Form 10-Q
period 2017-09-30
SEI INVESTMENTS CO
filed 2017-10-26
CIK 350894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q
________________________________________

(Mark One)*

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of October 19, 2017 was 157,473,146.

1 of 42

PART I.        FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements.

SEI Investments Company
Consolidated Balance Sheets
(unaudited)
(In thousands, except par value)

	September 30, 2017	December 31, 2016
Assets
Current Assets:
Cash and cash equivalents	$684,971	$695,701
Restricted cash	3,503	3,500
Receivables from investment products	50,961	61,761
Receivables, net of allowance for doubtful accounts of $699 and $523	273,535	227,957
Securities owned	21,469	21,339
Other current assets	30,537	27,575
Total Current Assets	1,064,976	1,037,833
Property and Equipment, net of accumulated depreciation of $302,901 and $285,322	148,106	146,190
Capitalized Software, net of accumulated amortization of $340,864 and $303,540	307,116	295,867
Investments Available for Sale	82,252	84,033
Investments in Affiliated Funds, at fair value	5,738	4,858
Investment in Unconsolidated Affiliate	42,225	50,459
Intangible Assets, net	82,263	—
Deferred Income Taxes	1,676	2,127
Other Assets, net	17,045	15,456
Total Assets	$1,751,397	$1,636,823
The accompanying notes are an integral part of these consolidated financial statements.

2 of 42

SEI Investments Company
Consolidated Balance Sheets
(unaudited)
(In thousands, except par value)

Liabilities and Equity
Current Liabilities:
Accounts payable	$4,429	$5,966
Accrued liabilities	185,368	240,525
Deferred revenue	3,134	2,880
Total Current Liabilities	192,931	249,371
Borrowings Under Revolving Credit Facility	40,000	—
Deferred Income Taxes	69,704	69,693
Other Long-term Liabilities	16,221	14,645
Total Liabilities	318,856	333,709
Commitments and Contingencies
Shareholders' Equity:
Common stock, $.01 par value, 750,000 shares authorized; 157,405 and 159,031 shares issued and outstanding	1,574	1,590
Capital in excess of par value	1,002,909	955,461
Retained earnings	448,356	384,018
Accumulated other comprehensive loss, net	(20,298)	(37,955)
Total Shareholders' Equity	1,432,541	1,303,114
Total Liabilities and Shareholders' Equity	$1,751,397	$1,636,823
The accompanying notes are an integral part of these consolidated financial statements.

3 of 42

SEI Investments Company
Consolidated Statements of Operations
(unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Asset management, administration and distribution fees	$299,890	$271,930	$866,945	$785,642
Information processing and software servicing fees	80,922	76,443	233,501	224,834
Transaction-based and trade execution fees	5,206	6,268	17,887	22,259
Total revenues	386,018	354,641	1,118,333	1,032,735
Expenses:
Subadvisory, distribution and other asset management costs	45,578	42,586	131,368	122,651
Software royalties and other information processing costs	7,463	7,519	22,837	22,944
Brokerage commissions	3,978	4,864	13,163	17,065
Compensation, benefits and other personnel	118,421	103,137	336,919	307,350
Stock-based compensation	7,088	4,066	19,527	12,044
Consulting, outsourcing and professional fees	46,507	43,631	137,991	121,712
Data processing and computer related	18,449	16,581	53,104	48,081
Facilities, supplies and other costs	18,604	17,075	54,764	50,194
Amortization	13,745	11,388	38,332	33,684
Depreciation	6,948	6,576	20,347	19,457
Total expenses	286,781	257,423	828,352	755,182
Income from operations	99,237	97,218	289,981	277,553
Net gain from investments	645	196	1,036	320
Interest and dividend income	1,899	1,026	4,928	3,142
Interest expense	(345)	(115)	(571)	(416)
Equity in earnings of unconsolidated affiliate	39,333	32,565	109,213	92,042
Gain on sale of subsidiary	—	—	—	2,791
Income before income taxes	140,769	130,890	404,587	375,432
Income taxes	39,030	44,186	122,342	130,226
Net income	$101,739	$86,704	$282,245	$245,206
Basic earnings per common share	$0.64	$0.54	$1.78	$1.51
Shares used to compute basic earnings per share	157,902	160,916	158,439	161,908
Diluted earnings per common share	$0.63	$0.53	$1.74	$1.49
Shares used to compute diluted earnings per share	161,148	163,925	161,866	165,053
Dividends declared per common share	$—	$—	$0.28	$0.26
The accompanying notes are an integral part of these consolidated financial statements.

4 of 42

SEI Investments Company
Consolidated Statements of Comprehensive Income
(unaudited)
(In thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
Net income		$101,739		$86,704		$282,245		$245,206
Other comprehensive gain (loss), net of tax:
Foreign currency translation adjustments		7,318		(3,053)		17,028		(5,704)
Unrealized gain (loss) on investments:
Unrealized gains (losses) during the period, net of income taxes of $(116), $94, $(148) and $(146)	294		(160)		435		190
Less: reclassification adjustment for losses realized in net income, net of income taxes of $(41), $(52), $(84) and $(143)	105	399	102	(58)	194	629	266	456
Total other comprehensive gain (loss), net of tax		7,717		(3,111)		17,657		(5,248)
Comprehensive income		$109,456		$83,593		$299,902		$239,958
The accompanying notes are an integral part of these consolidated financial statements.

5 of 42

SEI Investments Company
Consolidated Condensed Statements of Cash Flows
(unaudited)
(In thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$282,245	$245,206
Adjustments to reconcile net income to net cash provided by operating activities (See Note 1)	34,139	44,228
Net cash provided by operating activities	316,384	289,434
Cash flows from investing activities:
Additions to property and equipment	(20,318)	(26,656)
Additions to capitalized software	(48,573)	(33,196)
Purchases of marketable securities	(50,235)	(55,162)
Prepayments and maturities of marketable securities	52,644	42,625
Sales of marketable securities	—	1,225
Cash paid for acquisition, net of cash acquired	(80,131)	—
Receipt of contingent payment from sale of SEI AK	—	2,791
Other investing activities	(1,450)	1,313
Net cash used in investing activities	(148,063)	(67,060)
Cash flows from financing activities:
Borrowings under revolving credit facility	40,000	—
Purchase and retirement of common stock	(186,494)	(224,815)
Proceeds from issuance of common stock	41,626	35,159
Payment of dividends	(88,862)	(84,686)
Net cash used in financing activities	(193,730)	(274,342)
Effect of exchange rate changes on cash and cash equivalents	14,679	(4,531)
Net decrease in cash and cash equivalents	(10,730)	(56,499)
Cash and cash equivalents, beginning of period	695,701	679,661
Cash and cash equivalents, end of period	$684,971	$623,162
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
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain financial information and accompanying note disclosure normally included in the Company’s Annual Report on Form 10-K have been condensed or omitted. The interim financial information is unaudited but reflects all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position of the Company as of September 30, 2017, the results of operations for the three and nine months ended September 30, 2017 and 2016, and cash flows for the nine-month periods ended September 30, 2017 and 2016. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
There have been no significant changes in significant accounting policies during the nine months ended September 30, 2017 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 with the exception of the adoption of Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09) and the addition of the accounting policies related to business combinations and intangible assets. As required by ASU 2016-09, excess tax benefits recognized on stock-based compensation expense are reflected in the accompanying Consolidated Statements of Operations as a component of the provision for income taxes on a prospective basis (See Note 11). Additionally, excess tax benefits or deficiencies recognized on stock-based compensation expense are classified as an operating activity in the accompanying Consolidated Statements of Cash Flows. The Company has applied this provision retrospectively for the periods prior to the date of adoption. As a result, for the nine months ended September 30, 2016, net cash provided by operating activities increased by $5,941 with a corresponding offset to net cash used for financing activities.
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

7 of 42

Cash and Cash Equivalents
Cash and cash equivalents includes $298,869 and $374,760 at September 30, 2017 and December 31, 2016, respectively, primarily invested in SEI-sponsored open-ended money market mutual funds. The SEI-sponsored mutual funds are Level 1 assets.
Restricted Cash
Restricted cash includes $3,000 at September 30, 2017 and December 31, 2016 segregated for regulatory purposes related to trade-execution services conducted by SEI Investments (Europe) Limited. Restricted cash also includes $503 and $500 at September 30, 2017 and December 31, 2016, respectively, segregated in special reserve accounts for the benefit of customers of the Company’s broker-dealer subsidiary, SEI Investments Distribution Co. (SIDCO), in accordance with certain rules established by the Securities and Exchange Commission (SEC) for broker-dealers.
Capitalized Software
The Company capitalized $48,573 and $33,196 of software development costs during the nine months ended September 30, 2017 and 2016, respectively. The Company's software development costs primarily relate to the continued development of the SEI Wealth PlatformSM (the Platform). The Company capitalized $40,604 and $27,387 of software development costs for significant enhancements to the Platform during the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, the net book value of the Platform was $283,639. The net book value includes $27,344 of capitalized software development costs in-progress associated with future releases. The Platform has an estimated useful life of 15 years and a weighted average remaining life of 4.7 years. Amortization expense for the Platform was $37,324 and $33,387 during the nine months ended September 30, 2017 and 2016, respectively.
The amount of amortization expense recognized related to the SEI Wealth Platform is based upon management’s estimate of its useful life. Management continually reassesses the estimated useful life of the Platform and any change in management's estimate could result in the remaining amortization expense to be accelerated or spread out over a longer period (See the caption "SEI Wealth Platform - Estimated Useful Life" of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 for more information).
The Company also capitalized $7,969 and $5,809 of software development costs during the nine months ended September 30, 2017 and 2016, respectively, related to an application for the Investment Managers segment. Capitalized software development costs in-progress at September 30, 2017 associated with the application were $23,477. The application is not yet ready for use.
Business Combinations
The Company accounts for business combinations in accordance with Accounting Standards Codification Topic 805, Business Combinations (ASC 805). ASC 805 establishes principles and requirements for recognizing the total consideration transferred, assets acquired and liabilities assumed in a business combination. ASC 805 also provides guidance for recognizing and measuring goodwill acquired in a business combination and requires the acquirer to disclose information needed to evaluate and understand the financial impact of the business combination. The Company recognizes assets and liabilities acquired at their estimated fair values. Management uses judgment to identify the acquired assets and liabilities assumed; estimate the fair value of these assets and liabilities; estimate the useful life of the assets; and assess the appropriate method for recognizing depreciation or amortization expense over the estimated useful life of the assets.
Intangible Assets
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
Identifiable definite-lived intangible assets on the Company’s Consolidated Balance Sheet are amortized on a straight-line basis according to their estimated useful lives (See Note 14). Goodwill recorded is not amortized but is reviewed for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The provisions of accounting guidance require that a two-step, fair value based test be performed to assess goodwill for impairment. In the first step, the fair value of each reporting unit is compared with its carrying value, including goodwill. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The second step requires an allocation of fair value to the individual assets and liabilities using a purchase price allocation in order to determine the implied fair value of goodwill. If the implied fair value of goodwill is less than the carrying amount, an impairment loss is recognized.

8 of 42

Earnings per Share
The calculations of basic and diluted earnings per share for the three and nine months ended September 30, 2017 and 2016 are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$101,739	$86,704	$282,245	$245,206
Shares used to compute basic earnings per common share	157,902,000	160,916,000	158,439,000	161,908,000
Dilutive effect of stock options	3,246,000	3,009,000	3,427,000	3,145,000
Shares used to compute diluted earnings per common share	161,148,000	163,925,000	161,866,000	165,053,000
Basic earnings per common share	$0.64	$0.54	$1.78	$1.51
Diluted earnings per common share	$0.63	$0.53	$1.74	$1.49
During the three months ended September 30, 2017 and 2016, employee stock options to purchase 11,324,000 and 10,258,000 shares of common stock with an average exercise price of $37.81 and $34.11, respectively, were outstanding but not included in the computation of diluted earnings per common share. During the nine months ended September 30, 2017 and 2016, employee stock options to purchase 11,286,000 and 10,384,000 shares of common stock with an average exercise price of $37.73 and $34.07, respectively, were outstanding but not included in the computation of diluted earnings per common share. These options for the three and nine month periods were not included in the computation of diluted earnings per common share because either the performance conditions have not been satisfied or would have been satisfied if the reporting date was the end of the contingency period or the option’s exercise price was greater than the average market price of the Company’s common stock and the effect on diluted earnings per common share would have been anti-dilutive.
Reclassifications
Certain prior year amounts have been reclassified to conform to current year presentation.

9 of 42

Statements of Cash Flows
For purposes of the Consolidated Statements of Cash Flows, the Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents.
The following table provides the details of the adjustments to reconcile net income to net cash provided by operating activities for the nine months ended September 30:

	2017	2016
Net income	$282,245	$245,206
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20,347	19,457
Amortization	38,332	33,684
Equity in earnings of unconsolidated affiliate	(109,213)	(92,042)
Distributions received from unconsolidated affiliate	117,447	102,246
Stock-based compensation	19,527	12,044
Provision for losses on receivables	176	338
Deferred income tax expense	1,143	(1,521)
Gain from sale of SEI AK	—	(2,791)
Net gain from investments	(1,036)	(320)
Tax benefit on stock options exercised (1)	—	5,941
Change in other long-term liabilities	106	2,706
Change in other assets	79	(2,463)
Other	1,067	602
Change in current assets and liabilities
Decrease (increase) in
Receivables from investment products	10,800	(685)
Receivables	(43,661)	(25,037)
Other current assets	(2,962)	(4,072)
Increase (decrease) in
Accounts payable	(1,748)	2,497
Accrued liabilities	(15,856)	(6,945)
Deferred revenue	(409)	589
Total adjustments	34,139	44,228
Net cash provided by operating activities	$316,384	$289,434
(1) The tax benefit on stock options exercised for the nine months ended September 30, 2016 was reclassified to operating activities from financing activities upon the adoption of ASU 2016-09.
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
The Company continues to assess the impact of ASU 2014-09 on its revenue arrangements. The Company expects the adoption of ASU 2014-09 to have an impact to its business processes, financial reporting disclosures and internal controls over financial reporting.
As part of its project plan’s preliminary assessment and design implementation phases for the adoption of ASU 2014-09, the Company has adopted implementation controls that allows it to properly and timely adopt ASU 2014-09 on the effective date. The Company will make continuous updates to the quarterly and year-end disclosures, with a focus on both status and

10 of 42

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
Contract costs:

•
The Company expects to capitalize the costs of obtaining the contracts related to the information processing and software servicing fees revenue stream affected by the standard. Sales commissions and contract costs related to fund conversions are also expected to be capitalized. Under current guidance, contract costs are expensed at inception of an agreement but under the new standard, the costs will generally be capitalized and amortized over the period of customer life as defined in the new standard, unless a practical expedient is applied to fully expense contract costs for contracts with an amortization period of one year or less.

Transition method:

•
The new standard provides companies with alternative methods of adoption. The Company is in the process of determining the method of adoption, which depends in part upon the completion of the evaluation of the remaining revenue arrangements. The Company anticipates it will elect the cumulative effect transition method.

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
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (ASU 2017-04). The objective of ASU 2017-04 is to simplify the subsequent measurement of goodwill by entities performing their annual goodwill impairment tests by comparing the fair value of a reporting unit, including income tax effects from any tax-deductible goodwill, with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds fair value. ASU 2017-04 is effective for the Company beginning in the first quarter of 2020. Early adoption is permitted. The

11 of 42

Company is currently evaluating the impact of adopting ASU 2017-04 on its consolidated financial statements and related disclosures.

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
At September 30, 2017, the Company’s total investment in LSV was $42,225. The Company receives partnership distributions from LSV on a quarterly basis. The Company received partnership distributions from LSV of $117,447 and $102,246 in the nine months ended September 30, 2017 and 2016, respectively. As such, the Company considers these distribution payments as returns on investment rather than returns of the Company's original investment in LSV and has therefore classified the associated cash inflows as an operating activity on the Consolidated Statements of Cash Flows.
The Company’s proportionate share in the earnings of LSV was $39,333 and $32,565 during the three months ended September 30, 2017 and 2016, respectively. During the nine months ended September 30, 2017 and 2016, the Company's proportionate share in the earnings of LSV was $109,213 and $92,042, respectively.
These tables contain condensed financial information of LSV:

Condensed Statement of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$126,723	$103,341	$355,996	$291,819
Net income	101,130	83,646	280,717	235,893

Condensed Balance Sheets	September 30, 2017	December 31, 2016
Current assets	$136,299	$125,872
Non-current assets	1,553	1,927
Total assets	$137,852	$127,799

Current liabilities	$71,555	$39,303
Partners’ capital	66,297	88,496
Total liabilities and partners’ capital	$137,852	$127,799

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

12 of 42

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
The Company has concluded that it is not the primary beneficiary of the entities and; therefore, is not required to consolidate any of the pooled investment vehicles for which it receives asset management, distribution, administration and custodial fees under the VIE model. The entities either do not meet the definition of a VIE or the Company does not hold a variable interest in the entities. The entities either qualify for the money market scope exception, or are entities in which the Company’s asset management, distribution, administration and custodial fees are commensurate with the services provided and include fair terms and conditions, or are entities that are limited partnerships which have substantive kick-out rights. The Company acts as a fiduciary and does not hold any other interests other than insignificant seed money investments in the pooled investment vehicles. For this reason, the Company also concluded that it is not required to consolidate the pooled investment vehicles under the voting interest entity (VOE) model.
The Company is a party to expense limitation agreements with certain SEI-sponsored money market funds subject to Rule 2a-7 of the Investment Company Act of 1940 which establish a maximum level of ordinary operating expenses incurred by the fund in any fiscal year including, but not limited to, fees of the administrator or its affiliates. Under the terms of these agreements, the Company waived $6,942 and $9,145 in fees during the three months ended September 30, 2017 and 2016, respectively. During the nine months ended September 30, 2017 and 2016, the Company waived $20,620 and $31,513, respectively, in fees.

Note 4.	Composition of Certain Financial Statement Captions
Receivables
Receivables on the accompanying Consolidated Balance Sheets consist of:

	September 30, 2017	December 31, 2016
Trade receivables	$68,968	$48,683
Fees earned, not billed	192,214	168,971
Other receivables	13,052	10,826
	274,234	228,480
Less: Allowance for doubtful accounts	(699)	(523)
	$273,535	$227,957

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

13 of 42

Property and Equipment
Property and Equipment on the accompanying Consolidated Balance Sheets consists of:

	September 30, 2017	December 31, 2016
Buildings	$153,952	$152,171
Equipment	114,122	106,759
Land	10,030	10,030
Purchased software	133,320	128,008
Furniture and fixtures	17,950	17,292
Leasehold improvements	17,121	15,175
Construction in progress	4,512	2,077
	451,007	431,512
Less: Accumulated depreciation	(302,901)	(285,322)
Property and Equipment, net	$148,106	$146,190

The Company recognized $20,347 and $19,457 in depreciation expense related to property and equipment for the nine months ended September 30, 2017 and 2016, respectively.
Accrued Liabilities
Accrued liabilities on the accompanying Consolidated Balance Sheets consist of:

	September 30, 2017	December 31, 2016
Accrued employee compensation	$63,313	$79,735
Accrued consulting, outsourcing and professional fees	29,487	24,428
Accrued sub-advisory, distribution and other asset management fees	38,631	41,666
Accrued dividend payable	—	44,596
Other accrued liabilities	53,937	50,100
Total accrued liabilities	$185,368	$240,525

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
The pricing policies and procedures applied for our Level 1 and Level 2 financial assets during the nine months ended September 30, 2017 were consistent with those as described in our Annual Report on Form 10-K at December 31, 2016. The Company had no Level 3 financial assets at September 30, 2017 or December 31, 2016 that were required to be measured at fair value on a recurring basis. The Company's Level 3 financial liabilities at September 30, 2017 consist entirely of the contingent consideration of $4,800 resulting from an acquisition (See Note 14). The current portion of the contingent consideration is included in Accrued liabilities on the accompanying Consolidated Balance Sheet. The long-term portion of the

14 of 42

contingent consideration is included in Other Long-Term Liabilities on the accompanying Consolidated Balance Sheet. The fair value of the contingent consideration was determined using a Monte-Carlo simulation model. Key assumptions for the Monte-Carlo simulation model include expected revenues, expected volatility, risk-free rate and correlation coefficient. There was no material change in the fair value of the contingent consideration from the acquisition date through September 30, 2017. The Company had no Level 3 financial liabilities as of December 31, 2016 that were required to be measured at fair value on a recurring basis. There were no transfers of financial assets between levels within the fair value hierarchy during the nine months ended September 30, 2017.
The fair value of certain financial assets of the Company was determined using the following inputs:

		Fair Value Measurements at the End of the Reporting Period Using
Assets	September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity available-for-sale securities	$10,863	$10,863	$—
Fixed-income available-for-sale securities	71,389	—	71,389
Fixed-income securities owned	21,469	—	21,469
Investment funds sponsored by LSV (1)	5,738
	$109,459	$10,863	$92,858

		Fair Value Measurements at the End of the Reporting Period Using
Assets	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity available-for-sale securities	$9,581	$9,581	$—
Fixed-income available-for-sale securities	74,452	—	74,452
Fixed-income securities owned	21,339	—	21,339
Investment funds sponsored by LSV (1)	4,858
	$110,230	$9,581	$95,791

(1) The fair value amounts presented in the tables above are intended to permit reconciliation of the fair value hierarchy to the amounts presented on the accompanying Consolidated Balance Sheets (See Note 6).

Note 6.    Marketable Securities
Investments Available for Sale
Investments available for sale classified as non-current assets consist of:

	At September 30, 2017
	Cost Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
SEI-sponsored mutual funds	$7,317	$106	$(290)	$7,133
Equities and other mutual funds	3,373	357	—	3,730
Debt securities	71,837	—	(448)	71,389
	$82,527	$463	$(738)	$82,252

15 of 42

	At December 31, 2016
	Cost Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
SEI-sponsored mutual funds	$7,357	$24	$(996)	$6,385
Equities and other mutual funds	2,968	228	—	3,196
Debt securities	74,843	—	(391)	74,452
	$85,168	$252	$(1,387)	$84,033

Net unrealized losses at September 30, 2017 and December 31, 2016 were $207 (net of income tax benefit of $68) and $836 (net of income tax benefit of $299), respectively. These net unrealized losses are reported as a separate component of Accumulated other comprehensive loss on the accompanying Consolidated Balance Sheets.
There were gross realized gains of $428 and gross realized losses of $706 from available-for-sale securities during the nine months ended September 30, 2017. There were gross realized gains of $270 and gross realized losses of $679 from available-for-sale securities during the nine months ended September 30, 2016. Gains and losses from available-for-sale securities, including amounts reclassified from accumulated comprehensive loss, are reflected in Net gain from investments on the accompanying Consolidated Statements of Operations.
Investments in Affiliated Funds
The Company has an investment in funds sponsored by LSV. The Company records this investment on the accompanying Consolidated Balance Sheets at fair value. Unrealized gains and losses from the change in fair value of these funds are recognized in Net gain from investments on the accompanying Consolidated Statements of Operations.
The investment primarily consists of U.S. dollar denominated funds that invest primarily in securities of Canadian, Australian and Japanese companies as well as various other global securities. The underlying securities held by the funds are translated into U.S. dollars within the funds. The funds had a fair value of $5,738 and $4,858 at September 30, 2017 and December 31, 2016, respectively. The Company recognized gains of $388 and $880 during the three and nine months ended September 30, 2017, respectively, from the change in fair value of the funds. The Company recognized gains of $468 and $849 during the three and nine months ended September 30, 2016, respectively, from the change in fair value of the funds.
Securities Owned
The Company’s broker-dealer subsidiary, SIDCO, has investments in U.S. government agency securities with maturity dates less than one year. These investments are reflected as Securities owned on the accompanying Consolidated Balance Sheets. Due to specialized accounting practices applicable to investments by broker-dealers, the securities are reported at fair value and changes in fair value are recorded in current period earnings. The securities had a fair value of $21,469 and $21,339 at September 30, 2017 and December 31, 2016, respectively. There were no material net gains or losses from the change in fair value of the securities during the three and nine months ended September 30, 2017 and 2016.

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

16 of 42

resources. Upon the occurrence of certain financial or economic events, significant corporate events, or certain other events of default constituting an event of default under the Credit Facility, all loans outstanding may be declared immediately due and payable and all commitments under the agreement may be terminated.
In July 2017, the Company borrowed $40,000 under the Credit Facility for the funding of an acquisition (See Note 14). As of September 30, 2017, the outstanding balance of the Credit Facility was $40,000 and is included in Borrowings Under Revolving Credit Facility on the accompanying Consolidated Balance Sheet. The Company was in compliance with all covenants of the Credit Facility during the nine months ended September 30, 2017.
In October 2017, the Company made a principal payment of $10,000. As of October 19, 2017, the amount of the Credit Facility that is available for general corporate purposes was $270,000.
The Company considers the book value of long-term debt related to the borrowings through the Credit Facility to be representative of its fair value.

Note 8.    Shareholders’ Equity
Stock-Based Compensation
The Company has only non-qualified stock options outstanding under its equity compensation plans. All outstanding stock options have performance-based vesting provisions specific to each option grant that tie the vesting of the applicable stock options to the Company’s financial performance. The Company’s stock options vest at a rate of 50 percent when a specified diluted earnings per share target is achieved, and the remaining 50 percent when a second, higher specified diluted earnings per share target is achieved. Options do not vest due to the passage of time but solely as a result of achievement of the financial vesting targets. The amount of stock-based compensation expense is based upon management’s estimate of when the earnings per share targets may be achieved. Any change in management's estimate could result in the remaining amount of stock-based compensation expense to be accelerated, spread out over a longer period, or reversed. This may cause volatility in the recognition of stock-based compensation expense in future periods and could materially affect the Company’s net income and net income per share.
The Company recognized stock-based compensation expense in its Consolidated Financial Statements in the three and nine months ended September 30, 2017 and 2016, respectively, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock-based compensation expense	$7,088	$4,066	$19,527	$12,044
Less: Deferred tax benefit	(2,517)	(1,466)	(6,859)	(4,235)
Stock-based compensation expense, net of tax	$4,571	$2,600	$12,668	$7,809
As of September 30, 2017, there was approximately $57,525 of unrecognized compensation cost remaining related to unvested employee stock options that management expects will vest and is being amortized.
The Company issues new common shares associated with the exercise of stock options. The total intrinsic value of options exercised during the nine months ended September 30, 2017 was $59,991. The total options exercisable as of September 30, 2017 had an intrinsic value of $192,056. The total intrinsic value for options exercisable is calculated as the difference between the market value of the Company’s common stock as of September 30, 2017 and the weighted average exercise price of the shares. The market value of the Company’s common stock as of September 30, 2017 was $61.06 as reported by the Nasdaq Stock Market, LLC. The weighted average exercise price of the options exercisable as of September 30, 2017 was $21.34. Total options that were outstanding as of September 30, 2017 were 16,158,000. Total options that were exercisable as of September 30, 2017 were 4,835,000.
Common Stock Buyback
The Company’s Board of Directors, under multiple authorizations, has authorized the repurchase of the Company’s common stock on the open market or through private transactions. The Company purchased 3,538,000 shares at a total cost of $188,276 during the nine months ended September 30, 2017, which reduced the total shares outstanding of common stock. The cost of stock purchases during the period includes the cost of certain transactions that settled in the following quarter. As of September 30, 2017, the Company had approximately $30,476 of authorization remaining for the purchase of common stock under the program. On October 24, 2017, the Company’s Board of Directors approved an increase in the stock repurchase program by an additional $200,000, increasing the available authorization to approximately $230,476.
The Company immediately retires its common stock when purchased. Upon retirement, the Company reduces Capital in excess of par value for the average capital per share outstanding and the remainder is charged against Retained earnings. If th

17 of 42

e Company reduces its Retained earnings to zero, any subsequent purchases of common stock will be charged entirely to Capital in excess of par value.
Cash Dividend
On May 24, 2017, the Board of Directors declared a cash dividend of $0.28 per share on the Company's common stock, which was paid on June 16, 2017, to shareholders of record on June 7, 2017. Cash dividends declared during the nine months ended September 30, 2017 and 2016 were $44,264 and $42,001, respectively.

Note 9.    Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss, net of tax, are as follows:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Investments	Accumulated Other Comprehensive Loss
Balance, January 1, 2017	$(37,119)	$(836)	$(37,955)

Other comprehensive gain before reclassifications	17,028	435	17,463
Amounts reclassified from accumulated other comprehensive loss	—	194	194
Net current-period other comprehensive gain	17,028	629	17,657

Balance, September 30, 2017	$(20,091)	$(207)	$(20,298)

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
The information in the following tables is derived from the Company’s internal financial reporting used for corporate management purposes. There are no inter-segment revenues for the three and nine months ended September 30, 2017 and 2016. Management evaluates Company assets on a consolidated basis during interim periods. The accounting policies of the reportable business segments are the same as those described in Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
The following tables highlight certain financial information about each of the Company’s business segments for the three months ended September 30, 2017 and 2016.

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Three Months Ended September 30, 2017
Revenues	$118,499	$94,318	$80,411	$91,020	$1,770	$386,018
Expenses	115,806	50,585	40,003	59,831	5,063	271,288
Operating profit (loss)	$2,693	$43,733	$40,408	$31,189	$(3,293)	$114,730

18 of 42

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Three Months Ended September 30, 2016
Revenues	$115,952	$85,258	$76,222	$75,672	$1,537	$354,641
Expenses	105,523	45,080	36,943	48,588	5,348	241,482
Operating profit (loss)	$10,429	$40,178	$39,279	$27,084	$(3,811)	$113,159

A reconciliation of the total operating profit reported for the business segments to income from operations in the Consolidated Statements of Operations for the three months ended September 30, 2017 and 2016 is as follows:

	2017	2016
Total operating profit from segments	$114,730	$113,159
Corporate overhead expenses	(15,493)	(15,941)
Income from operations	$99,237	$97,218

The following tables provide additional information for the three months ended September 30, 2017 and 2016 pertaining to our business segments:

	Capital Expenditures (1)		Depreciation
	2017	2016	2017	2016
Private Banks	$14,671	$15,018	$4,374	$3,289
Investment Advisors	5,421	6,744	759	940
Institutional Investors	1,260	1,744	248	344
Investment Managers	3,450	6,210	1,197	1,228
Investments in New Businesses	173	379	162	549
Total from business segments	$24,975	$30,095	$6,740	$6,350
Corporate overhead	377	1,111	208	226
	$25,352	$31,206	$6,948	$6,576
(1) Capital expenditures include additions to property and equipment and capitalized software.

	Amortization
	2017	2016
Private Banks	$9,125	$7,972
Investment Advisors	2,973	2,626
Institutional Investors	425	425
Investment Managers	1,132	275
Investments in New Businesses	40	40
Total from business segments	$13,695	$11,338
Corporate overhead	50	50
	$13,745	$11,388

The following tables highlight certain financial information about each of the Company’s business segments for the nine months ended September 30, 2017 and 2016.

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Nine Months Ended September 30, 2017
Revenues	$347,317	$275,302	$235,483	$255,123	$5,108	$1,118,333
Expenses	336,709	147,504	117,499	165,743	15,067	782,522
Operating profit (loss)	$10,608	$127,798	$117,984	$89,380	$(9,959)	$335,811

19 of 42

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Nine Months Ended September 30, 2016
Revenues	$344,149	$243,820	$223,793	$216,528	$4,445	$1,032,735
Expenses	312,126	134,575	108,875	140,831	15,935	712,342
Operating profit (loss)	$32,023	$109,245	$114,918	$75,697	$(11,490)	$320,393
Gain on sale of subsidiary	2,791	—	—	—	—	2,791
Segment profit (loss)	$34,814	$109,245	$114,918	$75,697	$(11,490)	$323,184

A reconciliation of the total operating profit reported for the business segments to income from operations in the Consolidated Statements of Operations for the nine months ended September 30, 2017 and 2016 is as follows:

	2017	2016
Total operating profit from segments	$335,811	$320,393
Corporate overhead expenses	(45,830)	(42,840)
Income from operations	$289,981	$277,553

The following tables provide additional information for the nine months ended September 30, 2017 and 2016 pertaining to our business segments:

	Capital Expenditures (1)		Depreciation
	2017	2016	2017	2016
Private Banks	$37,000	$32,184	$12,956	$9,669
Investment Advisors	13,651	12,863	2,294	2,880
Institutional Investors	3,157	3,236	719	1,017
Investment Managers	13,730	9,275	3,141	3,590
Investments in New Businesses	432	594	701	1,644
Total from business segments	$67,970	$58,152	$19,811	$18,800
Corporate Overhead	921	1,700	536	657
	$68,891	$59,852	$20,347	$19,457
(1) Capital expenditures include additions to property and equipment and capitalized software.

	Amortization
	2017	2016
Private Banks	$26,464	$23,452
Investment Advisors	8,720	7,764
Institutional Investors	1,174	1,249
Investment Managers	1,623	816
Investments in New Businesses	200	106
Total from business segments	$38,181	$33,387
Corporate Overhead	151	297
	$38,332	$33,684

Note 11.    Income Taxes
The gross liability for unrecognized tax benefits at September 30, 2017 and December 31, 2016 was $16,038 and $17,287, respectively, exclusive of interest and penalties, of which $13,386 and $14,868 would affect the effective tax rate if the Company were to recognize the tax benefit.
The Company classifies interest and penalties on unrecognized tax benefits as income tax expense. As of September 30, 2017 and December 31, 2016, the combined amount of accrued interest and penalties related to tax positions taken on tax returns was $1,361 and $1,224, respectively.

20 of 42

	September 30, 2017	December 31, 2016
Gross liability for unrecognized tax benefits, exclusive of interest and penalties	$16,038	$17,287
Interest and penalties on unrecognized benefits	1,361	1,224
Total gross uncertain tax positions	$17,399	$18,511
Amount included in Current liabilities	$2,648	$3,866
Amount included in Other long-term liabilities	14,751	14,645
	$17,399	$18,511

The Company's effective income tax rate for the three and nine months ended September 30, 2017 and 2016 differs from the federal income tax statutory rate due to the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	1.7	1.2	1.7	1.5
Foreign tax expense and tax rate differential	(1.0)	(0.8)	(1.0)	(0.8)
Tax benefit from stock option exercises	(4.5)	—	(3.9)	—
Expiration of the statute of limitations	(2.6)	(0.8)	(0.9)	(0.3)
Other, net	(0.9)	(0.8)	(0.7)	(0.7)
	27.7%	33.8%	30.2%	34.7%

The decrease in the tax rates for the three and nine months ended September 30, 2017 was primarily due to the adoption of ASU 2016-09. Under this standard, the tax effects of stock option exercises are treated as discrete items in the reporting period in which they occur. Therefore, the tax effect of stock option exercises is not spread over the entire year through the use of the annual effective tax rate, but instead is recorded entirely in the period in which the tax deduction arose. Accordingly, the Company recorded the income tax benefit as a discrete item in income for the three and nine months ended September 30, 2017. The Company's effective tax rate could fluctuate significantly on a quarterly basis due to the tax effects of stock-based compensation. The decrease in the tax rates for the three and nine months ended September 30, 2017 was also due to the expiring statute of limitations pertaining to various federal tax items.
The Company files income tax returns in the United States on a consolidated basis and in many U.S. state and foreign jurisdictions. The Company is subject to examination of income tax returns by the Internal Revenue Service (IRS) and other domestic and foreign tax authorities. The Company is no longer subject to U.S. federal income tax examination for years before 2014 and is no longer subject to state, local or foreign income tax examinations by authorities for years before 2010.
The Company estimates it will recognize $2,648 of gross unrecognized tax benefits. This amount is expected to be paid within one year or to be removed at the expiration of the statute of limitations and resolution of income tax audits and is netted against the current payable account. These unrecognized tax benefits are related to tax positions taken on certain federal, state, and foreign tax returns. However, the timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. While it is reasonably possible that some issues under examination could be resolved in the next twelve months, based upon the current facts and circumstances, the Company cannot reasonably estimate the timing of such resolution or the total range of potential changes as it relates to the current unrecognized tax benefits that are recorded as part of the Company’s financial statements.

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

21 of 42

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
On November 26, 2014, a Writ of Summons was issued to two of our subsidiaries, SEI Investments - Global Fund Services Limited (GFSL) and SEI Investments - Depositary & Custodial Services (Ireland) Limited (D&C), to appear before the Court of First Instance Antwerp, Belgium. The plaintiffs in this case allege that through their initial investments in collective investment funds domiciled in Netherlands and subsequent transfer of claim rights to a Belgium domiciled partnership, they are beneficial owners of a portfolio of life settlement policies (the Portfolio) which lapsed due to a failure to make premium payments. The plaintiffs seek to recover jointly and severally from nine defendants including GFSL and D&C, damages of approximately $84 million. GFSL and D&C’s involvement in the litigation appears to arise out of their historical provision of administration and custody services, respectively, to the Strategic Life Settlement Fund PLC, who, together with its managers, appear to be the principal defendants in this claim. On December 4, 2015, the Belgium court dismissed plaintiff's claims for a lack of jurisdiction. On December 22, 2015, the plaintiffs appealed the dismissal. During October 2017, the Belgium appellate court dismissed plaintiff's appeal.
While the outcome of this action is uncertain given its early phase and the lack of specific theories of liability asserted against GFSL and D&C, each of GFSL and D&C believe that they have valid defenses to plaintiffs’ claims and intend to defend the lawsuit vigorously, and GFSL and D&C are not reasonably able to provide an estimate of the ultimate loss, if any, with respect to this lawsuit.

22 of 42

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
On March 28, 2013, all conditions subject to closing the transaction were satisfied and all ownership interests in SEI AK were transferred to Barings. Under the terms of the agreement, a portion of the purchase price was paid upon closing with up to an additional $11,220 payable to the Company as a contingent purchase price with respect to three one-year periods ending on December 31, 2013, 2014, and 2015 depending upon whether SEI AK achieves specified revenue measures during such periods. The Company recognized a pre-tax gain of $2,791, or $0.01 diluted earnings per share, during the nine months ended September 30, 2016 representing the final annual payment under the terms of the agreement. The Company's gain from the sale of SEI AK are included in Gain on sale of subsidiary on the accompanying Consolidated Statement of Operations.

Note 14.    Business Acquisition
On July 3, 2017, the Company acquired all ownership interests of Archway Technology Partners, LLC, Archway Finance & Operations, Inc. and Keystone Capital Holdings, LLC (collectively, Archway), a provider of operating technologies and services to the family office industry, from Keystone International Holdings, Inc. With this acquisition, the Company expands its position in the single and multi-family office services market by diversifying its technology and operating solutions.
Under the acquisition method of accounting, the total purchase price was preliminarily allocated to Archway's net tangible and intangible assets based upon their estimated fair values as of July 3, 2017. The total purchase price for Archway was $81,532 in cash consideration with up to an additional $8,000 payable to the seller as a contingent purchase price with respect to two one-year periods ending December 31, 2017 and 2018 depending upon whether Archway achieves specified financial measures during such periods. The total purchase price was preliminarily allocated to intangible assets for $83,120, net assets acquired for $3,212 and contingent consideration for $4,800. The fair values assigned to assets acquired and liabilities assumed are based on management’s best estimates and assumptions as of the reporting date and are considered preliminary pending finalization of valuation analyses pertaining to the intangible assets acquired and the contingent consideration.
The Company acquired $1,401 in cash during the acquisition, resulting in $80,131 net cash paid for Archway. According to the terms of the purchase agreement, a portion of the purchase price was placed into escrow to indemnify the Company of any pre-acquisition damages. As of September 30, 2017, the balance available in escrow was $8,000.
The results of operations of Archway are included in the Investment Managers business segment and are reflected in the Company's Consolidated Statements of Operations since the completion of the acquisition on July 3, 2017.
All tangible and intangible assets resulting from the Archway transaction have been allocated to the Investment Managers business segment. Amortization expense related to the intangible assets acquired was $857 during the period ended September 30, 2017. Any goodwill generated from the acquisition is fully deductible for income tax purposes.
Pro forma information has not been presented because the effect of the Archway acquisition is not material to the Company's consolidated financial results.

23 of 42

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

Overview
Consolidated Summary
We are a leading global provider of investment processing, investment management and investment operations solutions. We help corporations, financial institutions, financial advisors and ultra-high-net-worth families create and manage wealth by providing comprehensive, innovative, investment and investment-business solutions. Investment processing fees are earned as monthly fees for contracted services, including computer processing services, software licenses and investment operations services, as well as transaction-based fees for providing securities valuation and trade-execution. Investment operations and investment management fees are earned as a percentage of average assets under management, administration or advised assets. As of September 30, 2017, through our subsidiaries and partnerships in which we have a significant interest, we manage, advise or administer $845.2 billion in hedge, private equity, mutual fund and pooled or separately managed assets, including $325.0 billion in assets under management and $515.6 billion in client assets under administration. Our affiliate, LSV Asset Management (LSV), manages $101.9 billion of assets which are included as assets under management.
Our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016 were:

	Three Months Ended September 30,		Percent Change*	Nine Months Ended September 30,		Percent Change*
	2017	2016		2017	2016
Revenues	$386,018	$354,641	9%	$1,118,333	$1,032,735	8%
Expenses	286,781	257,423	11%	828,352	755,182	10%
Income from operations	99,237	97,218	2%	289,981	277,553	4%
Net gain from investments	645	196	NM	1,036	320	NM
Interest income, net of interest expense	1,554	911	71%	4,357	2,726	60%
Equity in earnings from unconsolidated affiliate	39,333	32,565	21%	109,213	92,042	19%
Gain on sale of subsidiary	—	—	NM	—	2,791	NM
Income before income taxes	140,769	130,890	8%	404,587	375,432	8%
Income taxes	39,030	44,186	(12)%	122,342	130,226	(6)%
Net income	101,739	86,704	17%	282,245	245,206	15%
Diluted earnings per common share	$0.63	$0.53	19%	$1.74	$1.49	17%
* Variances noted "NM" indicate the percent change is not meaningful.
The following items had a significant impact on our financial results for the three and nine months ended September 30, 2017 and 2016:

•
Revenue growth was primarily driven by higher Asset management, administration and distribution fees from market appreciation and positive cash flows from new and existing clients. Our average assets under management, excluding LSV, increased $21.5 billion, or 11 percent, to $209.8 billion in the first nine months of 2017 as compared to $188.3 billion during the first nine months of 2016. Our average assets under administration increased $59.9 billion, or 14 percent, to $491.2 billion in the first nine months of 2017 as compared to $431.3 billion during the first nine months of 2016.

•
Our proportionate share in the earnings of LSV increased to $109.2 million in the first nine months of 2017 as compared to $92.0 million in the first nine months of 2016 primarily due to increased assets under management from LSV's existing clients due to market appreciation and increased performance fees.

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

24 of 42

•
We capitalized $40.6 million in the first nine months of 2017 for the SEI Wealth Platform as compared to $27.4 million in the first nine months of 2016. Amortization expense related to the Platform increased to $37.3 million during the first nine months of 2017 as compared to $33.4 million during the first nine months of 2016 due to continued enhancements to the Platform. We are currently reassessing the remaining useful life of certain components and functionality of the Platform (See the caption "SEI Wealth Platform - Estimated Useful Life" later in this discussion for more information).

•
We also capitalized $8.0 million in the first nine months of 2017 as compared to $5.8 million in the first nine months of 2016 for an application being developed for the Investment Managers segment. This new offering includes components that leverage upon the current infrastructure and add significant enhancements designed to aggregate, transact and process data. The application is expected to be placed into service during the first quarter of 2018 with an estimated useful life of five years.

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

•
Stock-based compensation costs increased to $19.5 million in the first nine months of 2017 as compared to $12.0 million in the first nine months 2016. The increase was primarily due to stock option awards granted in late 2016.

•
Our effective tax rate during the third quarter of 2017 was 27.7 percent as compared to 33.8 percent during the third quarter of 2016. During the first nine months of 2017, our effective tax rate was 30.2 percent as compared to 34.7 percent during the first nine months of 2016. The decline in our effective tax rates during the third quarter and the nine month period was primarily due to the adoption of a new accounting standard which requires all excess tax benefits or deficiencies recognized on stock-based compensation expense to be recorded as an income tax benefit or expense in the income statement. The decline was also due to the expiration of the statute of limitations pertaining to various federal tax items. Our quarterly effective tax rate could fluctuate significantly due to the tax effects of stock-based compensation (See Note 11 to the Consolidated Financial Statements for more information).

•
On July 3, 2017, we acquired Archway Technology Partners, LLC (Archway), a provider of operating technologies and services to the family office industry, for $81.5 million in cash consideration with up to an additional $8.0 million payable to the seller as a contingent purchase price with respect to two one-year periods ending December 31, 2017 and 2018 depending upon whether Archway achieves specified financial measures. The results of operations of Archway are included in our Investment Managers business segment (See Note 14 to the Notes to Consolidated Financial Statements).

•
We recorded our final pre-tax gain of $2.8 million, or $.01 diluted earnings per share, from the sale of SEI Asset Korea (SEI AK) in the first nine months of 2016. The gain from the sale is included in Gain on sale of subsidiary on the accompanying Consolidated Statement of Operations (See Note 13 to the Consolidated Financial Statements for more information).

•	We continued our stock repurchase program during 2017 and purchased 3.5 million shares for $188.3 million in the nine month period.

•	In July 2017, we borrowed $40.0 million under our credit facility for the acquisition of Archway (See Note 7).

25 of 42

Ending Asset Balances
(In millions)

	As of September 30,		Percent Change
	2017	2016
Private Banks:
Equity and fixed-income programs	$21,196	$18,668	14%
Collective trust fund programs	4	3	33%
Liquidity funds	3,345	4,034	(17)%
Total assets under management	$24,545	$22,705	8%
Client assets under administration	22,107	19,269	15%
Total assets	$46,652	$41,974	11%
Investment Advisors:
Equity and fixed-income programs	59,455	52,594	13%
Collective trust fund programs	5	5	—%
Liquidity funds	2,327	2,539	(8)%
Total assets under management	$61,787	$55,138	12%
Institutional Investors:
Equity and fixed-income programs	84,939	78,701	8%
Collective trust fund programs	82	90	(9)%
Liquidity funds	3,699	2,612	42%
Total assets under management	$88,720	$81,403	9%
Advised assets	4,450	—	NM
Total assets	93,170	81,403	14%
Investment Managers:
Equity and fixed-income programs	93	79	18%
Collective trust fund programs	46,087	35,962	28%
Liquidity funds	799	812	(2)%
Total assets under management	$46,979	$36,853	27%
Client assets under administration (A)	493,538	451,204	9%
Total assets	$540,517	$488,057	11%
Investments in New Businesses:
Equity and fixed-income programs	1,052	850	24%
Liquidity funds	71	53	34%
Total assets under management	$1,123	$903	24%
Advised assets	54	—	NM
Total assets	1,177	903	30%
LSV:
Equity and fixed-income programs	$101,893	$83,863	21%
Total:
Equity and fixed-income programs (B)	268,628	234,755	14%
Collective trust fund programs	46,178	36,060	28%
Liquidity funds	10,241	10,050	2%
Total assets under management	$325,047	$280,865	16%
Advised assets (C)	4,504	—	NM
Client assets under administration (D)	515,645	470,473	10%
Total assets under management, advisement and administration	$845,196	$751,338	12%

26 of 42

(A)
Client assets under administration in the Investment Managers segment include $48.1 billion of assets that require limited services and therefore are at fee levels below our normal full service assets (as of September 30, 2017).

(B)	Equity and fixed-income programs include $5.5 billion of assets invested in asset allocation funds at September 30, 2017.

(C)	Assets for which SEI acts as an advisor to the accounts. These assets were excluded in previous periods.

(D)	In addition to the numbers presented, SEI also administers an additional $11.1 billion in Funds of Funds assets (as of
September 30, 2017) on which SEI does not earn an administration fee.

27 of 42

Average Asset Balances
(In millions)

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2017	2016		2017	2016
Private Banks:
Equity and fixed-income programs	$20,699	$18,650	11%	$19,602	$18,266	7%
Collective trust fund programs	4	3	33%	4	3	33%
Liquidity funds	3,555	4,386	(19)%	3,761	5,055	(26)%
Total assets under management	$24,258	$23,039	5%	$23,367	$23,324	—%
Client assets under administration	21,441	19,039	13%	20,943	18,241	15%
Total assets	$45,699	$42,078	9%	$44,310	$41,565	7%
Investment Advisors:
Equity and fixed-income programs	58,406	51,924	12%	56,390	48,627	16%
Collective trust fund programs	5	5	—%	5	6	(17)%
Liquidity funds	2,335	2,694	(13)%	2,428	3,921	(38)%
Total assets under management	$60,746	$54,623	11%	$58,823	$52,554	12%
Institutional Investors:
Equity and fixed-income programs	83,696	77,583	8%	80,703	74,782	8%
Collective trust fund programs	80	90	(11)%	85	95	(11)%
Liquidity funds	3,177	2,751	15%	2,976	2,818	6%
Total assets under management	$86,953	$80,424	8%	$83,764	$77,695	8%
Advised assets	4,376	—	NM	3,729	—	NM
Total assets	91,329	80,424	14%	87,493	77,695	13%
Investment Managers:
Equity and fixed-income programs	92	73	26%	84	70	20%
Collective trust fund programs	44,824	35,257	27%	41,840	33,021	27%
Liquidity funds	952	874	9%	916	802	14%
Total assets under management	$45,868	$36,204	27%	$42,840	$33,893	26%
Client assets under administration	486,158	436,459	11%	470,208	413,039	14%
Total assets	$532,026	$472,663	13%	$513,048	$446,932	15%
Investments in New Businesses:
Equity and fixed-income programs	1,016	845	20%	960	804	19%
Liquidity funds	55	44	25%	61	44	39%
Total assets under management	$1,071	$889	20%	$1,021	$848	20%
Advised assets	73	—	NM	76	—	NM
Total assets	1,144	889	29%	1,097	848	29%
LSV:
Equity and fixed-income programs	$99,279	$83,373	19%	$94,216	$79,268	19%
Total:
Equity and fixed-income programs	263,188	232,448	13%	251,955	221,817	14%
Collective trust fund programs	44,913	35,355	27%	41,934	33,125	27%
Liquidity funds	10,074	10,749	(6)%	10,142	12,640	(20)%
Total assets under management	$318,175	$278,552	14%	$304,031	$267,582	14%
Advised assets	4,449	—	NM	3,805	—	NM
Client assets under administration	507,599	455,498	11%	491,151	431,280	14%
Total assets under management, advisement and administration	$830,223	$734,050	13%	$798,987	$698,862	14%

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

Business Segments
Revenues, Expenses and Operating Profit (Loss) for our business segments for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016 were as follows:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2017	2016		2017	2016
Private Banks:
Revenues	$118,499	$115,952	2%	$347,317	$344,149	1%
Expenses	115,806	105,523	10%	336,709	312,126	8%
Operating Profit	$2,693	$10,429	(74)%	$10,608	$32,023	(67)%
Gain on sale of subsidiary	—	—	—%	—	2,791	NM
Segment Profit	$2,693	$10,429	(74)%	$10,608	$34,814	NM
Operating Margin (A)	2%	9%		3%	9%
Investment Advisors:
Revenues	$94,318	$85,258	11%	$275,302	$243,820	13%
Expenses	50,585	45,080	12%	147,504	134,575	10%
Operating Profit	$43,733	$40,178	9%	$127,798	$109,245	17%
Operating Margin	46%	47%		46%	45%
Institutional Investors:
Revenues	$80,411	$76,222	5%	$235,483	$223,793	5%
Expenses	40,003	36,943	8%	117,499	108,875	8%
Operating Profit	$40,408	$39,279	3%	$117,984	$114,918	3%
Operating Margin	50%	52%		50%	51%
Investment Managers:
Revenues	$91,020	$75,672	20%	$255,123	$216,528	18%
Expenses	59,831	48,588	23%	165,743	140,831	18%
Operating Profit	$31,189	$27,084	15%	$89,380	$75,697	18%
Operating Margin	34%	36%		35%	35%
Investments in New Businesses:
Revenues	$1,770	$1,537	15%	$5,108	$4,445	15%
Expenses	5,063	5,348	(5)%	15,067	15,935	(5)%
Operating Loss	$(3,293)	$(3,811)	NM	$(9,959)	$(11,490)	NM
(A) Percentages determined exclusive of gain from sale of subsidiary.
For additional information pertaining to our business segments, see Note 10 to the Consolidated Financial Statements.

29 of 42

Private Banks

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2017	2016		2017	2016
Revenues:
Information processing and software servicing fees	$78,089	$75,945	3%	$229,676	$223,374	3%
Asset management, administration & distribution fees	35,726	34,356	4%	102,352	101,001	1%
Transaction-based and trade execution fees	4,684	5,651	(17)%	15,289	19,774	(23)%
Total revenues	$118,499	$115,952	2%	$347,317	$344,149	1%
Revenues increased $2.5 million, or two percent, in the three month period and increased $3.2 million, or one percent, in the nine month period ended September 30, 2017 and were primarily affected by:

•	Increased recurring investment processing fees from the growth in new and existing client assets processed on the SEI Wealth Platform;

•	Increased non-recurring professional services fees from existing clients as well as clients scheduled for implementation on the SEI Wealth Platform;

•	Increased investment management fees from existing international clients due to increased net cash flows and higher average assets under management due to market appreciation; and

•	The positive impact from foreign currency exchange rate fluctuations between the U.S. dollar and the British pound on our foreign operations during the third quarter 2017; partially offset by

•	Decreased trade execution fees due to lower trading volumes;

•	The net negative impact from foreign currency exchange rate fluctuations between the U.S. dollar and the British pound on our foreign operations during the nine month period ended September 30, 2017;

•	Decreased investment management fees from liquidity products due to changes in product mix; and

•	Decreased investment processing fees from the loss of TRUST 3000® clients.
Operating margins decreased to two percent compared to nine percent in the three month period and decreased to three percent compared to nine percent in the nine month period. Operating income decreased by $7.7 million, or 74 percent, in the three month period and decreased $21.4 million, or 67 percent in the nine month period and was primarily affected by:

•	Increased non-capitalized costs, mainly personnel and consulting costs, related to maintenance and support of the SEI Wealth Platform;

•	Increased amortization expense related to the SEI Wealth Platform;

•	The net negative impact from foreign currency exchange rate fluctuations between the U.S. dollar and the British pound on our foreign operations during the nine month period ended September 30, 2017;

•	Increased salary, incentive compensation and stock-based compensation costs; and

•	Increased direct expenses associated with increased investment management fees from existing international clients; partially offset by

•	Decreased direct expenses associated with the decreased trade execution fees; and

•	The positive impact from foreign currency exchange rate fluctuations between the U.S. dollar and the British pound on our foreign operations during the third quarter 2017.

30 of 42

Investment Advisors

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2017	2016		2017	2016
Revenues:
Investment management fees-SEI fund programs	$70,640	$63,914	11%	$205,609	$185,272	11%
Separately managed account fees	19,789	17,078	16%	57,697	47,153	22%
Other fees	3,889	4,266	(9)%	11,996	11,395	5%
Total revenues (a)	$94,318	$85,258	11%	$275,302	$243,820	13%
(a) All amounts are reflected in Asset management, administration and distribution fees except for $91 and $186 in the three months ended September 30, 2017 and 2016, respectively, and $818 and $727 in the nine months ended September 30, 2017 and 2016, respectively, which are reflected in Transaction-based and trade execution fees.
Revenues increased $9.1 million, or 11 percent, in the three month period and increased $31.5 million, or 13 percent, in the nine month period ended September 30, 2017 and were primarily affected by:

•
Increased investment management fees and separately managed account program fees due to higher assets under management caused by market appreciation and positive cash flows from new and existing advisors.

Operating margin decreased to 46 percent compared to 47 percent in the three month period and increased to 46 percent compared to 45 percent in the nine month period. Operating income increased $3.6 million, or nine percent, in the three month period and increased $18.6 million, or 17 percent, in the nine month period and was primarily affected by:

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

Institutional Investors
Revenues increased $4.2 million, or five percent, in the three month period and increased $11.7 million, or five percent, in the nine month period ended September 30, 2017 and were primarily affected by:

•	Increased investment management fees from existing clients due to higher assets under management caused by market appreciation;

•	Asset funding from new sales of our investment management solutions; and

•	The positive impact from foreign currency exchange rate fluctuations between the U.S. dollar and the British pound on our foreign operations during the third quarter 2017; partially offset by

•	Client losses;

•
The net negative impact from foreign currency exchange rate fluctuations between the U.S. dollar and the British pound on our foreign operations during the nine month period ended September 30, 2017; and

•	A decrease in the average basis points earned on client assets.

31 of 42

Operating margins decreased to 50 percent compared to 52 percent in the three month period and decreased to 50 percent compared to 51 percent in the nine month period. Operating income increased $1.1 million, or three percent, in the three month period and increased $3.1 million, or three percent, in the nine month period and was primarily affected by:

•	An increase in revenues; and

•	The positive impact from foreign currency exchange rate fluctuations between the U.S. dollar and the British pound on our foreign operations during the third quarter 2017; partially offset by

•	Increased direct expenses associated with investment management fees;

•	Increased personnel compensation costs, including stock-based compensation costs; and

•	The net negative impact from foreign currency exchange rate fluctuations between the U.S. dollar and the British pound on our foreign operations during the nine month period ended September 30, 2017.

Investment Managers
Revenues increased $15.3 million, or 20 percent, in the three month period and increased $38.6 million, or 18 percent, in the nine month period ended September 30, 2017 and were primarily affected by:

•	Higher valuations of existing client assets from improved capital markets:

•	Positive cash flows into alternative, traditional and separately managed account offerings from new and existing clients; and

•	Added revenues of $5.0 million from the acquisition of Archway during the third quarter 2017; partially offset by

•	Client losses and fund closures.
Operating margin decreased to 34 percent compared to 36 percent in the three month period and remained at 35 percent in the nine month period. Operating income increased $4.1 million, or 15 percent, in the three month period and increased $13.7 million, or 18 percent, in the nine month period and was primarily affected by:

•	An increase in revenues; partially offset by

•	Increased personnel expenses, technology and other operational costs to service new and existing clients;

•	Increased incentive compensation and stock-based compensation costs;

•	Increased personnel and amortization expense related to the Archway acquisition; and

•	Increased non-capitalized investment spending, mainly consulting costs.

Other
Corporate overhead expenses
Corporate overhead expenses primarily consist of general and administrative expenses and other costs not directly attributable to a reportable business segment. Corporate overhead expenses were $15.5 million and $15.9 million in the three months ended September 30, 2017 and 2016, respectively, and $45.8 million and $42.8 million in the nine months ended September 30, 2017 and 2016, respectively. The increase in corporate overhead expenses in the nine month period is primarily due to increased personnel compensation expense, mainly salary, incentive compensation and stock-based compensation costs.
Other income and expense
Other income and expense items on the accompanying Consolidated Statements of Operations consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net gain from investments	$645	$196	$1,036	$320
Interest and dividend income	1,899	1,026	4,928	3,142
Interest expense	(345)	(115)	(571)	(416)
Equity in earnings of unconsolidated affiliate	39,333	32,565	109,213	92,042
Gain on sale of subsidiary	—	—	—	2,791
Total other income and expense items, net	$41,532	$33,672	$114,606	$97,879
Equity in earnings of unconsolidated affiliate
Equity in earnings of unconsolidated affiliate reflects our less than 50 percent ownership in LSV. The table below presents the revenues and net income of LSV and our proportionate share in LSV's earnings.

32 of 42

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2017	2016		2017	2016
Revenues of LSV	$126,723	$103,341	23%	$355,996	$291,819	22%
Net income of LSV	101,130	83,646	21%	280,717	235,893	19%

SEI's proportionate share in earnings of LSV	$39,333	$32,565	21%	$109,213	$92,042	19%
The increase in our earnings from LSV was primarily due to increased assets under management from LSV's existing clients due to market appreciation and increased performance fees; however, our earnings were negatively impacted by increased personnel expenses of LSV. Average assets under management by LSV increased $14.9 billion to $94.2 billion during the nine months ended September 30, 2017 as compared to $79.3 billion during the nine months ended September 30, 2016, an increase of 19 percent.
In April 2016, LSV provided an interest in the partnership to select key employees which reduced the ownership percentage of each existing partner on a pro-rata basis. As a result, our total partnership interest in LSV was reduced from approximately 39.2 percent to approximately 38.9 percent.
Gain on sale of subsidiary
We recorded a gain of $2.8 million during the nine months ended September 30, 2016 from the sale of our ownership interests in SEI AK. This gain is included in Gain on sale of subsidiary on the accompanying Consolidated Statement of Operations (See Note 13 to the Consolidated Financial Statements for more information).
Income Taxes
Our effective income tax rates for the three and nine months ended September 30, 2017 and 2016 differs from the federal income tax statutory rate due to the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	1.7	1.2	1.7	1.5
Foreign tax expense and tax rate differential	(1.0)	(0.8)	(1.0)	(0.8)
Tax benefit from stock option exercises	(4.5)	—	(3.9)	—
Expiration of the statute of limitations	(2.6)	(0.8)	(0.9)	(0.3)
Other, net	(0.9)	(0.8)	(0.7)	(0.7)
	27.7%	33.8%	30.2%	34.7%
The decrease in our tax rates for the three and nine months ended September 30, 2017 was primarily due to the adoption of ASU 2016-09. Under this standard, we no longer record excess tax benefits from stock option exercises as an increase to additional paid in capital, but record such excess tax benefits as a reduction of income tax expense in the reporting period in which the exercises occur. At each interim reporting period, the cumulative stock option exercise activity is remeasured against year to date net income, resulting in an adjustment to the effect from excess tax benefits on our quarterly tax rate. Consequently, our effective tax rate could fluctuate significantly on a quarterly basis due to the tax effects of stock-based compensation. The decrease in our tax rates for the three and nine months ended September 30, 2017 was also due to the expiring statute of limitations pertaining to various federal tax items.
Fair Value Measurements
The fair value of our financial assets and liabilities, except for the investment funds sponsored by LSV, is determined in accordance with the fair value hierarchy. The fair value of the investment funds sponsored by LSV is measured using the net asset value per share (NAV) as a practical expedient. The fair value of all other financial assets are determined using Level 1 or Level 2 inputs and consist mainly of investments in equity or fixed-income mutual funds that are quoted daily and Government National Mortgage Association (GNMA) and other U.S. government agency securities that are single issuer pools that are valued based on current market data of similar assets. Our Level 3 financial liabilities at September 30, 2017 consist entirely of the contingent consideration of $4.8 million resulting from the acquisition of Archway (See Note 14 to the Notes to Consolidated Financial Statements ). We did not have any financial liabilities at December 31, 2016 that were required to be measured at fair value on a recurring basis (See Note 5 to the Notes to Consolidated Financial Statements).

33 of 42

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
Foreign Currency Exchange Rates
We transact business in the local currencies of various foreign countries, principally the United Kingdom, Canada and Ireland. The total of all of our foreign operations in these countries accounted for approximately nine percent of our total consolidated revenues for the nine months ended September 30, 2017. Also, most of our foreign operations match local currency revenues with local currency costs. We translate sales and other results denominated in foreign currency into U.S. dollars for our consolidated financial statements. During periods of a strengthening dollar, our reported international sales and earnings could be reduced because foreign currencies may translate into fewer U.S. dollars. A fluctuation of currency exchange rates may expose us to gains and losses on non-U.S. currency transactions and a potential devaluation of the local currencies relative to the U.S. dollar which may impair our revenue growth and operating profits and also prolong sales cycles with potential customers. We currently do not engage in any foreign currency hedging strategies. The percentages of our total consolidated revenues and expenses during the nine months ended September 30, 2017 transacted in British pound, Canadian dollar and Euro currencies were as follows:

Nine Months Ended
September 30, 2017
British pound
Total revenues	5%
Total expenses	6%

Canadian dollar
Total revenues	3%
Total expenses	5%

Euro
Total revenues	1%
Total expenses	2%
Acquisition of Archway Technology Partners, LLC
On July 3, 2017, we acquired Archway Technology Partners, LLC (Archway), a provider of operating technologies and services to the family office industry, for $81.5 million in cash consideration with up to an additional $8.0 million payable to the seller as a contingent purchase price with respect to two one-year periods ending December 31, 2017 and 2018 depending upon whether Archway achieves specified financial measures during such periods. The results of operations of Archway are included in the Investment Managers business segment (See Note 14 to the Notes to Consolidated Financial Statements).

34 of 42

SEI Wealth Platform - Estimated Useful Life
The SEI Wealth Platform, our next-generation wealth management processing solution, combines business service processing with asset management distribution services and serves as an operating platform for the Private Banks and Investment Advisors business segments. The initial version of the Platform was placed into service in July 2007 with an estimated useful life of 15 years. All significant enhancements to the Platform are currently amortized over the remaining useful life and would be fully expensed by June 2022 under this original estimate.
The majority of our recent development efforts to the Platform stem from our strategic decision to expand the SEI Wealth Platform offering utilizing two business models to serve different types of clients in the wealth management marketplace. The Full-Service Outsourcing solution will include client acquisition, portfolio management, enrollment and a unified product catalog that contains a single location for all of the client’s investment products used to construct model portfolios as well as enabling the Investment Advisors business segment to enter into the flexible turn-key asset management platform (TAMP) market, enabling clients to include third-party funds, ETFs, stocks, bonds and alternative investments into portfolios that are not currently available. For larger firms that are not interested in the Full-Service Outsourcing Solution, the Platform will be offered as a Software-as-a-Service (SaaS) solution. This solution will target the large bank marketplace and is expected to create significant revenue and cash flow opportunity. We believe both offerings have received market acceptance as evidenced by the signing of Wells Fargo Bank (Wells Fargo) for the SaaS solution and the signing and installation of Regions Bank (Regions) for the Full-Service Outsourcing solution.
Significant testing of enhancements to both solutions involved the combined effort between us and the clients. This included, but was not limited to, numerous Model Office Trials directed at testing the specific capabilities and enhancements of the Platform. The testing of the Full-Service Outsourcing solution capabilities of the Platform prior to the “go-live” date for the Regions conversion was successfully completed. In addition, the technical and business validation of the configuration and data migration for the conversion of the entire Wells Fargo wealth management business is currently in progress and meeting expectations. In early October 2017, Regions began operating on the Platform in a live environment and we completed our largest conversion of Investment Advisors segment clients to date.
The Platform provides an enabling technology platform for our businesses and clients for the future and was built using mainstream technologies using market-leading vendors. It is our expectation that the operating system, the database operating platform and the software programming language which comprise the underlying architecture will allow it to adapt to both market changes and technology changes over time. We believe the breadth of the services offered through the Platform provide us an advantage over our competitors. These services are core functions to the global financial services industry regardless of current market conditions. The global financial services industry is highly regulated and demand for the capabilities of the Platform is only expected to increase.
As a result of these circumstances, we are currently reassessing the remaining useful life of certain components and functionality of the Platform and expect to extend the remaining estimated useful life. Based upon our initial assessment, we estimate amortization expense related to components and functionality of the Platform currently in use as of September 30, 2017 of $256.3 million will decrease by approximately $3.0 million to $5.0 million per quarter beginning in the fourth quarter 2017. This estimate does not include our software development costs in-progress associated with future releases of the Platform of $27.3 million as of September 30, 2017. The release date for these capitalized software development costs in-progress has not yet been determined.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2017	2016
Net cash provided by operating activities	$316,384	$289,434
Net cash used in investing activities	(148,063)	(67,060)
Net cash used in financing activities	(193,730)	(274,342)
Effect of exchange rate changes on cash and cash equivalents	14,679	(4,531)
Net decrease in cash and cash equivalents	(10,730)	(56,499)
Cash and cash equivalents, beginning of period	695,701	679,661
Cash and cash equivalents, end of period	$684,971	$623,162
Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing. At September 30, 2017, our unused sources of liquidity consisted of cash and cash equivalents and the amount available under our credit facility.

35 of 42

Our credit facility provides for borrowings of up to $300.0 million and is scheduled to expire in June 2021 (See Note 7 to the Consolidated Financial Statements). The availability of the credit facility is subject to compliance with certain covenants set forth in the agreement. The credit facility contains covenants which restrict our ability to engage in mergers, consolidations, asset sales, investments, transactions with affiliates, or to incur liens, as defined in the agreement. In the event of a default under the credit facility, we would also be restricted from paying dividends on, or repurchasing, our common stock. Currently, our ability to borrow from the credit facility is not limited by any covenant of the agreement. In July 2017, we borrowed $40.0 million under the credit facility for the acquisition of Archway (See Note 14 to the Consolidated Financial Statements). We made a principal payment of $10.0 million during October 2017. As of October 19, 2017, the amount of the credit facility available for corporate purposes was $270.0 million.
The majority of our excess cash reserves are primarily placed in accounts located in the United States that invest entirely in SEI-sponsored money market mutual funds denominated in the U.S. dollar. We also utilize demand deposit accounts or money market accounts at several well-established financial institutions located in the United States. Accounts used to manage these excess cash reserves do not impose any restrictions or limitations that would prevent us from being able to access such cash amounts immediately. As of October 19, 2017, the amount of cash and cash equivalents considered free and immediately accessible for other general corporate purposes was $284.9 million.
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
Cash flows from operations increased $27.0 million in the first nine months of 2017 compared to the first nine months of 2016 primarily from the increase in our net income and higher distribution payments received from our unconsolidated affiliate, LSV. The increase was partially offset by the negative impact from the timing of collections of receivables.
Cash flows used in investing activities increased $81.0 million in the first nine months of 2017 compared to the first nine months of 2016. Net cash used in investing activities includes:

•
Cash paid for acquisition, net of cash acquired. We completed the acquisition of Archway on July 3, 2017. The purchase price paid included $81.5 million in cash consideration; however, we acquired $1.4 million in cash during the transaction for a net cash payment of $80.1 million (See Note 14 to the Consolidated Financial Statements).

•Purchases, sales and maturities of marketable securities. Our purchases, sales and maturities of marketable securities in the first nine months of 2017 and 2016 were as follows:

	Nine Months Ended September 30,
	2017	2016
Purchases	$(50,235)	$(55,162)
Sales and maturities	52,644	43,850
Net investing activities from marketable securities	$2,409	$(11,312)

•
The capitalization of costs incurred in developing computer software. We capitalized $40.6 million of software development costs in the first nine months of 2017 as compared to $27.4 million in the first nine months of 2016 for significant enhancements for the expanded functionality of the SEI Wealth Platform. Additionally, we also capitalized $8.0 million and $5.8 million of software development costs in the first nine months of 2017 and 2016, respectively, for a new application for the Investment Managers segment. The application is expected to be placed into service during the first quarter of 2018 and have an estimated useful life of five years.

•
Capital expenditures. Our capital expenditures in the first nine months of 2017 were $20.3 million as compared to $26.7 million in the first nine months of 2016. Our expenditures in 2017 and 2016 primarily include purchased software and equipment for our data center operations.

36 of 42

Cash flows used in financing activities decreased $80.6 million in the first nine months of 2017 compared to the first nine months of 2016. Net cash used in financing activities includes:

•
Borrowings on revolving credit facility. In July 2017, we borrowed $40.0 million for the funding of the acquisition of Archway. We made a principal payment of $10.0 million during October 2017 and intend to repay the entire outstanding balance during 2018 (See Note 7 to the Consolidated Financial Statements).

•
The repurchase of our common stock. Our Board of Directors has authorized the repurchase of our common stock through multiple authorizations. Currently, there is no expiration date for our common stock repurchase program. We had total capital outlays of $186.5 million during the first nine months of 2017 and $224.8 million during the first nine months of 2016 for the repurchase of our common stock.

•
Proceeds from the issuance of our common stock. We received $41.6 million in proceeds from the issuance of our common stock during the first nine months of 2017 as compared to $35.2 million during the first nine months of 2016. The increase in proceeds is primarily attributable to a higher level of stock option exercise activity.

•	Dividend payments. Cash dividends paid were $88.9 million in the first nine months of 2017 as compared to $84.7 million in the first nine months of 2016.
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

37 of 42

•	fluctuations in foreign currency exchange rates;

•	fluctuations in interest rates affecting the value of our fixed-income investment securities; and

•	retention of executive officers and senior management personnel.
Our principal, regulated wholly-owned subsidiaries are SEI Investments Distribution Co., or SIDCO, SEI Investments Management Corporation, or SIMC, SEI Private Trust Company, or SPTC, SEI Trust Company, or STC, and SEI Investments (Europe) Limited, or SIEL. SIDCO is a broker-dealer registered with the SEC under the Securities and Exchange Act of 1934 and is a member of the Financial Industry Regulatory Authority, Inc. SIMC is an investment advisor registered with the SEC under the Investment Advisers Act of 1940 and with the Commodity Futures Trading Commission under the Commodity Futures Exchange Act. SPTC is a limited purpose federal thrift chartered and regulated by the Office of the Comptroller of the Currency. STC is a Pennsylvania trust company, regulated by the Pennsylvania Department of Banking and Securities. SIEL is an investment manager and financial institution subject to regulation by the Financial Conduct Authority of the United Kingdom. In addition, various SEI subsidiaries are subject to the jurisdiction of regulatory authorities in Canada, the Republic of Ireland and other foreign countries. The Company has a minority ownership interest in LSV, which is also an investment advisor registered with the SEC.
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

38 of 42

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
(b) Change in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

39 of 42

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
On November 26, 2014, a Writ of Summons was issued to two of our subsidiaries, SEI Investments - Global Fund Services Limited (GFSL) and SEI Investments - Depositary & Custodial Services (Ireland) Limited (D&C), to appear before the Court of First Instance Antwerp, Belgium. The plaintiffs in this case allege that through their initial investments in collective investment funds domiciled in Netherlands and subsequent transfer of claim rights to a Belgium domiciled partnership, they are beneficial owners of a portfolio of life settlement policies (the Portfolio) which lapsed due to a failure to

40 of 42

make premium payments. The plaintiffs seek to recover jointly and severally from nine defendants including GFSL and D&C, damages of approximately $84 million. GFSL and D&C’s involvement in the litigation appears to arise out of their historical provision of administration and custody services, respectively, to the Strategic Life Settlement Fund PLC, who, together with its managers, appear to be the principal defendants in this claim. On December 4, 2015, the Belgium court dismissed plaintiff's claims for a lack of jurisdiction. On December 22, 2015, the plaintiffs appealed the dismissal. During October 2017, the Belgium appellate court dismissed plaintiff's appeal.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

(e)
Our Board of Directors has authorized the repurchase of up to $3.478 billion worth of our common stock through multiple authorizations. Currently, there is no expiration date for our common stock repurchase program. On October 24, 2017, our Board of Directors approved an increase in the stock repurchase program by an additional $200.0 million, increasing the available authorization to approximately $230.5 million.

Information regarding the repurchase of common stock during the three months ended September 30, 2017 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 2017	25,000	$55.88	25,000	$97,291,000
August 2017	421,000	56.41	421,000	73,552,000
September 2017	735,000	58.60	735,000	30,476,000
Total	1,181,000	$57.76	1,181,000

Item 6.    Exhibits.
The following is a list of exhibits filed as part of the Form 10-Q.

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32	Section 1350 Certifications.

99.1	Press release dated October 25, 2017 of SEI Investments Company related to the Company's financial and operating results for the third quarter ended September 30, 2017.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

41 of 42

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEI INVESTMENTS COMPANY

Date:	October 26, 2017	By:	/s/ Dennis J. McGonigle
Dennis J. McGonigle
Chief Financial Officer

42 of 42