Form 10-K
period 2017-12-31
SEI INVESTMENTS CO
filed 2018-02-22
CIK 350894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $6.6 billion based on the closing price reported by NASDAQ on June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter). For purposes of making this calculation only, the registrant has defined affiliates as including all executive officers, directors and beneficial owners of more than ten percent of the common stock of the registrant.
The number of shares outstanding of the registrant's common stock, as of the close of business on January 31, 2018:

Common Stock, $.01 par value	157,278,314

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference herein:

1.
The definitive proxy statement relating to the registrant’s 2018 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year covered by this annual report, is incorporated by reference in Part III hereof.

SEI Investments Company
Fiscal Year Ended December 31, 2017

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
Item 1. Business.
Overview
Now in its 50th year of business, SEI (NASDAQ: SEIC) is a leading global provider of investment processing, investment management and investment operations platforms. We help corporations, financial institutions, financial advisors, institutional investors and ultra-high-net-worth families create and manage wealth by providing comprehensive, innovative, investment and investment-business platforms. As of December 31, 2017, through its subsidiaries and partnerships in which the company has a significant interest, SEI manages, advises or administers $860.6 billion in hedge, private equity, mutual fund and pooled or separately managed assets, including $337.3 billion in assets under management and $518.4 billion in client assets under administration. Our affiliate, LSV Asset Management (LSV), manages $105.3 billion of assets which are included as assets under management.
Our business platforms include:

•
Investment processing outsourcing platforms for providers of institutional and private-client wealth management services, including banks, trust companies, independent wealth advisers and other financial services firms;

•	Investment management platforms for institutional investors, including retirement plan sponsors, not-for-profit organizations and affluent individual investors; and

•	Investment operations outsourcing platforms for investment management firms, banks and investment companies that sponsor and distribute mutual funds, hedge funds and alternative investments.
General Development of the Business
For almost 50 years, SEI has been a leading provider of wealth management business solutions for the financial services industry.
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
We began to adapt and evolve these platforms for selected global markets in the 1990s, including: investment advisors, retirement plan sponsors and institutional investors, asset management distribution firms, investment managers and affluent individual investors. Today, we serve approximately 8,900 clients in the United States, Canada, the United Kingdom, continental Europe, South Africa and East Asia.
In each of these markets, we have combined our core competencies - investment processing, investment management and investment operations - to deliver broader and more strategic solutions for clients and markets. Today, we offer a global wealth and investment platform for private banks and wealth services firms; a complete wealth platform for operating an investment advisory business; a comprehensive fiduciary management platform for retirement plan sponsors and institutional investors; a total operational outsourcing platform for investment managers and a complete life and wealth platform for ultra-high-net-worth families.
Mission and Strategy
SEI’s mission is to deliver innovative and comprehensive investment processing, investment management and investment operations platforms to help clients achieve lasting success. We also seek to achieve growth in earnings and shareholder value by strengthening our position as a provider of these platforms. To achieve these objectives, we have implemented these strategies:
Create broader solutions for wealth service firms, globally. Banks, investment managers and financial advisors seek to enter new markets, expand their service offerings, provide a differentiated experience to their clients, improve efficiencies, reduce risks and better manage their businesses. We offer comprehensive platforms integrating technology, operating processes and financial products designed to help these institutions better serve their clients and provide opportunities to improve their business success.
Help institutional investors manage retirement plans and operating capital, globally. Retirement plan sponsors, not-for-profit organizations and other institutional investors strive to meet their fiduciary obligations and financial objectives while reducing business risk. We deliver customized investment management solutions, as part of a complete Outsourced Chief Investment Officer (OCIO) platform, that enable investors to make better decisions about their investments and to manage their assets more effectively.
Help affluent individual investors manage their life and wealth goals, globally. Investors demand a holistic wealth management experience that focuses on their life goals and provides them with an integrated array of financial services that includes substantially more than traditional wealth management offerings. We help investors identify their goals and offer comprehensive life and wealth advisory services including life planning, investments and other financial services.
Continue to expand globally. Global markets are large and present significant opportunities for growth. We have evolved U.S. business models for the global wealth management marketplace, focusing on the needs of institutional investors, private banks, independent wealth advisers, investment managers, investment advisors and affluent individual investors.
Fundamental Principles
We are guided by these fundamental principles in managing the business and adopting these growth strategies:

•
Achieve growth in revenue and earnings. We seek to grow organically by providing additional services to clients, adding new clients, introducing new products and adapting products for new markets. We may also make selective acquisitions to gain capabilities or platforms that enable future organic growth.

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

•
Leverage investments across the business. We create scalable, enterprise-wide platforms designed to serve the needs of multiple markets, potentially offering operating efficiencies that can benefit corporate profitability.

•
Create value for shareholders. The objective of achieving long-term sustainable growth in revenues and earnings strongly influences the management of the business. This philosophy guides corporate management practices, strategic planning activities and employee compensation practices.

Business Platforms
Investment Processing
Investment processing platforms include outsourced software and processing services, professional services and transaction-based services. We offer these services to providers of institutional and private-client wealth management services, including banks, trust companies, independent wealth advisers and other financial services firms. We also deliver these platforms, combined with our investment management platform, to investment advisors and other wealth management and financial services firms.
Investment processing services are delivered through two proprietary platforms: TRUST 3000® and the SEI Wealth PlatformSM (the SEI Wealth Platform or the Platform). We own, develop, maintain and operate these software applications and associated information processing infrastructure and facilities. Through our wholly-owned subsidiaries, we also provide business-process outsourcing services including custodial and sub-custodial services and back-office accounting services.
The TRUST 3000 platform is a comprehensive trust and investment accounting system that provides securities processing and investment accounting for all types of domestic and global securities and support for multiple account types, including personal trust, corporate trust, institutional trust and non-trust investment accounts. This platform is delivered as Software as a Service (SaaS) or as Platform as a Service (PaaS).
The SEI Wealth Platform provides a global, unified and scalable platform for operating a wealth management business. This comprehensive platform includes investment processing and infrastructure services, and advanced capabilities to support wealth advisory, asset management, and wealth administration functions. The Platform also provides global wealth management capabilities including a 24/7 operating model, global securities processing, and multi-currency accounting and reporting. Built around a client-centric relationship model, the Platform has an open architecture and supports workflow management and straight-through processing.
The Platform is offered in SaaS and PaaS delivery modes. We began delivering the SEI Wealth Platform (PaaS) to private banks and independent wealth advisers in the United Kingdom in 2007, to banks in the United States in 2012, and to investment advisor clients in the United States in 2015. We are currently implementing our first SaaS bank client through a multi-year conversion.
Investment processing revenues are earned as monthly fees for contracted SaaS and PaaS services. Revenues are primarily earned based upon the type and number of investor accounts serviced or as a percentage of the market value of the clients’ assets processed. These revenues are recognized in Information processing and software servicing fees on the accompanying Consolidated Statements of Operations.
Professional services revenues are earned from contracted, project-oriented services, including client implementations, and are recognized in Information processing and software servicing fees on the accompanying Consolidated Statements of Operations.
Transaction execution revenues are earned primarily from commissions earned on securities trades executed on behalf of clients through one of our investment processing platforms. These revenues are recognized as Transaction-based and trade execution fees on the accompanying Consolidated Statements of Operations.
Investment Management
SEI's investment management platform consists of investment products including money market, fixed-income and equity mutual funds, collective investment products, alternative investment portfolios and separately managed accounts. Through our wholly owned subsidiaries, we serve as sponsor, administrator, transfer agent, investment advisor, distributor and shareholder servicer for many of these products. We distribute these investment products through investment advisory firms, including investment advisors and banks, and directly to institutional and individual investors.
Investment products are used to formulate an investment strategy tailored to meet the needs of different investors, taking into consideration their objectives and risk tolerances. SEI's clients, or the investors served by client intermediaries, are the investors in these products. Investors typically invest in a globally diversified portfolio that consists of multiple asset classes and investment styles.
We have expanded our investment management platform to include other consultative, operational and technology components, and have created comprehensive solutions tailored to the needs of a specific market. These components may include investment strategies, consulting services, administrative and processing services and technology tools.
As of December 31, 2017, SEI managed $232.0 billion in assets including: $172.6 billion invested in fixed-income and equity funds and separately managed account programs; $49.4 billion invested in collective trust fund programs and $10.0 billion invested in liquidity or money market funds. An additional $105.3 billion in assets is managed by our unconsolidated affiliate LSV, a registered investment advisor that specializes in a value equity management style for their clients.
Investment management revenues are primarily earned as a percentage of net assets under management. These revenues are recognized in Asset management, administration and distribution fees on the accompanying Consolidated Statements of

Operations. Our interest in the earnings of LSV is recognized in Equity in earnings of unconsolidated affiliates on the accompanying Consolidated Statements of Operations.
Investment Operations
Investment operations outsourcing platforms consist of accounting and administration services, distribution support services and regulatory and compliance services. We deliver these platforms to investment management firms that offer traditional and alternative products. We support traditional managers who advise a variety of investment products including mutual funds, UCITS schemes, collective investment trusts (CITs), exchange-traded funds (ETFs), institutional accounts and separately managed accounts. We also provide comprehensive platforms to investment managers worldwide that sponsor and distribute alternative investment products such as hedge funds, funds of hedge funds, private equity funds and real estate funds, across both registered and partnership structures.
Accounting and administration services include account and fund administration, investment portfolio and fund accounting; cash administration and treasury services; trade capture, settlement and reconciliation; trustee and custodial services; legal, audit and tax support; and investor services. Distribution support services may include access to distribution platforms and market and industry analyses to identify specific product distribution opportunities. Regulatory and compliance services assist clients in meeting global requirements in the areas of regulatory reporting, investor compliance, investment risk and firm compliance. These platforms are delivered by utilizing a highly integrated, robust and scalable technology platform adapted to fit the specific business needs of our investment manager clients.
As of December 31, 2017, we administered $518.4 billion in client assets for traditional and alternative investment fund products, including mutual funds, hedge funds and private equity funds. Revenues from these products are primarily earned as a percentage of net assets under administration.
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
Private Banks – provides outsourced investment processing and investment management platforms to banks and trust institutions, independent wealth advisers and financial advisors worldwide;
Investment Advisors – provides investment management and investment processing platforms to affluent investors through a network of independent registered investment advisors, financial planners and other investment professionals in the United States;
Institutional Investors – provides investment management and administrative outsourcing platforms to retirement plan sponsors, healthcare systems and not-for-profit organizations worldwide;
Investment Managers – provides investment operations outsourcing platforms to fund companies, banking institutions and both traditional and non-traditional investment managers worldwide; and
Investments in New Businesses – focuses on providing investment management programs to ultra-high-net-worth families residing in the United States; developing internet-based investment services and advice platforms; entering new markets; and conducting other research and development activities.
The percentage of consolidated revenues generated by each business segment for the last three years was:

	2017	2016	2015
Private Banks	31%	33%	34%
Investment Advisors	24%	23%	23%
Institutional Investors	21%	22%	22%
Investment Managers	23%	21%	20%
Investments in New Businesses	1%	1%	1%
	100%	100%	100%

Private Banks
We are a leading provider of investment-processing-outsourcing platforms for banks and trust institutions, independent wealth advisers and financial advisors worldwide.
We offer TRUST 3000 investment processing in both SaaS or PaaS delivery modes. SaaS clients outsource investment processing software services and information processing to SEI, but retain responsibility for back-office investment operations. PaaS clients also outsource investment operations, including custody and safekeeping of certain assets, income collection, securities settlement and other back-office accounting activities.
Marketing efforts in this segment are focused on the SEI Wealth Platform which is currently delivered as PaaS. The Platform offers advanced capabilities across the entire range of wealth management processes, including those of large global wealth managers. The Platform enables banks and investment service firms of all types to manage the growing complexity of their operations, replace legacy platforms, comply with complex regulations, and make more effective use of capital by outsourcing wealth management services.
In 2015, we signed an existing TRUST 3000 client to be the first large national bank to implement the SEI Wealth Platform, and the first client to operate the Platform as SaaS. This will be a multi-year conversion due to the client’s size, the development work involved to expand the Platform to be offered as SaaS, and the scope of integration activities required. While executing this large-scale implementation, we will continue to install other signed clients. We will also continue to manage our current TRUST 3000 relationships toward eventual conversion to the Platform.
Contracts with TRUST 3000 clients have initial terms that are generally three to seven years in length. At December 31, 2017, we had significant relationships with 81 bank and trust institutions in the United States. Our principal competitors for this business are: Fidelity National Information Services, Inc. (FIS), Fi-Tek LLC, Innovest Portfolio Solutions, LLC, Charles Schwab & Co., Inc. and Fidelity Investments. Many large financial institutions develop, operate and maintain proprietary investment and trust accounting systems. We consider these “in-house” systems to be a form of competition.
Contracts with SEI Wealth Platform clients have initial terms that are generally five to seven years in length. At December 31, 2017, we had significant relationships with 41 banks, independent wealth advisers and other wealth managers located in the United Kingdom and the United States. Our principal competitors for this business, in addition to those named above, are: Pershing LLC, FNZ UK Ltd., Temenos Group AG, Avaloq, SS&C Technologies, Fiserv, Inc. and smaller technology firms. We also consider “in-house” systems to be a form of competition.
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
We have business relationships with 306 banks, wealth managers and other financial services intermediaries at December 31, 2017. Our definition of an asset management distribution client for this segment includes financial intermediaries who have exceeded a minimal level of customer assets invested in our investment products. With the growth of our business, the minimal level of customer assets which defines a "business relationship" is adjusted from time to time. Our business is primarily based on 103 asset management distribution clients who, at December 31, 2017, had at least $5.0 million each in customer assets invested in our programs. We also had single-product relationships with 84 additional banks and trust institutions. The principal competitors for this business are: Russell Investment Group, Fidelity Investments, Franklin Templeton Investments, discretionary portfolio managers and various multi-manager investment programs offered by other firms. We also consider “in-house” proprietary asset management capabilities to be a form of long-term competition.
Investment Advisors
We are a leading provider of investment management solutions throughout the United States to registered investment advisors, financial planners and life insurance agents, many of whom are registered with independent broker-dealers. These solutions include SEI’s investment management platform and investment processing platform and are usually offered on a bundled basis. We also help advisors manage and grow their businesses by giving them access to marketing support programs and practice management services which include, for example, workflow recommendations, succession planning advice, business assessment assistance and recommended management practices. We believe our integrated solution helps investment advisors reduce risk, improve quality and gain operational efficiency which allows them to devote more of their resources to acquiring new clients and achieving better outcomes for their existing clients.

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
We continually enhance our offering to meet the emerging needs of our advisors and their end clients. We anticipate the enhanced service offerings enabled through the SEI Wealth Platform will provide a more diverse range of back-office, front-office and client-facing investment processing and investment management capabilities. We began to implement selected groups of advisor clients onto the Platform in 2015. In 2016 and 2017, we completed large-scale migrations of existing advisor relationships onto the Platform, including larger, more sophisticated advisors. We will continue to focus on recruiting new advisors, improving net cash flows into our investment management programs, and managing client relationships toward eventual migration onto the Platform.
We estimate we have business relationships with approximately 7,500 financial advisors at December 31, 2017. Our definition of a client for this segment includes financial advisors who have exceeded a minimal level of customer assets invested in our investment products. With the growth of our business, the minimal level of customer assets which defines a "business relationship" is adjusted from time to time. Our business is primarily based on approximately 2,100 investment advisors who, at December 31, 2017, had at least $5.0 million each in customer assets invested in our programs. Revenues are earned largely as a percentage of average assets under management.
The principal competition for our investment management products is from other active money managers, passive investment management sponsors, other turnkey asset management providers, mutual fund companies, custody service providers and the proprietary investment management programs of broker dealers. In the advisor distributor channel, the principal competitors include AssetMark Investment Services Inc., Brinker Capital, EnvestNet, Inc., Fidelity Investments, TD Ameritrade, Charles Schwab & Co., Inc., and other broker-dealers. As we introduce the Platform, we expect to more directly compete with custody service providers.
Institutional Investors
We are a leading provider of Outsourced Chief Investment Officer (OCIO) platforms for retirement plan sponsors, healthcare systems, and not-for-profit organizations globally. We have a broadly experienced team with specific expertise in defined benefit plans, defined contribution plans, endowments, foundations and balance sheet assets.
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
We will continue our efforts to build a globally diversified institutional client base, provide our clients with value-added advice and discretionary services, and place increased emphasis on defined contribution and not-for-profit organizations fiduciary management sales opportunities.
Fees are primarily earned as a percentage of average assets under management calculated using the average of the four month ending balances preceding the billing date. At December 31, 2017, we had relationships with 482 institutional clients. The principal competitors for this segment are boutique and large bank OCIO/fiduciary management firms, Mercer, Aon Hewitt, Willis Towers Watson, and Russell Investments.
Investment Managers
We are a a leading provider of investment operations outsourcing platforms to fund companies, banking institutions, family offices and both traditional and non-traditional investment managers worldwide. We provide investment organizations and asset owners with the advanced operating infrastructure they need to be competitive while enabling them to efficiently navigate a host of business and regulatory challenges. Our comprehensive global operating platform provides clients with customized and integrated capabilities in the areas of data and information management, investment operations, risk management and compliance support, as well as fund administration, fund accounting and distribution support.

We work with a diverse and sophisticated group of alternative, traditional, and hybrid asset managers, including approximately one-third of the top 100 managers worldwide. Clients choose our full-service offering because of its flexibility, quality and ability to support their diverse business needs across multiple product types and structures, investment strategies and asset classes. Our investment manager clients offer a variety of packaging types, including hedge funds, private equity and real estate funds, mutual funds, separate accounts, ETFs, UCITS and closed-end funds. For clients focused on the U.S. retirement market who desire to manage assets within a collective investment trust, we offer trustee and investment management services in addition to the aforementioned administration services. We also enhanced our platform solution to accommodate the special needs of emerging and start-up alternative investment managers, enabling us to offer outsourcing services to a full spectrum of managers.
Because our operational platform enables managers to view their business in such a comprehensive and integrated way, it gives them more insight and thus control over their business risks and results.
Through our acquisition of Archway Technology Partners (Archway) in July 2017, we further enhanced our family office platform and are able to offer a more comprehensive suite of technology and technology-enabled services for ultra-high net worth families, their trusted advisors and the institutions that service the family office market.
Over the past few years, investors have faced multiple market crises and rising volatility. Investment managers have responded with a range of innovative products designed to better manage volatility and downside risk, and many now offer alternatives to the pure long-only investing strategy historically used in traditional markets. This can be accomplished in a standalone private or public fund vehicle or using our mutual fund series trust platform. Additionally, as competitiveness will increasingly be based on capabilities other than just investment expertise, we offer managers solutions that help them gain scale and efficiency, run their businesses more intelligently, and be more responsive to investor and intermediary needs. We also continually enhance our platforms to anticipate and adapt to economic, regulatory and industry changes.
We will continue our efforts to add new asset managers, asset owners, family offices and private wealth advisors as clientèle, grow our existing client relationships, expand into new markets and further develop our solutions and global operations platform.
Contracts for fund administration outsourcing services generally have terms ranging from three to five years. Fees are primarily earned as a percentage of average assets under management and administration. A portion of the revenues for this segment is earned as account servicing fees. At December 31, 2017, we had relationships with 450 investment management companies, alternative investment managers, family offices and private wealth advisors. Our competitors vary according to the asset class or solutions provided and include large global custodian banks such as State Street, BNY Mellon and Northern Trust as well as independently-owned firms such as SS&C Technologies and Citco.
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

Research and Development
We are devoting significant resources to research and development, including expenditures for new technology platforms, enhancements to existing technology platforms and new investment products and services. Our research and development expenditures for the last three years were:

(all dollar amounts in thousands)	2017	2016	2015
Research and development expenditures	$155,252	$134,323	$102,923

Capitalization of costs incurred in developing computer software	$61,043	$50,392	$29,416

Research and development expenditures as a percentage of revenues	10.2%	9.6%	7.7%
Our research and development expenditures are included in Compensation, benefits and other personnel and Consulting, outsourcing and professional fees on the accompanying Consolidated Statements of Operations.
The majority of our research and development spending is related to building the SEI Wealth Platform, which combines business service processing with asset management and distribution services. The Platform offers a client-centric, rather than an account-centric, process with model-based portfolio management services through a single platform. The Platform utilizes SEI’s proprietary applications with those built by third-party providers and integrates them into a single technology platform. This integration supports straight-through business processing and enables the transformation of our clients’ wealth services from operational investment processing services to client value-added services.
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
The Investment Managers segment is enhancing its business platforms to provide services to other areas of the investment firm. The new technology includes components that will aggregate, transact and process data to provide integration and aggregation capabilities, data management services, and risk and compliance reporting.
Marketing and Sales
Our business platforms are directly marketed to potential clients in our target markets. At January 31, 2018, we employed approximately 105 sales representatives who operate from offices located throughout the United States, Canada, the United Kingdom, continental Europe, South Africa, Asia and other locations.
Customers
In 2017, no single customer accounted for more than ten percent of revenues in any business segment.
Personnel
At January 31, 2018, we had 3,616 full-time and 34 part-time employees. Employee unions do not represent any of our employees. Management considers employee relations to be generally good.
Regulatory Considerations
Our regulated wholly-owned subsidiaries include SEI Investments Distribution Co., or SIDCO, SEI Investments Management Corporation, or SIMC, SEI Private Trust Company, or SPTC, SEI Trust Company, or STC, and SEI Investments (Europe) Limited, or SIEL, SEI Investments Canada Company, or SEI Canada, SEI Investments Global, Limited, or SIGL, SEI Investments - Global Fund Services, Ltd., or GFSL, and SEI Investments - Depositary and Custodial Services (Ireland) Limited, or D&C. SIDCO is a broker-dealer registered with the SEC under the Securities Exchange Act of 1934 and is a member of the Financial Industry Regulatory Authority, Inc. (FINRA). SIMC is an investment advisor registered with the SEC under the Investment Advisers Act of 1940 and with the Commodity Futures Trading Commission (CFTC) under the Commodity Exchange Act. SPTC is a limited purpose federal thrift chartered and regulated by the Office of the Comptroller of the Currency. STC is a Pennsylvania trust company, regulated by the Pennsylvania Department of Banking and Securities. SIEL is an investment manager and financial institution subject to regulation by the Financial Conduct Authority of the United Kingdom. SEI Canada is regulated by the Ontario Securities Commission and various provincial authorities as an investment fund manager and in various other capacities. SIGL is primarily regulated by the Central Bank of Ireland (CBI) as a management company for Undertakings for Collective Investment in Transferable Securities, or UCITS, and for Alternative

Investment Funds, or AIFs. GFSL is regulated by the CBI and authorized to provide administration services for Irish and non-Irish collective investment schemes. D&C is regulated by the CBI and authorized to provide depositary and custodial services. In addition, various SEI subsidiaries are subject to the jurisdiction of regulatory authorities in other foreign countries. The Company has a minority ownership interest of approximately 38.9 percent in LSV, which is also an investment advisor registered with the SEC.
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
Compliance with existing and future regulations and responding to and complying with recent increased regulatory activity affecting broker-dealers, investment advisors, investment companies, financial institutions and their service providers could have a significant impact on us. We periodically undergo regulatory examinations and respond to regulatory inquiries and document requests. In addition, recent and continuing legislative activity in the United States and in other jurisdictions (including the European Union and the United Kingdom) have made and continue to make extensive changes to the laws regulating financial services firms. Recent changes include the effectiveness of the Markets in Financial Instruments Directive (MiFID II) and pending effectiveness of the General Data Protection Regulation in the European Union and the U.S. Department of Labor's Fiduciary Rule. As a result of these examinations, inquiries and requests, as a result of increased civil litigation activity, and as a result of these new laws and regulations, we engage legal counsel, review our compliance procedures, solution and service offerings, and business operations, and make changes as we deem necessary. These additional activities and required changes may result in increased expense or may reduce revenues.
Our bank clients are subject to supervision by federal, state and foreign banking and financial services authorities concerning the manner in which such clients purchase and receive our products and services. Our plan sponsor clients and our subsidiaries providing services to those clients are subject to supervision by the Department of Labor and compliance with employee benefit regulations. Investment advisor and broker-dealer clients are regulated by the SEC, state securities authorities, or FINRA. Existing or future regulations applicable to our clients may affect our clients’ purchase of our products and services.
In addition, see the discussion of governmental regulations in Item 1A “Risk Factors” for a description of the risks that proposed regulatory changes may present for our business.

Available Information
We maintain a website at seic.com and make available free of charge through the Investor Relations section of this website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We include our website in this Annual Report on Form 10-K only as an inactive textual reference and do not intend it to be an active link to our website. The material on our website is not part of this Annual Report on Form 10-K.
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
Pricing pressure from increased competition, disruptive technology and poor investment performance may affect our revenues and earnings. The investment management industry is highly competitive and has relatively low barriers to entry. In recent years, the Company has experienced, and continues to experience, pricing pressures from the introduction of new, lower-priced investment products and services as well as from competitor firms offering automated portfolio management and other services based on technological innovations. These new investment products and technological innovations available to both institutional and retail investors have led to a general trend towards lower fees in some segments of the investment management industry. We believe price competition and pricing pressures in these and other areas will continue as investors continue to reduce the amounts they are willing to pay and financial services firms seek to obtain market share by reducing fees or margins.
Our investment management platforms include investment management programs and back-office investment processing outsourcing services and are generally offered on a bundled basis. The breadth of our business solutions allows us to compete on a number of factors including: the performance of our investment products; the level of fees charged; the quality of our investment processing services; our reputation and position in the industry; our ability to adapt to disruptive technology developments or unforeseen market entrants and our ability to address the complex and changing needs of our clients. Increased competition on the basis of any of these factors could have an adverse impact on our competitive position resulting in a decrease in our revenues and earnings.
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
The fees and assessments imposed on our regulated subsidiaries by federal, national, state and foreign regulatory authorities could have a significant impact on us. In the current regulatory environment, the frequency and scope of regulatory reform may lead to an increase in fees and assessments resulting in increased expense, or an increase or change in regulatory requirements which could affect our operations and business.
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
Growth of our business could increase costs and regulatory risks. Providing a platform for new businesses, integrating acquired businesses, and partnering with other firms involve a number of risks and present financial, managerial, and operational challenges. We may incur significant expenses in connection with further expansion of our existing businesses or in connection with strategic acquisitions or investments, if and to the extent they arise from time to time. Our overall profitability would be negatively affected if investments and expenses associated with such growth are not matched or exceeded by the revenues that are derived from such investment or growth. Expansion may also create a need for additional compliance, risk management and internal control procedures, and often involves the hiring of additional personnel to monitor such procedures. To the extent such procedures are not adequate to appropriately monitor any new or expanded business, we could be exposed to a material loss or regulatory sanction.
Moreover, to the extent we pursue strategic acquisitions, we may be exposed to a number of risks, including additional demands on our existing employees; additional or new regulatory requirements, operating facilities and technologies; adverse effects in the event acquired goodwill or intangible assets become impaired; and the existence of liabilities or contingencies not disclosed to or otherwise known by us prior to closing a transaction. These risks could result in decreased earnings and harm to the Company’s competitive position in the investment management industry.

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
Changes in, or interpretation of, accounting principles could affect our revenues and earnings. We prepare our consolidated financial statements in accordance with generally accepted accounting principles. A change in these principles can have a significant effect on our reported results and may even retrospectively affect previously reported results (See Notes 1 and 3 to the Consolidated Financial Statements for more information).
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
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Our corporate headquarters is located in Oaks, Pennsylvania and consists of nine buildings situated on approximately 90 acres. We own and operate the land and buildings, which encompass approximately 524,000 square feet of office space and 34,000 square feet of data center space. We lease other offices which aggregate 233,000 square feet. We also own a 3,400 square foot condominium that is used for business purposes in New York, New York.
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

2017	High	Low	Dividends
First Quarter	$52.60	$47.88	$—
Second Quarter	54.57	49.45	0.28
Third Quarter	61.71	52.20	—
Fourth Quarter	72.48	60.78	0.30

2016	High	Low	Dividends
First Quarter	$51.94	$32.01	$—
Second Quarter	51.75	42.04	0.26
Third Quarter	52.54	42.12	—
Fourth Quarter	50.60	43.54	0.28
According to the records of our transfer agent, there were 285 holders of record of our common stock on January 31, 2018. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
For information on our equity compensation plans, refer to Note 8 to the Consolidated Financial Statements and Item 12 of this Annual Report on Form 10-K.
ASSUMES $100 INVESTED ON JANUARY 1, 2013 & DIVIDENDS REINVESTED
FISCAL YEAR ENDED DECEMBER 31,

Issuer Purchases of Equity Securities:
Our Board of Directors has authorized the repurchase of up to $3.478 billion worth of our common stock. Currently, there is no expiration date for our common stock repurchase program (See Note 8 to the Consolidated Financial Statements).
Information regarding the repurchase of common stock during the three months ended December 31, 2017 is:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1 – 31, 2017	50,000	$64.18	50,000	$227,267,000
November 1 – 30, 2017	315,000	66.52	315,000	206,313,000
December 1 – 31, 2017	500,000	71.41	500,000	170,638,000
Total	865,000	69.21	865,000
Item 6. Selected Financial Data.
(In thousands, except per-share data)
This table presents selected consolidated financial information for the five-year period ended December 31, 2017. This data should be read in conjunction with the financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

Year Ended December 31,	2017	2016	2015	2014	2013
Revenues	$1,526,552	$1,401,545	$1,334,208	$1,266,005	$1,126,132
Total expenses	1,129,608	1,025,851	975,995	913,221	877,723
Income from operations	396,944	375,694	358,213	352,784	248,409
Other income, net	160,095	132,791	142,267	136,878	186,989
Income before income taxes	557,039	508,485	500,480	489,662	435,398
Income taxes	152,650	174,668	168,825	170,949	146,924
Net income	404,389	333,817	331,655	318,713	288,474
Less: Net income attributable to the noncontrolling interest	—	—	—	—	(350)
Net income attributable to SEI Investments	404,389	333,817	331,655	318,713	288,124
Basic earnings per common share	$2.56	$2.07	$2.00	$1.89	$1.68
Shares used to compute basic earnings per common share	158,177	161,350	165,725	168,246	171,561
Diluted earnings per common share	$2.49	$2.03	$1.96	$1.85	$1.64
Shares used to compute diluted earnings per common share	162,269	164,431	169,598	172,565	175,718
Cash dividends declared per common share	$0.58	$0.54	$0.50	$0.46	$0.42
Financial Position as of December 31,
Cash and cash equivalents	$744,247	$695,701	$679,661	$667,446	$578,273
Total assets	1,853,369	1,636,823	1,588,628	1,542,875	1,439,169
SEI Investments Shareholders’ equity	1,476,839	1,303,114	1,289,720	1,247,613	1,156,002

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(In thousands, except share and per-share data)
This discussion reviews and analyzes the consolidated financial condition at December 31, 2017 and 2016, the consolidated results of operations for the years ended December 31, 2017, 2016 and 2015, and other factors that may affect future financial performance. This discussion should be read in conjunction with the Selected Financial Data included in Item 6 of this Annual Report and the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report.
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
Overview
Consolidated Summary
We are a leading global provider of investment processing, investment management and investment operations platforms. We help corporations, financial institutions, financial advisors and ultra-high-net-worth families create and manage wealth by providing comprehensive, innovative, investment and investment-business platforms. Investment processing fees are earned as monthly fees for contracted services, including computer processing services, software licenses and investment operations services, as well as transaction-based fees for providing securities valuation and trade-execution. Investment operations and investment management fees are earned as a percentage of average assets under management, administration or advised assets. As of December 31, 2017, through our subsidiaries and partnerships in which we have a significant interest, we manage, advise or administer $860.6 billion in hedge, private equity, mutual fund and pooled or separately managed assets, including $337.3 billion in assets under management and $518.4 billion in client assets under administration. Our affiliate, LSV Asset Management (LSV), manages $105.3 billion of assets which are included as assets under management.
Our Condensed Consolidated Statements of Operations for the years ended 2017, 2016 and 2015 were:

Year Ended December 31,	2017	2016	Percent Change*	2015	Percent Change
Revenues	$1,526,552	$1,401,545	9%	$1,334,208	5%
Expenses	1,129,608	1,025,851	10%	975,995	5%
Income from operations	396,944	375,694	6%	358,213	5%
Net gain (loss) from investments	1,269	112	NM	(456)	NM
Interest income, net of interest expense	6,276	3,785	66%	2,875	32%
Equity in earnings of unconsolidated affiliates	152,550	126,103	21%	137,057	(8)%
Gain on sale of subsidiary	—	2,791	NM	2,791	—%
Income before income taxes	557,039	508,485	10%	500,480	2%
Income taxes	152,650	174,668	(13)%	168,825	3%
Net income	404,389	333,817	21%	331,655	1%
Diluted earnings per common share	$2.49	$2.03	23%	$1.96	4%
* Variances noted "NM" indicate the percent change is not meaningful.
Significant Items Impacting Our Financial Results in 2017
Revenues increased $125.0 million, or nine percent, to $1.5 billion in 2017 compared to 2016. Net income increased $70.6 million, or 21 percent, to $404.4 million and diluted earnings per share increased to $2.49 per share in 2017 compared to $2.03 per share in 2016. We believe the following items were significant to our business results during 2017:

•
Revenue growth was primarily driven by higher Asset management, administration and distribution fees from market appreciation and positive cash flows from new and existing clients. Our average assets under management, excluding LSV, increased $24.2 billion, or 13 percent, to $214.1 billion during 2017 as compared to $189.9 billion during 2016. Our average assets under administration increased $57.7 billion, or 13 percent, to $497.6 billion during 2017 as compared to $439.9 billion during 2016.

•
Information processing and software servicing fees in our Private Banks segment increased $16.6 million in 2017 primarily due to increased assets from new and existing clients processed on the SEI Wealth Platform and increased non-recurring professional services fees.

•
Our proportionate share in the earnings of LSV was $152.6 million in 2017 as compared to $126.1 million in 2016, an increase of 21 percent. The increase was primarily due to increased assets under management from LSV's existing clients due to market appreciation and increased performance fees associated with their investment products.

•
We capitalized $51.4 million in 2017 for the SEI Wealth Platform as compared to $39.8 million in 2016. Amortization expense related to the Platform increased to $46.5 million during 2017 as compared to $45.0 million during 2016 due to continued development. We adjusted the remaining useful life of certain components and functionality of the Platform effective October 1, 2017 (See the caption "SEI Wealth Platform - Recent Developments" later in this discussion for more information).

•
As we continue the development of new elements of the Platform, our expenses related to maintenance, enhancements and support have increased. These costs are primarily recognized in personnel and consulting costs and are expensed as incurred. These increased costs primarily impacted the Private Banks and Investment Advisors business segments.

•
We also capitalized $9.7 million in 2017 as compared to $10.6 million in 2016 for new technological capabilities for the Investment Managers segment. This new offering includes components that leverage upon the current infrastructure and add significant enhancements designed to aggregate, transact and process data. We expect this new technology will be placed into service during the first quarter of 2018 with an estimated useful life of five to seven years.

•
We recognized a $3.4 million performance fee and a corresponding $1.7 million sub-advisory expense associated with an SEI-sponsored investment product during the fourth quarter 2017. These items resulted in a positive net impact of approximately $0.01 diluted earnings per share and were reflected in the Institutional Investors segment.

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

•
Stock-based compensation expense increased by $20.3 million during 2017 as compared to 2016 due to a change in our estimate of the timing of when stock option vesting targets will be achieved and stock options awards granted in late 2016 (See the caption "Stock-Based Compensation" later in this discussion for more information).

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

•
Our effective tax rate during 2017 was 27.4 percent as compared to 34.3 percent during 2016. Our effective tax rate for 2017 reflects the estimated impact of the Tax Cuts and Jobs Act (Tax Act) and includes a tax benefit resulting from the re-measurement of our estimated net deferred tax liability as of December 31, 2017, partially offset by a one-time transition tax relating to the estimated tax impact of the deemed repatriation and withholding tax of our previously undistributed foreign earnings. Our 2017 tax rate was also positively impacted by the adoption of a new accounting standard which requires all excess tax benefits recognized on stock-based compensation expense to be recorded as an income tax benefit in the income statement (See the caption "Income Taxes" later in this discussion for more information).

•
On July 3, 2017, we acquired Archway Technology Partners, LLC (Archway), a provider of operating technologies and services to the family office industry, for $81.6 million in cash consideration. We borrowed $40.0 million under our credit facility to fund this acquisition and made principal payments of $10.0 million each in October 2017 and January 2018. The results of operations of Archway are included in our Investment Managers business segment (See Notes 7 and 16 to the Notes to Consolidated Financial Statements).

•	We continued our stock repurchase program during 2017 and purchased approximately 4,403,000 shares at an average price of $56.36 per share for a total cost of $248.1 million.
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
SEI Wealth Platform - Recent Developments
The SEI Wealth Platform combines business service processing with asset management distribution services and operates as an integral business platform for the Private Banks and Investment Advisors business segments. The capabilities of the Platform have and continue to expand the services we offer to large global financial institutions, investment advisors, and other similar institutions and provide us the opportunity to enter into new markets.
The SEI Wealth Platform has primarily been offered under the Platform as a Service (PaaS) business model. The SEI Wealth Platform (PaaS) model includes client acquisition, portfolio management, enrollment and a unified product catalog that contains a single location for all of the client’s investment products used to construct model portfolios as well as enabling the Investment Advisors business segment to enter into the flexible turn-key asset management platform (TAMP) market by providing clients with access to third-party funds, ETFs, equities, fixed-income and alternative investments into portfolios that are not currently available.
Our recent development efforts include offering the SEI Wealth Platform through a Software as a Service (SaaS) delivery mode to serve different types of clients in the wealth management marketplace. The SEI Wealth Platform (SaaS) business model will target the large bank marketplace and is expected to create significant revenue and cash flow opportunity. We believe both business models have received market acceptance as evidenced by the signing of Wells Fargo Bank (Wells Fargo) for the SaaS model and the installation of Regions Bank (Regions) for the PaaS model.
The technical and business validation of the configuration and data migration for the conversion of the entire Wells Fargo wealth management business under the Saas model is currently in progress and meeting expectations. In early October 2017, Regions began operating on the Platform in a live environment and we completed our largest conversion of Investment Advisors segment clients to date.
The Platform provides an enabling technology infrastructure for our businesses and clients for the future and was built using mainstream technologies using market-leading vendors. It is our expectation that the operating system, the database operating platform and the software programming language which comprise the underlying architecture will allow it to adapt to both market changes and technology changes over time. We believe the breadth of the services offered through the Platform provide us an advantage over our competitors. These services are core functions to the global financial services industry regardless of current market conditions. The global financial services industry is highly regulated and demand for the capabilities of the Platform is only expected to increase.
The initial version of the Platform was placed into service in July 2007 with an estimated useful life of 15 years. All significant enhancements to the Platform were originally being amortized over the remaining useful life and would have been fully expensed by June 2022. As a result of these recent developments, we adjusted the remaining useful life of certain components and functionality of the Platform effective October 1, 2017. After the adjustment of these components and as of December 31, 2017, the Platform has a weighted average remaining life of 8.2 years. Based upon our assessment, we estimate amortization expense related to components and functionality of the Platform currently in use as of December 31, 2017 will be approximately $9.7 million during the first quarter 2018. This estimate does not include our software development costs in-progress associated with future releases of the Platform of $38.1 million as of December 31, 2017. The release date for these capitalized software development costs in-progress has not yet been determined.
Additionally, future enhancements to the Platform may replace significant existing components or functionality. Once new enhancements are completed and ready to be placed into service, existing components or functionality that are being replaced may be abandoned. If this occurs, the remaining net book value of the previously capitalized software development costs related to the Platform will be expensed over the remaining useful life of those components or written off.
As we progress through the different stages of deployment of the Platform to a broader market, we expect to encounter numerous challenges; however, the Platform promises to provide a significant opportunity to expand our services into new markets that will increase revenues and profits in the long term. Until we attain a level of revenues that technological and operational scale can be achieved, we expect continued pressure on our operating margins in the Private Banks and Investment Advisors business segments from increased investment spending in 2018.
Sensitivity of our revenues and earnings to capital market fluctuations
The majority of our revenues are based on the value of assets invested in investment products that we manage or administer which are affected by changes in the capital markets. The prevailing capital market conditions during 2017 and 2016 had a net positive impact on our asset-based fees thereby increasing our base revenues. Conversely, the declining capital markets during the second half of 2015 and early first quarter 2016 negatively impacted our asset-based fee revenues and partially offset our revenue growth. Any prolonged future downturns in general capital market conditions could have adverse effects on our revenues and earnings derived from assets under management and administration.

Ending Asset Balances
This table presents ending asset balances of our clients, or of our clients’ customers, for which we provide management or administrative services through our subsidiaries and partnerships in which we have a significant interest.

Ending Asset Balances
(In millions)	As of December 31,
			Percent Change		Percent Change
	2017	2016		2015
Private Banks:
Equity and fixed-income programs	$22,764	$17,926	27%	$18,150	(1)%
Collective trust fund programs	4	3	33%	4	(25)%
Liquidity funds	3,864	4,230	(9)%	5,835	(28)%
Total assets under management	$26,632	$22,159	20%	$23,989	(8)%
Client proprietary assets under administration	22,980	19,255	19%	17,532	10%
Total assets	$49,612	$41,414	20%	$41,521	—%
Investment Advisors:
Equity and fixed-income programs	$61,908	$52,847	17%	$46,123	15%
Collective trust fund programs	5	5	—%	7	(29)%
Liquidity funds	2,414	2,741	(12)%	4,924	(44)%
Total assets under management	$64,327	$55,593	16%	$51,054	9%
Institutional Investors:
Equity and fixed-income programs	$86,727	$76,465	13%	$72,263	6%
Collective trust fund programs	78	93	(16)%	96	(3)%
Liquidity funds	2,937	2,903	1%	2,883	1%
Total assets under management	$89,742	$79,461	13%	$75,242	6%
Advised assets	4,802	—	NM	—	NM
Total assets	$94,544	$79,461	19%	$75,242	6%
Investment Managers:
Equity and fixed-income programs	$96	$81	19%	$66	23%
Collective trust fund programs	49,340	36,991	33%	32,117	15%
Liquidity funds	743	667	11%	832	(20)%
Total assets under management	$50,179	$37,739	33%	$33,015	14%
Client proprietary assets under administration	495,447	448,708	10%	390,282	15%
Total assets	$545,626	$486,447	12%	$423,297	15%
Investments in New Businesses:
Equity and fixed-income programs	$1,104	$884	25%	$764	16%
Liquidity funds	53	61	(13)%	47	30%
Total assets under management	$1,157	$945	22%	$811	17%
Advised assets	49	—	NM	—	NM
Total assets	$1,206	$945	28%	$811	17%
LSV:
Equity and fixed-income programs	$105,278	$87,248	21%	$78,335	11%
Total:
Equity and fixed-income programs	$277,877	$235,451	18%	$215,701	9%
Collective trust fund programs	49,427	37,092	33%	32,224	15%
Liquidity funds	10,011	10,602	(6)%	14,521	(27)%
Total assets under management	$337,315	$283,145	19%	$262,446	8%
Advised assets	4,851	—	NM	—	NM
Client proprietary assets under administration	518,427	467,963	11%	407,814	15%
Total assets under management, advisement and administration	$860,593	$751,108	15%	$670,260	12%

Average Asset Balances
This table presents average asset balances of our clients, or of our clients’ customers, for which we provide management or administrative services through our subsidiaries and partnerships in which we have a significant interest.

Average Asset Balances
(In millions)	For the Year Ended December 31,
			Percent Change		Percent Change
	2017	2016		2015
Private Banks:
Equity and fixed-income programs	$20,139	$18,186	11%	$19,106	(5)%
Collective trust fund programs	4	3	33%	7	(57)%
Liquidity funds	3,717	4,799	(23)%	5,491	(13)%
Total assets under management	$23,860	$22,988	4%	$24,604	(7)%
Client proprietary assets under administration	21,397	18,433	16%	17,652	4%
Total assets	$45,257	$41,421	9%	$42,256	(2)%
Investment Advisors:
Equity and fixed-income programs	$57,475	$49,537	16%	$45,968	8%
Collective trust fund programs	5	6	(17)%	9	(33)%
Liquidity funds	2,380	3,601	(34)%	3,550	1%
Total assets under management	$59,860	$53,144	13%	$49,527	7%
Institutional Investors:
Equity and fixed-income programs	$81,956	$75,347	9%	$73,804	2%
Collective trust fund programs	84	94	(11)%	95	(1)%
Liquidity funds	2,995	2,805	7%	3,082	(9)%
Total assets under management	$85,035	$78,246	9%	$76,981	2%
Advised assets	3,961	—	NM	—	NM
Total assets	$88,996	$78,246	14%	$76,981	2%
Investment Managers:
Equity and fixed-income programs	$88	$73	21%	$34	115%
Collective trust fund programs	43,323	33,808	28%	23,476	44%
Liquidity funds	898	805	12%	1,004	(20)%
Total assets under management	$44,309	$34,686	28%	$24,514	41%
Client proprietary assets under administration	476,207	421,446	13%	378,970	11%
Total assets	$520,516	$456,132	14%	$403,484	13%
Investments in New Businesses:
Equity and fixed-income programs	$990	$816	21%	$776	5%
Liquidity funds	59	48	23%	68	(29)%
Total assets under management	$1,049	$864	21%	$844	2%
Advised assets	70	—	NM	—	NM
Total assets	$1,119	$864	30%	$844	2%
LSV:
Equity and fixed-income programs	$96,705	$80,620	20%	$82,785	(3)%
Total:
Equity and fixed-income programs	$257,353	$224,579	15%	$222,473	1%
Collective trust fund programs	43,416	33,911	28%	23,587	44%
Liquidity funds	10,049	12,058	(17)%	13,195	(9)%
Total assets under management	$310,818	$270,548	15%	$259,255	4%
Advised assets	4,031	—	NM	—	NM
Client proprietary assets under administration	497,604	439,879	13%	396,622	11%
Total assets under management, advisement and administration	$812,453	$710,427	14%	$655,877	8%

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
Business Segments
Revenues, Expenses, and Operating profit (loss) for our business segments for the year ended 2017 compared to the year ended 2016, and for the year ended 2016 compared to the year ended 2015 were:

Year Ended December 31,	2017	2016	Percent Change	2015	Percent Change
Private Banks:
Revenues	$474,272	$457,886	4%	$456,516	—%
Expenses	455,119	421,188	8%	410,975	2%
Operating profit	$19,153	$36,698	(48)%	$45,541	(19)%
Gain on sale of subsidiary	—	2,791	NM	2,791	—%
Total profit	$19,153	$39,489	NM	$48,332	NM
Operating margin (a)	4%	8%		10%
Investment Advisors:
Revenues	373,473	330,677	13%	306,620	8%
Expenses	201,833	180,140	12%	171,968	5%
Operating profit	$171,640	$150,537	14%	$134,652	12%
Operating margin	46%	46%		44%
Institutional Investors:
Revenues	322,457	312,584	3%	297,568	5%
Expenses	161,640	153,117	6%	145,851	5%
Operating profit	$160,817	$159,467	1%	$151,717	5%
Operating margin	50%	51%		51%
Investment Managers:
Revenues	349,444	294,390	19%	267,963	10%
Expenses	226,504	191,127	19%	172,094	11%
Operating profit	$122,940	$103,263	19%	$95,869	8%
Operating margin	35%	35%		36%
Investments in New Businesses:
Revenues	6,906	6,008	15%	5,541	8%
Expenses	20,678	20,962	(1)%	20,656	1%
Operating loss	$(13,772)	$(14,954)	NM	$(15,115)	NM
(a) Percentage determined exclusive of gain from sale of subsidiary (See Note 15 to the Consolidated Financial Statements).
For additional information pertaining to our business segments, see Note 13 to the Consolidated Financial Statements.

Private Banks

Year Ended December 31,	2017	2016	Percent Change	2015	Percent Change
Revenues:
Investment processing and software servicing fees	$315,021	$298,382	6%	$289,056	3%
Asset management, administration & distribution fees	138,564	133,740	4%	138,606	(4)%
Transaction-based and trade execution fees	20,687	25,764	(20)%	28,854	(11)%
Total revenues	$474,272	$457,886	4%	$456,516	—%
Revenues increased $16.4 million, or four percent, in 2017 compared to the prior year. Revenues during 2017 were primarily affected by:

•	Increased recurring investment processing fees from the growth in new and existing client assets processed on the SEI Wealth Platform;

•	Increased non-recurring professional services fees from existing clients as well as clients scheduled for implementation on the SEI Wealth Platform; and

•
Increased investment management fees from existing international clients due to higher average assets under management resulting from market appreciation and positive net cash flows; partially offset by

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
Operating margins were four percent in 2017 and eight percent in 2016. Operating income decreased $17.5 million, or 48 percent, in 2017 compared to the prior year. Operating income in 2017 was primarily affected by:

•	Increased non-capitalized costs, mainly personnel and consulting costs, related to maintenance and support of the SEI Wealth Platform;

•	Increased stock-based compensation costs of approximately $6.1 million primarily due to the change in management's estimate of the timing of the achievement of stock option vesting targets;

•	The net negative impact from foreign currency exchange rate fluctuations between the U.S. dollar and the British pound on our foreign operations;

•	Increased personnel costs, mainly salary and sales compensation costs; and

•	Increased direct expenses associated with increased investment management fees from existing international clients; partially offset by

•	An increase in revenues; and

•	Decreased direct expenses associated with the decreased trade execution fees.
Operating margins were eight percent in 2016 and ten percent in 2015. Operating income decreased $8.8 million, or 19 percent, in 2016 compared to the prior year. Operating income in 2016 was primarily affected by:

•	Increased non-capitalized costs, mainly personnel and consulting costs, related to maintenance and enhancements to the SEI Wealth Platform;

•	Increased amortization expense related to the SEI Wealth Platform; and

•	The net negative impact from foreign currency exchange rate fluctuations between the U.S. dollar and the British pound on our foreign operations; partially offset by

•	The write-off of approximately $3.6 million of previously capitalized software development costs and purchased software related to the SEI Wealth Platform in the third quarter 2015; and

•	Decreased direct expenses associated with decreased investment management fees from existing international clients.
Investment Advisors

Year Ended December 31,	2017	2016	Percent Change	2015	Percent Change
Revenues:
Investment management fees-SEI fund programs	$278,819	$251,333	11%	$238,120	6%
Separately managed account fees	78,902	64,280	23%	54,987	17%
Other fees	15,752	15,064	5%	13,513	11%
Total revenues (a)	$373,473	$330,677	13%	$306,620	8%
(a) All amounts are reflected in Asset management, administration and distribution fees except for $888, $727 and $742 in 2017, 2016 and 2015, respectively, which are reflected in Transaction-based and trade execution fees.
Revenues increased $42.8 million, or 13 percent, in 2017 and increased $24.1 million, or 8 percent, in 2016 compared to 2015. Revenues during 2017 and 2016 were primarily affected by:

•
Increased investment management fees and separately managed account program fees due to higher assets under management caused by market appreciation and positive net cash flows from new and existing advisors.

Operating margins were 46 percent in 2017 and 2016. Operating income increased $21.1 million, or 14 percent, in 2017 compared to the prior year. Operating income in 2017 was primarily affected by:

•	An increase in revenues; partially offset by

•	Increased direct expenses associated with increased assets in our investment management programs;

•	Increased personnel costs for marketing to and servicing new advisors;

•	Increased non-capitalized costs, mainly personnel and consulting costs, related to maintenance, support and client migrations to the SEI Wealth Platform; and

•	Increased stock-based compensation costs of approximately $3.0 million primarily due to the change in management's estimate of the timing of the achievement of stock option vesting targets.
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
Institutional Investors
Revenues increased $9.9 million, or three percent, in 2017 and increased $15.0 million, or five percent, in 2016 compared to 2015. Revenues during 2017 and 2016 were primarily affected by:

•	Increased investment management fees from existing clients due to higher assets under management caused by market appreciation;

•	Performance fees of $3.4 million and $12.3 million earned during the fourth quarter 2017 and 2016, respectively, from an SEI-sponsored investment product; and

•	Asset funding from new sales of our retirement and not-for-profit solutions; partially offset by

•	Client losses;

•	The negative impact from foreign currency exchange rate fluctuations between the U.S. dollar and the British pound; and

•	A decrease in the average basis points earned on client assets.
Operating margins were 50 percent in 2017 and 51 percent in 2016. Operating income increased slightly in 2017 compared to the prior year. Operating income during 2017 was primarily affected by:

•	An increase in revenues; partially offset by

•	Sub-advisory fees of $1.7 million related to the previously mentioned performance fees;

•	Increased direct expenses associated with investment management fees;

•	Increased stock-based compensation costs of approximately $3.3 million primarily due to the change in management's estimate of the timing of the achievement of stock option vesting targets;

•	Increased personnel compensation costs; and

•	The net negative impact from foreign currency exchange rate fluctuations between the U.S. dollar and the British pound on our foreign operations.
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
Investment Managers
Revenues increased $55.1 million, or 19 percent, in 2017 and increased $26.4 million, or 10 percent, in 2016 compared to 2015. Revenues during 2017 and 2016 were primarily affected by:

•	Higher valuations of existing client assets from improved capital markets:

•	Positive cash flows into alternative, traditional and separately managed account offerings from new and existing clients; and

•	Added revenues of $10.2 million from the acquisition of Archway during the third quarter 2017; partially offset by

•	Client losses and fund closures.
Operating margins were 35 percent in 2017 and 2016. Operating income increased $19.7 million, or 19 percent, in 2017 compared to the prior year. Operating income during 2017 was primarily affected by:

•	An increase in revenues; and

•	A net reduction of $3.8 million to the contingent purchase price during the fourth quarter 2017 related to the acquisition of Archway; partially offset by

•	Increased personnel expenses, technology and other operational costs to service new and existing clients;

•	Increased stock-based compensation costs of approximately $4.8 million primarily due to the change in management's estimate of the timing of the achievement of stock option vesting targets;

•	Increased incentive compensation costs;

•	Increased personnel and amortization expense related to the Archway acquisition; and

•	Increased non-capitalized investment spending, mainly consulting costs.
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

Other
Corporate overhead expenses
Corporate overhead expenses primarily consist of general and administrative expenses and other costs not directly attributable to a reportable business segment. Corporate overhead expenses were $63.8 million, $59.3 million and $54.5 million in 2017, 2016 and 2015, respectively. The increase in corporate overhead expenses in 2017 is primarily due to increased stock-based compensation costs of approximately $2.5 million primarily due to the change in management's estimate of the timing of the achievement of stock option vesting targets and other personnel-related costs. The increase in corporate overhead expenses in 2016 was primarily due to higher salary and other personnel-related costs and expenses associated with ongoing litigation and regulatory activity.
Other income and expense items
Other income and expense items on the accompanying Consolidated Statements of Operations consist of:

Year Ended December 31,	2017	2016	2015
Net gain (loss) from investments	$1,269	$112	$(456)
Interest and dividend income	7,057	4,316	3,358
Interest expense	(781)	(531)	(483)
Equity in earnings of unconsolidated affiliates	152,550	126,103	137,057
Gain on sale of subsidiary	—	2,791	2,791
Total other income and expense items, net	$160,095	$132,791	$142,267
Equity in earnings of unconsolidated affiliates
Equity in earnings of unconsolidated affiliates includes our ownership in LSV. The table below presents the revenues and net income of LSV and our proportionate share in LSV's earnings.

	2017	2016	Percent Change	2015	Percent Change
Revenues	$491,872	$399,462	23%	$427,653	(7)%
Net income	392,141	323,381	21%	352,845	(8)%

SEI's proportionate share in the earnings of LSV	$152,550	$126,103	21%	$138,407	(9)%
The increase in our earnings in 2017 was primarily due to higher assets under management from LSV's existing clients due to market appreciation and increased performance fees associated with their investment products; however, our earnings were negatively impacted by increased personnel expenses of LSV. LSV’s average assets under management increased $16.1 billion to $96.7 billion during 2017 as compared to $80.6 billion during 2016, an increase of 20 percent.
The decrease in 2016 was primarily due to a reduction in performance fees and increased personnel expenses of LSV. LSV’s average assets under management decreased $2.2 billion to $80.6 billion during 2016 as compared to $82.8 billion during 2015, a decrease of three percent.
In April 2016, LSV provided an interest in the partnership to select key employees which reduced the ownership percentage of each existing partner on a pro-rata basis. As a result, our total partnership interest in LSV was reduced from approximately 39.2 percent to approximately 38.9 percent.
Gain on sale of subsidiary
On July 31, 2012, we entered into an agreement to sell all of our ownership interest in SEI AK and completed the sale on March 28, 2013. We recorded gains from the sale of $2.8 million during 2016 and 2015. The gain recorded in 2016 was the result of the final in a series of three annual payments related to the contingent purchase price we received from the sale. These gains are included in Gain on sale of subsidiary on the accompanying Consolidated Statement of Operations (See Note 15 to the Consolidated Financial Statements for more information).
Income Taxes
Our effective tax rate was 27.4 percent for 2017, 34.3 percent for 2016 and 33.7 percent for 2015. Our effective tax rate is affected by recurring items, such as the U.S. federal tax rates and tax rates in various states and foreign jurisdictions and the relative amount of income we earned in those jurisdictions. These amounts have been fairly consistent in prior years. Our effective tax rate is also affected by discrete items that may occur in any given year, but are not consistent from year to year.

Below are the most significant recurring and discrete items (See Note 12 to the Consolidated Financial Statements for more information):

Year Ended December 31,	2017	2016	2015
Statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	1.3	1.3	1.6
Foreign tax expense and tax rate differential	(1.1)	(0.8)	(1.2)
Tax benefit from stock option exercises	(3.9)	—	—
Enactment of the Tax Cuts and Jobs Act:
Re-measurement of deferred tax liability	(4.9)	—	—
One-time transition tax on repatriation of foreign earnings and withholding tax	2.6	—	—
Research and development tax credit	(0.9)	(0.8)	(0.6)
Domestic Production Activities Deduction	(0.5)	(0.6)	(0.6)
Settlement of state tax petition	—	—	(0.8)
Other, net	(0.2)	0.2	0.3
	27.4%	34.3%	33.7%
The decrease in our tax rate for 2017 was primarily due to the adoption of ASU 2016-09 and the estimated impact from the enactment of the Tax Act in December 2017. According to ASU 2016-09, we no longer record excess tax benefits from stock option exercises as an increase to additional paid in capital, but record such excess tax benefits as a reduction of income tax expense in the reporting period in which the exercises occur.
The Tax Act was enacted on December 22, 2017 and included numerous changes to the current tax law including a permanent reduction in the corporate tax rate from 35.0 percent to 21.0 percent, as well as the imposition of a territorial rather than worldwide system which requires a one-time transition tax on the repatriation of previously deferred foreign earnings. Under the Tax Act, the undistributed earnings from our foreign subsidiaries are deemed repatriated. As a result, we determined that a portion of these foreign earnings are no longer indefinitely reinvested and therefore accrued foreign withholding taxes.
The impact of the Tax Act to our 2017 tax rate was a combination of a $27.1 million benefit from the re-measurement of our estimated net deferred tax liability as of December 31, 2017 based upon the new corporate tax rate of 21.0 percent offset by the one-time transition tax expense of $11.5 million relating to the estimated impact of the deemed repatriation and withholding taxes of $3.2 million for our previously undistributed foreign earnings for a net tax benefit of $12.4 million. Under the enactment of the Tax Act, the Domestic Production Activities Deduction will no longer be available to us beginning in 2018. We expect our effective tax rate in 2018, exclusive of the impact of stock option exercises, to be approximately 20.0 percent to 22.0 percent. The increase in our tax rate for 2016 was primarily due to lower foreign income in jurisdictions with lower effective rates and the one-time reduction in 2015 due to a favorable settlement of a state tax petition.
Stock-Based Compensation
During 2017, 2016 and 2015, we recognized approximately $36.4 million, $16.0 million and $17.3 million, respectively, in stock-based compensation expense. All of our stock options have performance-based vesting provisions that tie vesting of the options to our financial performance and do not contain any time-based vesting provisions. The amount of stock-based compensation expense recognized is based upon an estimate of when the earnings per share targets may be achieved. Any change in our estimate could result in the remaining amount of stock-based compensation expense to be accelerated, spread out over a longer period, or reversed. This may cause volatility in the recognition of stock-based compensation expense and materially affect our earnings.
During 2017, we revised the estimate made as of December 31, 2016 of when certain vesting targets were expected to be achieved. This change in estimate resulted in an increase of $11.2 million in stock-based compensation expense in 2017. The change in our estimate resulted from the higher than expected growth in earnings from the market appreciation of our assets under management and administration and the estimated impact from the enactment of the Tax Act in December 2017.
There was approximately $62.1 million of unrecognized compensation cost related to unvested employee stock options at December 31, 2017 and we expect to recognize approximately $20.1 million in stock-based compensation costs in 2018. These amounts do not reflect any estimate of forfeitures or cancellations in future periods. Actual forfeitures and cancellations occurring in a future period will reduce our stock-based compensation expense.

Fair Value Measurements
The fair value of our financial assets and liabilities, except for the investment funds sponsored by LSV, is determined in accordance with the fair value hierarchy. The fair value of the investment funds sponsored by LSV is measured using the net asset value per share (NAV) as a practical expedient. The fair value of all other financial assets are determined using Level 1 or Level 2 inputs and consist mainly of investments in equity or fixed-income mutual funds that are quoted daily and Government National Mortgage Association (GNMA) and other U.S. government agency securities that are single issuer pools that are valued based on current market data of similar assets. We did not have any financial liabilities at December 31, 2017 or 2016 that were required to be measured at fair value on a recurring basis (See Note 5 to the Notes to Consolidated Financial Statements for more information).
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
Acquisition of Archway
On July 3, 2017, we acquired Archway, a provider of operating technologies and services to the family office industry, for $81.6 million in cash consideration with up to an additional $8.0 million payable to the seller as a contingent purchase price with respect to two one-year periods ending December 31, 2017 and 2018 depending upon whether Archway achieves specified financial measures during such periods. The results of operations of Archway and any adjustments related to the acquisition are included in the Investment Managers business segment (See Note 16 to the Notes to Consolidated Financial Statements).
Liquidity and Capital Resources

Year Ended December 31,	2017	2016	2015
Net cash provided by operating activities	$459,898	$434,220	$407,516
Net cash used in investing activities	(172,302)	(79,585)	(78,015)
Net cash used in financing activities	(253,633)	(328,672)	(305,861)
Effect of exchange rate changes on cash and cash equivalents	14,583	(9,923)	(11,425)
Net increase in cash and cash equivalents	48,546	16,040	12,215
Cash and cash equivalents, beginning of year	695,701	679,661	667,446
Cash and cash equivalents, end of year	$744,247	$695,701	$679,661
Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing. At December 31, 2017, our unused sources of liquidity consisted of our cash and cash equivalents and the amount available under our credit facility.
Our credit facility provides for borrowings of up to $300.0 million and is scheduled to expire in June 2021 (See Note 7 to the Consolidated Financial Statements). The availability of the credit facility is subject to compliance with certain covenants set forth in the agreement. The credit facility contains covenants which restrict our ability to engage in mergers, consolidations, asset sales, investments, transactions with affiliates, or to incur liens, as defined in the agreement. In the event of a default under the credit facility, we would also be restricted from paying dividends on, or repurchasing our common stock. Currently, our ability to borrow from the credit facility is not limited by any covenant of the agreement. In July 2017, we borrowed $40.0 million under the credit facility for the acquisition of Archway (See Note 16 to the Consolidated Financial Statements). We made principal payments of $10.0 million each in the months of October 2017 and January 2018. As of January 31, 2018, the amount of the credit facility available for corporate purposes was $280.0 million.
The majority of our excess cash reserves are primarily placed in accounts located in the United States that invest in SEI-sponsored money market mutual funds denominated in the U.S. dollar. We also utilize demand deposit accounts or money market accounts at several well-established financial institutions located in the United States. Accounts used to manage these excess cash reserves do not impose any restrictions or limitations that would prevent us from being able to access such cash amounts immediately. As of January 31, 2018, the amount of cash and cash equivalents considered free and immediately accessible for other general corporate purposes was $227.9 million.
Our cash and cash equivalents include accounts managed by our subsidiaries that are used in their operations or to cover specific business and regulatory requirements. The availability of this cash for other purposes beyond the operations of these subsidiaries may be limited. We therefore do not include accounts of our foreign subsidiaries in our calculation of free and immediately accessible cash for other general corporate purposes. With the enactment of the Tax Act, a portion of the undistributed earnings of our foreign subsidiaries are deemed repatriated and we have accrued the estimated one-time transition tax under this legislation in 2017. Any subsequent transfer of available cash related to the repatriated earnings of our foreign subsidiaries could significantly increase our free and immediately accessible cash.
Cash flows from operations increased $25.7 million in 2017 compared to 2016 primarily from the increase in our net income, higher distributions payments received from our unconsolidated affiliate, LSV and non-cash items such as the increase in stock-based compensation expense. The increase was partially offset by the net change in our working capital accounts, mainly receivables. The increase in cash flows from operations in 2017 was also partially offset by the retrospective reclassification of excess tax benefits recognized on stock-based compensation expense. Cash flows from operations increased $26.7 million in 2016 compared to 2015 primarily from net change in our working capital accounts, mainly receivables. The increase was partially offset by lower distribution payments received from LSV.
Net cash used in investing activities includes:

•
Cash paid for acquisition, net of cash acquired. We completed the acquisition of Archway in July 2017. The purchase price paid included $81.6 million in cash consideration; however, we acquired $1.4 million in cash during the transaction for a net cash payment of $80.2 million (See Note 16 to the Consolidated Financial Statements).

•Purchases, sales and maturities of marketable securities. Our purchases, sales and maturities of marketable securities during 2017, 2016 and 2015 were as follows:

	2017	2016	2015
Purchases	$(69,525)	$(73,193)	$(52,538)
Sales and maturities	65,830	69,293	46,312
Net investing activities from marketable securities	$(3,695)	$(3,900)	$(6,226)
Marketable securities purchased generally consisted of investments in short-term U.S. government agency securities through SIDCO's cash management program, additional GNMA securities to satisfy applicable regulatory requirements of SPTC and investments for the start-up of new investment products. Proceeds received from sales and maturities primarily included maturities of short-term securities owned by SIDCO and sales and principal prepayments related to the GNMA securities owned by SPTC.

•
The capitalization of costs incurred in developing computer software. We capitalized $61.0 million, $50.4 million and $29.4 million of software development costs in 2017, 2016 and 2015, respectively. Amounts capitalized primarily include costs for significant enhancements and upgrades for the expanded functionality of the SEI Wealth Platform. Our capitalized software amounts also include $9.7 million, $10.6 million and $4.9 million in 2017, 2016 and 2015, respectively, for new technological capabilities for the Investment Managers segment. We expect this new technology to be placed into service during the first quarter of 2018 with an estimated useful life of five to seven years.

•
Capital expenditures. Our capital expenditures in 2017, 2016 and 2015 primarily include purchased software and equipment for our data center operations. Our expenditures in 2016 also include software and equipment for a new U.S. disaster recovery site. Our expenditures in 2015 include $13.8 million to relocate our London operations to a new facility. In 2018, we intend to expand our corporate headquarters. Cash outlays during 2018 for the expansion are estimated to range from approximately $12.0 million to $15.0 million. This phase of the expansion is currently estimated to be completed in late 2019.

•
Receipt of contingent payment from sale of SEI AK. The sale of SEI AK was completed during the first quarter of 2013. We received cash of $2.8 million during 2016 and 2015 resulting from annual payments related to the contingent purchase price from the sale. The cash received in 2016 was the final payment in the series of annual payments. Additional information pertaining to the sale is presented in Note 15 to the Consolidated Financial Statements.

Net cash used in financing activities includes:

•
Borrowings and principal repayments on revolving credit facility. In July 2017, we borrowed $40.0 million for the funding of the acquisition of Archway. We made principal payments of $10.0 million each during October 2017 and January 2018 and intend to repay the entire outstanding balance during 2018 (See Note 7 to the Consolidated Financial Statements).

•
The repurchase of our common stock. Our Board of Directors has authorized the repurchase of our common stock through multiple authorizations. Currently, there is no expiration date for our common stock repurchase program. The following table lists information regarding repurchases of our common stock during 2017, 2016 and 2015:

Year	Total Number of Shares Repurchased	Average Price Paid per Share	Total Cost
2017	4,403,000	$56.36	$248,114
2016	6,600,000	44.60	294,374
2015	5,951,000	48.66	289,587

•
Proceeds from the issuance of our common stock. We received $53.6 million, $48.3 million and $65.5 million in proceeds from the issuance of our common stock during 2017, 2016 and 2015, respectively. The proceeds we receive from the issuance of our common stock is directly attributable to the levels of stock option exercise activity.

•	Dividend payments. Our cash dividends paid during 2017, 2016 and 2015 were as follows:

Year	Cash Dividends Paid	Cash Dividends Paid per Share
2017	$88,862	$0.56
2016	84,686	0.52
2015	80,030	0.48
Our Board of Directors declared a semi-annual cash dividend of $0.30 per share on December 12, 2017. The dividend was paid on January 8, 2018 for a total of $47.2 million.
We believe our operating cash flow, available borrowing capacity, and existing cash and cash equivalents should provide adequate funds for ongoing operations; continued investment in new products and equipment; our common stock repurchase program and future dividend payments.
Significant Arrangement
On October 1, 2012, we provided an unsecured guaranty of the obligations of LSV Employee Group III to CIBC Bank USA (formerly The PrivateBank and Trust Company) and certain other lenders. We entered into this agreement in order to facilitate the acquisition of certain partnership interests of LSV by LSV Employee Group III. In June 2017, LSV Employee Group III made the final principal payment and, therefore, the Company has no further obligation regarding the agreement. Additional information pertaining to the agreement is presented in Note 2 to the Consolidated Financial Statements.
Contractual Obligations and Contingent Obligations
As of December 31, 2017, the Company is obligated to make payments in connection with its lines of credit, operating leases, maintenance contracts and other commitments in the amounts listed below. The Company has no unrecorded obligations other than the items noted in the following table:

	Total	2018	2019	2020 to 2021	2022 and thereafter
Line of credit (a)	$34,266	$1,231	$1,231	$31,804	$—
Operating leases and maintenance agreements (b)	63,139	10,046	9,427	14,495	29,171
Other commitments (c)	14,819	4,190	904	1,808	7,917
Total	$112,224	$15,467	$11,562	$48,107	$37,088

(a)
Amounts include estimated interest charges, commitment fees and the outstanding balance of our credit facility. Our credit facility is scheduled to expire in 2021. See Note 7 to the Consolidated Financial Statements.

(b)	See Note 11 to the Consolidated Financial Statements.

(c)
Amounts include the portion of uncertain tax liabilities classified as a current liability and the estimated tax impact of the deemed repatriation of our previously undistributed foreign earnings associated with the Tax Act. The actual cash payment associated with these commitments may differ. See Note 12 to the Consolidated Financial Statements.

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
Stock-Based Compensation:
Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. We currently use the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as various other assumptions. These assumptions include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. We account for forfeitures as they occur. The amount of stock-based compensation expense that is recognized in a given period is dependent upon management’s estimate of when the earnings per share targets are expected to be achieved. If this estimate proves to be inaccurate, the remaining amount of stock-based compensation expense could be accelerated, spread out over a longer period, or reversed. We currently base our expectations for these assumptions from historical data and other applicable factors. These expectations are subject to change in future periods.
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

Report of Independent Registered Public Accounting Firm

To the stockholders and board of directors
SEI Investments Company:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of SEI Investments Company and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes and financial statement Schedule II referred to in Item 15(2) of this Form 10-K (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for stock-based compensation in 2017 due to the adoption of Accounting Standards Update 2016-09, Improvements to Employee Share-Based Payment Accounting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP
We have served as the Company’s auditor since 2014.
Philadelphia, Pennsylvania
February 22, 2018

Report of Independent Registered Public Accounting Firm

To the stockholders and board of directors
SEI Investments Company:
Opinion on Internal Control Over Financial Reporting
We have audited SEI Investments Company and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement Schedule II referred to in Item 15(2) of this Form 10-K (collectively, the consolidated financial statements), and our report dated February 22, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP
Philadelphia, Pennsylvania
February 22, 2018

Consolidated Balance Sheets	SEI Investments Company
(In thousands)	and Subsidiaries

	December 31,	2017	2016
Assets	Current Assets:
	Cash and cash equivalents	$744,247	$695,701
	Restricted cash	3,505	3,500
	Receivables from investment products	56,666	61,761
	Receivables, net of allowance for doubtful accounts of $695 and $523	282,706	227,957
	Securities owned	21,526	21,339
	Other current assets	31,158	27,575
	Total Current Assets	1,139,808	1,037,833
	Property and Equipment, net of accumulated depreciation of $309,955 and $285,322	146,428	146,190
	Capitalized Software, net of accumulated amortization of $350,045 and $303,540	310,405	295,867
	Investments Available for Sale	87,983	84,033
	Investments in Affiliated Funds, at fair value	6,034	4,858
	Investment in Unconsolidated Affiliates	59,492	50,459
	Goodwill	52,990	—
	Intangible Assets, net of accumulated amortization of $1,552	28,578	—
	Deferred Income Taxes	2,767	2,127
	Other Assets, net	18,884	15,456
	Total Assets	$1,853,369	$1,636,823
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	SEI Investments Company
(In thousands)	and Subsidiaries

	December 31,	2017	2016
Liabilities and Equity	Current Liabilities:
	Accounts payable	$5,268	$5,966
	Accrued liabilities	265,058	240,525
	Deferred revenue	4,723	2,880
	Total Current Liabilities	275,049	249,371
	Borrowings Under Revolving Credit Facility	30,000	—
	Long-term Income Taxes Payable	10,629	—
	Deferred Income Taxes	48,472	69,693
	Other Long-term Liabilities	12,380	14,645
	Total Liabilities	376,530	333,709
	Commitments and Contingencies
	Shareholders' Equity:
	Series Preferred stock, $.05 par value, 50 shares authorized; no shares issued and outstanding	—	—
	Common stock, $.01 par value, 750,000 shares authorized; 157,069 and 159,031 shares issued and outstanding	1,571	1,590
	Capital in excess of par value	1,027,709	955,461
	Retained earnings	467,467	384,018
	Accumulated other comprehensive loss, net	(19,908)	(37,955)
	Total Shareholders' Equity	1,476,839	1,303,114
	Total Liabilities and Equity	$1,853,369	$1,636,823
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations	SEI Investments Company
(In thousands, except per-share data)	and Subsidiaries

Year Ended December 31,	2017	2016	2015
Revenues:
Asset management, administration and distribution fees	$1,180,789	$1,072,176	$1,010,511
Information processing and software servicing fees	321,741	300,346	290,893
Transaction-based and trade execution fees	24,022	29,023	32,804
Total revenues	1,526,552	1,401,545	1,334,208
Expenses:
Subadvisory, distribution and other asset management costs	179,181	170,961	160,062
Software royalties and other information processing costs	31,275	30,323	31,497
Brokerage commissions	17,845	22,152	24,388
Compensation, benefits and other personnel	458,737	414,622	395,774
Stock-based compensation	36,366	16,017	17,312
Consulting, outsourcing and professional fees	186,357	166,769	146,436
Data processing and computer related	71,909	64,930	58,884
Facilities, supplies and other costs	72,352	68,245	74,968
Amortization	48,275	45,392	42,630
Depreciation	27,311	26,440	24,044
Total expenses	1,129,608	1,025,851	975,995
Income from operations	396,944	375,694	358,213
Net gain (loss) from investments	1,269	112	(456)
Interest and dividend income	7,057	4,316	3,358
Interest expense	(781)	(531)	(483)
Equity in earnings of unconsolidated affiliates	152,550	126,103	137,057
Gain on sale of subsidiary	—	2,791	2,791
Income before income taxes	557,039	508,485	500,480
Income taxes	152,650	174,668	168,825
Net income	$404,389	$333,817	$331,655

Basic earnings per common share	$2.56	$2.07	$2.00
Shares used to compute basic earnings per share	158,177	161,350	165,725
Diluted earnings per common share	$2.49	$2.03	$1.96
Shares used to compute diluted earnings per share	162,269	164,431	169,598
Dividends declared per common share	$0.58	$0.54	$0.50
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income	SEI Investments Company
(In thousands)	and Subsidiaries

Year Ended December 31,	2017	2016	2015
Net income	$404,389	$333,817	$331,655
Other comprehensive gain (loss), net of tax:
Foreign currency translation adjustments	17,597	(12,131)	(14,900)
Unrealized holding gain (loss) on investments:
Unrealized holding gains (losses) during the period, net of income taxes of $1, $457 and $822	190	(918)	(1,659)
Less: reclassification adjustment for losses realized in net income, net of income taxes of $(99), $(201) and $(76)	260	384	164
Total other comprehensive gain (loss), net of taxes	18,047	(12,665)	(16,395)
Comprehensive income	$422,436	$321,152	$315,260
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Equity	SEI Investments Company
(In thousands, except per-share data)	and Subsidiaries

Year Ended December 31,	2017	2016	2015
Shares of Common Stock
Beginning balance	159,031	163,733	166,688
Purchase and retirement of common stock	(4,403)	(6,600)	(5,951)
Issuance of common stock under the employee stock purchase plan	71	88	69
Issuance of common stock upon exercise of stock options	2,370	1,810	2,927
Ending balance	157,069	159,031	163,733

Common Stock
Beginning balance	$1,590	$1,637	$1,667
Purchase and retirement of common stock	(44)	(66)	(60)
Issuance of common stock under the employee stock purchase plan	1	1	1
Issuance of common stock upon exercise of stock options	24	18	29
Ending balance	$1,571	$1,590	$1,637

Capital In Excess of Par Value
Beginning balance	$955,461	$910,513	$834,615
Cumulative effect upon adoption of ASU 2016-09	2,582	—	—
Purchase and retirement of common stock	(20,243)	(28,306)	(22,984)
Issuance of common stock under the employee stock purchase plan	3,280	3,357	2,798
Issuance of common stock upon exercise of stock options	50,263	44,896	62,716
Stock-based compensation	36,366	16,017	17,312
Tax benefit on stock options exercised	—	8,984	16,056
Ending balance	$1,027,709	$955,461	$910,513

Retained Earnings
Beginning balance	$384,018	$402,860	$420,226
Cumulative effect upon adoption of ASU 2016-09	(1,669)	—	—
Net income	404,389	333,817	331,655
Purchase and retirement of common stock	(227,827)	(266,002)	(266,543)
Dividends declared ($0.58, $0.54 and $0.50 per share)	(91,444)	(86,657)	(82,478)
Ending balance	$467,467	$384,018	$402,860

Accumulated Other Comprehensive Loss
Beginning balance	$(37,955)	$(25,290)	$(8,895)
Other comprehensive gain (loss)	18,047	(12,665)	(16,395)
Ending balance	$(19,908)	$(37,955)	$(25,290)

Total Equity	$1,476,839	$1,303,114	$1,289,720
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	SEI Investments Company
(In thousands)	and Subsidiaries

Year Ended December 31,	2017	2016	2015
Cash flows from operating activities:
Net income	$404,389	$333,817	$331,655
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27,311	26,440	24,044
Amortization	48,275	45,392	42,630
Equity in earnings of unconsolidated affiliates	(152,550)	(126,103)	(137,057)
Distributions received from unconsolidated affiliate	143,517	125,224	141,767
Stock-based compensation	36,366	16,017	17,312
Provision for losses on receivables	172	(126)	(135)
Deferred income tax expense	(21,046)	4,794	(1,394)
Gain from sale of SEI AK	—	(2,791)	(2,791)
Net (gain) loss from investments	(1,269)	(112)	456
Tax benefit on stock options exercised	—	8,984	16,056
Change in long-term taxes payable	10,629	—	—
Change in other long-term liabilities	(2,265)	3,248	1,070
Change in other assets	(1,489)	(1,917)	783
Write off of capitalized and purchased software	—	—	6,055
Other	(2,191)	390	(2,440)
Change in current assets and liabilities:
Decrease (increase) in:
Receivables from investment products	5,095	(13,663)	295
Receivables	(52,726)	(4,807)	(28,469)
Other current assets	(3,583)	(1,368)	(8,014)
Increase (decrease) in:
Accounts payable	(909)	1,455	(5,441)
Accrued liabilities	20,992	18,851	10,498
Deferred revenue	1,180	495	636
Total adjustments	55,509	100,403	75,861
Net cash provided by operating activities	$459,898	$434,220	$407,516
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	SEI Investments Company
(In thousands)	and Subsidiaries

Year Ended December 31,	2017	2016	2015
Cash flows from investing activities:
Decrease in restricted cash	—	2,000	301
Additions to property and equipment	(25,525)	(31,397)	(44,465)
Additions to capitalized software	(61,043)	(50,392)	(29,416)
Purchases of marketable securities	(69,525)	(73,193)	(52,538)
Prepayments and maturities of marketable securities	65,830	54,141	38,551
Sales of marketable securities	—	15,152	7,761
Cash paid for acquisition, net of cash acquired	(80,234)	—	—
Receipt of contingent payment from sale of SEI AK	—	2,791	2,791
Other investing activities	(1,805)	1,313	(1,000)
Net cash used in investing activities	(172,302)	(79,585)	(78,015)
Cash flows from financing activities:
Borrowings under revolving credit facility	40,000	—	—
Repayments under revolving credit facility	(10,000)	—	—
Purchase and retirement of common stock	(248,339)	(292,258)	(291,374)
Proceeds from issuance of common stock	53,568	48,272	65,543
Payment of dividends	(88,862)	(84,686)	(80,030)
Net cash used in financing activities	(253,633)	(328,672)	(305,861)

Effect of exchange rate changes on cash and cash equivalents	14,583	(9,923)	(11,425)

Net increase in cash and cash equivalents	48,546	16,040	12,215

Cash and cash equivalents, beginning of year	695,701	679,661	667,446

Cash and cash equivalents, end of year	$744,247	$695,701	$679,661

Interest paid	$699	$531	$460
Income taxes paid	$165,049	$157,255	$159,605

Non-cash financing activities
Dividends declared but not paid	$47,179	$44,596	$42,625
The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements	SEI Investments Company
(all figures are in thousands except share and per-share data)	and Subsidiaries
Note 1 – Summary of Significant Accounting Policies
Nature of Operations
SEI Investments Company (the Company), a Pennsylvania corporation, provides investment processing, investment management, and investment operations platforms to financial institutions, financial advisors, institutional investors, investment managers and ultra-high-net-worth families in the United States, Canada, the United Kingdom, continental Europe and other various locations throughout the world. Investment processing platforms consist of application and business process outsourcing services, professional services and transaction-based services. Revenues from investment processing platforms are recognized in Information processing and software servicing fees on the accompanying Consolidated Statements of Operations, except for fees earned associated with trade execution services.
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
Investment operations platforms offer investment managers support for traditional investment products such as mutual funds, collective investment trusts, exchange-traded funds, and institutional and separate accounts, by providing outsourcing services including fund and investment accounting, administration, reconciliation, investor servicing and client reporting. These platforms also provide support to managers focused on alternative investments who manage hedge funds, funds of hedge funds, private equity funds and real estate funds, across registered, partnership and separate account structures domiciled in the United States and overseas. Revenues from investment operations platforms are recognized in Asset management, administration and distribution fees on the accompanying Consolidated Statements of Operations.
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
Variable Interest Entities
The Company has involvement with various variable interest entities (VIE or VIEs) primarily co-sponsored investment products established for clients created in the form of various types of legal entity structures. Effective January 1, 2016, the Company adopted the amendments contained in Accounting Standards Update (ASU) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (ASU 2015-02) which amends the current guidance for both the VIE and the voting interest entity (VOE) consolidation models. This guidance rescinds the indefinite deferral of the VIE guidance for investment companies that permitted application of the risks and rewards based approach. The adoption of ASU 2015-02 did not have any affect on the consolidated financial statements and related disclosures (See Note 3).
Management’s Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition
The Company’s principal sources of revenues are: (1) asset management, administration and distribution fees earned based upon a contractual percentage of net assets under management or administration; (2) information processing and software servicing fees that are either recurring and primarily earned based upon the number of trust accounts being serviced or a percentage of the total average daily market value of the clients' assets processed on the Company's platforms, or non-recurring and based upon project-oriented contractual agreements related to client implementations; and (3) transaction-based fees for providing trade-execution services.
The Company’s revenues are based on contractual arrangements. Revenues are recognized in the periods in which the related services are performed provided that persuasive evidence of an agreement exists, the fee is fixed or determinable, and collectibility is reasonably assured. Cash received by the Company in advance of the performance of services is deferred and recognized as revenue when earned. Reimbursements received for out-of-pocket expenses incurred are recorded as revenue. Certain portions of the Company’s revenues require management’s consideration of the nature of the client relationship in determining whether to recognize as revenue the gross amount billed or net amount retained after payments are made to suppliers for certain services related to the product or service offering. For the majority of the Company's services, the Company is the primary obligor responsible for fulfilling the performance obligations of the contract. In addition, management retains full discretion in establishing the price charged to the customer, control the nature, type, characteristics or specifications of the performance obligations identified in the contract, and assume all credit risk associated with the client. Based on the foregoing, fees received by the Company for these services are recorded as gross revenues and vendor costs are recorded as gross expenses. However, the Company is also party to certain arrangements whereby the Company is not the primary obligor responsible for fulfilling the performance obligations of the contract. Fees received for those arrangements are reported net of costs associated with the provision of those services.
Cash and Cash Equivalents
The Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include $401,292 and $374,760 at December 31, 2017 and 2016, respectively, primarily invested in SEI-sponsored open-ended money market mutual funds. The SEI-sponsored mutual funds are considered Level 1 assets.
Restricted Cash
Restricted cash includes $3,000 at December 31, 2017 and 2016 segregated for regulatory purposes related to trade-execution services conducted by SIEL. Restricted cash also includes $505 and $500 at December 31, 2017 and 2016, respectively, segregated in special reserve accounts for the benefit of SIDCO customers in accordance with certain rules established by the Securities and Exchange Commission for broker-dealers.
Allowances for Doubtful Accounts
The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable.
Concentration of Credit Risk
Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash equivalents and trade receivables. Cash equivalents are principally invested in short-term money market funds or placed with major banks and high-credit qualified financial institutions. Cash deposits maintained with institutions are in excess of federally insured limits. Concentrations of credit risk with respect to the Company's receivables are limited due to the large number of clients and their dispersion across geographic areas. No single group or customer represents greater than ten percent of total accounts receivable.
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
Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 financial assets consist of Government National Mortgage Association (GNMA) mortgage-backed securities, Federal Home Loan Bank (FHLB) and other U.S. government agency short-term notes. The investments in GNMA mortgage-backed securities were purchased for the sole purpose of satisfying applicable regulatory requirements imposed on our wholly-owned limited purpose federal thrift subsidiary, SPTC. The investments in FHLB and other U.S. government agency short-term notes were purchased as part of a cash management program requiring only short term, top-tier investment grade government and corporate securities.
Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment by management. The Company had no Level 3 financial assets or liabilities at December 31, 2017 or 2016 that were required to be measured at fair value on a recurring basis.
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
The Company capitalized $61,043, $50,392 and $29,416 of software development costs during 2017, 2016 and 2015, respectively. The Company's capitalized software development costs primarily relate to the further development of the SEI Wealth PlatformSM (the Platform). The Company capitalized $51,353, $39,785 and $24,515 of software development costs for significant enhancements to the Platform during 2017, 2016 and 2015, respectively. As of December 31, 2017, the net book value of the Platform was $285,207. The net book value includes $38,093 of capitalized software development costs in-progress associated with future releases.
The Company also capitalized $9,690, $10,607 and $4,901 of software development costs during 2017, 2016 and 2015, respectively, related to an application for the Investment Managers segment. Capitalized software development costs in-progress at December 31, 2017 associated with this application were $25,198. The application is expected to be placed into service during the first quarter 2018.
The amount of amortization expense recognized related to the SEI Wealth Platform is based upon management’s estimate of its useful life. Management continually reassesses the estimated useful life of the Platform and any change in management’s estimate could result in the remaining amortization expense to be accelerated or spread out over a longer period. The initial version of the Platform was placed into service in July 2007 with an estimated useful life of 15 years. All significant enhancements to the Platform were being amortized over the remaining useful life and would have been fully amortized by June 2022. As a result of recent development efforts, successful client installation onto the Platform of a large-scale regional bank and market acceptance as evidenced by a contractual arrangement with a large-scale national bank, the Company adjusted the remaining useful life of certain components and functionality of the Platform that were placed into service during the past several years. This change in estimate was applied prospectively effective October 1, 2017. The initial version of the Platform and certain subsequent releases were not adjusted. The adjustment resulted in a decrease to the Company's amortization expense in 2017 of $4,347, and accordingly, increased income from operations by $4,347 and increased net income by $3,156, or $0.02 diluted earnings per share. As of December 31, 2017, the Platform has a weighted average remaining life of 8.2 years. Amortization expense for the Platform was $46,505, $45,047 and $42,401 in 2017, 2016 and 2015, respectively, and is included in Amortization expense on the accompanying Consolidated Statements of Operations.
The Company currently expects to recognize amortization expense related to all capitalized software development costs placed into service as of December 31, 2017 each year from 2018 through 2022 as follows:

2018	$43,717
2019	43,717
2020	43,717
2021	43,439
2022	29,556

The Company evaluates the carrying value of capitalized software development costs when circumstances indicate the carrying value may not be recoverable. The review of capitalized software development costs for impairment requires significant assumptions about operating strategies, underlying technologies utilized, and external market factors. External market factors include, but are not limited to, expected levels of competition, barriers to entry by potential competitors, stability in the target market and governmental regulations. During 2015, the Company determined that specific functionality within the Platform was no longer in use and wrote off $5,533 of previously capitalized software development costs reported under the Private Banks and Investment Advisors business segments. The expense associated with the write off is included in Facilities, supplies and other costs on the accompanying Consolidated Statement of Operations. The Company did not recognize any impairment charges related to its capitalized software development costs in 2017 or 2016.
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

Goodwill and Other Intangible Assets
The Company reviews long-lived assets and identifiable definite-lived intangible assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. For purposes of recognizing and measuring an impairment loss, a long-lived asset is grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent.
Identifiable definite-lived intangible assets on the Company’s Consolidated Balance Sheet are amortized on a straight-line basis according to their estimated useful lives. Goodwill is not amortized but is reviewed for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Current guidance require that a two-step, fair value based test be performed to assess goodwill for impairment. In the first step, the fair value of each reporting unit is compared with its carrying value, including goodwill. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The second step requires an allocation of fair value to the individual assets and liabilities using a purchase price allocation in order to determine the implied fair value of goodwill. If the implied fair value of goodwill is less than the carrying amount, an impairment loss is recognized.
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
Transaction gains and losses from exchange rate fluctuations are included in the results of operations in the periods in which they occur. There were no material gains or losses from exchange rate fluctuations in 2017, 2016 or 2015.
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
The calculations of basic and diluted earnings per share for 2017, 2016 and 2015 are:

	2017	2016	2015
Net income	$404,389	$333,817	$331,655
Shares used to compute basic earnings per common share	158,177,000	161,350,000	165,725,000
Dilutive effect of stock options	4,092,000	3,081,000	3,873,000
Shares used to compute diluted earnings per common share	162,269,000	164,431,000	169,598,000
Basic earnings per common share	$2.56	$2.07	$2.00
Diluted earnings per common share	$2.49	$2.03	$1.96
Employee stock options to purchase approximately 5,196,000, 10,632,000 and 10,730,000 shares of common stock, with an average exercise price per share of $45.49, $35.02 and $33.99, were outstanding during 2017, 2016 and 2015, respectively, but not included in the computation of diluted earnings per common share because either the performance conditions have not been satisfied or would have been satisfied if the reporting date was the end of the contingency period or the option’s exercise price was greater than the average market price of the Company’s common stock and the effect on diluted earnings per common share would have been anti-dilutive (See Note 8).

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
The Company adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09) during 2017. As required by ASU 2016-09, excess tax benefits recognized on stock-based compensation expense are reflected in the accompanying Consolidated Statements of Operations as a component of the provision for income taxes on a prospective basis (See Note 12). Additionally, excess tax benefits or deficiencies recognized on stock-based compensation expense are classified as an operating activity in the accompanying Consolidated Statements of Cash Flows. The Company has applied this provision retrospectively for all periods presented. As a result, net cash provided by operating activities for 2016 and 2015 increased by $8,984 and $16,056, respectively, with corresponding offsets to net cash used for financing activities.
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
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). ASU 2014-09 provides a single comprehensive model to be used in the accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The principal concept in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard requires an entity to apply a five-step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when (or as) an entity satisfies a performance obligation. The standard also specifies the accounting for certain costs to obtain or fulfill a contract with a customer and requires expanded disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.
The FASB issued several amendments to ASU 2014-09. These amendments include, but are not limited to, clarification of principal versus agent guidance in situations in which a revenue transaction involves a third party in providing goods or services to a customer. In such circumstances, an entity must determine whether the nature of its promise to the customer is to provide the underlying goods or services (the entity is the principal in the transaction and reports the transaction gross) or to arrange for a third party to provide the underlying goods or services (the entity is the agent in the transaction and reports the transaction net). The amendments also clarify, in terms of identifying performance obligations, how entities would determine whether promised goods or services are separately identifiable from other promises in a contract and, therefore, would be accounted for separately.
ASU 2014-09 is effective for the Company on January 1, 2018 and provides for either full retrospective adoption or a modified retrospective adoption by which it is applied only to the most current period presented. The Company has concluded that it will utilize the modified retrospective method of adoption with a cumulative catch up adjustment and will provide additional disclosures in its 2018 consolidated financial statements. The Company has completed analyses, executed project management relative to the process of adopting ASU 2014-09, and conducted detailed reviews of customer contracts to complete necessary adjustments to existing accounting policies. The Company has implemented changes to its accounting systems, processes and internal controls over revenue reporting and the new disclosure requirements, as necessary, in the application of the new standard.
The adoption of ASU 2014-09 did not change the accounting for the majority of the Company’s revenue arrangements and will not have a material impact to the Company’s consolidated financial statements. A summary of the Company’s assessment and the primary changes that will be implemented in the first quarter of 2018 due to the adoption of the new standard are presented below:
•The majority of the Company’s services are bundled together, and provided and completed for the client on a monthly basis. For these revenue arrangements, the Company will continue to recognize revenue on a monthly basis as the client consumes the benefits continuously over time. The timing and recognition of revenues from these arrangements will not change as a result of the adoption of ASU 2014-09.
•Some contracts include implementation fees, which are recognized in Information processing and software servicing fees, and fund conversion fees, which are recognized in Asset management, administration and distribution fees. The Company concluded that for most of the arrangements that included implementation or fund conversion services were a distinct and separate performance obligation. As a result, upon the adoption of ASU 2014-09, the timing and recognition of fees from most of these arrangements did not change. However, future revenue arrangements that include implementation or fund conversion services may not be considered distinct performance obligations which would require such fees to be recognized over the life of the client which could longer. The Company will evaluate each contract in accordance with the requirements of ASU 2014-09.
•Research services provided by SIDCO, the Company’s broker-dealer subsidiary, to customers in soft-dollar arrangements were determined to be a separate performance obligation that should be allocated a portion of the transaction price. Research services provided by a broker-dealer may be internally generated or provided by a third party and paid directly by the broker-dealer on the customer’s behalf. It was determined that SIDCO is considered an agent since it does not control the research services before they are transferred to the customer. Therefore, fees received for research services should be recorded net of amounts paid for the soft dollar arrangement. These amounts paid by the Company were previously recorded as an expense and beginning January 1, 2018 will be recorded net of any revenue recognized. The amounts recorded as an expense in 2017, 2016 and 2015 were $14,623, $18,409, and $20,333 respectively.
•Incremental contract acquisition costs, primarily sales compensation costs paid to the Company's sales personnel, related to information processing contracts in the Private Banks segment and fund administration contracts in the Investment Managers segment will be deferred and recognized over the expected client life. The deferred asset from contract acquisition costs is assessed for impairment on a periodic basis. The Company will utilize the practical expedient permitting the expensing of costs to obtain a contract when the expected amortization period is one year or less. As a result, incremental contract acquisition costs will be capitalized and subsequently amortized upon adoption on January 1, 2018 as a cumulative-effect adjustment to equity.
The Company is in the process of finalizing its assessment of the cumulative-effect adjustment of initially applying the new revenue standard but does not believe there are any remaining significant implementation items associated with the adoption of the new standard that have not yet been addressed. The cumulative-effect adjustment to equity of initially applying the new standard on January 1, 2018 is expected to be immaterial.
In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01) that will significantly change the income statement impact of equity investments held by an entity, and the recognition of changes in fair value of financial liabilities when the fair value option is elected. The Company adopted ASU 2016-01 during the first quarter 2018. Management currently believes the most significant impact will be the requirement to recognize all changes in fair value of available-for-sale equity securities in current period earnings. Previously, these changes in fair value were recognized as a separate component of comprehensive income. ASU 2016-01 will require a cumulative-effect adjustment to retained earnings as of January 1, 2018. The Company does not believe the cumulative-effect adjustment will have a material impact to its consolidated financial statements.
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
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18) which requires restricted cash and cash equivalents to be included with cash and cash equivalents when reconciling beginning-of-period and end-of-period amounts shown on the statement of cash flows. Under this guidance, the statement of cash flows should explain the total change in cash balances, including amounts described as restricted. The Company adopted ASU 2016-18 during the first quarter 2018. The Company has determined ASU 2016-18 will not have a material impact on its consolidated financial statements and related disclosures.
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (ASU 2017-04). The objective of ASU 2017-04 is to simplify the subsequent measurement of goodwill by entities performing their annual goodwill impairment tests by comparing the fair value of a reporting unit, including income tax effects from any tax-deductible goodwill, with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds fair value. ASU 2017-04 is effective for the Company beginning in the first quarter of 2020. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2017-04 on its consolidated financial statements and related disclosures.
Reclassifications
Certain prior year amounts have been reclassified to conform to current year presentation.
Note 2 – Investment in Unconsolidated Affiliates
LSV Asset Management
The Company has an investment in the general partnership LSV Asset Management (LSV), a registered investment advisor that provides investment advisory services primarily to institutions, including pension plans and investment companies. LSV is currently an investment sub-advisor for a limited number of SEI-sponsored mutual funds. As of December 31, 2017, the Company's total partnership interest in LSV was approximately 38.9 percent. The Company accounts for its interest in LSV using the equity method because of its less than 50 percent ownership. The Company’s interest in the net assets of LSV is reflected in Investment in unconsolidated affiliates on the accompanying Consolidated Balance Sheets and its interest in the earnings of LSV is reflected in Equity in earnings of unconsolidated affiliates on the accompanying Consolidated Statements of Operations.
At December 31, 2017, the Company’s total investment in LSV was $59,492. The Company’s proportionate share in the earnings of LSV was $152,550, $126,103 and $138,407 in 2017, 2016 and 2015, respectively. The Company receives partnership distributions related to the earnings of LSV on a quarterly basis. As such, the Company considers these distribution payments as returns on investment rather than returns of the Company's original investment in LSV and has therefore classified the associated cash inflows as an operating activity on the Consolidated Statements of Cash Flows. The Company received partnership distribution payments from LSV of $143,517, $125,224 and $141,767 in 2017, 2016 and 2015, respectively.
These tables contain condensed financial information of LSV:

Condensed Statement of Operations Year ended December 31,	2017	2016	2015
Revenues	$491,872	$399,462	$427,653
Net income	$392,141	$323,381	$352,845

Condensed Balance Sheets December 31,	2017	2016
Current assets	$155,239	$125,872
Non-current assets	1,407	1,927
Total assets	$156,646	$127,799

Current liabilities	$46,486	$39,303
Partners’ capital	110,160	88,496
Total liabilities and partners’ capital	$156,646	$127,799

Guaranty Agreement with LSV Employee Group III
In October 2012, a group of existing employees of LSV formed a new limited liability company called LSV Employee Group III and agreed to purchase a portion of the partnership interest of existing LSV employees for $77,700, of which $69,930 was financed through syndicated term loan facilities contained in a credit agreement with CIBC Bank USA (formerly The PrivateBank and Trust Company). LSV Employee Group III owns the purchased partnership interest. The Company provided an unsecured guaranty for $45,000 of the obligations of LSV Employee Group III to the lenders through a guaranty agreement.

In addition, LSV agreed to provide an unsecured guaranty for the remaining $24,930 of the obligations of LSV Employee Group III to the lenders through a separate guaranty agreement.
The Company’s direct interest in LSV was unchanged as a result of this transaction. The Company determined that LSV Employee Group III was a VIE; however, the Company was not considered the primary beneficiary because it did not have the power to direct the activities that most significantly impact the economic performance of LSV Employee Group III either directly or through any financial responsibility from the guaranty.
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
The Company is a party to expense limitation agreements with certain SEI-sponsored money market funds subject to Rule 2a-7 of the Investment Company Act of 1940 which establish a maximum level of ordinary operating expenses incurred by the fund in any fiscal year including, but not limited to, fees of the administrator or its affiliates. Under the terms of these agreements, the Company waived $27,434, $41,227 and $55,713 in fees during 2017, 2016 and 2015, respectively.
Note 4 – Composition of Certain Financial Statement Captions
Receivables
Receivables on the accompanying Consolidated Balance Sheets consist of:

	2017	2016
Trade receivables	$76,760	$48,683
Fees earned, not billed	194,331	168,971
Other receivables	12,310	10,826
	283,401	228,480
Less: Allowance for doubtful accounts	(695)	(523)
Receivables, net	$282,706	$227,957

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

Property and Equipment
Property and Equipment on the accompanying Consolidated Balance Sheets consists of:

	2017	2016
Buildings	$153,961	$152,171
Equipment	115,546	106,759
Land	10,030	10,030
Purchased software	134,610	128,008
Furniture and fixtures	18,114	17,292
Leasehold improvements	18,017	15,175
Construction in progress	6,105	2,077
	456,383	431,512
Less: Accumulated depreciation	(309,955)	(285,322)
Property and Equipment, net	$146,428	$146,190

Depreciation expense related to property and equipment for 2017, 2016 and 2015 was $27,311, $26,440 and $24,044, respectively.
Other Assets
Other assets consist of long-term prepaid expenses, deposits, other investments at cost and various other assets. Amortization expense for certain other assets for 2017, 2016 and 2015 was $218, $345 and $229, respectively.
Accrued Liabilities
Accrued Liabilities on the accompanying Consolidated Balance Sheets consist of:

	2017	2016
Accrued employee compensation	$88,960	$79,735
Accrued consulting, outsourcing and professional fees	29,658	24,428
Accrued sub-advisory, distribution and other asset management fees	42,365	41,666
Accrued dividend payable	47,179	44,596
Other accrued liabilities	56,896	50,100
Accrued liabilities	$265,058	$240,525

Note 5 – Fair Value Measurements
The fair value of the Company’s financial assets and liabilities, except for the Company's investment funds sponsored by LSV, is determined in accordance with the fair value hierarchy. The fair value of the Company’s Level 1 financial assets consists mainly of investments in open-ended mutual funds that are quoted daily. Level 2 financial assets consist of Government National Mortgage Association (GNMA) mortgage-backed securities held by the Company's wholly-owned limited purpose federal thrift subsidiary, SEI Private Trust Company (SPTC), Federal Home Loan Bank (FHLB) and other U.S. government agency short-term notes held by SIDCO. The financial assets held by SIDCO were purchased as part of a cash management program requiring only short term, top-tier investment grade government and corporate securities. The financial assets held by SPTC are debt securities issued by GNMA and are backed by the full faith and credit of the U.S. government. These securities were purchased for the sole purpose of satisfying applicable regulatory requirements and have maturity dates which range from 2020 to 2041.
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
The valuation of the Company's Level 2 financial assets held by SIDCO and SPTC are based upon securities pricing policies and procedures utilized by third-party pricing vendors. The Company had no Level 3 financial assets or liabilities at December 31, 2017 or 2016 that were required to be measured at fair value on a recurring basis. There were no transfers of financial assets between levels within the fair value hierarchy during 2017.

Valuation of GNMA and Other U.S. Government Agency Securities
All of the Company's investments in GNMA, FHLB and other U.S. government agency securities are held in accounts at well-established financial institutions. The Company's selection of a financial institution for the purpose of purchasing securities considered a number of various factors including, but not limited to, securities pricing policies and procedures utilized by that financial institution. Each financial institution utilizes the services of independent pricing vendors. These vendors utilize evaluated and industry accepted pricing models that vary by asset class and incorporate available trade, bid and other market information to determine the fair value of the securities. The market inputs, listed in approximate order of priority, include: benchmark yields, reported trade, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. The Company evaluated the information regarding the pricing methodologies and processes utilized by the independent pricing vendors during the selection process of the financial institution. The Company analyzed this information for the purpose of classifying the securities into the appropriate level within the fair value hierarchy and to ensure that each pricing model for each asset class provided the fair value of those specific securities in accordance with generally accepted accounting principles. The Company continually monitors the price of each security for any unanticipated deviations from the previously quoted price or deviations from anticipated changes in a security's price based upon an assessment of market factors and other factors relative to a specific issue expected to affect a security's price. In the event of any unanticipated deviations in a security's price, additional analysis is conducted which may include the comparison of the security's price as determined by other independent pricing vendors. The Company's investments in GNMA, FHLB and other U.S. government agency securities have been recorded at the prices provided by the independent pricing vendor without adjustment.
The fair value of certain financial assets and liabilities of the Company was determined using the following inputs:

		Fair Value Measurements at Reporting Date Using
	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets
Equity available-for-sale securities	$11,250	$11,250	$—
Fixed-income available-for-sale securities	76,733	—	76,733
Fixed-income securities owned	21,526	—	21,526
Investment funds sponsored by LSV (1)	6,034
	$115,543	$11,250	$98,259

		Fair Value Measurements at Reporting Date Using
	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets
Equity available-for-sale securities	$9,581	$9,581	$—
Fixed-income available-for-sale securities	74,452	—	74,452
Fixed-income securities owned	21,339	—	21,339
Investment funds sponsored by LSV (1)	4,858
	$110,230	$9,581	$95,791

(1) The fair value amounts presented in the tables above are intended to permit reconciliation of the fair value hierarchy to the amounts presented on the accompanying Consolidated Balance Sheets (See Note 6).

Note 6 – Marketable Securities
Investments Available For Sale
Investments available for sale classified as non-current assets consist of:

	At December 31, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
SEI-sponsored mutual funds	$7,369	$110	$(143)	$7,336
Equities and other mutual funds	3,456	458	—	3,914
Debt securities	77,745	—	(1,012)	76,733
	$88,570	$568	$(1,155)	$87,983

	At December 31, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
SEI-sponsored mutual funds	$7,357	$24	$(996)	$6,385
Equities and other mutual funds	2,968	228	—	3,196
Debt securities	74,843	—	(391)	74,452
	$85,168	$252	$(1,387)	$84,033

Net unrealized holding losses at December 31, 2017 and 2016 were $386 (net of income tax benefit of $201) and $836 (net of income tax benefit of $299), respectively. These net unrealized losses are reported as a separate component of Accumulated other comprehensive loss on the accompanying Consolidated Balance Sheets.
There were gross realized gains of $529 and gross realized losses of $888 from available-for-sale securities during 2017. In 2016, there were gross realized gains of $284 and gross realized losses of $869 from available-for-sale securities. There were gross realized gains of $489 and gross realized losses of $729 from available-for-sale securities during 2015. Gains and losses from available-for-sale securities, including amounts reclassified from accumulated comprehensive income (loss), are reflected in Net gain (loss) from investments on the accompanying Consolidated Statements of Operations.
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
The investment primarily consists of U.S. dollar denominated funds that invest in equity securities of Canadian, Australian and Japanese companies. The underlying securities held by the funds are translated into U.S. dollars within the funds. The funds had a fair value of $6,034 and $4,858 at December 31, 2017 and 2016, respectively. The Company recognized gains of $1,176 and $819 and losses of $389 from the change in fair value of the funds during 2017, 2016 and 2015, respectively.
Securities Owned
The Company’s broker-dealer subsidiary, SIDCO, has investments in U.S. government agency securities with maturity dates less than one year. These investments are reflected as Securities owned on the accompanying Consolidated Balance Sheets. Due to specialized accounting practices applicable to investments by broker-dealers, the securities are reported at fair value and changes in fair value are recorded in current period earnings. The securities had a fair value of $21,526 and $21,339 at December 31, 2017 and 2016, respectively. There were no material net gains or losses from the change in fair value of the securities during 2017, 2016 and 2015.
Note 7 – Line of Credit
On June 13, 2016, the Company entered into a five-year $300,000 Credit Agreement (the Credit Facility) with Wells Fargo Bank, National Association (Wells Fargo) and a syndicate of other lenders. The Credit Facility is scheduled to expire in June 2021, at which time any aggregate principal amount of loans outstanding becomes payable in full. Any borrowings made under the Credit Facility will accrue interest at rates that, at the Company's option, are based on a base rate (the Base Rate) plus a premium that can range from 0.25 percent to 1.00 percent or the London InterBank Offered Rate (LIBOR) plus a premium that can range from 1.25 percent to 2.00 percent depending on the Company’s Leverage Ratio (a ratio of consolidated indebtedness to consolidated EBITDA for the four preceding fiscal quarters, all as defined in the related agreement). The Base Rate is defined as the highest of a) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 0.50 percent, b) the prime commercial lending rate of Wells Fargo, c) the applicable LIBOR plus 1.00 percent, or d) 0 percent. The Company also pays quarterly commitment fees based on the unused portion of the Credit Facility. The quarterly fees for the Credit Facility can range from 0.15 percent of the amount of the unused portion to 0.30 percent, depending on the Company’s Leverage Ratio. Certain wholly-owned subsidiaries of the Company have guaranteed the obligations of the Company under the agreement. The aggregate amount of the Credit Facility may be increased by an additional $100,000 under certain conditions set forth in the agreement.
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
In July 2017, the Company borrowed $40,000 under the Credit Facility for the funding of an acquisition (See Note 16). In October 2017, the Company made a principal payment of $10,000. As of December 31, 2017, the outstanding balance of the Credit Facility was $30,000 and is included in Borrowings Under Revolving Credit Facility on the accompanying Consolidated Balance Sheet. The Company was in compliance with all covenants of the Credit Facility during 2017.
In January 2018, the Company made a principal payment of $10,000. As of January 31, 2018, the amount of the Credit Facility that is available for general corporate purposes was $280,000.
The Company considers the book value of long-term debt related to the borrowings through the Credit Facility to be representative of its fair value.
The Company incurred $781, $531 and $483 in interest charges and commitment fees relating to the current and since expired lines of credit during 2017, 2016 and 2015, respectively, which are reflected in Interest expense on the accompanying Consolidated Statements of Operations. The weighted average interest rate applied to the outstanding balance of the Credit Facility during 2017 was 2.58 percent.

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
All outstanding stock options have performance-based vesting provisions that tie the vesting of stock options to the Company’s financial performance. The Company’s stock options vest at a rate of 50 percent when a specified diluted earnings per share target is achieved, and the remaining 50 percent when a second, higher-specified diluted earnings per share target is achieved. Options do not vest due to the passage of time but as a result of achievement of the financial vesting targets. Options granted in December 2017 include a service condition which requires a minimum two or four year waiting period from the grant date along with the attainment of the applicable financial vesting target. Earnings per share targets exclude the impact of stock-based compensation and are established at time of grant. The targets are measured annually on December 31. The amount of stock-based compensation expense recognized in the period is based upon management’s estimate of when the earnings per share targets may be achieved. Any change in management’s estimate could result in the remaining amount of stock-based compensation expense to be accelerated, spread out over a longer period, or reversed. This may cause volatility in the recognition of stock-based compensation expense in future periods and could materially affect the Company’s earnings.
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
The weighted average fair value of the Company’s stock options granted during 2017, 2016 and 2015 were $16.78, $12.43 and $12.16, respectively, using the following assumptions:

	2017	2016	2015
Expected term (in years)	6.00	6.00	5.58
Expected volatility	22.58%	25.44%	23.86%
Expected dividend yield	0.82%	1.10%	1.00%
Risk-free interest rate	2.29%	2.18%	1.90%

The Company recognized stock-based compensation expense in its Consolidated Financial Statements in 2017, 2016 and 2015 as follows:

	2017	2016	2015
Stock-based compensation expense	$36,366	$16,017	$17,312
Less: Deferred tax benefit	(7,891)	(5,612)	(6,107)
Stock-based compensation expense, net of tax	$28,475	$10,405	$11,205

During 2017, 2016 and 2015, the Company revised its estimates of when some vesting targets are expected to be achieved. The change in management’s estimate during 2017 resulted in an increase of $11,206 in stock-based compensation expense in 2017. The changes in management’s estimates during 2016 or 2015 were not material.
As of December 31, 2017, there was approximately 6,088,000 unvested employee stock options with an unrecognized compensation cost of $62,070 that the Company expects will vest and be expensed through 2022 with a weighted average period of 2.3 years.

This table presents certain information relating to the Company’s stock option plans for 2017, 2016 and 2015:

	Number of Shares	Weighted Avg. Price
Balance as of December 31, 2014	20,461,000	$25.26
Granted	2,005,000	53.34
Exercised	(2,927,000)	21.44
Expired or canceled	(302,000)	28.97
Balance as of December 31, 2015	19,237,000	$28.71
Granted	2,310,000	49.57
Exercised	(1,809,000)	24.82
Expired or canceled	(1,669,000)	30.86
Balance as of December 31, 2016	18,069,000	$31.57
Granted	2,057,000	69.87
Exercised	(2,370,000)	21.22
Expired or canceled	(1,044,000)	33.42
Balance as of December 31, 2017	16,712,000	$37.63

Exercisable as of December 31, 2017	10,624,000	$28.99
Available for future grant as of December 31, 2017	24,108,000

As of December 31, 2016 and 2015, there were 6,692,000 and 8,508,000 shares exercisable, respectively. The expiration dates for options outstanding at December 31, 2017 range from December 16, 2018 to December 12, 2027 with a weighted average remaining contractual life of 6.3 years.
Upon exercise of stock options, the Company will issue new shares of its common shares. The Company does not hold any shares in treasury. The total intrinsic value of options exercised during 2017 and 2016 was $83,628 and $41,607, respectively. The total options exercisable as of December 31, 2017 had an intrinsic value of $455,528. The total options outstanding as of December 31, 2017 had an intrinsic value of $572,024. The total intrinsic value for options outstanding and options exercisable is calculated as the difference between the market value of the Company’s common stock as of

December 31, 2017 and the exercise price of the shares. The market value of the Company’s common stock as of December 31, 2017 was $71.86 as reported by the Nasdaq Stock Market, LLC.
This table summarizes information relating to all options outstanding and exercisable at December 31, 2017:

			Options Outstanding at December 31, 2017			Options Exercisable at December 31, 2017
Range of Exercise Prices (Per Share)			Number of Shares	Weighted Average Exercise Price (Per Share)	Weighted Average Remaining Contractual Life (Years)	Number of Shares	Weighted Average Exercise Price (Per Share)	Weighted Average Remaining Contractual Life (Years)
$14.62	-	15.77	2,178,000	$15.45	3.16	2,178,000	$15.45	3.16
17.65	-	21.05	1,174,000	17.67	2.01	1,174,000	17.67	2.01
22.45	-	23.86	3,432,000	23.19	3.95	3,422,000	23.19	3.96
27.03	-	39.15	1,815,000	33.65	6.09	747,000	33.58	6.09
40.64	-	53.16	4,190,000	45.49	8.54	2,095,000	45.49	8.08
53.34	-	71.12	3,923,000	62.01	9.05	1,008,000	53.39	8.14
			16,712,000			10,624,000

Employee Stock Purchase Plan
The Company has an employee stock purchase plan that provides for offerings of common stock to eligible employees at a price equal to 85 percent of the fair market value of the stock at the end of the stock purchase period, as defined. The Company has reserved 15,600,000 shares for issuance under this plan. At December 31, 2017, 11,962,000 cumulative shares have been issued. There were no material costs incurred by the Company related to the employee stock purchase plan in 2017, 2016 and 2015.
Common Stock Buyback
The Board of Directors, under multiple authorizations, has authorized the purchase of the Company’s common stock on the open market or through private transactions. As of December 31, 2017, the Company had approximately $170,638 of authorization remaining for the purchase of common stock. The following table provides the total number of shares repurchased and the related total costs in 2017, 2016 and 2015:

Year	Total Number of Shares Repurchased	Total Cost
2017	4,403,000	$248,114
2016	6,600,000	294,374
2015	5,951,000	289,587

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
Cash Dividends
On May 24, 2017, the Board of Directors declared a cash dividend of $0.28 per share on the Company’s common stock, which was paid on June 16, 2017, to shareholders of record on June 7, 2017. On December 12, 2017, the Board of Directors declared a cash dividend of $0.30 per share on the Company’s common stock, which was paid on January 8, 2018, to shareholders of record on December 27, 2017.
The cash dividends declared in 2017, 2016 and 2015 were $91,444, $86,657 and $82,478, respectively. The Board of Directors has indicated its intention to declare future cash dividends on a semiannual basis.

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

	Foreign Currency Translation Adjustments	Unrealized Holding Gains (Losses) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2015	$(10,088)	$1,193	$(8,895)

Other comprehensive loss before reclassifications	(14,900)	(1,659)	(16,559)
Amounts reclassified from accumulated other comprehensive loss	—	164	164
Net current-period other comprehensive loss	(14,900)	(1,495)	(16,395)

Balance, December 31, 2015	$(24,988)	$(302)	$(25,290)

Other comprehensive loss before reclassifications	(12,131)	(918)	(13,049)
Amounts reclassified from accumulated other comprehensive loss	—	384	384
Net current-period other comprehensive loss	(12,131)	(534)	(12,665)

Balance, December 31, 2016	$(37,119)	$(836)	$(37,955)

Other comprehensive gain before reclassifications	17,597	190	17,787
Amounts reclassified from accumulated other comprehensive loss	—	260	260
Net current-period other comprehensive gain	17,597	450	18,047

Balance, December 31, 2017	$(19,522)	$(386)	$(19,908)

Note 10 – Employee Benefit Plan
The Company has a tax-qualified defined contribution plan (the Plan). The Plan provides retirement benefits, including provisions for early retirement and disability benefits, as well as a tax-deferred savings feature. After satisfying certain requirements, participants are vested in employer contributions at the time the contributions are made. All Company contributions are discretionary and are made from available profits. The Company contributed $10,929, $9,665 and $9,162 to the Plan in 2017, 2016 and 2015, respectively.

Note 11 – Commitments and Contingencies
The Company leases software, facilities, and data processing equipment under non-cancelable operating leases, some which contain escalation clauses for increased taxes and operating expenses. The Company has entered into maintenance agreements primarily for its data processing equipment. Rent expense, primarily related to user licenses for software, was $32,619, $28,016 and $25,074 in 2017, 2016 and 2015, respectively.

The aggregate noncancellable minimum commitments at December 31, 2017 are:

2018	$10,046
2019	9,427
2020	7,413
2021	7,082
2022 and thereafter	29,171
$63,139

In the ordinary course of business, the Company from time to time enters into contracts containing indemnification obligations of the Company. These obligations may require the Company to make payments to another party upon the occurrence of certain events including the failure by the Company to meet its performance obligations under the contract. These contractual indemnification provisions are often standard contractual terms of the nature customarily found in the type of contracts entered into by the Company. In many cases, there are no stated or notional amounts included in the indemnification provisions. There are no amounts reflected on the Consolidated Balance Sheets as of December 31, 2017 and 2016 related to these indemnifications.
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

Note 12 – Income Taxes
The federal and state and foreign income tax provision is summarized as follows:

Year Ended December 31,	2017	2016	2015
Current
Federal	$154,776	$158,411	$159,774
State	11,645	10,500	7,756
Foreign	8,002	5,137	5,224
	174,423	174,048	172,754
Deferred
Federal	(26,350)	788	(5,343)
State	1,378	(168)	1,414
Foreign	3,199	—	—
	(21,773)	620	(3,929)
Total income taxes	$152,650	$174,668	$168,825

Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues raised may differ materially from the amount accrued. The examination and the resolution process may last longer than one year.
The components of Income before income taxes are summarized as follows:

Year Ended December 31,	2017	2016	2015
Domestic	$523,044	$481,760	$472,384
Foreign	33,995	26,725	28,096
	$557,039	$508,485	$500,480

The effective income tax rate differs from the federal income tax statutory rate due to the following:

Year Ended December 31,	2017	2016	2015
Statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	1.3	1.3	1.6
Foreign tax expense and tax rate differential	(1.1)	(0.8)	(1.2)
Tax benefit from stock option exercises	(3.9)	—	—
Enactment of the Tax Cuts and Jobs Act:
Re-measurement of deferred tax liability	(4.9)	—	—
One-time transition tax on repatriation of foreign earnings and withholding tax	2.6	—	—
Research and development tax credit	(0.9)	(0.8)	(0.6)
Domestic Production Activities Deduction	(0.5)	(0.6)	(0.6)
Settlement of state tax petition	—	—	(0.8)
Other, net	(0.2)	0.2	0.3
	27.4%	34.3%	33.7%

The decrease in the Company's effective income tax rate in 2017 was primarily due to the adoption of ASU 2016-09 and the estimated impact of the Tax Cuts and Jobs Act (Tax Act). As required by ASU 2016-09, the Company no longer records excess tax benefits from stock option exercises as an increase to additional paid in capital, but records such excess tax benefits as a reduction of income tax expense in the reporting period in which the exercises occur.
The Tax Act was enacted on December 22, 2017 and included numerous changes to the current tax law including a permanent reduction in the corporate tax rate from 35.0 percent to 21.0 percent, as well as the imposition of a territorial rather than worldwide system which requires a one-time transition tax on the repatriation of previously deferred foreign earnings. The Company's estimate of the one-time transition tax as of December 31, 2017 was $11,544, of which $915 is expected to be paid within one year and $10,629 is included in Long-term income taxes payable on the accompanying Consolidated Balance Sheet.
Under the Tax Act, the undistributed earnings of the Company’s foreign subsidiaries are deemed repatriated. As a result, the Company has determined that a portion of these earnings are no longer indefinitely reinvested and therefore accrued foreign withholding taxes. The Company's foreign withholding tax was $3,199 and is included in Deferred income taxes on the accompanying Consolidated Balance Sheet as of December 31, 2017.
The impact to the Company's effective tax rate in 2017 from the Tax Act was a combination of a $27,153 tax benefit from the re-measurement of the Company's estimated net deferred tax liability as of December 31, 2017 based upon the new 21.0 percent corporate tax rate offset by expense of $14,743 from the preliminary estimate of the one-time transition tax relating to the impact of the deemed repatriation and withholding tax of the Company's previously undistributed foreign earnings. The net impact to the Company's tax rate in 2017 from the Tax Act was a net tax benefit of $12,410, or $0.08 diluted earnings per share.
The increase in the Company's tax rate for 2016 was primarily due to lower foreign income in jurisdictions with lower effective rates and the one-time reduction in 2015 due to a favorable settlement of a state tax petition.
The SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act and allows the registrant to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. The Company's preliminary estimate of the one-time transition tax and the remeasurement of deferred tax assets and liabilities is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the Tax Act, changes to certain estimates and amounts related to the earnings and profits of certain subsidiaries and the filing of our tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the Tax Act may require further adjustments and changes in estimates. The final determination of the one-time transition tax and the remeasurement of the Company's deferred assets and liabilities will be completed as additional information becomes available, but no later than one year from the enactment of the 2017 Tax Act in accordance with SAB 118.

Deferred income taxes for 2017, 2016 and 2015 reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Significant components of our deferred tax assets and liabilities at December 31, 2017 and 2016 are as follows:

	2017	2016
Deferred Tax Assets:
Stock-based compensation expense	$24,725	$33,459
Foreign and state net operating loss carryforward	71,236	20,049
Basis differences in investments	4,191	6,165
Federal benefit of state tax deduction for uncertain tax positions	1,918	3,647
Revenue and expense recognized in different periods for financial reporting and income tax purposes	2,631	5,022
Other assets	273	813
Total deferred income tax assets	104,974	69,155
Less: valuation allowance	(68,469)	(17,922)
Net deferred income tax assets	$36,505	$51,233

Deferred Tax Liabilities:
Capitalized software currently deductible for tax purposes, net of amortization	$(70,575)	$(107,897)
Difference in financial reporting and income tax depreciation methods	(3,182)	(5,190)
Difference between book and tax basis of other assets	(3,549)	(4,597)
Goodwill and other intangibles	(1,001)	—
Foreign Dividend Withholding Tax	(3,199)	—
Other liabilities	(704)	(1,115)
Total deferred income tax liabilities	$(82,210)	$(118,799)
Net deferred income tax liabilities	$(45,705)	$(67,566)

The valuation allowances against deferred tax assets at December 31, 2017 and 2016 are related to state net operating losses from certain domestic subsidiaries as well as foreign net operating losses from certain foreign subsidiaries. Certain state and foreign tax statutes significantly limit the utilization of net operating losses for domestic and foreign subsidiaries. Furthermore, these net operating losses cannot be used to offset the net income of other subsidiaries.
The Company recognizes uncertain tax positions in accordance with the applicable accounting guidance and adjusts these liabilities when management’s judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. The Company’s total unrecognized tax benefit, not including interest and penalties, as of December 31, 2017 was $14,480, of which $13,737 would affect the effective tax rate if the Company were to recognize the tax benefit. The gross amount of uncertain tax liability of $3,275 which is expected to be paid within one year is netted against the current payable account while the remaining amount of $12,380 is included in Other long-term liabilities on the accompanying Consolidated Balance Sheets. During the year ended December 31, 2017, the Company recognized $5,846 of previously unrecognized tax benefits relating to the lapse of the statute of limitation.
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

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

	2017	2016	2015
Balance as of January 1	$17,287	$14,517	$14,018
Tax positions related to current year:
Gross additions	3,180	3,756	1,954
Tax positions related to prior years:
Gross additions	211	1,762	297
Settlements	(352)	(378)	—
Lapses on statute of limitations	(5,846)	(2,370)	(1,752)
Balance as of December 31	$14,480	$17,287	$14,517

The above reconciliation of the gross unrecognized tax benefit will differ from the amount which would affect the effective tax rate because of the recognition of the federal and state tax benefits.
The Company classifies all interest and penalties as income tax expense. The Company has recorded $1,175, $1,227 and $1,391 in liabilities for tax-related interest and penalties in 2017, 2016 and 2015, respectively.
The Company estimates it will recognize $3,275 of unrecognized tax benefits within the next twelve months due to lapses on the statute of limitation.
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
Note 13 – Business Segment Information
The Company’s reportable business segments are:
Private Banks – provides outsourced investment processing and investment management platforms to banks and trust institutions, independent wealth advisers and financial advisors worldwide;
Investment Advisors – provides investment management and investment processing platforms to affluent investors through a network of independent registered investment advisors, financial planners and other investment professionals in the United States;
Institutional Investors – provides investment management and administrative outsourcing platforms to retirement plan sponsors, healthcare systems and not-for-profit organizations worldwide;
Investment Managers – provides investment operations outsourcing platforms to fund companies, banking institutions and both traditional and non-traditional investment managers worldwide; and
Investments in New Businesses – focuses on providing investment management programs to ultra-high-net-worth families residing in the United States; developing internet-based investment services and advice platforms; entering new markets; and conducting other research and development activities.
In 2017, 2016 and 2015, no single customer accounted for more than ten percent of revenues in any business segment.

The following tables highlight certain financial information about each of the Company’s business segments for the years ended December 31, 2017, 2016 and 2015:

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Year Ended December 31, 2017
Revenues	$474,272	$373,473	$322,457	$349,444	$6,906	$1,526,552
Expenses	455,119	201,833	161,640	226,504	20,678	1,065,774
Operating profit (loss)	$19,153	$171,640	$160,817	$122,940	$(13,772)	$460,778

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Year Ended December 31, 2016
Revenues	$457,886	$330,677	$312,584	$294,390	$6,008	$1,401,545
Expenses	421,188	180,140	153,117	191,127	20,962	966,534
Operating profit (loss)	$36,698	$150,537	$159,467	$103,263	$(14,954)	$435,011
Gain on sale of subsidiary	2,791	—	—	—	—	2,791
Total profit (loss)	$39,489	$150,537	$159,467	$103,263	$(14,954)	$437,802

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Year Ended December 31, 2015
Revenues	$456,516	$306,620	$297,568	$267,963	$5,541	$1,334,208
Expenses	410,975	171,968	145,851	172,094	20,656	921,544
Operating profit (loss)	$45,541	$134,652	$151,717	$95,869	$(15,115)	$412,664
Gain on sale of subsidiary	2,791	—	—	—	—	2,791
Total profit (loss)	$48,332	$134,652	$151,717	$95,869	$(15,115)	$415,455

A reconciliation of the total reported for the business segments to income from operations in the Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015 is as follows:

Year Ended December 31,	2017	2016	2015
Total operating profit from segments above	$460,778	$435,011	$412,664
Corporate overhead expenses	(63,834)	(59,317)	(54,451)
Income from operations	$396,944	$375,694	$358,213

The following tables provide additional information for the years ended December 31, 2017, 2016 and 2015 pertaining to our business segments:

	Capital Expenditures (1)			Depreciation
Year Ended December 31,	2017	2016	2015	2017	2016	2015
Private Banks	$47,526	$45,940	$41,972	$16,479	$13,222	$12,348
Investment Advisors	17,450	17,610	13,206	3,364	3,880	3,410
Institutional Investors	4,020	4,319	5,301	1,121	1,367	1,200
Investment Managers	15,863	11,209	10,119	4,698	4,877	4,040
Investments in New Businesses	546	726	736	826	2,197	2,278
Total from business segments	$85,405	$79,804	$71,334	$26,488	$25,543	$23,276
Corporate Overhead	1,163	1,985	2,547	823	897	768
	$86,568	$81,789	$73,881	$27,311	$26,440	$24,044
(1) Capital expenditures include additions to property and equipment and capitalized software.

	Amortization
Year Ended December 31,	2017	2016	2015
Private Banks	$32,696	$31,675	$29,819
Investment Advisors	10,930	10,458	9,880
Institutional Investors	1,599	1,674	1,558
Investment Managers	2,593	1,092	1,029
Investments in New Businesses	239	146	116
Total from business segments	$48,057	$45,045	$42,402
Corporate Overhead	218	347	228
	$48,275	$45,392	$42,630

	Total Assets
	2017	2016
Private Banks	$523,214	$471,435
Investment Advisors	139,697	160,717
Institutional Investors	117,286	109,879
Investment Managers	278,540	158,621
Investments in New Businesses	19,269	4,910
Total from business segments	$1,078,006	$905,562
Corporate Overhead (2)	775,363	731,261
	$1,853,369	$1,636,823

(2) Unallocated assets primarily consist of cash and cash equivalents, marketable securities, and certain other shared services assets.
The following table presents revenues based on the location of the use of the products or services:

For the Year Ended December 31,	2017	2016	2015
United States	$1,298,381	$1,191,640	$1,123,165
International operations	228,171	209,905	211,043
	$1,526,552	$1,401,545	$1,334,208
The following table presents assets based on their location:

	2017	2016
United States	$1,471,260	$1,317,235
International operations	382,109	319,588
	$1,853,369	$1,636,823

Note 14 – Related Party Transactions
The Company, either by itself or through its wholly-owned subsidiaries, serves as the sponsor, administrator, investment advisor, distributor and shareholder servicer for SEI-sponsored investment products. These investment products are offered to clients of the Company and its subsidiaries. Fees earned by the Company for the related services are recognized pursuant to the provisions of investment advisory, fund administration, distribution, and shareholder services agreements directly with the investment products. These fees totaled $453,438, $431,318 and $426,301 in 2017, 2016 and 2015, respectively, and are reflected in Asset management, administration and distribution fees on the accompanying Consolidated Statements of Operations. The Company also serves as an introducing broker-dealer for securities transactions of SEI-sponsored investment products. The Company recognized $1,216, $561 and $365 in commissions during 2017, 2016 and 2015, respectively. These fees are reflected in Transaction-based and trade execution fees on the accompanying Consolidated Statements of Operations.
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

Note 16 – Business Acquisitions
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
Under the acquisition method of accounting, the total purchase price was allocated to Archway's net tangible and intangible assets based upon their estimated fair values as of July 3, 2017. The total purchase price for Archway was $81,635 in cash consideration with up to an additional $8,000 payable to the seller as a contingent purchase price with respect to two one-year periods ending December 31, 2017 and 2018 depending upon whether Archway achieves specified financial measures during such periods. The fair value of the contingent consideration was estimated to be $4,800 on the acquisition date. Archway did not attain the specified financial measure for the period ended December 31, 2017. As a result, as of December 31, 2017, the Company reversed the value allocated to the contingent consideration established at the acquisition date. Additionally, the Company recognized a liability for post-acquisition obligations to the members of Archway. The net adjustment of $3,800 was recorded as a reduction in expense and is reflected in Facilities, supplies and other costs on the accompanying Consolidated Statement of Operations.
The Company acquired $1,401 in cash during the acquisition, resulting in $80,234 net cash paid for Archway. According to the terms of the purchase agreement, a portion of the purchase price was placed into escrow to indemnify the Company of any pre-acquisition damages. As of December 31, 2017, the balance available in escrow was $8,000.
The purchase price allocation is as follows:

	Estimated Fair Value	Estimated Useful Life
Current assets, net of current liabilities	$2,539
Property and equipment	776
Goodwill	52,990
Identifiable intangible assets
Acquired technology	13,510	10 years
Client relationships	10,760	15 years
Non-competition agreements	3,470	5 years
Trade names	2,390	7 years
Contingent consideration	(4,800)
Total purchase price allocation	$81,635

The results of operations of Archway and any adjustments related to the acquisition are included in the Investment Managers business segment and are reflected in the Company's Consolidated Statement of Operations since the completion of the acquisition on July 3, 2017.
All tangible and intangible assets resulting from the Archway transaction have been allocated to the Investment Managers business segment. Amortization expense related to the intangible assets acquired was $1,552 during the period ended December 31, 2017. The Company currently expects to recognize approximately $3,104 in amortization expense related to the intangible assets each year from 2018 through 2021 and $2,757 in expense in 2022. Any goodwill generated from the acquisition is fully deductible for income tax purposes.

Pro forma information has not been presented because the effect of the Archway acquisition is not material to the Company's consolidated financial results.

Note 17 – Quarterly Financial Data (Unaudited)

	For the Three Months Ended
2017	March 31	June 30	September 30	December 31(1)
Revenues	$359,984	$372,331	$386,018	$408,219
Income before income taxes	$128,660	$135,158	$140,769	$152,452
Net income	$88,737	$91,769	$101,739	$122,144
Basic earnings per share	$0.56	$0.58	$0.64	$0.78
Diluted earnings per share (2)	$0.55	$0.57	$0.63	$0.75

Effective income tax rate	31.0%	32.1%	27.7%	19.9%
(1) During the fourth quarter 2017, the Company recognized an estimated net tax benefit of $12,410, or $0.08 diluted earnings per share, resulting from the impacts of the enactment of the Tax Act on December 22, 2017 (See Note 12).
(2) The sum of the individual quarterly earnings per share amounts may not agree with the annual earnings per share amount as each quarterly computation is based on the weighted average number of shares outstanding during that period.

	For the Three Months Ended
2016	March 31	June 30	September 30	December 31(3)
Revenues	$334,263	$343,831	$354,641	$368,810
Income before income taxes	$119,638	$124,904	$130,890	$133,053
Net income	$77,497	$81,005	$86,704	$88,611
Basic earnings per share	$0.48	$0.50	$0.54	$0.55
Diluted earnings per share (2)	$0.47	$0.49	$0.53	$0.55

Effective income tax rate	35.2%	35.2%	33.8%	33.4%
(3) During the fourth quarter 2016, the Company recognized a performance fee of $12,286 and a corresponding sub-advisory expense of $6,143 associated with an SEI-sponsored investment product. These items resulted in an after-tax net profit of $4,091, or $0.03 diluted earnings per share.

Schedule II - Valuation and Qualifying Accounts and Reserves	SEI Investments Company
(In thousands)	and Subsidiaries

Year Ended December 31,		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	(Deductions)	Balance at End of Year
Allowance for doubtful accounts:
2017	$523	$172	$—	$—	$695
2016	649	—	—	(126)	523
2015	784	—	—	(135)	649
Deferred income tax valuation allowance:
2017 (1)	$17,922	$—	$50,547	$—	$68,469
2016	14,548	—	3,374	—	17,922
2015	16,509	(1,142)	(819)	—	14,548
(1) Additions to deferred income tax valuation allowance in 2017 reflect the Pennsylvania state tax law change in October 2017 regarding the use of net operating losses.

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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2017.
The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ALFRED P. WEST, JR., 75, has been the Chairman of the Board of Directors and Chief Executive Officer of the Company since its inception in 1968. Mr. West was President from June 1979 to August 1990.
KEVIN P. BARR, 52, has been an employee of the Company since May 2000. Mr. Barr has been an Executive Vice President since May 2008.
ROBERT F. CRUDUP, 70, has been an employee of the Company since 1987. Mr. Crudup has been an Executive Vice President since January 2001.
KATHY C. HEILIG, 59, has been an employee of the Company since November 1987. Ms. Heilig has been Chief Accounting Officer and Controller since May 1999. Ms. Heilig was Treasurer from May 1997 to May 2005.
N. JEFFREY KLAUDER, 65, has been Executive Vice President and General Counsel of the Company since August 2004. Prior to August 2004, Mr. Klauder was a partner of Morgan Lewis & Bockius, LLP, a law firm.
PAUL F. KLAUDER, 50, has been an employee of the Company since May 1993. Mr. Klauder has been an Executive Vice President since February 2016 and a Senior Vice President since May 2004.
DENNIS J. MCGONIGLE, 57, has been an employee of the Company since August 1985. Mr. McGonigle has been the Chief Financial Officer since December 2002 and an Executive Vice President since July 1996 and a Senior Vice President since May 1995.
STEPHEN G. MEYER, 53, has been an employee of the Company since November 1992. Mr. Meyer has been an Executive Vice President since December 2006 and a Senior Vice President since December 2005.
JOSEPH P. UJOBAI, 56, has been an employee of the Company since May 1998. Mr. Ujobai has been an Executive Vice President since May 2003 and a Senior Vice President since January 2001.
WAYNE M. WITHROW, 62, has been an employee of the Company since January 1990. Mr. Withrow has been an Executive Vice President since March 2000 and a Senior Vice President since January 1994. Mr. Withrow was Chief Information Officer from March 2000 to May 2002.
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
The following table provides information regarding the aggregate number of securities to be issued under all of our equity compensation plans upon exercise of outstanding options, warrants, and other rights and their weighted-average exercise price as of December 31, 2017. Material features of each of the plans reflected in the table are described below.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted –average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	16,712,177	$37.63	24,107,806
Equity compensation plans not approved by security holders	—	—	—
Total	16,712,177	$37.63	24,107,806
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
As of December 31, 2017, options to acquire 16,712,177 shares were outstanding under the 2014 Plan, out of a total of 46,934,334 shares of common stock reserved for issuance under the 2014 Plan. The 2014 Plan authorizes the issuance of an additional 30,000,000 new shares of common stock. This is in addition to 16,235,712 shares of common stock which were subject to outstanding grants under the 2007 Plan as of the Effective Date and 698,622 shares of common stock which remained available for issuance or transfer under the 2007 Plan but not subject to previously exercised, vested or paid grants as of the Effective Date. A total of 24,107,806 shares of common stock remain available for issuance under the 2014 Plan for future grants.
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

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets — December 31, 2017 and 2016
Consolidated Statements of Operations — For the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Comprehensive Income — For the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Changes in Equity — For the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Cash Flows — For the years ended December 31, 2017, 2016 and 2015
Notes to Consolidated Financial Statements
Schedule II - Valuation and Qualifying Accounts and Reserves — For the years ended December 31, 2017, 2016 and 2015
All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.
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

SEI INVESTMENTS COMPANY

Date:	February 22, 2018	By:	/s/ Dennis J. McGonigle
Dennis J. McGonigle
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on dates indicated.

Date:	February 22, 2018	By:	/s/ Alfred P. West, Jr.
Alfred P. West, Jr.
Chairman of the Board, Chief Executive Officer, and
Director

Date:	February 22, 2018	By:	/s/ Carmen V. Romeo
Carmen V. Romeo
Director

Date:	February 22, 2018	By:	/s/ William M. Doran
William M. Doran
Director

Date:	February 22, 2018	By:	/s/ Kathryn M. McCarthy
Kathryn M. McCarthy
Director

Date:	February 22, 2018	By:	/s/ Sarah W. Blumenstein
Sarah W. Blumenstein
Director

Date:	February 22, 2018	By:	/s/ Carl A. Guarino
Carl A. Guarino
Director

EXHIBIT INDEX
The following is a list of exhibits filed as part of this annual report on Form 10-K. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

3.1	(P)
Articles of Incorporation of the Registrant as amended on January 21, 1983. (Incorporated by reference to exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1982.)

3.1.2	(P)
Amendment to Articles of Incorporation of the Registrant, dated May 21, 1992. (Incorporated by reference to exhibit 3.1.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992.)

3.1.3	(P)
Amendment to Articles of Incorporation of the Registrant, dated May 26, 1994. (Incorporated by reference to exhibit 3.1.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

3.1.4	(P)
Amendment to Articles of Incorporation of the Registrant, dated November 21, 1996. (Incorporated by reference to exhibit 3.1.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

3.1.5
Amendment to Articles of Incorporation of the Registrant, dated February 14, 2001. (Incorporated by reference to exhibit 3.1.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

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
4.2
Statement with Respect to Shares of a Domestic Corporation amending the designations of Series A Junior Participating Preferred Shares as a series of the Series Preferred Stock of the Company, dated January 6, 2009. (Incorporated by reference to exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated January 6, 2009.)

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

99.7
Financial Statements of LSV Asset Management dated December 31, 2016 and 2015. (Incorporated by reference to exhibit 99.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.)

99.8	*	Financial Statements of LSV Asset Management dated December 31, 2017 and 2016.
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith as an exhibit to this Annual Report on Form 10-K.
(P)	Paper exhibit.