Form 10-Q
period 2018-03-31
SEI INVESTMENTS CO
filed 2018-04-26
CIK 350894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q
________________________________________

(Mark One)*

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of April 19, 2018 was 158,084,303.

1 of 38

PART I.        FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements.

SEI Investments Company
Consolidated Balance Sheets
(unaudited)
(In thousands, except par value)

	March 31, 2018	December 31, 2017
Assets
Current Assets:
Cash and cash equivalents	$748,299	$744,247
Restricted cash	3,507	3,505
Receivables from investment products	54,909	56,666
Receivables, net of allowance for doubtful accounts of $788 and $695	308,270	282,706
Securities owned	21,600	21,526
Other current assets	34,722	31,158
Total Current Assets	1,171,307	1,139,808
Property and Equipment, net of accumulated depreciation of $317,245 and $309,955	145,280	146,428
Capitalized Software, net of accumulated amortization of $361,065 and $350,045	312,272	310,405
Investments Available for Sale	83,089	87,983
Investments in Affiliated Funds, at fair value	5,534	6,034
Investment in Unconsolidated Affiliate	54,482	59,492
Goodwill	52,990	52,990
Intangible Assets, net of accumulated amortization of $2,328 and $1,552	27,802	28,578
Deferred Contract Costs	19,875	—
Deferred Income Taxes	2,740	2,767
Other Assets, net	18,334	18,884
Total Assets	$1,893,705	$1,853,369
The accompanying notes are an integral part of these consolidated financial statements.

2 of 38

SEI Investments Company
Consolidated Balance Sheets
(unaudited)
(In thousands, except par value)

	March 31, 2018	December 31, 2017
Liabilities and Equity
Current Liabilities:
Accounts payable	$8,463	$5,268
Accrued liabilities	168,618	265,058
Deferred revenue	4,998	4,723
Total Current Liabilities	182,079	275,049
Borrowings Under Revolving Credit Facility	20,000	30,000
Long-term Income Taxes Payable	10,629	10,629
Deferred Income Taxes	54,384	48,472
Other Long-term Liabilities	12,959	12,380
Total Liabilities	280,051	376,530
Commitments and Contingencies
Shareholders' Equity:
Common stock, $.01 par value, 750,000 shares authorized; 157,990 and 157,069 shares issued and outstanding	1,580	1,571
Capital in excess of par value	1,085,312	1,027,709
Retained earnings	544,923	467,467
Accumulated other comprehensive loss, net	(18,161)	(19,908)
Total Shareholders' Equity	1,613,654	1,476,839
Total Liabilities and Shareholders' Equity	$1,893,705	$1,853,369
The accompanying notes are an integral part of these consolidated financial statements.

3 of 38

SEI Investments Company
Consolidated Statements of Operations
(unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Revenues:
Asset management, administration and distribution fees	$316,209	$279,461
Information processing and software servicing fees	89,389	80,523
Total revenues	405,598	359,984
Expenses:
Subadvisory, distribution and other asset management costs	45,205	43,152
Software royalties and other information processing costs	8,718	11,971
Compensation, benefits and other personnel	124,277	108,943
Stock-based compensation	5,195	6,180
Consulting, outsourcing and professional fees	48,707	43,149
Data processing and computer related	20,591	18,325
Facilities, supplies and other costs	17,613	15,925
Amortization	11,854	12,022
Depreciation	7,122	6,800
Total expenses	289,282	266,467
Income from operations	116,316	93,517
Net (loss) gain from investments	(410)	347
Interest and dividend income	2,502	1,343
Interest expense	(257)	(112)
Equity in earnings of unconsolidated affiliate	40,607	33,565
Income before income taxes	158,758	128,660
Income taxes	18,920	39,923
Net income	$139,838	$88,737
Basic earnings per common share	$0.89	$0.56
Shares used to compute basic earnings per share	157,434	159,091
Diluted earnings per common share	$0.86	$0.55
Shares used to compute diluted earnings per share	163,424	162,742
The accompanying notes are an integral part of these consolidated financial statements.

4 of 38

SEI Investments Company
Consolidated Statements of Comprehensive Income
(unaudited)
(In thousands)

	Three Months Ended March 31,
	2018		2017
Net income		$139,838		$88,737
Other comprehensive gain (loss), net of tax:
Foreign currency translation adjustments		3,377		2,488
Unrealized loss on investments:
Unrealized losses during the period, net of income taxes of $424 and $19	(1,357)		(24)
Less: reclassification adjustment for gains realized in net income, net of income taxes of $(15) and $10	(273)	(1,630)	(22)	(46)
Total other comprehensive gain, net of tax		1,747		2,442
Comprehensive income		$141,585		$91,179
The accompanying notes are an integral part of these consolidated financial statements.

5 of 38

SEI Investments Company
Consolidated Condensed Statements of Cash Flows
(unaudited)
(In thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$139,838	$88,737
Adjustments to reconcile net income to net cash provided by operating activities (See Note 1)	(35,664)	(15,725)
Net cash provided by operating activities	104,174	73,012
Cash flows from investing activities:
Additions to property and equipment	(5,611)	(3,205)
Additions to capitalized software	(12,887)	(16,861)
Purchases of marketable securities	(15,466)	(20,445)
Prepayments and maturities of marketable securities	18,588	15,166
Net cash used in investing activities	(15,376)	(25,345)
Cash flows from financing activities:
Repayments under revolving credit facility	(10,000)	—
Purchase and retirement of common stock	(87,995)	(56,553)
Proceeds from issuance of common stock	57,889	16,847
Payment of dividends	(47,179)	(44,597)
Net cash used in financing activities	(87,285)	(84,303)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,541	2,307
Net increase (decrease) in cash, cash equivalents and restricted cash	4,054	(34,329)
Cash, cash equivalents and restricted cash, beginning of period	747,752	699,201
Cash, cash equivalents and restricted cash, end of period	$751,806	$664,872
The accompanying notes are an integral part of these consolidated financial statements.

6 of 38

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
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain financial information and accompanying note disclosure normally included in the Company’s Annual Report on Form 10-K have been condensed or omitted. The interim financial information is unaudited but reflects all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position of the Company as of March 31, 2018, the results of operations for the three months ended March 31, 2018 and 2017, and cash flows for the three-month periods ended March 31, 2018 and 2017. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
The Company adopted the requirements of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (Accounting Standards Codification (ASC) 606 (ASC 606)) using the modified retrospective method during the three months ended March 31, 2018. As a result of the adoption of ASC 606, the Company recorded a cumulative effect adjustment of $14,402 to retained earnings as of January 1, 2018. Prior period information has not been restated (see following caption "Revenue Recognition"). The Company also adopted ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (see Note 6) and ASU No. 2016-18, Statement of Cash Flows, Restricted Cash (Topic 230) (see following caption "Statements of Cash Flows"). All amounts and disclosures set forth in this Form 10-Q have been updated to comply with the new standards.
Revenue Recognition
Revenue is recognized when the transfer of control of promised goods or services under the terms of a contract with customers are satisfied in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those promised goods or services. Certain portions of the Company’s revenues involve a third party in providing goods or services to its customers. In such circumstances, the Company must determine whether the nature of its promise to the customer is to provide the underlying goods or services (the Company is the principal in the transaction and reports the transaction gross) or to arrange for a third party to provide the underlying goods or services (the entity is the agent in the transaction and reports the transaction net).
ASC 606 did not change the accounting for the majority of the Company’s revenue arrangements and did not have a material impact to the Company’s consolidated financial statements. The following is a summary of the impact from the adoption of ASC 606:

7 of 38

•The majority of the Company’s services are bundled together, and provided and completed for the client on a monthly basis. For these revenue arrangements, the Company will continue to recognize revenue on a monthly basis as the client consumes the benefits continuously over time. The timing and recognition of revenues from these arrangements did not change.
•Contracts with new clients or with existing clients for new services generally include implementation fees. These fees are recognized in Information processing and software servicing fees when in connection with investment processing platforms and are recognized in Asset management, administration and distribution fees when in connection with investment operations platforms. The Company concluded that most of the current arrangements for implementation services are a distinct and separate performance obligation from the monthly recurring services. The timing and recognition of fees for most of these arrangements have not changed. However, each new revenue arrangement for implementation fees is analyzed to determine whether or not it is a distinct performance obligation. Implementation fees determined not to be a distinct performance obligation would be required to be recognized over the expected life of the client relationship along with the costs relating directly to satisfying such performance obligation. The Company will evaluate each contract in accordance with the requirements of ASC 606.
•Research services provided by SIDCO, the Company’s broker-dealer subsidiary, to customers in soft-dollar arrangements were determined to be a separate performance obligation. Research services provided by a broker-dealer may be internally generated or provided by a third party and paid directly by the broker-dealer on the customer’s behalf. It was determined that SIDCO is considered an agent since it does not control the research services before they are transferred to the customer. Therefore, fees received for research services should be recorded in revenues net of amounts paid for the soft dollar arrangement. These amounts paid by the Company were previously recorded gross as an expense and, beginning January 1, 2018, are recorded net of any revenue recognized. The amounts related to soft dollar arrangements during the three months ended March 31, 2018 and 2017 were $3,730 and $4,073, respectively.
•Incremental contract acquisition costs related to information processing contracts in the Private Banks segment and investment operations contracts in the Investment Managers segment will be deferred and recognized over the expected client life. These costs primarily consist of sales compensation payments to the Company's sales personnel. As a result, incremental contract acquisition costs are capitalized and subsequently amortized. The Company recorded a cumulative effect adjustment to retained earnings associated with the capitalization of contract costs. For the Company's other sales compensation payments, the Company either applies the practical expedient permitting the expensing of costs to obtain a contract when the expected amortization period is one year or less or there are no contract acquisition costs required to be deferred under the requirements of ASC 606.
Cash and Cash Equivalents
Cash and cash equivalents includes $341,413 and $401,292 at March 31, 2018 and December 31, 2017, respectively, primarily invested in SEI-sponsored open-ended money market mutual funds. The SEI-sponsored mutual funds are Level 1 assets.
Restricted Cash
Restricted cash includes $3,000 at March 31, 2018 and December 31, 2017 segregated for regulatory purposes related to trade-execution services conducted by SEI Investments (Europe) Limited. Restricted cash also includes $507 and $505 at March 31, 2018 and December 31, 2017, respectively, segregated in special reserve accounts for the benefit of customers of the Company’s broker-dealer subsidiary, SEI Investments Distribution Co. (SIDCO), in accordance with certain rules established by the Securities and Exchange Commission (SEC) for broker-dealers.
Capitalized Software
The Company capitalized $12,887 and $16,861 of software development costs during the three months ended March 31, 2018 and 2017, respectively. The Company's software development costs primarily relate to the continued development of the SEI Wealth PlatformSM (the Platform). The Company capitalized $12,042 and $15,178 of software development costs for significant enhancements to the Platform during the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, the net book value of the Platform was $287,530. The net book value includes $33,237 of capitalized software development costs in-progress associated with future releases. The Platform has a weighted average remaining life of 8.4 years. Amortization expense for the Platform was $9,719 and $11,972 during the three months ended March 31, 2018 and 2017, respectively.
The Company also capitalized $845 and $1,683 of software development costs during the three months ended March 31, 2018 and 2017, respectively, related to an application for the Investment Managers segment. The application was placed into service during the first quarter 2018 with an estimated useful life of 5 years. The net book value of the application at March 31, 2018 was $24,742. Amortization expense for the application was $1,301 during the three months ended March 31, 2018.

8 of 38

Earnings per Share
The calculations of basic and diluted earnings per share for the three months ended March 31, 2018 and 2017 are:

	Three Months Ended March 31,
	2018	2017
Net income	$139,838	$88,737
Shares used to compute basic earnings per common share	157,434,000	159,091,000
Dilutive effect of stock options	5,990,000	3,651,000
Shares used to compute diluted earnings per common share	163,424,000	162,742,000
Basic earnings per common share	$0.89	$0.56
Diluted earnings per common share	$0.86	$0.55

During the three months ended March 31, 2018 and 2017, employee stock options to purchase 6,054,000 and 11,279,000 shares of common stock with an average exercise price of $52.73 and $37.70, respectively, were outstanding but not included in the computation of diluted earnings per common share. These options for the three month periods were not included in the computation of diluted earnings per common share because either the performance conditions have not been satisfied or would have been satisfied if the reporting date was the end of the contingency period or the option’s exercise price was greater than the average market price of the Company’s common stock and the effect on diluted earnings per common share would have been anti-dilutive.
Reclassifications
Certain prior year amounts have been reclassified to conform to current year presentation.
New Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (ASU 2016-02) requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model. Lessors will continue to classify leases as operating, direct financing or sales-type leases. The updated standard is effective for the Company beginning in the first quarter of 2019. Early adoption is permitted. While the Company is not yet in a position to assess the full impact of the adoption of ASU 2016-02 on its consolidated financial statements and related disclosures, the Company is currently in the process of cataloging existing lease agreements and evaluating the transition method to be elected.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13) which requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. ASU 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. ASU 2016-13 becomes effective for the Company during the first quarter of 2020. Early adoption is permitted. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.
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
The Company adopted ASU No. 2016-18, Statement of Cash Flows, Restricted Cash (Topic 230) (ASU 2016-18) on January 1, 2018 which requires that a statement of cash flows explain the change during the period for the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The prior period was retrospectively adjusted to conform to the current period’s presentation. There was no impact to net cash flows for the three months ended March 31, 2017 as a result of including restricted cash with cash and cash equivalents when reconciling the

9 of 38

beginning-of-period and end-of-period total amounts presented on the accompanying Consolidated Condensed Statement of Cash Flows in accordance with ASU 2016-18.
The following table provides the details of the adjustments to reconcile net income to net cash provided by operating activities for the three months ended March 31:

	2018	2017
Net income	$139,838	$88,737
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,122	6,800
Amortization	11,854	12,022
Equity in earnings of unconsolidated affiliate	(40,607)	(33,565)
Distributions received from unconsolidated affiliate	45,617	35,265
Stock-based compensation	5,195	6,180
Provision for losses on receivables	93	(5)
Deferred income tax expense	2,083	877
Net gain from investments	410	(347)
Change in other long-term liabilities	579	965
Change in other assets	290	(849)
Other	(784)	56
Change in current assets and liabilities
Decrease (increase) in
Receivables from investment products	1,757	10,308
Receivables	(25,657)	(24,243)
Other current assets	(3,564)	(2,298)
Increase (decrease) in
Accounts payable	3,195	1,406
Accrued liabilities	(43,522)	(27,754)
Deferred revenue	275	(543)
Total adjustments	(35,664)	(15,725)
Net cash provided by operating activities	$104,174	$73,012

Note 2.	Investment in Unconsolidated Affiliate
LSV Asset Management
The Company has an investment in LSV Asset Management (LSV), a registered investment advisor that provides investment advisory services primarily to institutions, including pension plans and investment companies. LSV is currently an investment sub-advisor for a limited number of SEI-sponsored investment products. The Company accounts for its interest in LSV using the equity method because of its less than 50 percent ownership. The Company’s interest in the net assets of LSV is reflected in Investment in unconsolidated affiliate on the accompanying Consolidated Balance Sheets and its interest in the earnings of LSV is reflected in Equity in earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Operations.
At March 31, 2018, the Company’s total investment in LSV was $54,482. The Company receives partnership distributions from LSV on a quarterly basis. The Company received partnership distributions from LSV of $45,617 and $35,265 in the three months ended March 31, 2018 and 2017, respectively. As such, the Company considers these distribution payments as returns on investment rather than returns of the Company's original investment in LSV and has therefore classified the associated cash inflows as an operating activity on the Consolidated Statements of Cash Flows.
The Company’s proportionate share in the earnings of LSV was $40,607 and $33,565 during the three months ended March 31, 2018 and 2017, respectively.

10 of 38

These tables contain condensed financial information of LSV:

Condensed Statement of Operations	Three Months Ended March 31,
	2018	2017
Revenues	$131,718	$109,953
Net income	104,406	86,215

Condensed Balance Sheets	March 31, 2018	December 31, 2017
Current assets	$143,922	$155,239
Non-current assets	1,444	1,407
Total assets	$145,366	$156,646

Current liabilities	$47,641	$46,486
Partners’ capital	97,725	110,160
Total liabilities and partners’ capital	$145,366	$156,646

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
The Company is a party to expense limitation agreements with certain SEI-sponsored money market funds subject to Rule 2a-7 of the Investment Company Act of 1940 which establish a maximum level of ordinary operating expenses incurred by the fund in any fiscal year including, but not limited to, fees of the administrator or its affiliates. Under the terms of these agreements, the Company waived $6,654 and $7,072 in fees during the three months ended March 31, 2018 and 2017, respectively.

Note 4.	Composition of Certain Financial Statement Captions
Receivables
Receivables on the accompanying Consolidated Balance Sheets consist of:

	March 31, 2018	December 31, 2017
Trade receivables	$72,764	$76,760
Fees earned, not billed	220,414	194,331
Other receivables	15,880	12,310
	309,058	283,401
Less: Allowance for doubtful accounts	(788)	(695)
	$308,270	$282,706

Fees earned, not billed represents receivables earned but unbilled and results from timing differences between services provided and contractual billing schedules. These billing schedules generally provide for fees to be billed on a quarterly basis.

11 of 38

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
Property and Equipment
Property and Equipment on the accompanying Consolidated Balance Sheets consists of:

	March 31, 2018	December 31, 2017
Buildings	$154,007	$153,961
Equipment	118,823	115,546
Land	10,557	10,030
Purchased software	136,226	134,610
Furniture and fixtures	18,320	18,114
Leasehold improvements	18,851	18,017
Construction in progress	5,741	6,105
	462,525	456,383
Less: Accumulated depreciation	(317,245)	(309,955)
Property and Equipment, net	$145,280	$146,428

The Company recognized $7,122 and $6,800 in depreciation expense related to property and equipment for the three months ended March 31, 2018 and 2017, respectively.
Accrued Liabilities
Accrued liabilities on the accompanying Consolidated Balance Sheets consist of:

	March 31, 2018	December 31, 2017
Accrued employee compensation	$28,714	$88,960
Accrued consulting, outsourcing and professional fees	35,682	29,658
Accrued sub-advisory, distribution and other asset management fees	39,680	42,365
Accrued dividend payable	—	47,179
Accrued income taxes	19,282	5,583
Other accrued liabilities	45,260	51,313
Total accrued liabilities	$168,618	$265,058

Note 5.    Fair Value Measurements
The fair value of the Company’s financial assets and liabilities, except for the Company's investment funds sponsored by LSV, is determined in accordance with the fair value hierarchy. The fair value of the Company’s Level 1 financial assets consist mainly of investments in open-ended mutual funds that are quoted daily. Level 2 financial assets consist of Government National Mortgage Association (GNMA) mortgage-backed securities held by the Company's wholly-owned limited purpose federal thrift subsidiary, SEI Private Trust Company (SPTC), Federal Home Loan Bank (FHLB) and other U.S. government agency short-term notes held by SIDCO. The financial assets held by SIDCO were purchased as part of a cash management program requiring only short term, top-tier investment grade government and corporate securities. The financial assets held by SPTC are debt securities issued by GNMA and are backed by the full faith and credit of the U.S. government. These securities were purchased for the sole purpose of satisfying applicable regulatory requirements and have maturity dates which range from 2021 to 2041.
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
The pricing policies and procedures applied for our Level 1 and Level 2 financial assets during the three months ended March 31, 2018 were consistent with those as described in our Annual Report on Form 10-K at December 31, 2017. The Company had no Level 3 financial assets or liabilities at March 31, 2018 or December 31, 2017 that were required to be measured at fair value on a recurring basis. There were no transfers of financial assets between levels within the fair value hierarchy during the three months ended March 31, 2018.
The fair value of certain financial assets of the Company was determined using the following inputs:

		Fair Value Measurements at the End of the Reporting Period Using
Assets	March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity available-for-sale securities	$11,316	$11,316	$—
Fixed-income available-for-sale securities	71,773	—	71,773
Fixed-income securities owned	21,600	—	21,600
Investment funds sponsored by LSV (1)	5,534
	$110,223	$11,316	$93,373

		Fair Value Measurements at the End of the Reporting Period Using
Assets	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity available-for-sale securities	$11,250	$11,250	$—
Fixed-income available-for-sale securities	76,733	—	76,733
Fixed-income securities owned	21,526	—	21,526
Investment funds sponsored by LSV (1)	6,034
	$115,543	$11,250	$98,259

(1) The fair value amounts presented in the tables above are intended to permit reconciliation of the fair value hierarchy to the amounts presented on the accompanying Consolidated Balance Sheets (See Note 6).

Note 6.    Marketable Securities
Investments Available for Sale
Investments available for sale classified as non-current assets consist of:

	At March 31, 2018
	Cost Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
SEI-sponsored mutual funds	$7,382	$96	$(50)	$7,428
Equities and other mutual funds	3,483	405	—	3,888
Debt securities	74,431	—	(2,658)	71,773
	$85,296	$501	$(2,708)	$83,089

13 of 38

	At December 31, 2017
	Cost Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
SEI-sponsored mutual funds	$7,369	$110	$(143)	$7,336
Equities and other mutual funds	3,456	458	—	3,914
Debt securities	77,745	—	(1,012)	76,733
	$88,570	$568	$(1,155)	$87,983

The Company adopted ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01) on January 1, 2018 which requires the Company to recognize all changes in fair value of available-for-sale equity securities in current period earnings. Previously, these changes in fair value were recognized as a separate component of comprehensive income. The adoption of ASU 2016-01 did not have a material impact to the Company's consolidated financial statements.
Net unrealized losses at March 31, 2018 and December 31, 2017 of the Company's available-for-sale debt securities were $2,016 (net of income tax benefit of $642) and $779 (net of income tax benefit of $233), respectively. These net unrealized losses are reported as a separate component of Accumulated other comprehensive loss on the accompanying Consolidated Balance Sheets.
There were no material realized gains or losses from available-for-sale securities during the three months ended March 31, 2018 and 2017. Gains and losses from available-for-sale securities, including amounts reclassified from accumulated comprehensive loss, are reflected in Net (loss) gain from investments on the accompanying Consolidated Statements of Operations.
Investments in Affiliated Funds
The Company has an investment in funds sponsored by LSV. The Company records this investment on the accompanying Consolidated Balance Sheets at fair value. Unrealized gains and losses from the change in fair value of these funds are recognized in Net (loss) gain from investments on the accompanying Consolidated Statements of Operations.
The investment primarily consists of U.S. dollar denominated funds that invest primarily in securities of Canadian, Australian and Japanese companies as well as various other global securities. The underlying securities held by the funds are translated into U.S. dollars within the funds. The funds had a fair value of $5,534 and $6,034 at March 31, 2018 and December 31, 2017, respectively. The Company recognized losses of $500 and gains of $298 during the three months ended March 31, 2018 and 2017, respectively, from the change in fair value of the funds.
Securities Owned
The Company’s broker-dealer subsidiary, SIDCO, has investments in U.S. government agency securities with maturity dates less than one year. These investments are reflected as Securities owned on the accompanying Consolidated Balance Sheets. Due to specialized accounting practices applicable to investments by broker-dealers, the securities are reported at fair value and changes in fair value are recorded in current period earnings. The securities had a fair value of $21,600 and $21,526 at March 31, 2018 and December 31, 2017, respectively. There were no material net gains or losses related to the securities during the three months ended March 31, 2018 and 2017.

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

14 of 38

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
In July 2017, the Company borrowed $40,000 under the Credit Facility for the funding of an acquisition. As of March 31, 2018, the outstanding balance of the Credit Facility was $20,000 and is included in Borrowings Under Revolving Credit Facility on the accompanying Consolidated Balance Sheet. The Company was in compliance with all covenants of the Credit Facility during the three months ended March 31, 2018.
In April 2018, the Company made a principal payment of $20,000 to fully repay the outstanding balance of the Credit Facility. As of April 19, 2018, the amount of the Credit Facility that is available for general corporate purposes was $300,000.

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
The Company recognized stock-based compensation expense in its Consolidated Financial Statements in the three months ended March 31, 2018 and 2017, respectively, as follows:

	Three Months Ended March 31,
	2018	2017
Stock-based compensation expense	$5,195	$6,180
Less: Deferred tax benefit	(1,103)	(2,153)
Stock-based compensation expense, net of tax	$4,092	$4,027
As of March 31, 2018, there was approximately $56,579 of unrecognized compensation cost remaining related to unvested employee stock options that management expects will vest and is being amortized.
The Company issues new common shares associated with the exercise of stock options. The total intrinsic value of options exercised during the three months ended March 31, 2018 was $93,668. The total options exercisable as of March 31, 2018 had an intrinsic value of $393,003. The total intrinsic value for options exercisable is calculated as the difference between the market value of the Company’s common stock as of March 31, 2018 and the weighted average exercise price of the shares. The market value of the Company’s common stock as of March 31, 2018 was $74.91 as reported by the Nasdaq Stock Market, LLC. The weighted average exercise price of the options exercisable as of March 31, 2018 was $29.20. Total options that were outstanding as of March 31, 2018 were 14,652,000. Total options that were exercisable as of March 31, 2018 were 8,598,000.
Common Stock Buyback
The Company’s Board of Directors, under multiple authorizations, has authorized the repurchase of the Company’s common stock on the open market or through private transactions. The Company purchased 1,122,000 shares at a total cost of $82,257 during the three months ended March 31, 2018, which reduced the total shares outstanding of common stock. The cost of stock purchases during the period includes the cost of certain transactions that settled in the following quarter. As of March 31, 2018, the Company had approximately $88,380 of authorization remaining for the purchase of common stock under the program.

15 of 38

The Company immediately retires its common stock when purchased. Upon retirement, the Company reduces Capital in excess of par value for the average capital per share outstanding and the remainder is charged against Retained earnings. If the Company reduces its Retained earnings to zero, any subsequent purchases of common stock will be charged entirely to Capital in excess of par value.

Note 9.    Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss, net of tax, are as follows:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Investments	Accumulated Other Comprehensive Loss
Balance, January 1, 2018	$(19,522)	$(386)	$(19,908)

Other comprehensive gain before reclassifications	3,377	(1,357)	2,020
Amounts reclassified from accumulated other comprehensive loss	—	(273)	(273)
Net current-period other comprehensive gain	3,377	(1,630)	1,747

Balance, March 31, 2018	$(16,145)	$(2,016)	$(18,161)

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
The information in the following tables is derived from the Company’s internal financial reporting used for corporate management purposes. There are no inter-segment revenues for the three months ended March 31, 2018 and 2017. Management evaluates Company assets on a consolidated basis during interim periods. The accounting policies of the reportable business segments are the same as those described in Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
The following tables highlight certain financial information about each of the Company’s business segments for the three months ended March 31, 2018 and 2017.

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Three Months Ended March 31, 2018
Revenues	$122,164	$99,192	$85,491	$96,855	$1,896	$405,598
Expenses	112,202	52,453	41,249	63,338	5,098	274,340
Operating profit (loss)	$9,962	$46,739	$44,242	$33,517	$(3,202)	$131,258

16 of 38

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Three Months Ended March 31, 2017
Revenues	$112,634	$88,238	$77,004	$80,487	$1,621	$359,984
Expenses	108,550	47,539	38,828	52,065	4,880	251,862
Operating profit (loss)	$4,084	$40,699	$38,176	$28,422	$(3,259)	$108,122

A reconciliation of the total operating profit reported for the business segments to income from operations in the Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017 is as follows:

	2018	2017
Total operating profit from segments	$131,258	$108,122
Corporate overhead expenses	(14,942)	(14,605)
Income from operations	$116,316	$93,517

The following tables provide additional information for the three months ended March 31, 2018 and 2017 pertaining to our business segments:

	Capital Expenditures (1)		Depreciation
	2018	2017	2018	2017
Private Banks	$10,239	$12,850	$3,319	$4,410
Investment Advisors	4,260	4,532	1,105	733
Institutional Investors	967	811	448	227
Investment Managers	2,520	1,615	1,809	916
Investments in New Businesses	204	106	150	368
Total from business segments	$18,190	$19,914	$6,831	$6,654
Corporate overhead	308	152	291	146
	$18,498	$20,066	$7,122	$6,800
(1) Capital expenditures include additions to property and equipment and capitalized software.

	Amortization
	2018	2017
Private Banks	$6,627	$8,464
Investment Advisors	2,357	2,850
Institutional Investors	427	323
Investment Managers	2,345	216
Investments in New Businesses	40	119
Total from business segments	$11,796	$11,972
Corporate overhead	58	50
	$11,854	$12,022

Note 11.    Income Taxes
The gross liability for unrecognized tax benefits at March 31, 2018 and December 31, 2017 was $14,685 and $14,480, respectively, exclusive of interest and penalties, of which $13,986 and $13,737 would affect the effective tax rate if the Company were to recognize the tax benefit.

17 of 38

The Company classifies interest and penalties on unrecognized tax benefits as income tax expense. As of March 31, 2018 and December 31, 2017, the combined amount of accrued interest and penalties related to tax positions taken on tax returns was $1,218 and $1,175, respectively.

	March 31, 2018	December 31, 2017
Gross liability for unrecognized tax benefits, exclusive of interest and penalties	$14,685	$14,480
Interest and penalties on unrecognized benefits	1,218	1,175
Total gross uncertain tax positions	$15,903	$15,655
Amount included in Current liabilities	$2,944	$3,275
Amount included in Other long-term liabilities	12,959	12,380
	$15,903	$15,655

The Company's effective income tax rate for the three months ended March 31, 2018 and 2017 differs from the federal income tax statutory rate due to the following:

	Three Months Ended March 31,
	2018	2017
Statutory rate	21.0%	35.0%
State taxes, net of federal tax benefit	2.2	1.5
Foreign tax expense and tax rate differential	(0.2)	(0.8)
Tax benefit from stock option exercises	(10.8)	(4.2)
Other, net	(0.3)	(0.5)
	11.9%	31.0%

The decrease in the tax rate for the three months ended March 31, 2018 was primarily due to the tax changes enacted in the 2017 Tax Cut and Jobs Act (The Tax Act). The Tax Act was enacted on December 22, 2017 and included a permanent reduction in the corporate tax rate from 35.0 percent to 21.0 percent. In addition, the rate was favorably impacted by an increase in the excess tax benefits recognized on stock-based compensation expense due to a higher volume of stock option exercise activity.
The Tax Act also imposed a territorial rather than worldwide system which requires a one-time transition tax on the repatriation of previously deferred foreign earnings. The Company's estimate of the one-time transition tax as of March 31, 2018 was $11,544, of which $915 is expected to be paid within one year and $10,629 is included in Long-term income taxes payable on the accompanying Consolidated Balance Sheet.
The Company files income tax returns in the United States on a consolidated basis and in many U.S. state and foreign jurisdictions. The Company is subject to examination of income tax returns by the Internal Revenue Service (IRS) and other domestic and foreign tax authorities. The Company is no longer subject to U.S. federal income tax examination for years before 2014 and is no longer subject to state, local or foreign income tax examinations by authorities for years before 2013.
The Company estimates it will recognize $2,944 of gross unrecognized tax benefits. This amount is expected to be paid within one year or to be removed at the expiration of the statute of limitations and resolution of income tax audits and is netted against the current payable account. These unrecognized tax benefits are related to tax positions taken on certain federal, state, and foreign tax returns. However, the timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. While it is reasonably possible that some issues under examination could be resolved in the next twelve months, based upon the current facts and circumstances, the Company cannot reasonably estimate the timing of such resolution or the total range of potential changes as it relates to the current unrecognized tax benefits that are recorded as part of the Company’s financial statements.

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

18 of 38

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

Note 13.    Goodwill and Intangible Assets
In July 2017, the Company acquired all ownership interests of Archway Technology Partners, LLC, Archway Finance & Operations, Inc. and Keystone Capital Holdings, LLC (collectively, Archway), a provider of operating technologies and services to the family office industry. The total purchase price was allocated to Archway’s net tangible and intangible assets based upon their estimated fair values at the date of purchase. The excess purchase price over the value of the net tangible and identifiable intangible assets was recorded as goodwill. The total amount of goodwill from this transaction amounted to $52,990 and is included on the accompanying Consolidated Balance Sheets.

19 of 38

The Company identified intangible assets related to Archway that met the contractual-legal criterion for recognition apart from goodwill. The identifiable intangible assets included on the accompanying Consolidated Balance Sheets consist of:

	March 31, 2018	December 31, 2017
Acquired technology	$13,510	$13,510
Client relationships	10,760	10,760
Non-competition agreements	3,470	3,470
Trade name	2,390	2,390
	30,130	30,130
Less: Accumulated amortization	(2,328)	(1,552)
Intangible assets, net	$27,802	$28,578

The Company recognized $776 of amortization expense related to the intangible assets during the three months ended March 31, 2018. Goodwill and the identifiable intangible assets related to Archway have been allocated to the Investment Managers segment.

Note 14.    Revenues from Contracts with Customers
The Company’s principal sources of revenues are: (1) asset management, administration and distribution fees primarily earned based upon a contractual percentage of net assets under management or administration; and (2) information processing and software servicing fees that are either recurring and primarily earned based upon the number of trust accounts being serviced or a percentage of the total average daily market value of the clients' assets processed on the Company's platforms, or non-recurring and based upon project-oriented contractual agreements related to client implementations.
Disaggregation of Revenue
The following tables provide additional information pertaining to our revenues disaggregated by major product line and primary geographic market based on the location of the use of the products or services for each of the Company’s business segments for the three months ended March 31, 2018:

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
Major Product Lines:	For the Three Months Ended March 31, 2018
Investment management fees from pooled investment products	$35,190	$72,418	$15,858	$—	$225	$123,691
Investment management fees from investment management agreements	198	22,764	69,276	83	1,634	93,955
Investment operations fees	382	—	—	87,455	—	87,837
Investment processing fees - PaaS	44,585	—	—	483	—	45,068
Investment processing fees - SaaS	34,602	—	—	2,365	—	36,967
Professional services fees	5,419	—	—	1,887	—	7,306
Account fees and other	1,788	4,010	357	4,582	37	10,774
Total revenues	$122,164	$99,192	$85,491	$96,855	$1,896	$405,598

Primary Geographic Markets:
United States	$78,133	$99,192	$64,768	$91,759	$1,896	$335,748
United Kingdom	27,525	—	14,787	—	—	42,312
Canada	11,601	—	2,671	—	—	14,272
Ireland	4,905	—	2,427	5,096	—	12,428
Other	—	—	838	—	—	838
Total revenues	$122,164	$99,192	$85,491	$96,855	$1,896	$405,598

Investment management fees from pooled investment products - Revenues associated with clients' assets invested in Company-sponsored pooled investment products. Contractual fees are stated as a percentage of the average market value of assets under management and collected on a monthly basis. Revenues are recognized in Asset management, administration and distribution fees on the accompanying Consolidated Statements of Operations.

20 of 38

Investment management fees from Investment Management agreements - Revenues based on assets of clients of the Institutional Investors segment primarily invested in Company-sponsored products. Each client is charged an investment management fee that is stated as a percentage of the average market value of all assets under management. The client is billed directly on a quarterly basis. Revenues are recognized in Asset management, administration and distribution fees on the accompanying Consolidated Statements of Operations.
Revenues associated with the separately managed account program offered through registered investment advisors located throughout the United States. The contractual fee is stated as a percentage of the average market value of all assets invested in the separately managed account and collected on a quarterly basis. Revenues are recognized in Asset management, administration and distribution fees on the accompanying Consolidated Statements of Operations.
Investment operations fees - Revenues earned from accounting and administrative services, distribution support services and regulatory and compliance services to investment management firms that offer traditional and alternative products. The Company contracts directly with the investment management firm. The contractual fees are stated as a percentage of net assets under administration and billed when asset valuations are finalized. Revenues are recognized in Asset management, administration and distribution fees on the accompanying Consolidated Statements of Operations.
Investment Processing fees - Software as a Service - Revenues associated with clients that outsource investment processing technology software and computer processing by accessing our proprietary software and data center remotely but retain responsibility for all investment operations, client administration and other back-office trust operations. The contractual fee is based on a monthly fee plus additional fees determined on a per-account or per-transaction basis. The client is billed directly on a monthly basis. Revenues are recognized in Information processing and software servicing fees on the accompanying Consolidated Statements of Operations.
Investment Processing fees - Platform as a Service - Revenues associated with clients that outsource their entire investment operation and back-office processing functions. Through the use of the Company's proprietary platforms, the Company assumes all back-office investment processing services including investment processing, custody and safekeeping of assets, income collections, securities settlement and other related trust activities. The contractual fee is based on a monthly fee plus additional fees determined on a per-account or per-transaction basis. Contractual fees can also be stated as a percentage of the value of assets processed on the Company's platforms each month as long as the fee is in excess of a monthly contractual minimum. The client is billed directly on a monthly basis. Revenues are recognized in Information processing and software servicing fees on the accompanying Consolidated Statements of Operations.
Professional Services - Revenues associated with the business services migration for investment processing clients of the Private Banks segment and investment operations clients of the Investment Managers segment. In addition, Professional services include other services such as business transformation consulting. Typically, fees are stated as a contractual fixed fee. The client is billed directly and fees are collected according to the terms of the agreement.
Other - Revenues associated with custody account servicing, account terminations, reimbursements received for out-of-pocket expenses, and other fees for the provision of ancillary services.
Revenue is recognized by the Company when the performance obligations are satisfied and transfer of control to the client is completed. The majority of the Company’s performance obligations are satisfied and control is transferred to the client continuously. Therefore, revenue is recognized on a monthly basis. The amount of revenue recognized reflects the amount of consideration expected to be received by the Company in exchange for satisfied performance obligations.
Deferred Contract Costs
Deferred contract costs, which primarily consist of deferred sales commissions, were $19,875 as of March 31, 2018. The expense related to the deferred contract costs during the three months ended March 31, 2018 was immaterial. There was no impairment loss in relation to the costs capitalized during the three months ended March 31, 2018.

21 of 38

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(In thousands, except asset balances and per share data)
This discussion reviews and analyzes the consolidated financial condition, the consolidated results of operations and other key factors that may affect future performance. This discussion should be read in conjunction with the Consolidated Financial Statements, the Notes to the Consolidated Financial Statements and the Annual Report on Form 10-K for the year ended December 31, 2017.

Overview
Consolidated Summary
We are a leading global provider of investment processing, investment management and investment operations platforms. We help corporations, financial institutions, financial advisors and ultra-high-net-worth families create and manage wealth by providing comprehensive, innovative, investment and investment-business platforms. Investment processing fees are earned as monthly fees for contracted services, including computer processing services, software licenses and investment operations services, as well as transaction-based fees for providing securities valuation and trade-execution. Investment operations and investment management fees are earned as a percentage of average assets under management, administration or advised assets. As of March 31, 2018, through our subsidiaries and partnerships in which we have a significant interest, we manage, advise or administer $869.0 billion in hedge, private equity, mutual fund and pooled or separately managed assets, including $334.7 billion in assets under management and $530.1 billion in client assets under administration. Our affiliate, LSV Asset Management (LSV), manages $108.2 billion of assets which are included as assets under management.
Our Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017 were:

	Three Months Ended March 31,		Percent Change*
	2018	2017
Revenues	$405,598	$359,984	13%
Expenses	289,282	266,467	9%
Income from operations	116,316	93,517	24%
Net (loss) gain from investments	(410)	347	NM
Interest income, net of interest expense	2,245	1,231	82%
Equity in earnings from unconsolidated affiliate	40,607	33,565	21%
Income before income taxes	158,758	128,660	23%
Income taxes	18,920	39,923	(53)%
Net income	139,838	88,737	58%
Diluted earnings per common share	$0.86	$0.55	56%
* Variances noted "NM" indicate the percent change is not meaningful.
The following items had a significant impact on our financial results for the three months ended March 31, 2018 and 2017:

•
Revenue growth was primarily driven by higher Asset management, administration and distribution fees from market appreciation and positive cash flows from new and existing clients. Our average assets under management, excluding LSV, increased $32.2 billion, or 16 percent, to $233.6 billion in the first three months of 2018 as compared to $201.4 billion during the first three months of 2017. Our average assets under administration increased $56.4 billion, or 12 percent, to $530.3 billion in the first three months of 2018 as compared to $474.0 billion during the first three months of 2017.

•
Information processing and software servicing fees in our Private Banks segment increased $6.4 million during the first three months of 2018 primarily due to increased assets from new and existing clients processed on the SEI Wealth Platform.

•
Revenues from our acquisition of SEI Archway were $5.5 million during the first three months of 2018. SEI Archway was acquired during the third quarter 2017 and is reported in our Investment Managers segment.

•
Our proportionate share in the earnings of LSV increased to $40.6 million in the first three months of 2018 as compared to $33.6 million in the first three months of 2017 primarily due to increased assets under management from LSV's existing clients due to market appreciation.

•
Our operating expenses, primarily personnel costs, in our Investment Advisors and Investment Managers segments increased. These expenses primarily consist of operational, technology and marketing costs and are mainly related to servicing existing clients and acquiring new clients. In addition, our Investment Managers segment includes personnel

22 of 38

costs related to SEI Archway. These operating expenses are included in Compensation, benefits and other personnel costs on the accompanying Consolidated Statements of Operations.

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

•
We capitalized $12.0 million in the first three months of 2018 for the SEI Wealth Platform as compared to $15.2 million in the first three months of 2017. Amortization expense related to the Platform decreased to $9.7 million during the first three months of 2018 as compared to $12.0 million during the first three months of 2017 due to the adjustment to the estimated useful life of the Platform effective in the fourth quarter 2017.

•
During the first three months of 2018, we placed into service an application developed for the Investment Managers segment. This new offering includes components that leverage upon the current infrastructure and add significant enhancements designed to aggregate, transact and process data. Amortization expense related to the application was $1.3 million during the first three months of 2018.

•
As we continue the development of new elements of the Platform, our expenses related to maintenance and support have increased. These costs are primarily recognized in personnel and consulting costs and are not eligible for capitalization. These increased costs primarily impacted the Private Banks and Investment Advisors business segments.

•
Our effective tax rate was 11.9 percent during the first three months of 2018 as compared to 31.0 percent during the first three months of 2017. The decline in our effective tax rate was primarily due to the tax changes enacted in the 2017 Tax Cut and Jobs Act (The Tax Act). In addition, the rate was favorably impacted by increased tax benefits due to a higher volume of stock option exercise activity (See the caption "Income Taxes" later in this discussion for more information).

•	We continued our stock repurchase program during 2018 and purchased 1.1 million shares for $82.3 million in the three month period.
Impact of Adopting Revenue Recognition Guidance
On January 1, 2018, we adopted Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (Accounting Standards Codification 606 (ASC 606), which provides accounting guidance on the recognition of revenues from contracts with customers and impacts the presentation of certain revenues and expenses in our Consolidated Statements of Operations. ASC 606 is applied prospectively from January 1, 2018 and reported financial results from the prior comparable period have not been revised.
ASC 606 did not change the accounting for the majority of our revenue arrangements and did not have a material impact to our consolidated financial statements. The impact from the adoption of ASC 606 to our financial results during the three months ended March 31, 2018 is primarily related to research services provided to customers in soft-dollar arrangements by SIDCO, our broker-dealer subsidiary. Under the new revenue standard, fees received for research services by SIDCO are recorded net of amounts paid for the soft dollar arrangement. The amounts we paid under these arrangements were previously recorded as an expense. The impact of this change in presentation was a decline in both revenues and expenses of $3.7 million during the three months ended March 31, 2018. There was no impact to our net income as a result of this change (See Note 1 to the Notes to Consolidated Financial Statements).

23 of 38

Ending Asset Balances
(In millions)

	As of March 31,		Percent Change
	2018	2017
Private Banks:
Equity and fixed-income programs	$22,917	$19,034	20%
Collective trust fund programs	4	5	(20)%
Liquidity funds	3,537	3,903	(9)%
Total assets under management	$26,458	$22,942	15%
Client assets under administration	22,411	20,760	8%
Total assets	$48,869	$43,702	12%
Investment Advisors:
Equity and fixed-income programs	62,176	55,311	12%
Collective trust fund programs	5	5	—%
Liquidity funds	2,399	2,645	(9)%
Total assets under management	$64,580	$57,961	11%
Institutional Investors:
Equity and fixed-income programs	85,607	78,954	8%
Collective trust fund programs	72	89	(19)%
Liquidity funds	2,727	2,759	(1)%
Total assets under management	$88,406	$81,802	8%
Advised assets	4,185	3,228	30%
Total assets	92,591	85,030	9%
Investment Managers:
Equity and fixed-income programs	97	84	15%
Collective trust fund programs	45,062	40,646	11%
Liquidity funds	732	911	(20)%
Total assets under management	$45,891	$41,641	10%
Client assets under administration (A)	507,694	457,356	11%
Total assets	$553,585	$498,997	11%
Investments in New Businesses:
Equity and fixed-income programs	1,114	931	20%
Liquidity funds	72	79	(9)%
Total assets under management	$1,186	$1,010	17%
Advised assets	49	85	NM
Total assets	1,235	1,095	13%
LSV:
Equity and fixed-income programs (B)	$108,186	$91,514	18%
Total:
Equity and fixed-income programs (C)	280,097	245,828	14%
Collective trust fund programs	45,143	40,745	11%
Liquidity funds	9,467	10,297	(8)%
Total assets under management	$334,707	$296,870	13%
Advised assets	4,234	3,313	28%
Client assets under administration (D)	530,105	478,116	11%
Total assets under management, advisement and administration	$869,046	$778,299	12%

24 of 38

(A)
Client assets under administration in the Investment Managers segment include $42.4 billion of assets that require limited services and therefore are at fee levels below our normal full service assets (as of March 31, 2018).

(B)
The ending asset balance for LSV as of March 31, 2017 was revised from $90.6 billion to $91.5 billion to include managed assets in which fees are based on performance only. The ending value of these assets as of March 31, 2018 and 2017 was $2.4 billion and $1.8 billion, respectively.

(C)	Equity and fixed-income programs include $5.7 billion of assets invested in asset allocation funds at March 31, 2018.

(D)	In addition to the numbers presented, SEI also administers an additional $9.7 billion in Funds of Funds assets (as of March 31, 2018) on which SEI does not earn an administration fee.

25 of 38

Average Asset Balances
(In millions)

	Three Months Ended March 31,		Percent Change
	2018	2017
Private Banks:
Equity and fixed-income programs	$23,412	$18,498	27%
Collective trust fund programs	4	4	—%
Liquidity funds	3,720	4,051	(8)%
Total assets under management	$27,136	$22,553	20%
Client assets under administration	23,398	20,223	16%
Total assets	$50,534	$42,776	18%
Investment Advisors:
Equity and fixed-income programs	62,650	54,446	15%
Collective trust fund programs	5	5	—%
Liquidity funds	2,290	2,559	(11)%
Total assets under management	$64,945	$57,010	14%
Institutional Investors:
Equity and fixed-income programs	87,207	77,852	12%
Collective trust fund programs	77	90	(14)%
Liquidity funds	2,905	2,891	—%
Total assets under management	$90,189	$80,833	12%
Advised assets	4,383	3,125	40%
Total assets	94,572	83,958	13%
Investment Managers:
Equity and fixed-income programs	96	75	28%
Collective trust fund programs	49,243	39,081	26%
Liquidity funds	834	860	(3)%
Total assets under management	$50,173	$40,016	25%
Client assets under administration	506,951	453,766	12%
Total assets	$557,124	$493,782	13%
Investments in New Businesses:
Equity and fixed-income programs	1,105	909	22%
Liquidity funds	70	63	11%
Total assets under management	$1,175	$972	21%
Advised assets	50	82	(39)%
Total assets	1,225	1,054	16%
LSV:
Equity and fixed-income programs (A)	$109,904	$91,150	21%
Total:
Equity and fixed-income programs	284,374	242,930	17%
Collective trust fund programs	49,329	39,180	26%
Liquidity funds	9,819	10,424	(6)%
Total assets under management	$343,522	$292,534	17%
Advised assets	4,433	3,207	38%
Client assets under administration	530,349	473,989	12%
Total assets under management, advisement and administration	$878,304	$769,730	14%

26 of 38

(A) The average asset balance for LSV for the three months ended March 31, 2017 was revised from $90.3 billion to $91.2 billion to include managed assets in which fees are based on performance only. The average value of these assets for the three months ended March 31, 2018 and 2017 was $2.3 billion and $1.7 billion, respectively.

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

Business Segments
Revenues, Expenses and Operating Profit (Loss) for our business segments for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 were as follows:

	Three Months Ended March 31,		Percent Change
	2018	2017
Private Banks:
Revenues	$122,164	$112,634	8%
Expenses	112,202	108,550	3%
Operating Profit	$9,962	$4,084	144%
Operating Margin	8%	4%
Investment Advisors:
Revenues	$99,192	$88,238	12%
Expenses	52,453	47,539	10%
Operating Profit	$46,739	$40,699	15%
Operating Margin	47%	46%
Institutional Investors:
Revenues	$85,491	$77,004	11%
Expenses	41,249	38,828	6%
Operating Profit	$44,242	$38,176	16%
Operating Margin	52%	50%
Investment Managers:
Revenues	$96,855	$80,487	20%
Expenses	63,338	52,065	22%
Operating Profit	$33,517	$28,422	18%
Operating Margin	35%	35%
Investments in New Businesses:
Revenues	$1,896	$1,621	17%
Expenses	5,098	4,880	4%
Operating Loss	$(3,202)	$(3,259)	NM
For additional information pertaining to our business segments, see Note 10 to the Consolidated Financial Statements.

27 of 38

Private Banks

	Three Months Ended March 31,		Percent Change
	2018	2017
Revenues:
Information processing and software servicing fees	$86,445	$80,032	8%
Asset management, administration & distribution fees	35,719	32,602	10%
Total revenues	$122,164	$112,634	8%
Revenues increased $9.5 million, or eight percent, in the three month period ended March 31, 2018 and were primarily affected by:

•	Increased recurring investment processing fees from the growth in new and existing client assets processed on the SEI Wealth Platform;

•	Increased investment management fees from existing international clients due to increased net cash flows and higher average assets under management due to market appreciation;

•	The positive impact from foreign currency exchange rate fluctuations between the U.S. dollar and the British pound on our foreign operations; and

•	Increased investment processing fees earned on our mutual fund trading solution; partially offset by

•	The reclassification of direct expenses related to trade execution fees due to the adoption of ASC 606.
Operating margins increased to eight percent compared to four percent in the three month period. Operating income increased by $5.9 million, or 144 percent, in the three month period and was primarily affected by:

•	An increase in revenues;

•	Decreased amortization expense related to the SEI Wealth Platform due to the adjustment to the estimated useful life effective in the fourth quarter 2017; and

•	The net positive impact from foreign currency exchange rate fluctuations between the U.S. dollar and the British pound on our foreign operations; partially offset by

•	Increased direct expenses associated with increased investment management fees from existing international clients;

•	Increased non-capitalized costs, mainly personnel and consulting costs, related to maintenance and support of the SEI Wealth Platform; and

•	Increased salary and incentive compensation costs.

Investment Advisors

	Three Months Ended March 31,		Percent Change
	2018	2017
Revenues:
Investment management fees-SEI fund programs	$73,335	$66,000	11%
Separately managed account fees	21,848	18,258	20%
Other fees	4,009	3,980	1%
Total revenues	$99,192	$88,238	12%
Revenues increased $11.0 million, or 12 percent, in the three month period ended March 31, 2018 and were primarily affected by:

•
Increased investment management fees and separately managed account program fees due to higher assets under management caused by market appreciation and positive cash flows from new and existing advisors.

28 of 38

Operating margin increased to 47 percent compared to 46 percent in the three month period. Operating income increased $6.0 million, or 15 percent, in the three month period and was primarily affected by:

•	An increase in revenues; and

•	Decreased amortization expense related to the SEI Wealth Platform due to the adjustment to the estimated useful life effective in the fourth quarter 2017; partially offset by

•	Increased direct expenses associated with increased assets in our investment management programs;

•	Increased personnel costs for marketing to and servicing new advisors; and

•	Increased non-capitalized costs, mainly personnel and consulting costs, related to maintenance, support and client migrations to the SEI Wealth Platform.

Institutional Investors
Revenues increased $8.5 million, or 11 percent, in the three month period ended March 31, 2018 and were primarily affected by:

•	Asset funding from new sales of our investment management platforms;

•	Increased investment management fees from existing clients due to higher assets under management caused by market appreciation; and

•	The positive impact from foreign currency exchange rate fluctuations between the U.S. dollar and the British pound on our foreign operations; partially offset by

•	Client losses.
Operating margins increased to 52 percent compared to 50 percent in the three month period. Operating income increased $6.1 million, or 16 percent, in the three month period and was primarily affected by:

•	An increase in revenues; and

•	The positive impact from foreign currency exchange rate fluctuations between the U.S. dollar and the British pound on our foreign operations; partially offset by

•	Increased direct expenses associated with investment management fees; and

•	Increased personnel compensation costs.

Investment Managers
Revenues increased $16.4 million, or 20 percent, in the three month period ended March 31, 2018 and were primarily affected by:

•	Higher valuations of existing client assets from improved capital markets:

•	Positive cash flows into alternative, traditional and separately managed account offerings from new and existing clients; and

•	Added revenues of $5.5 million from the acquisition of Archway during the third quarter 2017; partially offset by

•	Client losses and fund closures.
Operating margin remained at 35 percent in the three month period. Operating income increased $5.1 million, or 18 percent, in the three month period and was primarily affected by:

•	An increase in revenues; partially offset by

•	Increased personnel expenses, technology and other operational costs to service new and existing clients;

•	Increased incentive compensation costs;

•	Increased personnel and amortization expense related to the Archway acquisition; and

•	Increased non-capitalized investment spending, mainly consulting costs.

Other
Corporate overhead expenses
Corporate overhead expenses primarily consist of general and administrative expenses and other costs not directly attributable to a reportable business segment. Corporate overhead expenses were $14.9 million and $14.6 million in the three months ended March 31, 2018 and 2017, respectively.

29 of 38

Other income and expense
Other income and expense items on the accompanying Consolidated Statements of Operations consists of:

	Three Months Ended March 31,
	2018	2017
Net (loss) gain from investments	$(410)	$347
Interest and dividend income	2,502	1,343
Interest expense	(257)	(112)
Equity in earnings of unconsolidated affiliate	40,607	33,565
Total other income and expense items, net	$42,442	$35,143
Equity in earnings of unconsolidated affiliate
Equity in earnings of unconsolidated affiliate reflects our less than 50 percent ownership in LSV. As of March 31, 2018, our total partnership interest in LSV was 38.9 percent. The table below presents the revenues and net income of LSV and our proportionate share in LSV's earnings.

	Three Months Ended March 31,		Percent Change
	2018	2017
Revenues of LSV	$131,718	$109,953	20%
Net income of LSV	104,406	86,215	21%

SEI's proportionate share in earnings of LSV	$40,607	$33,565	21%
The increase in our earnings from LSV was primarily due to increased assets under management from LSV's existing clients due to market appreciation; however, our earnings were negatively impacted by increased personnel expenses of LSV. Average assets under management by LSV increased $18.8 billion to $109.9 billion during the three months ended March 31, 2018 as compared to $91.2 billion during the three months ended March 31, 2017, an increase of 21 percent.
Income Taxes
Our effective income tax rates for the three months ended March 31, 2018 and 2017 differs from the federal income tax statutory rate due to the following:

	Three Months Ended March 31,
	2018	2017
Statutory rate	21.0%	35.0%
State taxes, net of federal tax benefit	2.2	1.5
Foreign tax expense and tax rate differential	(0.2)	(0.8)
Tax benefit from stock option exercises	(10.8)	(4.2)
Other, net	(0.3)	(0.5)
	11.9%	31.0%
The decrease in our effective tax rate for the three months ended March 31, 2018 was primarily due to the tax changes enacted in The Tax Act. The Tax Act was enacted in December 2017 and included a permanent reduction in the corporate tax rate from 35.0 percent to 21.0 percent. In addition, our rate was favorably impacted by increased tax benefits due to a higher volume of stock option exercise activity during the first quarter of 2018 as compared to the first quarter of 2017.
Fair Value Measurements
The fair value of our financial assets and liabilities, except for the investment funds sponsored by LSV, is determined in accordance with the fair value hierarchy. The fair value of the investment funds sponsored by LSV is measured using the net asset value per share (NAV) as a practical expedient. The fair value of all other financial assets are determined using Level 1 or Level 2 inputs and consist mainly of investments in equity or fixed-income mutual funds that are quoted daily and Government National Mortgage Association (GNMA) and other U.S. government agency securities that are single issuer pools that are valued based on current market data of similar assets. We did not have any financial liabilities at March 31, 2018 or

30 of 38

December 31, 2017 that were required to be measured at fair value on a recurring basis (See Note 5 to the Notes to Consolidated Financial Statements).
Regulatory Matters
Like many firms operating within the financial services industry, we are experiencing a difficult regulatory environment across our markets. Our current scale and reach as a provider to the financial services industry, the introduction and implementation of new platforms for our financial services industry clients, the increased regulatory oversight of the financial services industry generally, new laws and regulations affecting the financial services industry and ever-changing regulatory interpretations of existing laws and regulations, and a greater propensity of regulators to pursue enforcement actions and other sanctions against regulated entities, have made this an increasingly challenging and costly regulatory environment in which to operate.
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
Liquidity and Capital Resources

	Three Months Ended March 31,
	2018	2017
Net cash provided by operating activities	$104,174	$73,012
Net cash used in investing activities	(15,376)	(25,345)
Net cash used in financing activities	(87,285)	(84,303)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,541	2,307
Net increase (decrease) in cash, cash equivalents and restricted cash	4,054	(34,329)
Cash, cash equivalents and restricted cash, beginning of period	747,752	699,201
Cash, cash equivalents and restricted cash, end of period	$751,806	$664,872
Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing. At March 31, 2018, our unused sources of liquidity consisted of cash and cash equivalents and the amount available under our credit facility. We adopted ASU No. 2016-18, Statement of Cash Flows, Restricted Cash (Topic 230) (ASU 2016-18) on January 1, 2018 which requires the statement of cash flows to explain the change during the period for the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The prior period was retrospectively adjusted to conform to the current period’s presentation. There was no impact to net cash flows for the three months ended March 31, 2017 as a result of including restricted cash with cash and cash equivalents.
Our credit facility provides for borrowings of up to $300.0 million and is scheduled to expire in June 2021 (See Note 7 to the Consolidated Financial Statements). The availability of the credit facility is subject to compliance with certain covenants set forth in the agreement. The credit facility contains covenants which restrict our ability to engage in mergers, consolidations, asset sales, investments, transactions with affiliates, or to incur liens, as defined in the agreement. In the event of a default under the credit facility, we would also be restricted from paying dividends on, or repurchasing, our common stock. Currently, our ability to borrow from the credit facility is not limited by any covenant of the agreement. In July 2017, we borrowed $40.0 million under the credit facility for the funding of an acquisition. We made a principal payment of $20.0 million during April 2018 to fully repay the outstanding balance of the facility. As of April 19, 2018, the full amount of $300.0 million of the credit facility was available for corporate purposes.
The majority of our excess cash reserves are primarily placed in accounts located in the United States that invest entirely in SEI-sponsored money market mutual funds denominated in the U.S. dollar. We also utilize demand deposit accounts or money market accounts at several well-established financial institutions located in the United States. Accounts used to manage these

31 of 38

excess cash reserves do not impose any restrictions or limitations that would prevent us from being able to access such cash amounts immediately. As of April 19, 2018, the amount of cash and cash equivalents considered free and immediately accessible for other general corporate purposes was $315.9 million.
Our cash and cash equivalents include accounts managed by our subsidiaries that are used in their operations or to cover specific business and regulatory requirements. The availability of this cash for other purposes beyond the operations of these subsidiaries may be limited. We therefore do not include accounts of our foreign subsidiaries in our calculation of free and immediately accessible cash for other general corporate purposes. With the enactment of the Tax Act, a portion of the undistributed earnings of our foreign subsidiaries are deemed repatriated. Any subsequent transfer of available cash related to the repatriated earnings of our foreign subsidiaries could significantly increase our free and immediately accessible cash.
Cash flows from operations increased $31.2 million in the first three months of 2018 compared to the first three months of 2017 primarily from the increase in our net income and higher distribution payments received from our unconsolidated affiliate, LSV. The increase was partially offset by the negative impact from the change in our working capital accounts.
Net cash used in investing activities includes:
•Purchases, sales and maturities of marketable securities. Our purchases, sales and maturities of marketable securities in the first three months of 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018	2017
Purchases	$(15,466)	$(20,445)
Sales and maturities	18,588	15,166
Net investing activities from marketable securities	$3,122	$(5,279)

•
The capitalization of costs incurred in developing computer software. We capitalized $12.9 million of software development costs in the first three months of 2018 as compared to $16.9 million in the first three months of 2017. The majority of our software development costs are related to significant enhancements for the expanded functionality of the SEI Wealth Platform.

•
Capital expenditures. Our capital expenditures in the first three months of 2018 were $5.6 million as compared to $3.2 million in the first three months of 2017. Our expenditures in 2018 and 2017 primarily include purchased software, equipment for our data center operations and the expansion of our corporate headquarters.

Net cash used in financing activities includes:

•
Principal repayments on revolving credit facility. In July 2017, we borrowed $40.0 million for the funding of an acquisition. We made principal payments of $10.0 million each during October 2017 and January 2018 and a final payment of $20.0 million during April 2018 to repay the entire outstanding balance (See Note 7 to the Consolidated Financial Statements).

•
The repurchase of our common stock. Our Board of Directors has authorized the repurchase of our common stock through multiple authorizations. Currently, there is no expiration date for our common stock repurchase program. We had total capital outlays of $88.0 million during the first three months of 2018 and $56.6 million during the first three months of 2017 for the repurchase of our common stock.

•
Proceeds from the issuance of our common stock. We received $57.9 million in proceeds from the issuance of our common stock during the first three months of 2018 as compared to $16.8 million during the first three months of 2017. The increase in proceeds is primarily attributable to a higher level of stock option exercise activity.

•	Dividend payments. Cash dividends paid were $47.2 million in the first three months of 2018 as compared to $44.6 million in the first three months of 2017.
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

32 of 38

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
Among the risks and uncertainties which may affect our future operations, strategies, financial results or other developments are those risks described in our latest Annual Report on Form 10-K in Part I, Item 1A. These risks include the following:

•	changes in capital markets that may affect our revenues and earnings;

•	product development risk;

•	risk of failure by a third-party service provider;

•	data and cyber security risks;

•	operational risks associated with the processing of investment transactions;

•	systems and technology risks;

•	pricing pressure from increased competition, disruptive technology and poor investment performance;

•	the affect on our earnings and cashflows from the performance of LSV Asset Management;

•	third party pricing services for the valuation of securities invested in our investment products;

•	the affect of extensive governmental regulation;

•	litigation and regulatory examinations and investigations;

•	increased costs and regulatory risks from the growth of our business;

•	consolidation within our target markets, including consolidations between banks and other financial institutions;

•	the exit by the United Kingdom from the European Union;

•	third party approval of our investment products with advisors affiliated with independent broker-dealers or other networks;

•	financial and non-financial covenants which may restrict our ability to manage liquidity needs;

•	changes in, or interpretation of, accounting principles or tax rules and regulations;

•	fluctuations in foreign currency exchange rates;

•	fluctuations in interest rates affecting the value of our fixed-income investment securities; and

•	retention of executive officers and senior management personnel.
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
The Company, its regulated subsidiaries, their regulated services and platforms and their customers are all subject to extensive legislation, regulation and supervision that recently has been subject to, and continues to experience, significant change and increased regulatory activity. These changes and regulatory activities could have a material adverse effect on us and our clients.
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

33 of 38

litigation. Any litigation could have significant financial and non-financial consequences including monetary judgments and the requirement to take action or limit activities that could ultimately affect our business.
Governmental scrutiny from regulators, legislative bodies and law enforcement agencies with respect to matters relating to our regulated subsidiaries and their activities, services and platforms, our business practices, our past actions and other matters has increased dramatically in the past several years. Responding to these examinations, investigations, actions and lawsuits, regardless of the ultimate outcome of the proceeding, is time consuming and expensive and can divert the time and effort of our senior management from our business. Penalties and fines sought by regulatory authorities have increased substantially over the last several years, and certain regulators have been more likely in recent years to commence enforcement actions or to advance or support legislation targeted at the financial services industry. We continue to be subject to inquiries from examinations and investigations by supervisory and enforcement divisions of regulatory authorities and expect this to continue in the future. We believe this is also the case with many of our regulated clients. Governmental scrutiny and legal and enforcement proceedings can also have a negative impact on our reputation, our relationship with clients and prospective clients, and on the morale and performance of our employees, which could adversely affect our businesses and results of operations.
We are subject to the USA PATRIOT Act of 2001, which contains anti-money laundering and financial transparency laws and requires implementation of regulations applicable to financial services companies, including standards for verifying client identification and monitoring client transactions and detecting and reporting suspicious activities. Anti-money laundering laws outside the United States contain similar requirements. We offer investment and banking platforms that also are subject to regulation by the federal and state securities and banking authorities, as well as foreign regulatory authorities, where applicable. Existing or future regulations that affect these platforms could lead to a reduction in sales of these platforms or require modifications of these platforms.
Compliance with existing and future regulations and responding to and complying with recent increased regulatory activity affecting broker-dealers, investment advisors, investment companies, financial institutions and their service providers could have a significant impact on us. We periodically undergo regulatory examinations and respond to regulatory inquiries and document requests. In addition, recent and continuing legislative activity in the United States and in other jurisdictions (including the European Union and the United Kingdom) have made and continue to make extensive changes to the laws regulating financial services firms. Recent changes include the effectiveness of the Markets in Financial Instruments Directive (MiFID II) and pending effectiveness of the General Data Protection Regulation in the European Union and the U.S. Department of Labor's Fiduciary Rule. As a result of these examinations, inquiries and requests, as a result of increased civil litigation activity, and as a result of these new laws and regulations, we engage legal counsel, review our compliance procedures, platform and service offerings, and business operations, and make changes as we deem necessary. These additional activities and required changes may result in increased expense or may reduce revenues.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Information required by this item is set forth under the captions "Our revenues and earnings are affected by changes in capital markets" and "Changes in interest rates may affect the value of our fixed-income investment securities" in Item 1A "Risk Factors" and under the caption "Sensitivity of our revenues and earnings to capital market fluctuations" in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to this information as it is disclosed in our Annual Report on Form 10-K for 2017.

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

34 of 38

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
(b) Change in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

35 of 38

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

36 of 38

Item 1A.     Risk Factors.
Information regarding risk factors appears in Part I – Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for 2017.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

(e)
Our Board of Directors has authorized the repurchase of up to $3.478 billion worth of our common stock through multiple authorizations. Currently, there is no expiration date for our common stock repurchase program.

Information regarding the repurchase of common stock during the three months ended March 31, 2018 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 2018	—	$—	—	$170,638,000
February 2018	602,000	72.20	602,000	127,172,000
March 2018	520,000	74.60	520,000	88,380,000
Total	1,122,000	$73.31	1,122,000

Item 6.    Exhibits.
The following is a list of exhibits filed as part of the Form 10-Q.

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32	Section 1350 Certifications.

99.1	Press release dated April 25, 2018 of SEI Investments Company related to the Company's financial and operating results for the first quarter ended March 31, 2018.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

37 of 38

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEI INVESTMENTS COMPANY

Date:	April 26, 2018	By:	/s/ Dennis J. McGonigle
Dennis J. McGonigle
Chief Financial Officer

38 of 38