Form 10-Q
period 2018-06-30
SEI INVESTMENTS CO
filed 2018-07-24
CIK 350894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q
________________________________________

(Mark One)*

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of July 16, 2018 was 156,826,030.

PART I.        FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements.

SEI Investments Company
Consolidated Balance Sheets
(unaudited)
(In thousands, except par value)

	June 30, 2018	December 31, 2017
Assets
Current Assets:
Cash and cash equivalents	$693,442	$744,247
Restricted cash	3,509	3,505
Receivables from investment products	53,386	56,666
Receivables, net of allowance for doubtful accounts of $605 and $695	314,631	282,706
Securities owned	28,981	21,526
Other current assets	36,248	31,158
Total Current Assets	1,130,197	1,139,808
Property and Equipment, net of accumulated depreciation of $323,992 and $309,955	144,330	146,428
Capitalized Software, net of accumulated amortization of $372,249 and $350,045	312,814	310,405
Investments Available for Sale	89,019	87,983
Investments in Affiliated Funds, at fair value	5,739	6,034
Investment in Unconsolidated Affiliate	51,810	59,492
Goodwill	65,249	52,990
Intangible Assets, net of accumulated amortization of $3,248 and $1,552	33,852	28,578
Deferred Contract Costs	21,521	—
Deferred Income Taxes	2,360	2,767
Other Assets, net	33,815	18,884
Total Assets	$1,890,706	$1,853,369
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Balance Sheets
(unaudited)
(In thousands, except par value)

	June 30, 2018	December 31, 2017
Liabilities and Equity
Current Liabilities:
Accounts payable	$7,519	$5,268
Accrued liabilities	193,832	265,058
Deferred revenue	5,587	4,723
Total Current Liabilities	206,938	275,049
Borrowings Under Revolving Credit Facility	—	30,000
Long-term Income Taxes Payable	9,629	10,629
Deferred Income Taxes	56,871	48,472
Other Long-term Liabilities	26,386	12,380
Total Liabilities	299,824	376,530
Commitments and Contingencies
Shareholders' Equity:
Common stock, $.01 par value, 750,000 shares authorized; 156,800 and 157,069 shares issued and outstanding	1,568	1,571
Capital in excess of par value	1,094,771	1,027,709
Retained earnings	522,764	467,467
Accumulated other comprehensive loss, net	(28,221)	(19,908)
Total Shareholders' Equity	1,590,882	1,476,839
Total Liabilities and Shareholders' Equity	$1,890,706	$1,853,369
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Statements of Operations
(unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Asset management, administration and distribution fees	$316,508	$289,682	$632,717	$569,143
Information processing and software servicing fees	88,322	82,649	177,711	163,172
Total revenues	404,830	372,331	810,428	732,315
Expenses:
Subadvisory, distribution and other asset management costs	45,209	43,907	90,414	87,059
Software royalties and other information processing costs	7,977	11,319	16,695	23,290
Compensation, benefits and other personnel	127,375	109,555	251,652	218,498
Stock-based compensation	5,323	6,259	10,518	12,439
Consulting, outsourcing and professional fees	50,441	48,335	99,148	91,484
Data processing and computer related	21,133	18,990	41,724	37,315
Facilities, supplies and other costs	17,783	17,575	35,396	33,500
Amortization	12,161	12,565	24,015	24,587
Depreciation	7,138	6,599	14,260	13,399
Total expenses	294,540	275,104	583,822	541,571
Income from operations	110,290	97,227	226,606	190,744
Net (loss) gain from investments	(139)	44	(549)	391
Interest and dividend income	3,162	1,686	5,664	3,029
Interest expense	(132)	(114)	(389)	(226)
Equity in earnings of unconsolidated affiliate	41,073	36,315	81,680	69,880
Income before income taxes	154,254	135,158	313,012	263,818
Income taxes	32,577	43,389	51,497	83,312
Net income	$121,677	$91,769	$261,515	$180,506
Basic earnings per common share	$0.77	$0.58	$1.66	$1.14
Shares used to compute basic earnings per share	157,542	158,325	157,488	158,708
Diluted earnings per common share	$0.75	$0.57	$1.61	$1.11
Shares used to compute diluted earnings per share	162,225	161,709	162,825	162,226
Dividends declared per common share	$0.30	$0.28	$0.30	$0.28
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Statements of Comprehensive Income
(unaudited)
(In thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
Net income		$121,677		$91,769		$261,515		$180,506
Other comprehensive (loss) gain, net of tax:
Foreign currency translation adjustments		(10,203)		7,222		(6,826)		9,710
Unrealized gain (loss) on investments:
Unrealized gains (losses) during the period, net of income taxes of $(52), $(51), $372 and $(32)	32		165		(1,325)		141
Less: reclassification adjustment for losses (gains) realized in net income, net of income taxes of $(31), $(53), $(46) and $(43)	112	144	111	276	(162)	(1,487)	89	230
Total other comprehensive (loss) gain, net of tax		(10,059)		7,498		(8,313)		9,940
Comprehensive income		$111,618		$99,267		$253,202		$190,446
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Condensed Statements of Cash Flows
(unaudited)
(In thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$261,515	$180,506
Adjustments to reconcile net income to net cash provided by operating activities (See Note 1)	1,361	4,351
Net cash provided by operating activities	262,876	184,857
Cash flows from investing activities:
Additions to property and equipment	(12,671)	(10,247)
Additions to capitalized software	(24,613)	(33,292)
Purchases of marketable securities	(74,957)	(28,703)
Prepayments and maturities of marketable securities	64,626	26,811
Cash paid for acquisition, net of cash acquired	(5,794)	—
Other investing activities	(10,500)	(1,450)
Net cash used in investing activities	(63,909)	(46,881)
Cash flows from financing activities:
Repayments under revolving credit facility	(30,000)	—
Purchase and retirement of common stock	(189,372)	(122,066)
Proceeds from issuance of common stock	69,958	29,127
Payment of dividends	(94,318)	(88,862)
Net cash used in financing activities	(243,732)	(181,801)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6,036)	8,488
Net decrease in cash, cash equivalents and restricted cash	(50,801)	(35,337)
Cash, cash equivalents and restricted cash, beginning of period	747,752	699,201
Cash, cash equivalents and restricted cash, end of period	$696,951	$663,864
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
Investment operations platforms consist of outsourcing services including fund and investment accounting, administration, reconciliation, investor servicing and client reporting. Revenues from investment operations platforms are recognized in Asset management, administration and distribution fees on the accompanying Consolidated Statements of Operations.
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain financial information and accompanying note disclosure normally included in the Company’s Annual Report on Form 10-K have been condensed or omitted. The interim financial information is unaudited but reflects all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position of the Company as of June 30, 2018, the results of operations for the three and six months ended June 30, 2018 and 2017, and cash flows for the six-month periods ended June 30, 2018 and 2017. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
The Company adopted the requirements of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (Accounting Standards Codification (ASC) 606 (ASC 606)) using the modified retrospective method during the six months ended June 30, 2018. As a result of the adoption of ASC 606, the Company recorded a cumulative effect adjustment of $14,402 to retained earnings as of January 1, 2018. Prior period information has not been restated (see following caption "Revenue Recognition"). The Company also adopted ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (see Note 6) and ASU No. 2016-18, Statement of Cash Flows, Restricted Cash (Topic 230) (see following caption "Statements of Cash Flows"). All amounts and disclosures set forth in this Form 10-Q have been updated to comply with the new standards.
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
•Research services provided by SIDCO, the Company’s broker-dealer subsidiary, to customers in soft-dollar arrangements were determined to be a separate performance obligation. Research services provided by a broker-dealer may be internally generated or provided by a third party and paid directly by the broker-dealer on the customer’s behalf. It was determined that SIDCO is considered an agent since it does not control the research services before they are transferred to the customer. Therefore, fees received for research services should be recorded in revenues net of amounts paid for the soft dollar arrangement. These amounts paid by the Company were previously recorded gross as an expense and, beginning January 1, 2018, are recorded net of any revenue recognized. The amounts related to soft dollar arrangements during the three months ended June 30, 2018 and 2017 were $3,265 and $3,429, respectively. The amounts related to soft dollar arrangements during the six months ended June 30, 2018 and 2017 were $7,232 and $7,502, respectively.
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
Cash and Cash Equivalents
Cash and cash equivalents includes $314,718 and $401,292 at June 30, 2018 and December 31, 2017, respectively, primarily invested in SEI-sponsored open-ended money market mutual funds. The SEI-sponsored mutual funds are Level 1 assets.
Restricted Cash
Restricted cash includes $3,000 at June 30, 2018 and December 31, 2017 segregated for regulatory purposes related to trade-execution services conducted by SEI Investments (Europe) Limited. Restricted cash also includes $509 and $505 at June 30, 2018 and December 31, 2017, respectively, segregated in special reserve accounts for the benefit of customers of the Company’s broker-dealer subsidiary, SEI Investments Distribution Co. (SIDCO), in accordance with certain rules established by the Securities and Exchange Commission (SEC) for broker-dealers.
Capitalized Software
The Company capitalized $24,613 and $33,292 of software development costs during the six months ended June 30, 2018 and 2017, respectively. The Company's software development costs primarily relate to the continued development of the SEI Wealth PlatformSM (the Platform). The Company capitalized $23,768 and $27,994 of software development costs for significant enhancements to the Platform during the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, the net book value of the Platform was $289,376. The net book value includes $36,189 of capitalized software development costs in-progress associated with future releases. The Platform has a weighted average remaining life of 8.4 years. Amortization expense for the Platform was $19,599 and $24,486 during the six months ended June 30, 2018 and 2017, respectively.
The Company also capitalized $845 and $5,298 of software development costs during the six months ended June 30, 2018 and 2017, respectively, related to an application for the Investment Managers segment. The application was placed into service during the first quarter 2018 with an estimated useful life of 5 years. The net book value of the application at June 30, 2018 was $23,438. Amortization expense for the application was $2,605 during the six months ended June 30, 2018.

Earnings per Share
The calculations of basic and diluted earnings per share for the three and six months ended June 30, 2018 and 2017 are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$121,677	$91,769	$261,515	$180,506
Shares used to compute basic earnings per common share	157,542,000	158,325,000	157,488,000	158,708,000
Dilutive effect of stock options	4,683,000	3,384,000	5,337,000	3,518,000
Shares used to compute diluted earnings per common share	162,225,000	161,709,000	162,825,000	162,226,000
Basic earnings per common share	$0.77	$0.58	$1.66	$1.14
Diluted earnings per common share	$0.75	$0.57	$1.61	$1.11

During the three months ended June 30, 2018 and 2017, employee stock options to purchase 6,221,000 and 11,255,000 shares of common stock with an average exercise price of $53.33 and $37.68, respectively, were outstanding but not included in the computation of diluted earnings per common share. During the six months ended June 30, 2018 and 2017, employee stock options to purchase 6,138,000 and 11,267,000 shares of common stock with an average exercise price of $53.03 and $37.69, respectively, were outstanding but not included in the computation of diluted earnings per common share. These options for the three and six month periods were not included in the computation of diluted earnings per common share because either the performance conditions have not been satisfied or would have been satisfied if the reporting date was the end of the contingency period or the option’s exercise price was greater than the average market price of the Company’s common stock and the effect on diluted earnings per common share would have been anti-dilutive.
Reclassifications
Certain prior year amounts have been reclassified to conform to current year presentation.
New Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (ASU 2016-02) requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model. Lessors will continue to classify leases as operating, direct financing or sales-type leases. The updated standard is effective for the Company beginning in the first quarter of 2019. Early adoption is permitted. As part of its project plan’s preliminary assessment and design implementation phases for the adoption of ASU 2016-02, the Company has adopted implementation controls that allows it to properly and timely adopt 2016-02 on the effective date. The Company will make continuous updates to the quarterly and year-end disclosures, with a focus on both status and internal controls over financial reporting. While the Company is not yet in a position to assess the full impact of the adoption of ASU 2016-02 on its consolidated financial statements and related disclosures, the Company is currently in the process of cataloging existing lease agreements and evaluating the transition method to be elected.
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
In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07) which simplifies the accounting for nonemployee share-based payment transactions. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. ASU 2018-07 is effective for the Company beginning in the first quarter of 2019. The Company is currently evaluating the impact of adopting ASU 2018-07 on its consolidated financial statements and related disclosures.
Statements of Cash Flows
For purposes of the Consolidated Statements of Cash Flows, the Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents.
The Company adopted ASU No. 2016-18, Statement of Cash Flows, Restricted Cash (Topic 230) (ASU 2016-18) on January 1, 2018 which requires that a statement of cash flows explain the change during the period for the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The prior period was retrospectively adjusted to conform to the current period’s presentation. There was no material impact to net cash flows for the six months ended June 30, 2017 as a result of including restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented on the accompanying Consolidated Condensed Statement of Cash Flows in accordance with ASU 2016-18.
The following table provides the details of the adjustments to reconcile net income to net cash provided by operating activities for the six months ended June 30:

	2018	2017
Net income	$261,515	$180,506
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,260	13,399
Amortization	24,015	24,587
Equity in earnings of unconsolidated affiliate	(81,680)	(69,880)
Distributions received from unconsolidated affiliate	89,362	75,142
Stock-based compensation	10,518	12,439
Provision for losses on receivables	(90)	157
Deferred income tax expense	4,893	918
Net loss (gain) from investments	549	(391)
Change in long-term income taxes payable	(1,000)	—
Change in other long-term liabilities	1,222	(503)
Change in other assets	(4,713)	122
Other	(3,206)	494
Change in current assets and liabilities
Decrease (increase) in
Receivables from investment products	3,280	12,713
Receivables	(31,835)	(34,744)
Other current assets	(5,090)	(4,378)
Increase (decrease) in
Accounts payable	2,251	(2,329)
Accrued liabilities	(22,121)	(23,324)
Deferred revenue	746	(71)
Total adjustments	1,361	4,351
Net cash provided by operating activities	$262,876	$184,857

Note 2.	Investment in Unconsolidated Affiliate
LSV Asset Management
The Company has an investment in LSV Asset Management (LSV), a registered investment advisor that provides investment advisory services primarily to institutions, including pension plans and investment companies. LSV is currently an investment sub-advisor for a limited number of SEI-sponsored investment products. The Company's partnership interest in LSV as of June 30, 2018 was 38.9 percent. The Company accounts for its interest in LSV using the equity method because of its less than 50 percent ownership. The Company’s interest in the net assets of LSV is reflected in Investment in unconsolidated affiliate on the accompanying Consolidated Balance Sheets and its interest in the earnings of LSV is reflected in Equity in earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Operations.
At June 30, 2018, the Company’s total investment in LSV was $51,810. The Company receives partnership distributions from LSV on a quarterly basis. The Company received partnership distributions from LSV of $89,362 and $75,142 in the six months ended June 30, 2018 and 2017, respectively. As such, the Company considers these distribution payments as returns on investment rather than returns of the Company's original investment in LSV and has therefore classified the associated cash inflows as an operating activity on the Consolidated Statements of Cash Flows.
The Company’s proportionate share in the earnings of LSV was $41,073 and $36,315 during the three months ended June 30, 2018 and 2017, respectively. During the six months ended June 30, 2018 and 2017, the Company’s proportionate share in the earnings of LSV was $81,680 and $69,880, respectively.
These tables contain condensed financial information of LSV:

Condensed Statement of Operations	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$132,111	$119,320	$263,829	$229,273
Net income	105,605	93,372	210,011	179,587

Condensed Balance Sheets	June 30, 2018	December 31, 2017
Current assets	$153,014	$155,239
Non-current assets	1,520	1,407
Total assets	$154,534	$156,646

Current liabilities	$63,594	$46,486
Partners’ capital	90,940	110,160
Total liabilities and partners’ capital	$154,534	$156,646

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
The Company is a party to expense limitation agreements with certain SEI-sponsored money market funds subject to Rule 2a-7 of the Investment Company Act of 1940 which establish a maximum level of ordinary operating expenses incurred by the fund in any fiscal year including, but not limited to, fees of the administrator or its affiliates. Under the terms of these agreements, the Company waived $6,372 and $6,606 in fees during the three months ended June 30, 2018 and 2017, respectively. During the six months ended June 30, 2018 and 2017, the Company waived $13,026 and $13,678, respectively, in fees.

Note 4.	Composition of Certain Financial Statement Captions
Receivables
Receivables on the accompanying Consolidated Balance Sheets consist of:

	June 30, 2018	December 31, 2017
Trade receivables	$85,113	$76,760
Fees earned, not billed	218,237	194,331
Other receivables	11,886	12,310
	315,236	283,401
Less: Allowance for doubtful accounts	(605)	(695)
	$314,631	$282,706

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
Property and Equipment
Property and Equipment on the accompanying Consolidated Balance Sheets consists of:

	June 30, 2018	December 31, 2017
Buildings	$154,305	$153,961
Equipment	121,442	115,546
Land	10,557	10,030
Purchased software	138,122	134,610
Furniture and fixtures	18,007	18,114
Leasehold improvements	18,464	18,017
Construction in progress	7,425	6,105
	468,322	456,383
Less: Accumulated depreciation	(323,992)	(309,955)
Property and Equipment, net	$144,330	$146,428

The Company recognized $14,260 and $13,399 in depreciation expense related to property and equipment for the six months ended June 30, 2018 and 2017, respectively.
Accrued Liabilities
Accrued liabilities on the accompanying Consolidated Balance Sheets consist of:

	June 30, 2018	December 31, 2017
Accrued employee compensation	$57,077	$88,960
Accrued consulting, outsourcing and professional fees	29,340	29,658
Accrued sub-advisory, distribution and other asset management fees	46,455	42,365
Accrued dividend payable	—	47,179
Accrued income taxes	14,387	5,583
Other accrued liabilities	46,573	51,313
Total accrued liabilities	$193,832	$265,058

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
The pricing policies and procedures applied for our Level 1 and Level 2 financial assets during the six months ended June 30, 2018 were consistent with those as described in our Annual Report on Form 10-K at December 31, 2017. The Company had no Level 3 financial assets at June 30, 2018 or December 31, 2017 that were required to be measured at fair value on a recurring basis. The Company's Level 3 financial liabilities at June 30, 2018 consist entirely of the estimated contingent consideration of $13,220 resulting from an acquisition (See Note 13). There was no material change in the fair value of the contingent consideration from the acquisition date through June 30, 2018. The Company had no Level 3 financial liabilities as of December 31, 2017 that were required to be measured at fair value on a recurring basis. There were no transfers of financial assets between levels within the fair value hierarchy during the six months ended June 30, 2018.
The fair value of certain financial assets of the Company was determined using the following inputs:

		Fair Value Measurements at the End of the Reporting Period Using
Assets	June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity available-for-sale securities	$11,042	$11,042	$—
Fixed-income available-for-sale securities	77,977	—	77,977
Fixed-income securities owned	28,981	—	28,981
Investment funds sponsored by LSV (1)	5,739
	$123,739	$11,042	$106,958

		Fair Value Measurements at the End of the Reporting Period Using
Assets	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity available-for-sale securities	$11,250	$11,250	$—
Fixed-income available-for-sale securities	76,733	—	76,733
Fixed-income securities owned	21,526	—	21,526
Investment funds sponsored by LSV (1)	6,034
	$115,543	$11,250	$98,259

(1) The fair value amounts presented in the tables above are intended to permit reconciliation of the fair value hierarchy to the amounts presented on the accompanying Consolidated Balance Sheets (See Note 6).

Note 6.    Marketable Securities
Investments Available for Sale
Investments available for sale classified as non-current assets consist of:

	At June 30, 2018
	Cost Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
SEI-sponsored mutual funds	$7,388	$96	$(355)	$7,129
Equities and other mutual funds	3,461	452	—	3,913
Debt securities	80,409	—	(2,432)	77,977
	$91,258	$548	$(2,787)	$89,019

	At December 31, 2017
	Cost Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
SEI-sponsored mutual funds	$7,369	$110	$(143)	$7,336
Equities and other mutual funds	3,456	458	—	3,914
Debt securities	77,745	—	(1,012)	76,733
	$88,570	$568	$(1,155)	$87,983

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
Net unrealized losses at June 30, 2018 and December 31, 2017 of the Company's available-for-sale debt securities were $1,873 (net of income tax benefit of $559) and $779 (net of income tax benefit of $233), respectively. These net unrealized losses are reported as a separate component of Accumulated other comprehensive loss on the accompanying Consolidated Balance Sheets.
There were no material realized gains or losses from available-for-sale securities during the six months ended June 30, 2018 and 2017. Gains and losses from available-for-sale securities, including amounts reclassified from accumulated comprehensive loss, are reflected in Net (loss) gain from investments on the accompanying Consolidated Statements of Operations.
Investments in Affiliated Funds
The Company has an investment in funds sponsored by LSV. The Company records this investment on the accompanying Consolidated Balance Sheets at fair value. Unrealized gains and losses from the change in fair value of these funds are recognized in Net (loss) gain from investments on the accompanying Consolidated Statements of Operations.
The investment primarily consists of U.S. dollar denominated funds that invest primarily in securities of Canadian, Australian and Japanese companies as well as various other global securities. The underlying securities held by the funds are translated into U.S. dollars within the funds. The funds had a fair value of $5,739 and $6,034 at June 30, 2018 and December 31, 2017, respectively. The Company recognized gains of $205 and $194 during the three months ended June 30, 2018 and 2017, respectively, from the change in fair value of the funds. The Company recognized losses of $295 and gains of $492 during the six months ended June 30, 2018 and 2017, respectively, from the change in fair value of the funds.
Securities Owned
The Company’s broker-dealer subsidiary, SIDCO, has investments in U.S. government agency securities with maturity dates less than one year. These investments are reflected as Securities owned on the accompanying Consolidated Balance Sheets. Due to specialized accounting practices applicable to investments by broker-dealers, the securities are reported at fair value and changes in fair value are recorded in current period earnings. The securities had a fair value of $28,981 and $21,526 at June 30, 2018 and December 31, 2017, respectively. There were no material net gains or losses related to the securities during the three and six months ended June 30, 2018 and 2017.

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
In July 2017, the Company borrowed $40,000 under the Credit Facility for the funding of an acquisition. In October 2017, the Company made a principal payment of $10,000. During the six months ended June 30, 2018, the Company made additional principal payments of $30,000 to fully repay the remaining outstanding balance of the Credit Facility. The Company was in compliance with all covenants of the Credit Facility during the six months ended June 30, 2018. As of July 16, 2018, the amount of the Credit Facility that is available for general corporate purposes was $300,000.

Note 8.    Shareholders’ Equity
Stock-Based Compensation
The Company has only non-qualified stock options outstanding under its equity compensation plans. All outstanding stock options have performance-based vesting provisions specific to each option grant that tie the vesting of the applicable stock options to the Company’s financial performance. The Company’s stock options vest at a rate of 50 percent when a specified diluted earnings per share target is achieved, and the remaining 50 percent when a second, higher specified diluted earnings per share target is achieved. Options do not vest due to the passage of time but solely as a result of achievement of the financial vesting targets. Options granted in December 2017 include a service condition which requires a minimum two or four year waiting period from the grant date along with the attainment of the applicable financial vesting target. Earnings per share targets are established at time of grant and exclude the impact of stock-based compensation and, for earnings per share targets for the options granted in December 2017, also exclude income tax expense. The targets are measured annually on December 31. The amount of stock-based compensation expense recognized in the period is based upon management’s estimate of when the earnings per share targets may be achieved. Any change in management’s estimate could result in the remaining amount of stock-based compensation expense to be accelerated, spread out over a longer period, or reversed. This may cause volatility in the recognition of stock-based compensation expense in future periods and could materially affect the Company’s earnings.
The Company recognized stock-based compensation expense in its Consolidated Financial Statements in the three and six months ended June 30, 2018 and 2017, respectively, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock-based compensation expense	$5,323	$6,259	$10,518	$12,439
Less: Deferred tax benefit	(1,142)	(2,189)	(2,245)	(4,342)
Stock-based compensation expense, net of tax	$4,181	$4,070	$8,273	$8,097
As of June 30, 2018, there was approximately $54,314 of unrecognized compensation cost remaining related to unvested employee stock options that management expects will vest and is being amortized.

The Company issues new common shares associated with the exercise of stock options. The total intrinsic value of options exercised during the six months ended June 30, 2018 was $111,031. The total options exercisable as of June 30, 2018 had an intrinsic value of $271,157. The total intrinsic value for options exercisable is calculated as the difference between the market value of the Company’s common stock as of June 30, 2018 and the weighted average exercise price of the shares. The market value of the Company’s common stock as of June 30, 2018 was $62.52 as reported by the Nasdaq Stock Market, LLC. The weighted average exercise price of the options exercisable as of June 30, 2018 was $29.36. Total options that were outstanding as of June 30, 2018 were 14,399,000. Total options that were exercisable as of June 30, 2018 were 8,178,000.
Common Stock Buyback
The Company’s Board of Directors, under multiple authorizations, has authorized the repurchase of the Company’s common stock on the open market or through private transactions. The Company purchased 2,751,000 shares at a total cost of $186,900 during the six months ended June 30, 2018, which reduced the total shares outstanding of common stock. The cost of stock purchases during the period includes the cost of certain transactions that settled in the following quarter. As of June 30, 2018, the Company had approximately $183,738 of authorization remaining for the purchase of common stock under the program.
The Company immediately retires its common stock when purchased. Upon retirement, the Company reduces Capital in excess of par value for the average capital per share outstanding and the remainder is charged against Retained earnings. If the Company reduces its Retained earnings to zero, any subsequent purchases of common stock will be charged entirely to Capital in excess of par value.
Cash Dividend
On May 30, 2018, the Board of Directors declared a cash dividend of $0.30 per share on the Company's common stock, which was paid on June 22, 2018, to shareholders of record on June 14, 2018. Cash dividends declared during the six months ended June 30, 2018 and 2017 were $47,139 and $44,264, respectively.

Note 9.    Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss, net of tax, are as follows:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Investments	Accumulated Other Comprehensive Loss
Balance, January 1, 2018	$(19,522)	$(386)	$(19,908)

Other comprehensive gain before reclassifications	(6,826)	(1,325)	(8,151)
Amounts reclassified from accumulated other comprehensive loss	—	(162)	(162)
Net current-period other comprehensive gain	(6,826)	(1,487)	(8,313)

Balance, June 30, 2018	$(26,348)	$(1,873)	$(28,221)

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
The information in the following tables is derived from the Company’s internal financial reporting used for corporate management purposes. There are no inter-segment revenues for the three and six months ended June 30, 2018 and 2017. Management evaluates Company assets on a consolidated basis during interim periods. The accounting policies of the reportable business segments are the same as those described in Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
The following tables highlight certain financial information about each of the Company’s business segments for the three months ended June 30, 2018 and 2017.

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Three Months Ended June 30, 2018
Revenues	$121,126	$99,890	$83,434	$97,566	$2,814	$404,830
Expenses	114,842	53,052	40,871	63,321	5,940	278,026
Operating profit (loss)	$6,284	$46,838	$42,563	$34,245	$(3,126)	$126,804

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Three Months Ended June 30, 2017
Revenues	$116,184	$92,746	$78,068	$83,616	$1,717	$372,331
Expenses	112,353	49,380	38,668	53,847	5,124	259,372
Operating profit (loss)	$3,831	$43,366	$39,400	$29,769	$(3,407)	$112,959

A reconciliation of the total operating profit reported for the business segments to income from operations in the Consolidated Statements of Operations for the three months ended June 30, 2018 and 2017 is as follows:

	2018	2017
Total operating profit from segments	$126,804	$112,959
Corporate overhead expenses	(16,514)	(15,732)
Income from operations	$110,290	$97,227

The following tables provide additional information for the three months ended June 30, 2018 and 2017 pertaining to our business segments:

	Capital Expenditures (1)		Depreciation
	2018	2017	2018	2017
Private Banks	$9,529	$9,479	$3,323	$4,172
Investment Advisors	4,284	3,698	1,105	802
Institutional Investors	997	1,086	452	244
Investment Managers	3,370	8,665	1,806	1,028
Investments in New Businesses	240	153	155	171
Total from business segments	$18,420	$23,081	$6,841	$6,417
Corporate overhead	366	392	297	182
	$18,786	$23,473	$7,138	$6,599
(1) Capital expenditures include additions to property and equipment and capitalized software.

	Amortization
	2018	2017
Private Banks	$6,747	$8,876
Investment Advisors	2,401	2,897
Institutional Investors	427	426
Investment Managers	2,345	275
Investments in New Businesses	184	41
Total from business segments	$12,104	$12,515
Corporate overhead	57	50
	$12,161	$12,565

The following tables highlight certain financial information about each of the Company’s business segments for the six months ended June 30, 2018 and 2017.

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Six Months Ended June 30, 2018
Revenues	$243,290	$199,082	$168,925	$194,421	$4,710	$810,428
Expenses	227,044	105,505	82,120	126,659	11,038	552,366
Operating profit (loss)	$16,246	$93,577	$86,805	$67,762	$(6,328)	$258,062

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Six Months Ended June 30, 2017
Revenues	$228,818	$180,984	$155,072	$164,103	$3,338	$732,315
Expenses	220,903	96,919	77,496	105,912	10,004	511,234
Operating profit (loss)	$7,915	$84,065	$77,576	$58,191	$(6,666)	$221,081

A reconciliation of the total operating profit reported for the business segments to income from operations in the Consolidated Statements of Operations for the six months ended June 30, 2018 and 2017 is as follows:

	2018	2017
Total operating profit from segments	$258,062	$221,081
Corporate overhead expenses	(31,456)	(30,337)
Income from operations	$226,606	$190,744

The following tables provide additional information for the six months ended June 30, 2018 and 2017 pertaining to our business segments:

	Capital Expenditures (1)		Depreciation
	2018	2017	2018	2017
Private Banks	$19,768	$22,329	$6,642	$8,582
Investment Advisors	8,544	8,230	2,210	1,535
Institutional Investors	1,964	1,897	900	471
Investment Managers	5,890	10,280	3,615	1,944
Investments in New Businesses	444	259	305	539
Total from business segments	$36,610	$42,995	$13,672	$13,071
Corporate Overhead	674	544	588	328
	$37,284	$43,539	$14,260	$13,399

	Amortization
	2018	2017
Private Banks	$13,374	$17,339
Investment Advisors	4,758	5,747
Institutional Investors	854	749
Investment Managers	4,690	491
Investments in New Businesses	224	160
Total from business segments	$23,900	$24,486
Corporate Overhead	115	101
	$24,015	$24,587

Note 11.    Income Taxes
The gross liability for unrecognized tax benefits at June 30, 2018 and December 31, 2017 was $15,167 and $14,480, respectively, exclusive of interest and penalties, of which $14,546 and $13,737 would affect the effective tax rate if the Company were to recognize the tax benefit.
The Company classifies interest and penalties on unrecognized tax benefits as income tax expense. As of June 30, 2018 and December 31, 2017, the combined amount of accrued interest and penalties related to tax positions taken on tax returns was $1,379 and $1,175, respectively.

	June 30, 2018	December 31, 2017
Gross liability for unrecognized tax benefits, exclusive of interest and penalties	$15,167	$14,480
Interest and penalties on unrecognized benefits	1,379	1,175
Total gross uncertain tax positions	$16,546	$15,655
Amount included in Current liabilities	$2,944	$3,275
Amount included in Other long-term liabilities	13,602	12,380
	$16,546	$15,655

The Company's effective income tax rate for the three and six months ended June 30, 2018 and 2017 differs from the federal income tax statutory rate due to the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Statutory rate	21.0%	35.0%	21.0%	35.0%
State taxes, net of federal tax benefit	2.3	1.7	2.3	1.7
Foreign tax expense and tax rate differential	(0.1)	(1.0)	(0.1)	(1.0)
Tax benefit from stock option exercises	(2.0)	(3.0)	(6.5)	(3.6)
Other, net	(0.1)	(0.6)	(0.2)	(0.5)
	21.1%	32.1%	16.5%	31.6%

The decrease in the effective tax rates for the three and six months ended June 30, 2018 was primarily due to the tax changes enacted in the 2017 Tax Cut and Jobs Act (The Tax Act). The Tax Act was enacted on December 22, 2017 and included a permanent reduction in the corporate tax rate from 35.0 percent to 21.0 percent. The Company's effective tax rates were also positively impacted by the excess tax benefits recognized on stock-based compensation expense.
The Tax Act also imposed a territorial rather than worldwide system which requires a one-time transition tax on the repatriation of previously deferred foreign earnings. The Company's estimate of the one-time transition tax as of June 30, 2018 was $11,544. The Company made a payment of $1,000 during the six months ended June 30, 2018. Of the remaining amount payable related to the transition tax, $915 is expected to be paid within one year and $9,629 is included in Long-term income taxes payable on the accompanying Consolidated Balance Sheet.
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

Note 13.    Business Acquisition
On April 2, 2018, the Company acquired all ownership interests of Huntington Steele, LLC (Huntington Steele), a registered investment advisor based in Seattle, Washington servicing the ultra-high-net-worth market, to enhance the Company's business development and research efforts in an additional geographic region. Under the acquisition method of accounting, the total purchase price was preliminarily allocated to Huntington Steele's net tangible and intangible assets based upon their estimated fair values as of April 2, 2018 based on management’s best estimates and assumptions as of the reporting date and are considered preliminary pending finalization of valuation analyses pertaining to the intangible assets acquired and the contingent consideration. The total estimated purchase price for Huntington Steele is $19,014, which includes $5,794 in cash consideration, net of $125 in cash acquired, and an estimated contingent purchase price of $13,220. The contingent purchase price consists of amounts payable to the sellers upon the attainment of specified financial measures determined at various intervals over the next five years. The current portion of the contingent purchase price is included in Accrued liabilities on the accompanying Balance Sheet. The long-term portion of the contingent consideration is included in Other long-term liabilities on the accompanying Balance Sheet.
The results of operations of Huntington Steele, as well as all tangible and intangible assets resulting from the transaction, are included in the Investments in New Businesses segment. Amortization expense related to the intangible assets acquired was $144 during the period ended June 30, 2018. Any goodwill generated from the acquisition is fully deductible for income tax purposes.
Pro forma information has not been presented because the effect of the Huntington Steele acquisition is not material to the Company's consolidated financial results.

Note 14.    Goodwill and Intangible Assets
On April 2, 2018, the Company acquired all ownership interests of Huntington Steele (See Note 13). The excess purchase price over the value of the identifiable intangible assets was preliminarily allocated to goodwill and is included on the accompanying Consolidated Balance Sheet.
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
The change in the gross carrying amount of the Company's goodwill and intangible assets during the six months ended June 30, 2018 was due to the acquisition of Huntington Steele. The Company recognized $1,696 of amortization expense related to the intangible assets acquired from Archway and Huntington Steele during the six months ended June 30, 2018.

Note 15.    Revenues from Contracts with Customers
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
Disaggregation of Revenue
The following tables provide additional information pertaining to our revenues disaggregated by major product line and primary geographic market based on the location of the use of the products or services for each of the Company’s business segments for the three and six months ended June 30, 2018:

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
Major Product Lines:	For the Three Months Ended June 30, 2018
Investment management fees from pooled investment products	$35,164	$72,481	$15,347	$239	$237	$123,468
Investment management fees from investment management agreements	214	23,389	67,608	80	2,549	93,840
Investment operations fees	375	—	—	88,311	—	88,686
Investment processing fees - PaaS	43,915	—	—	642	—	44,557
Investment processing fees - SaaS	35,453	—	—	2,370	—	37,823
Professional services fees	4,195	—	—	1,981	—	6,176
Account fees and other	1,810	4,020	479	3,943	28	10,280
Total revenues	$121,126	$99,890	$83,434	$97,566	$2,814	$404,830

Primary Geographic Markets:
United States	$75,669	$99,890	$64,048	$92,845	$2,814	$335,266
United Kingdom	29,005	—	13,894	—	—	42,899
Canada	11,516	—	2,134	—	—	13,650
Ireland	4,936	—	3,027	4,721	—	12,684
Other	—	—	331	—	—	331
Total revenues	$121,126	$99,890	$83,434	$97,566	$2,814	$404,830

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
Major Product Lines:	For the Six Months Ended June 30, 2018
Investment management fees from pooled investment products	$70,354	$144,899	$31,205	$239	$462	$247,159
Investment management fees from investment management agreements	412	46,153	136,884	163	4,183	187,795
Investment operations fees	757	—	—	175,766	—	176,523
Investment processing fees - PaaS	88,500	—	—	1,125	—	89,625
Investment processing fees - SaaS	70,055	—	—	4,735	—	74,790
Professional services fees	9,614	—	—	3,868	—	13,482
Account fees and other	3,598	8,030	836	8,525	65	21,054
Total revenues	$243,290	$199,082	$168,925	$194,421	$4,710	$810,428

Primary Geographic Markets:
United States	$153,802	$199,082	$128,816	$184,604	$4,710	$671,014
United Kingdom	56,530	—	28,681	—	—	85,211
Canada	23,117	—	4,805	—	—	27,922
Ireland	9,841	—	5,454	9,817	—	25,112
Other	—	—	1,169	—	—	1,169
Total revenues	$243,290	$199,082	$168,925	$194,421	$4,710	$810,428

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
Investment operations fees - Revenues earned from accounting and administrative services, distribution support services and regulatory and compliance services to investment management firms and family offices. The Company contracts directly with the investment management firm or family office. The contractual fees are stated as a percentage of net assets under administration and billed when asset valuations are finalized. Revenues are recognized in Asset management, administration and distribution fees on the accompanying Consolidated Statements of Operations.
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
Deferred Contract Costs
Deferred contract costs, which primarily consist of deferred sales commissions, were $21,521 as of June 30, 2018. The Company deferred expenses related to contract costs of $2,267 and $4,083 during the three and six months ended June 30, 2018, respectively. Amortization expense related to deferred contract costs were $619 and $1,201 during the three and six months ended June 30, 2018, respectively. There was no impairment loss in relation to deferred contract costs during the six months ended June 30, 2018.

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

Overview
Consolidated Summary
We are a leading global provider of investment processing, investment management and investment operations platforms. We help corporations, financial institutions, financial advisors and ultra-high-net-worth families create and manage wealth by providing comprehensive, innovative, investment and investment-business platforms. Investment processing fees are earned as monthly fees for contracted services, including computer processing services, software licenses and investment operations services, as well as transaction-based fees for providing securities valuation and trade-execution. Investment operations and investment management fees are earned as a percentage of average assets under management, administration or advised assets. As of June 30, 2018, through our subsidiaries and partnerships in which we have a significant interest, we manage, advise or administer $881.6 billion in hedge, private equity, mutual fund and pooled or separately managed assets, including $331.1 billion in assets under management and $545.1 billion in client assets under administration. Our affiliate, LSV Asset Management (LSV), manages $106.5 billion of assets which are included as assets under management.
Our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017 were:

	Three Months Ended June 30,		Percent Change*	Six Months Ended June 30,		Percent Change*
	2018	2017		2018	2017
Revenues	$404,830	$372,331	9%	$810,428	$732,315	11%
Expenses	294,540	275,104	7%	583,822	541,571	8%
Income from operations	110,290	97,227	13%	226,606	190,744	19%
Net (loss) gain from investments	(139)	44	NM	(549)	391	NM
Interest income, net of interest expense	3,030	1,572	93%	5,275	2,803	88%
Equity in earnings from unconsolidated affiliate	41,073	36,315	13%	81,680	69,880	17%
Income before income taxes	154,254	135,158	14%	313,012	263,818	19%
Income taxes	32,577	43,389	(25)%	51,497	83,312	(38)%
Net income	121,677	91,769	33%	261,515	180,506	45%
Diluted earnings per common share	$0.75	$0.57	32%	$1.61	$1.11	45%
* Variances noted "NM" indicate the percent change is not meaningful.
The following items had a significant impact on our financial results for the three and six months ended June 30, 2018 and 2017:

•
Revenue growth was primarily driven by higher Asset management, administration and distribution fees from market appreciation and positive cash flows from new and existing clients. Our average assets under management, excluding LSV, increased $25.0 billion, or 12 percent, to $230.3 billion in the first six months of 2018 as compared to $205.3 billion during the first six months of 2017. Our average assets under administration increased $54.9 billion, or 11 percent, to $537.8 billion in the first six months of 2018 as compared to $482.9 billion during the first six months of 2017.

•
Information processing and software servicing fees in our Private Banks segment increased $9.7 million during the first six months of 2018 primarily due to increased assets from new and existing clients processed on the SEI Wealth Platform.

•
Revenues from our acquisition of SEI Archway were $11.1 million during the first six months of 2018. SEI Archway was acquired during the third quarter 2017 and is reported in our Investment Managers segment.

•
Our proportionate share in the earnings of LSV increased to $81.7 million in the first six months of 2018 as compared to $69.9 million in the first six months of 2017 primarily due to increased assets under management from LSV's existing clients due to market appreciation and cash inflows from new clients.

•
Our operating expenses, primarily personnel costs, increased across all of our business segments. These expenses primarily consist of operational, technology and marketing costs and are mainly related to servicing existing clients and acquiring new clients. In addition, our Investment Managers segment includes personnel costs related to SEI Archway. These operating expenses are included in Compensation, benefits and other personnel costs on the accompanying Consolidated Statements of Operations.

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

•
We capitalized $23.8 million in the first six months of 2018 for the SEI Wealth Platform as compared to $28.0 million in the first six months of 2017. Amortization expense related to the Platform decreased to $19.6 million during the first six months of 2018 as compared to $24.5 million during the first six months of 2017 due to the adjustment to the estimated useful life of the Platform effective in the fourth quarter 2017.

•
During the first six months of 2018, we placed into service an application developed for the Investment Managers segment. This new offering includes components that leverage upon the current infrastructure and add significant enhancements designed to aggregate, transact and process data. Amortization expense related to the application was $2.6 million during the first six months of 2018.

•
As we continue the development of new elements of the Platform, our expenses related to maintenance and support have increased. These costs are primarily recognized in personnel and consulting costs and are not eligible for capitalization. These increased costs primarily impacted the Private Banks and Investment Advisors business segments.

•
Our effective tax rate during the second quarter of 2018 was 21.1 percent as compared to 32.1 percent during the second quarter of 2017. Our effective tax rate was 16.5 percent during the first six months of 2018 as compared to 31.6 percent during the first six months of 2017. The decline in our effective tax rate was primarily due to the tax changes enacted in the 2017 Tax Cut and Jobs Act (The Tax Act). In addition, the rate for both periods were favorably impacted by tax benefits from stock option exercise activity (See the caption "Income Taxes" later in this discussion for more information).

•	We continued our stock repurchase program during 2018 and purchased 2.8 million shares for $186.9 million in the six month period.
Impact of Adopting Revenue Recognition Guidance
On January 1, 2018, we adopted Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (Accounting Standards Codification 606 (ASC 606), which provides accounting guidance on the recognition of revenues from contracts with customers and impacts the presentation of certain revenues and expenses in our consolidated financial statements. ASC 606 is applied prospectively from January 1, 2018 and reported financial results from the prior comparable period have not been revised.
ASC 606 did not change the accounting for the majority of our revenue arrangements and did not have a material impact to our consolidated financial statements. The impact from the adoption of ASC 606 to our financial results during the three and six months ended June 30, 2018 is primarily related to research services provided to customers in soft-dollar arrangements by SIDCO, our broker-dealer subsidiary, and the deferral of incremental contract acquisition costs. Under the new revenue standard, fees received for research services by SIDCO are recorded net of amounts paid for the soft dollar arrangement. The amounts we paid under these arrangements were previously recorded as an expense. The impact of this change in presentation was a decline in both revenues and expenses of $3.3 million and $7.2 million during the three and six months ended June 30, 2018, respectively. There was no impact to our net income as a result of this change. Also under the new revenue standard, costs incurred to acquire client contracts are deferred and recognized over the expected client life. During the three and six months ended June 30, 2018, we deferred $2.3 million and $4.1 million, respectively, in expenses related to contract acquisition costs (See Note 1 to the Notes to Consolidated Financial Statements).

Ending Asset Balances
(In millions)

	As of June 30,		Percent Change
	2018	2017
Private Banks:
Equity and fixed-income programs	$22,448	$20,185	11%
Collective trust fund programs	4	4	—%
Liquidity funds	3,471	3,589	(3)%
Total assets under management	$25,923	$23,778	9%
Client assets under administration	22,435	20,951	7%
Total assets	$48,358	$44,729	8%
Investment Advisors:
Equity and fixed-income programs	62,227	57,358	8%
Collective trust fund programs	5	5	—%
Liquidity funds	3,101	2,451	27%
Total assets under management	$65,333	$59,814	9%
Institutional Investors:
Equity and fixed-income programs	83,687	81,723	2%
Collective trust fund programs	73	80	(9)%
Liquidity funds	2,594	2,468	5%
Total assets under management	$86,354	$84,271	2%
Advised assets	4,544	4,255	7%
Total assets	90,898	88,526	3%
Investment Managers:
Equity and fixed-income programs	95	92	3%
Collective trust fund programs	45,213	42,662	6%
Liquidity funds	496	999	(50)%
Total assets under management	$45,804	$43,753	5%
Client assets under administration (A)	522,700	476,543	10%
Total assets	$568,504	$520,296	9%
Investments in New Businesses:
Equity and fixed-income programs	1,120	997	12%
Liquidity funds	106	46	130%
Total assets under management	$1,226	$1,043	18%
Advised assets (B)	807	69	NM
Total assets	2,033	1,112	83%
LSV:
Equity and fixed-income programs (C)	$106,505	$95,700	11%
Total:
Equity and fixed-income programs (D)	276,082	256,055	8%
Collective trust fund programs	45,295	42,751	6%
Liquidity funds	9,768	9,553	2%
Total assets under management	$331,145	$308,359	7%
Advised assets	5,351	4,324	24%
Client assets under administration (E)	545,135	497,494	10%
Total assets under management, advisement and administration	$881,631	$810,177	9%

(A)
Client assets under administration in the Investment Managers segment include $42.7 billion of assets that require limited services and therefore are at fee levels below our normal full service assets (as of June 30, 2018). In addition, these assets as of June 30, 2018 also include approximately $14.2 billion administered by SEI Archway that were not included in prior periods.

(B)
Advised assets in the Investments in New Businesses segment as of June 30, 2018 include assets of approximately $800 million from the acquisition of Huntington Steele (See Note 13 to the Notes to Consolidated Financial Statements).

(C)
Equity and fixed-income programs include assets managed by LSV in which fees are based on performance only. A portion of these assets were not included in prior period reported assets. The ending asset balance for LSV as of June 30, 2017 was revised from $94.8 billion to include managed assets in which fees are based on performance only. The ending value of these assets as of June 30, 2018 and 2017 was $2.3 billion and $2.0 billion, respectively.

(D)	Equity and fixed-income programs include $5.7 billion of assets invested in asset allocation funds at June 30, 2018.

(E)	In addition to the numbers presented, SEI also administers an additional $11.6 billion in Funds of Funds assets (as of June 30, 2018) on which SEI does not earn an administration fee.

Average Asset Balances
(In millions)

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2018	2017		2018	2017
Private Banks:
Equity and fixed-income programs	$22,870	$19,610	17%	$23,141	$19,054	21%
Collective trust fund programs	4	5	(20)%	4	5	(20)%
Liquidity funds	3,516	3,677	(4)%	3,618	3,864	(6)%
Total assets under management	$26,390	$23,292	13%	$26,763	$22,923	17%
Client assets under administration	22,605	21,166	7%	23,002	20,695	11%
Total assets	$48,995	$44,458	10%	$49,765	$43,618	14%
Investment Advisors:
Equity and fixed-income programs	62,890	56,319	12%	62,770	55,383	13%
Collective trust fund programs	5	5	—%	5	5	—%
Liquidity funds	2,429	2,390	2%	2,360	2,475	(5)%
Total assets under management	$65,324	$58,714	11%	$65,135	$57,863	13%
Institutional Investors:
Equity and fixed-income programs	85,045	80,561	6%	86,126	79,207	9%
Collective trust fund programs	72	85	(15)%	75	88	(15)%
Liquidity funds	2,621	2,861	(8)%	2,763	2,876	(4)%
Total assets under management	$87,738	$83,507	5%	$88,964	$82,171	8%
Advised assets	4,301	3,687	17%	4,342	3,406	27%
Total assets	92,039	87,194	6%	93,306	85,577	9%
Investment Managers:
Equity and fixed-income programs	109	84	30%	103	80	29%
Collective trust fund programs	45,646	41,615	10%	47,445	40,348	18%
Liquidity funds	649	937	(31)%	742	899	(17)%
Total assets under management	$46,404	$42,636	9%	$48,290	$41,327	17%
Client assets under administration (A)	522,679	470,701	11%	514,815	462,234	11%
Total assets	$569,083	$513,337	11%	$563,105	$503,561	12%
Investments in New Businesses:
Equity and fixed-income programs	1,090	954	14%	1,098	932	18%
Liquidity funds	95	64	48%	83	64	30%
Total assets under management	$1,185	$1,018	16%	$1,181	$996	19%
Advised assets (B)	813	73	NM	432	78	NM
Total assets	1,998	1,091	83%	1,613	1,074	50%
LSV:
Equity and fixed-income programs (C)	$108,380	$94,010	15%	$109,142	$92,580	18%
Total:
Equity and fixed-income programs	280,384	251,538	11%	282,380	247,236	14%
Collective trust fund programs	45,727	41,710	10%	47,529	40,446	18%
Liquidity funds	9,310	9,929	(6)%	9,566	10,178	(6)%
Total assets under management	$335,421	$303,177	11%	$339,475	$297,860	14%
Advised assets	5,114	3,760	36%	4,774	3,484	37%
Client assets under administration	545,284	491,867	11%	537,817	482,929	11%
Total assets under management, advisement and administration	$885,819	$798,804	11%	$882,066	$784,273	12%

(A) Client assets under administration in the Investment Managers segment in the second quarter 2018 include approximately $13.9 billion of average asset balances administered by SEI Archway that were not included in prior periods.
(B) Advised assets in the Investments in New Businesses segment for the three and six months ended June 30, 2018 include assets from the acquisition of Huntington Steele (See Note 13 to the Notes to Consolidated Financial Statements).
(C) Equity and fixed-income programs include assets managed by LSV in which fees are based on performance only. A portion of these assets were not included in prior period reported assets. The average asset balances for LSV for the three and six months ended June 30, 2017 were revised from $93.1 billion and $91.7 billion, respectively, to include managed assets in which fees are based on performance only. The average value of these assets for the three months ended June 30, 2018 and 2017 was $2.3 billion and $2.0 billion, respectively. The average value of these assets for the six months ended June 30, 2018 and 2017 was $2.3 billion and $1.9 billion, respectively.

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

Business Segments
Revenues, Expenses and Operating Profit (Loss) for our business segments for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 were as follows:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2018	2017		2018	2017
Private Banks:
Revenues	$121,126	$116,184	4%	$243,290	$228,818	6%
Expenses	114,842	112,353	2%	227,044	220,903	3%
Operating Profit	$6,284	$3,831	64%	$16,246	$7,915	105%
Operating Margin	5%	3%		7%	3%
Investment Advisors:
Revenues	$99,890	$92,746	8%	$199,082	$180,984	10%
Expenses	53,052	49,380	7%	105,505	96,919	9%
Operating Profit	$46,838	$43,366	8%	$93,577	$84,065	11%
Operating Margin	47%	47%		47%	46%
Institutional Investors:
Revenues	$83,434	$78,068	7%	$168,925	$155,072	9%
Expenses	40,871	38,668	6%	82,120	77,496	6%
Operating Profit	$42,563	$39,400	8%	$86,805	$77,576	12%
Operating Margin	51%	50%		51%	50%
Investment Managers:
Revenues	$97,566	$83,616	17%	$194,421	$164,103	18%
Expenses	63,321	53,847	18%	126,659	105,912	20%
Operating Profit	$34,245	$29,769	15%	$67,762	$58,191	16%
Operating Margin	35%	36%		35%	35%
Investments in New Businesses:
Revenues	$2,814	$1,717	64%	$4,710	$3,338	41%
Expenses	5,940	5,124	16%	11,038	10,004	10%
Operating Loss	$(3,126)	$(3,407)	NM	$(6,328)	$(6,666)	NM
For additional information pertaining to our business segments, see Note 10 to the Consolidated Financial Statements.

Private Banks

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2018	2017		2018	2017
Revenues:
Information processing and software servicing fees	$85,398	$82,148	4%	$171,843	$162,180	6%
Asset management, administration & distribution fees	35,728	34,036	5%	71,447	66,638	7%
Total revenues	$121,126	$116,184	4%	$243,290	$228,818	6%
Revenues increased $4.9 million, or four percent, in the three month period and increased $14.5 million, or six percent, in the six month period ended June 30, 2018 and were primarily affected by:

•	Increased recurring investment processing fees from the growth in new and existing client assets processed on the SEI Wealth Platform;

•	Increased investment management fees from existing U.S. and international clients due to increased net cash flows and higher average assets under management due to market appreciation; and

•	The positive impact from foreign currency exchange rate fluctuations between the U.S. dollar and the British pound on our foreign operations; partially offset by

•
The reclassification of direct expenses related to trade execution fees of $3.3 million and $7.2 million during the second quarter and six month period ended June 30, 2018, respectively, due to the adoption of ASC 606; and

•	Decreased investment processing fees from the loss of TRUST 3000® clients.
Operating margins increased to five percent compared to three percent in the three month period and increased to seven percent compared to three percent in the six month period. Operating income increased by $2.5 million, or 64 percent, in the three month period and increased $8.3 million, or 105 percent, in the six month period and was primarily affected by:

•	An increase in revenues;

•	Decreased amortization expense related to the SEI Wealth Platform due to the adjustment to the estimated useful life effective in the fourth quarter 2017;

•	Decreased sales compensation expense from the deferral of sales commissions costs due to the adoption of ASC 606; and

•	The net positive impact from foreign currency exchange rate fluctuations between the U.S. dollar and the British pound on our foreign operations; partially offset by

•	Increased non-capitalized costs, mainly personnel and consulting costs, related to maintenance, support and client migrations to the SEI Wealth Platform; and

•	Increased salary and incentive compensation costs.

Investment Advisors

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2018	2017		2018	2017
Revenues:
Investment management fees-SEI fund programs	$73,451	$68,969	6%	$146,786	$134,969	9%
Separately managed account fees	22,419	19,650	14%	44,267	37,908	17%
Other fees	4,020	4,127	(3)%	8,029	8,107	(1)%
Total revenues	$99,890	$92,746	8%	$199,082	$180,984	10%
Revenues increased $7.1 million, or eight percent, in the three month period and increased $18.1 million, or ten percent, in the six month period ended June 30, 2018 and were primarily affected by:

•
Increased investment management fees and separately managed account program fees due to higher assets under management caused by market appreciation and positive cash flows from new and existing advisors.

Operating margin remained at 47 percent in the three month period and increased to 47 percent compared to 46 percent in the six month period. Operating income increased $3.5 million, or eight percent, in the three month period and increased $9.5 million, or 11 percent, in the six month period and was primarily affected by:

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

Institutional Investors
Revenues increased $5.4 million, or seven percent, in the three month period and increased $13.9 million, or nine percent, in the six month period ended June 30, 2018 and were primarily affected by:

•	Asset funding from new sales of our investment management platforms;

•	Increased investment management fees from existing clients due to higher assets under management caused by market appreciation; and

•	The positive impact from foreign currency exchange rate fluctuations between the U.S. dollar and the British pound on our foreign operations; partially offset by

•	Client losses.
Operating margins increased to 51 percent compared to 50 percent in the three and six month periods. Operating income increased $3.2 million, or eight percent, in the three month period and increased $9.2 million, or 12 percent, in the six month period and was primarily affected by:

•	An increase in revenues; and

•	The positive impact from foreign currency exchange rate fluctuations between the U.S. dollar and the British pound on our foreign operations; partially offset by

•	Increased direct expenses associated with investment management fees; and

•	Increased salary and incentive compensation costs.

Investment Managers
Revenues increased $14.0 million, or 17 percent, in the three month period and increased $30.3 million, or 18 percent, in the six month period ended June 30, 2018 and were primarily affected by:

•	Positive cash flows into alternative, traditional and separately managed account offerings from new and existing clients;

•	Higher valuations of existing client assets from improved capital markets; and

•
Added revenues of $5.6 million and $11.1 million during the second quarter and six month period ended June 30, 2018, respectively, from the acquisition of Archway during the third quarter 2017; partially offset by

•	Client losses and fund closures.
Operating margin decreased to 35 percent compared to 36 percent in the three month period and remained at 35 percent in the six month period. Operating income increased $4.5 million, or 15 percent, in the three month period and increased $9.6 million, or 16 percent, in the six month period and was primarily affected by:

•	An increase in revenues;

•	Decreased sales compensation expense from the deferral of sales commissions costs due to the adoption of ASC 606; partially offset by

•	Increased personnel expenses, technology and other operational costs to service new and existing clients;

•	Increased personnel and amortization expense related to the Archway acquisition;

•	Increased non-capitalized investment spending, mainly consulting costs; and

•	Increased amortization expense related to the Investment Manager platform placed into service during the first quarter 2018.

Other
Corporate overhead expenses
Corporate overhead expenses primarily consist of general and administrative expenses and other costs not directly attributable to a reportable business segment. Corporate overhead expenses were $16.5 million and $15.7 million in the three months ended June 30, 2018 and 2017, respectively, and $31.5 million and $30.3 million in the six months ended June 30, 2018 and 2017, respectively.
Other income and expense
Other income and expense items on the accompanying Consolidated Statements of Operations consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net (loss) gain from investments	$(139)	$44	$(549)	$391
Interest and dividend income	3,162	1,686	5,664	3,029
Interest expense	(132)	(114)	(389)	(226)
Equity in earnings of unconsolidated affiliate	41,073	36,315	81,680	69,880
Total other income and expense items, net	$43,964	$37,931	$86,406	$73,074
Interest and dividend income
Interest and dividend income is earned based upon the amount of cash that is invested daily. The increase in interest and dividend income in the three and six months ended June 30, 2018 was due to higher cash balances and an overall increase in interest rates.
Equity in earnings of unconsolidated affiliate
Equity in earnings of unconsolidated affiliate reflects our less than 50 percent ownership in LSV. As of June 30, 2018, our total partnership interest in LSV was 38.9 percent. The table below presents the revenues and net income of LSV and our proportionate share in LSV's earnings.

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2018	2017		2018	2017
Revenues of LSV	$132,111	$119,320	11%	$263,829	$229,273	15%
Net income of LSV	105,605	93,372	13%	210,011	179,587	17%

SEI's proportionate share in earnings of LSV	$41,073	$36,315	13%	$81,680	$69,880	17%
The increase in our earnings from LSV in the three and six months ended June 30, 2018 was primarily due to increased assets under management from LSV's existing clients due to market appreciation and cash inflows from new clients. Average assets under management by LSV increased $16.6 billion to $109.1 billion during the six months ended June 30, 2018 as compared to $92.6 billion during the six months ended June 30, 2017, an increase of 18 percent.
Income Taxes
Our effective income tax rates for the three and six months ended June 30, 2018 and 2017 differs from the federal income tax statutory rate due to the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Statutory rate	21.0%	35.0%	21.0%	35.0%
State taxes, net of federal tax benefit	2.3	1.7	2.3	1.7
Foreign tax expense and tax rate differential	(0.1)	(1.0)	(0.1)	(1.0)
Tax benefit from stock option exercises	(2.0)	(3.0)	(6.5)	(3.6)
Other, net	(0.1)	(0.6)	(0.2)	(0.5)
	21.1%	32.1%	16.5%	31.6%
The decrease in our effective tax rates for the three and six months ended June 30, 2018 was primarily due to the tax changes enacted in The Tax Act. The Tax Act was enacted in December 2017 and included a permanent reduction in the corporate tax rate from 35.0 percent to 21.0 percent. In addition, our rates in both periods of 2018 and 2017 were favorably impacted by tax benefits due to stock option exercise activity.
Fair Value Measurements
The fair value of our financial assets and liabilities, except for the investment funds sponsored by LSV, is determined in accordance with the fair value hierarchy. The fair value of the investment funds sponsored by LSV is measured using the net asset value per share (NAV) as a practical expedient. The fair value of all other financial assets are determined using Level 1 or Level 2 inputs and consist mainly of investments in equity or fixed-income mutual funds that are quoted daily and Government National Mortgage Association (GNMA) and other U.S. government agency securities that are single issuer pools that are valued based on current market data of similar assets. We did not have any financial liabilities at June 30, 2018 or December 31, 2017 that were required to be measured at fair value on a recurring basis (See Note 5 to the Notes to Consolidated Financial Statements).
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
SEI and some of our regulated subsidiaries have undergone or been scheduled to undergo a range of periodic or thematic reviews, examinations or investigations by numerous regulatory authorities around the world, including the Office of the Comptroller of the Currency, the Securities and Exchange Commission, the Financial Industry Regulatory Authority, Inc., the Financial Conduct Authority of the United Kingdom, the Central Bank of Ireland and others. These regulatory activities typically result in the identification of matters or practices to be addressed by us or our subsidiaries and, in certain circumstances, the regulatory authorities require remediation activities or pursue enforcement proceedings against us or our subsidiaries. As described under the caption “Regulatory Considerations” in our Annual Report on Form 10-K, the range of possible sanctions that are available to regulatory authorities include limitations on our ability to engage in business for specified periods of time, the revocation of registration, censures and fines. The direct and indirect costs of responding to these regulatory activities, implementation of any remediation actions, and of complying with new or modified regulations, as well as the potential financial costs and potential reputational impact against us of any enforcement proceedings that might result, is uncertain but could have a material adverse impact on our operating results or financial position.
Liquidity and Capital Resources

	Six Months Ended June 30,
	2018	2017
Net cash provided by operating activities	$262,876	$184,857
Net cash used in investing activities	(63,909)	(46,881)
Net cash used in financing activities	(243,732)	(181,801)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6,036)	8,488
Net decrease in cash, cash equivalents and restricted cash	(50,801)	(35,337)
Cash, cash equivalents and restricted cash, beginning of period	747,752	699,201
Cash, cash equivalents and restricted cash, end of period	$696,951	$663,864
Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing. At June 30, 2018, our unused sources of liquidity consisted of cash and cash equivalents and the amount available under our credit facility. We adopted ASU No. 2016-18, Statement of Cash Flows, Restricted Cash (Topic 230) (ASU 2016-18) on January 1, 2018 which requires the statement of cash flows to explain the change during the period for the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The prior period was retrospectively adjusted to conform to the current period’s presentation. There was no material impact to net cash flows for the six months ended June 30, 2017 as a result of including restricted cash with cash and cash equivalents.
Our credit facility provides for borrowings of up to $300.0 million and is scheduled to expire in June 2021 (See Note 7 to the Consolidated Financial Statements). The availability of the credit facility is subject to compliance with certain covenants set forth in the agreement. The credit facility contains covenants which restrict our ability to engage in mergers, consolidations, asset sales, investments, transactions with affiliates, or to incur liens, as defined in the agreement. In the event of a default under the credit facility, we would also be restricted from paying dividends on, or repurchasing, our common stock. Currently, our ability to borrow from the credit facility is not limited by any covenant of the agreement. As of July 16, 2018, the full amount of $300.0 million of the credit facility was available for corporate purposes.
The majority of our excess cash reserves are primarily placed in accounts located in the United States that invest entirely in SEI-sponsored money market mutual funds denominated in the U.S. dollar. We also utilize demand deposit accounts or money market accounts at several well-established financial institutions located in the United States. Accounts used to manage these excess cash reserves do not impose any restrictions or limitations that would prevent us from being able to access such cash amounts immediately. As of July 16, 2018, the amount of cash and cash equivalents considered free and immediately accessible for other general corporate purposes was $315.1 million.
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
Cash flows from operations increased $78.0 million in the first six months of 2018 compared to the first six months of 2017 primarily from the increase in our net income and higher distribution payments received from our unconsolidated affiliate, LSV.
Net cash used in investing activities includes:
•Purchases, sales and maturities of marketable securities. Our purchases, sales and maturities of marketable securities in the first six months of 2018 and 2017 were as follows:

	Six Months Ended June 30,
	2018	2017
Purchases	$(74,957)	$(28,703)
Sales and maturities	64,626	26,811
Net investing activities from marketable securities	$(10,331)	$(1,892)

•
The capitalization of costs incurred in developing computer software. We capitalized $24.6 million of software development costs in the first six months of 2018 as compared to $33.3 million in the first six months of 2017. The majority of our software development costs are related to significant enhancements for the expanded functionality of the SEI Wealth Platform.

•
Capital expenditures. Our capital expenditures in the first six months of 2018 were $12.7 million as compared to $10.2 million in the first six months of 2017. Our expenditures in 2018 and 2017 primarily include purchased software, equipment for our data center operations and the expansion of our corporate headquarters.

•
Cash paid for acquisition, net of cash received. We completed the acquisition of Huntington Steele on April 2, 2018. The purchase price paid included $5.9 million in cash consideration; however, we acquired $125 thousand in cash during the transaction for a net cash payment of $5.8 million (See Note 13 to the Consolidated Financial Statements).

Net cash used in financing activities includes:

•
Principal repayments on revolving credit facility. In July 2017, we borrowed $40.0 million for the funding of an acquisition. We made a principal payment of $10.0 million in October 2017 and additional payments of $30.0 million during 2018 to repay the entire outstanding balance (See Note 7 to the Consolidated Financial Statements).

•
The repurchase of our common stock. Our Board of Directors has authorized the repurchase of our common stock through multiple authorizations. Currently, there is no expiration date for our common stock repurchase program. We had total capital outlays of $189.4 million during the first six months of 2018 and $122.1 million during the first six months of 2017 for the repurchase of our common stock.

•
Proceeds from the issuance of our common stock. We received $70.0 million in proceeds from the issuance of our common stock during the first six months of 2018 as compared to $29.1 million during the first six months of 2017. The increase in proceeds is primarily attributable to a higher level of stock option exercise activity.

•	Dividend payments. Cash dividends paid were $94.3 million in the first six months of 2018 as compared to $88.9 million in the first six months of 2017.

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
Our regulated wholly-owned subsidiaries include SEI Investments Distribution Co., or SIDCO, SEI Investments Management Corporation, or SIMC, SEI Private Trust Company, or SPTC, SEI Trust Company, or STC, SEI Investments (Europe) Limited, or SIEL, SEI Investments Canada Company, or SEI Canada, SEI Investments Global, Limited, or SIGL, SEI Investments - Global Fund Services, Ltd., or GFSL, and SEI Investments - Depositary and Custodial Services (Ireland) Limited, or D&C. SIDCO is a broker-dealer registered with the SEC under the Securities Exchange Act of 1934 and is a member of the Financial Industry Regulatory Authority, Inc. (FINRA). SIMC is an investment advisor registered with the SEC under the Investment Advisers Act of 1940 and with the Commodity Futures Trading Commission (CFTC) under the Commodity Exchange Act. SPTC is a limited purpose federal thrift chartered and regulated by the Office of the Comptroller of the Currency. STC is a Pennsylvania trust company, regulated by the Pennsylvania Department of Banking and Securities. SIEL is an investment manager and financial institution subject to regulation by the Financial Conduct Authority of the United Kingdom. SEI Canada is regulated by the Ontario Securities Commission and various provincial authorities as an investment fund manager and in various other capacities. SIGL is primarily regulated by the Central Bank of Ireland (CBI) as a management company for Undertakings for Collective Investment in Transferable Securities, or UCITS, and for Alternative Investment Funds, or AIFs. GFSL is regulated by the CBI and authorized to provide administration services for Irish and non-Irish collective investment schemes. D&C is regulated by the CBI and authorized to provide depositary and custodial services. In addition, various SEI subsidiaries are subject to the jurisdiction of regulatory authorities in other foreign countries. The Company has a minority ownership interest in LSV, which is also an investment advisor registered with the SEC.

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
Compliance with existing and future regulations and responding to and complying with recent increased regulatory activity affecting broker-dealers, investment advisors, investment companies, financial institutions and their service providers could have a significant impact on us. We periodically undergo regulatory examinations and respond to regulatory inquiries and document requests. In addition, recent and continuing legislative activity in the United States and in other jurisdictions (including the European Union and the United Kingdom) have made and continue to make extensive changes to the laws regulating financial services firms. Recent changes include the effectiveness of the Markets in Financial Instruments Directive (MiFID II) and effectiveness of the General Data Protection Regulation in the European Union and the U.S. Department of Labor's Fiduciary Rule. As a result of these examinations, inquiries and requests, as a result of increased civil litigation activity, and as a result of these new laws and regulations, we engage legal counsel, review our compliance procedures, platform and service offerings, and business operations, and make changes as we deem necessary. These additional activities and required changes may result in increased expense or may reduce revenues.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Information required by this item is set forth under the captions "Our revenues and earnings are affected by changes in capital markets" and "Changes in interest rates may affect the value of our fixed-income investment securities" in Item 1A "Risk Factors" and under the caption "Sensitivity of our revenues and earnings to capital market fluctuations" in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-

K for the year ended December 31, 2017. There have been no material changes to this information as it is disclosed in our Annual Report on Form 10-K for 2017.

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
(b) Change in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

(e)
Our Board of Directors has authorized the repurchase of up to $3.678 billion worth of our common stock through multiple authorizations. Currently, there is no expiration date for our common stock repurchase program.

Information regarding the repurchase of common stock during the three months ended June 30, 2018 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 2018	250,000	$63.43	250,000	$72,522,000
May 2018	825,000	63.85	825,000	219,845,000
June 2018	554,000	65.14	554,000	183,738,000
Total	1,629,000	$64.23	1,629,000

Item 6.    Exhibits.
The following is a list of exhibits filed as part of the Form 10-Q.

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32	Section 1350 Certifications.

99.1	Press release dated July 19, 2018 of SEI Investments Company related to the Company's financial and operating results for the second quarter ended June 30, 2018.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEI INVESTMENTS COMPANY

Date:	July 24, 2018	By:	/s/ Dennis J. McGonigle
Dennis J. McGonigle
Chief Financial Officer