Form 10-Q
period 2018-09-30
SEI INVESTMENTS CO
filed 2018-10-25
CIK 350894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q
________________________________________

(Mark One)*

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of October 18, 2018 was 155,540,268.

PART I.        FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements.

SEI Investments Company
Consolidated Balance Sheets
(unaudited)
(In thousands, except par value)

	September 30, 2018	December 31, 2017
Assets
Current Assets:
Cash and cash equivalents	$741,965	$744,247
Restricted cash	3,511	3,505
Receivables from investment products	54,403	56,666
Receivables, net of allowance for doubtful accounts of $666 and $695	327,614	282,706
Securities owned	28,945	21,526
Other current assets	37,113	31,158
Total Current Assets	1,193,551	1,139,808
Property and Equipment, net of accumulated depreciation of $331,138 and $309,955	145,865	146,428
Capitalized Software, net of accumulated amortization of $383,675 and $350,045	310,146	310,405
Investments Available for Sale	84,298	87,983
Investments in Affiliated Funds, at fair value	5,736	6,034
Investment in Unconsolidated Affiliate	44,682	59,492
Goodwill	64,489	52,990
Intangible Assets, net of accumulated amortization of $4,169 and $1,552	32,591	28,578
Deferred Contract Costs	22,104	—
Deferred Income Taxes	2,224	2,767
Other Assets, net	33,642	18,884
Total Assets	$1,939,328	$1,853,369
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Balance Sheets
(unaudited)
(In thousands, except par value)

	September 30, 2018	December 31, 2017
Liabilities and Equity
Current Liabilities:
Accounts payable	$9,161	$5,268
Accrued liabilities	207,675	265,058
Deferred revenue	5,054	4,723
Total Current Liabilities	221,890	275,049
Borrowings Under Revolving Credit Facility	—	30,000
Long-term Income Taxes Payable	770	10,629
Deferred Income Taxes	60,158	48,472
Other Long-term Liabilities	26,000	12,380
Total Liabilities	308,818	376,530
Commitments and Contingencies
Shareholders' Equity:
Common stock, $.01 par value, 750,000 shares authorized; 155,475 and 157,069 shares issued and outstanding	1,555	1,571
Capital in excess of par value	1,101,237	1,027,709
Retained earnings	556,581	467,467
Accumulated other comprehensive loss, net	(28,863)	(19,908)
Total Shareholders' Equity	1,630,510	1,476,839
Total Liabilities and Shareholders' Equity	$1,939,328	$1,853,369
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Statements of Operations
(unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Asset management, administration and distribution fees	$322,778	$300,417	$955,495	$869,560
Information processing and software servicing fees	85,904	85,601	263,615	248,773
Total revenues	408,682	386,018	1,219,110	1,118,333
Expenses:
Subadvisory, distribution and other asset management costs	45,276	46,014	135,690	133,073
Software royalties and other information processing costs	7,767	11,005	24,462	34,295
Compensation, benefits and other personnel	127,480	118,421	379,132	336,919
Stock-based compensation	5,878	7,088	16,396	19,527
Consulting, outsourcing and professional fees	51,758	46,507	150,906	137,991
Data processing and computer related	21,754	19,792	63,478	57,107
Facilities, supplies and other costs	16,689	17,261	52,085	50,761
Amortization	12,405	13,745	36,420	38,332
Depreciation	7,255	6,948	21,515	20,347
Total expenses	296,262	286,781	880,084	828,352
Income from operations	112,420	99,237	339,026	289,981
Net gain (loss) from investments	89	645	(460)	1,036
Interest and dividend income	3,482	1,899	9,146	4,928
Interest expense	(122)	(345)	(511)	(571)
Equity in earnings of unconsolidated affiliate	41,726	39,333	123,406	109,213
Income before income taxes	157,595	140,769	470,607	404,587
Income taxes	29,276	39,030	80,773	122,342
Net income	$128,319	$101,739	$389,834	$282,245
Basic earnings per common share	$0.82	$0.64	$2.48	$1.78
Shares used to compute basic earnings per share	156,283	157,902	157,086	158,439
Diluted earnings per common share	$0.80	$0.63	$2.41	$1.74
Shares used to compute diluted earnings per share	160,511	161,148	162,053	161,866
Dividends declared per common share	$—	$—	$0.30	$0.28
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Statements of Comprehensive Income
(unaudited)
(In thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
Net income		$128,319		$101,739		$389,834		$282,245
Other comprehensive (loss) gain, net of tax:
Foreign currency translation adjustments		(435)		7,318		(7,261)		17,028
Unrealized (loss) gain on investments:
Unrealized (losses) gains during the period, net of income taxes of $91, $(116), $463 and $(148)	(337)		294		(1,662)		435
Less: reclassification adjustment for losses (gains) realized in net income, net of income taxes of $(29), $(41), $(75) and $(84)	130	(207)	105	399	(32)	(1,694)	194	629
Total other comprehensive (loss) gain, net of tax		(642)		7,717		(8,955)		17,657
Comprehensive income		$127,677		$109,456		$380,879		$299,902
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Condensed Statements of Cash Flows
(unaudited)
(In thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$389,834	$282,245
Adjustments to reconcile net income to net cash provided by operating activities (See Note 1)	28,064	34,142
Net cash provided by operating activities	417,898	316,387
Cash flows from investing activities:
Additions to property and equipment	(21,652)	(20,318)
Additions to capitalized software	(33,371)	(48,573)
Purchases of marketable securities	(122,259)	(50,235)
Prepayments and maturities of marketable securities	116,568	52,644
Cash paid for acquisition, net of cash acquired	(5,794)	(80,131)
Other investing activities	(10,900)	(1,450)
Net cash used in investing activities	(77,408)	(148,063)
Cash flows from financing activities:
Borrowings under revolving credit facility	—	40,000
Repayments under revolving credit facility	(30,000)	—
Purchase and retirement of common stock	(290,563)	(186,494)
Proceeds from issuance of common stock	78,667	41,626
Payment of dividends	(94,318)	(88,862)
Net cash used in financing activities	(336,214)	(193,730)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6,552)	14,679
Net decrease in cash, cash equivalents and restricted cash	(2,276)	(10,727)
Cash, cash equivalents and restricted cash, beginning of period	747,752	699,201
Cash, cash equivalents and restricted cash, end of period	$745,476	$688,474
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
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain financial information and accompanying note disclosure normally included in the Company’s Annual Report on Form 10-K have been condensed or omitted. The interim financial information is unaudited but reflects all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position of the Company as of September 30, 2018, the results of operations for the three and nine months ended September 30, 2018 and 2017, and cash flows for the nine-month periods ended September 30, 2018 and 2017. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
The Company adopted the requirements of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (Accounting Standards Codification (ASC) 606 (ASC 606)) using the modified retrospective method during the nine months ended September 30, 2018. As a result of the adoption of ASC 606, the Company recorded a cumulative effect adjustment of $14,402 to retained earnings as of January 1, 2018. Prior period information has not been restated (see following caption "Revenue Recognition"). The Company also adopted ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (see Note 6) and ASU No. 2016-18, Statement of Cash Flows, Restricted Cash (Topic 230) (see following caption "Statements of Cash Flows"). All amounts and disclosures set forth in this Form 10-Q have been updated to comply with the new standards.
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
ASC 606 did not change the accounting for the majority of the Company’s revenue arrangements and did not have a material impact to the Company’s consolidated financial statements. The following is a summary of the impact from the adoption of ASC 606:
•The majority of the Company’s services are bundled together, and provided and completed for the client on a monthly basis. For these revenue arrangements, the Company continues to recognize revenue on a monthly basis as the client consumes the benefits continuously over time. The timing and recognition of revenues from these arrangements did not change.

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
•Research services provided by SIDCO, the Company’s broker-dealer subsidiary, to customers in soft-dollar arrangements were determined to be a separate performance obligation. Research services provided by a broker-dealer may be internally generated or provided by a third party and paid directly by the broker-dealer on the customer’s behalf. It was determined that SIDCO is considered an agent since it does not control the research services before they are transferred to the customer. Therefore, fees received for research services should be recorded in revenues net of amounts paid for the soft-dollar arrangement. These amounts paid by the Company were previously recorded gross as an expense and, beginning January 1, 2018, are recorded net of any revenue recognized. The amounts related to soft-dollar arrangements during the three months ended September 30, 2018 and 2017 were $3,265 and $3,297, respectively. The amounts related to soft-dollar arrangements during the nine months ended September 30, 2018 and 2017 were $10,497 and $10,799, respectively.
•Incremental contract acquisition costs related to information processing contracts in the Private Banks segment and investment operations contracts in the Investment Managers segment will be deferred and recognized over the expected client life. These costs primarily consist of sales compensation payments to the Company's sales personnel. As a result, incremental contract acquisition costs are capitalized and subsequently amortized. The Company recorded a cumulative effect adjustment to retained earnings associated with the capitalization of contract costs. For the Company's other sales compensation payments, the Company either applies the practical expedient permitting the expensing of costs to obtain a contract when the expected amortization period is one year or less or there are no contract acquisition costs required to be deferred under the requirements of ASC 606. The Company amortizes deferred contract acquisition costs using the straight-line method.
Cash and Cash Equivalents
Cash and cash equivalents includes $286,824 and $401,292 at September 30, 2018 and December 31, 2017, respectively, primarily invested in SEI-sponsored open-ended money market mutual funds. The SEI-sponsored mutual funds are Level 1 assets.
Restricted Cash
Restricted cash includes $3,000 at September 30, 2018 and December 31, 2017 segregated for regulatory purposes related to trade-execution services conducted by SEI Investments (Europe) Limited. Restricted cash also includes $511 and $505 at September 30, 2018 and December 31, 2017, respectively, segregated in special reserve accounts for the benefit of customers of the Company’s broker-dealer subsidiary, SEI Investments Distribution Co. (SIDCO), in accordance with certain rules established by the Securities and Exchange Commission (SEC) for broker-dealers.
Capitalized Software
The Company capitalized $33,371 and $48,573 of software development costs during the nine months ended September 30, 2018 and 2017, respectively. The Company's software development costs primarily relate to the continued development of the SEI Wealth PlatformSM (the Platform). The Company capitalized $32,526 and $40,604 of software development costs for significant enhancements to the Platform during the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, the net book value of the Platform was $288,010. The net book value includes $38,552 of capitalized software development costs in-progress associated with future releases. The Platform has a weighted average remaining life of 8.4 years. Amortization expense for the Platform was $29,723 and $37,324 during the nine months ended September 30, 2018 and 2017, respectively.
The Company also capitalized $845 and $7,969 of software development costs during the nine months ended September 30, 2018 and 2017, respectively, related to an application for the Investment Managers segment. The application was placed into service during the first quarter 2018 with an estimated useful life of 5 years. The net book value of the application at September 30, 2018 was $22,136. Amortization expense for the application was $3,907 during the nine months ended September 30, 2018.

Earnings per Share
The calculations of basic and diluted earnings per share for the three and nine months ended September 30, 2018 and 2017 are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$128,319	$101,739	$389,834	$282,245
Shares used to compute basic earnings per common share	156,283,000	157,902,000	157,086,000	158,439,000
Dilutive effect of stock options	4,228,000	3,246,000	4,967,000	3,427,000
Shares used to compute diluted earnings per common share	160,511,000	161,148,000	162,053,000	161,866,000
Basic earnings per common share	$0.82	$0.64	$2.48	$1.78
Diluted earnings per common share	$0.80	$0.63	$2.41	$1.74

During the three months ended September 30, 2018 and 2017, employee stock options to purchase 6,183,000 and 11,324,000 shares of common stock with an average exercise price of $53.38 and $37.81, respectively, were outstanding but not included in the computation of diluted earnings per common share. During the nine months ended September 30, 2018 and 2017, employee stock options to purchase 6,153,000 and 11,286,000 shares of common stock with an average exercise price of $53.15 and $37.73, respectively, were outstanding but not included in the computation of diluted earnings per common share. These options for the three and nine month periods were not included in the computation of diluted earnings per common share because either the performance conditions have not been satisfied or would have been satisfied if the reporting date was the end of the contingency period or the option’s exercise price was greater than the average market price of the Company’s common stock and the effect on diluted earnings per common share would have been anti-dilutive.
Reclassifications
Certain prior year amounts have been reclassified to conform to current year presentation.
New Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (ASU 2016-02), as amended, requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will be classified as either operating or finance leases, with the classification affecting the pattern and classification of expense recognition in the income statement. The updated standard is effective for the Company beginning in the first quarter of 2019. Early adoption is permitted. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (i) its effective date or (ii) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. The Company expects to adopt the new standard on January 1, 2019 and use the effective date as the date of initial application. As a result, financial information will not be updated and the disclosures required under the new standard will not be provided for periods prior to January 1, 2019.
The new standard provides a number of optional practical expedients in transition. The Company expects to elect the package of practical expedients which permits the Company to not reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs.
As part of its project plan’s preliminary assessment and design implementation phases for the adoption of ASU 2016-02, the Company has adopted implementation controls that allow it to properly and timely adopt ASU 2016-02 on the effective date. While the Company continues to assess all of the effects of adoption, the Company believes the most significant effects relate to the recognition of right-of-use assets and lease liabilities on the balance sheet for office space and certain office equipment and providing significant new disclosures about leasing arrangements. The Company owns its corporate headquarters and leases office space in other locations. The Company has completed the process of cataloging existing lease agreements and is currently calculating the right-of-use asset and lease liability. The Company will make updates to the year-end disclosures, with a focus on both status and internal controls over financial reporting.
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
In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07) which simplifies the accounting for nonemployee share-based payment transactions. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. ASU 2018-07 is effective for the Company beginning in the first quarter of 2019. The Company does not believe the adoption of ASU 2018-07 will have a material impact on its consolidated financial statements and related disclosures.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13) which modifies the disclosure requirements on fair value measurements. ASU 2018-13 is effective for the Company beginning in the first quarter of 2020. The Company is currently evaluating the impact of adopting ASU 2018-13 on its consolidated financial statements and related disclosures.
Statements of Cash Flows
For purposes of the Consolidated Statements of Cash Flows, the Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents.
The Company adopted ASU No. 2016-18, Statement of Cash Flows, Restricted Cash (Topic 230) (ASU 2016-18) on January 1, 2018 which requires that a statement of cash flows explain the change during the period for the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The prior period was retrospectively adjusted to conform to the current period’s presentation. There was no material impact to net cash flows for the nine months ended September 30, 2017 as a result of including restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented on the accompanying Consolidated Condensed Statement of Cash Flows in accordance with ASU 2016-18.

The following table provides the details of the adjustments to reconcile net income to net cash provided by operating activities for the nine months ended September 30:

	2018	2017
Net income	$389,834	$282,245
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,515	20,347
Amortization	36,420	38,332
Equity in earnings of unconsolidated affiliate	(123,406)	(109,213)
Distributions received from unconsolidated affiliate	138,216	117,447
Stock-based compensation	16,396	19,527
Provision for losses on receivables	(29)	176
Deferred income tax expense	8,378	1,143
Net loss (gain) from investments	460	(1,036)
Change in long-term income taxes payable	(9,859)	—
Change in other long-term liabilities	1,930	106
Change in other assets	(4,214)	79
Contract costs capitalized, net of amortization	(3,463)	—
Other	(99)	1,070
Change in current assets and liabilities
Decrease (increase) in
Receivables from investment products	2,263	10,800
Receivables	(44,878)	(43,661)
Other current assets	(5,955)	(2,962)
Increase (decrease) in
Accounts payable	3,893	(1,748)
Accrued liabilities	(9,717)	(15,856)
Deferred revenue	213	(409)
Total adjustments	28,064	34,142
Net cash provided by operating activities	$417,898	$316,387

Note 2.	Investment in Unconsolidated Affiliate
LSV Asset Management
The Company has an investment in LSV Asset Management (LSV), a registered investment advisor that provides investment advisory services primarily to institutions, including pension plans and investment companies. LSV is currently an investment sub-advisor for a limited number of SEI-sponsored investment products. The Company's partnership interest in LSV as of September 30, 2018 was 38.9 percent. The Company accounts for its interest in LSV using the equity method because of its less than 50 percent ownership. The Company’s interest in the net assets of LSV is reflected in Investment in unconsolidated affiliate on the accompanying Consolidated Balance Sheets and its interest in the earnings of LSV is reflected in Equity in earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Operations.
At September 30, 2018, the Company’s total investment in LSV was $44,682. The Company receives partnership distributions from LSV on a quarterly basis. The Company received partnership distributions from LSV of $138,216 and $117,447 in the nine months ended September 30, 2018 and 2017, respectively. As such, the Company considers these distribution payments as returns on investment rather than returns of the Company's original investment in LSV and has therefore classified the associated cash inflows as an operating activity on the Consolidated Statements of Cash Flows.
The Company’s proportionate share in the earnings of LSV was $41,726 and $39,333 during the three months ended September 30, 2018 and 2017, respectively. During the nine months ended September 30, 2018 and 2017, the Company’s proportionate share in the earnings of LSV was $123,406 and $109,213, respectively.

These tables contain condensed financial information of LSV:

Condensed Statement of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$133,921	$126,723	$397,750	$355,996
Net income	107,284	101,130	317,295	280,717

Condensed Balance Sheets	September 30, 2018	December 31, 2017
Current assets	$150,183	$155,239
Non-current assets	1,383	1,407
Total assets	$151,566	$156,646

Current liabilities	$79,052	$46,486
Partners’ capital	72,514	110,160
Total liabilities and partners’ capital	$151,566	$156,646

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
The Company is a party to expense limitation agreements with certain SEI-sponsored money market funds subject to Rule 2a-7 of the Investment Company Act of 1940 which establish a maximum level of ordinary operating expenses incurred by the fund in any fiscal year including, but not limited to, fees of the administrator or its affiliates. Under the terms of these agreements, the Company waived $6,525 and $6,942 in fees during the three months ended September 30, 2018 and 2017, respectively. During the nine months ended September 30, 2018 and 2017, the Company waived $19,551 and $20,620, respectively, in fees.

Note 4.	Composition of Certain Financial Statement Captions
Receivables
Receivables on the accompanying Consolidated Balance Sheets consist of:

	September 30, 2018	December 31, 2017
Trade receivables	$77,239	$76,760
Fees earned, not billed	240,538	194,331
Other receivables	10,503	12,310
	328,280	283,401
Less: Allowance for doubtful accounts	(666)	(695)
	$327,614	$282,706

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
Property and Equipment
Property and Equipment on the accompanying Consolidated Balance Sheets consists of:

	September 30, 2018	December 31, 2017
Buildings	$154,723	$153,961
Equipment	125,867	115,546
Land	10,557	10,030
Purchased software	138,565	134,610
Furniture and fixtures	17,971	18,114
Leasehold improvements	18,816	18,017
Construction in progress	10,504	6,105
	477,003	456,383
Less: Accumulated depreciation	(331,138)	(309,955)
Property and Equipment, net	$145,865	$146,428

The Company recognized $21,515 and $20,347 in depreciation expense related to property and equipment for the nine months ended September 30, 2018 and 2017, respectively.
Accrued Liabilities
Accrued liabilities on the accompanying Consolidated Balance Sheets consist of:

	September 30, 2018	December 31, 2017
Accrued employee compensation	$68,371	$88,960
Accrued consulting, outsourcing and professional fees	28,322	29,658
Accrued sub-advisory, distribution and other asset management fees	49,452	42,365
Accrued dividend payable	—	47,179
Accrued income taxes	11,164	5,583
Other accrued liabilities	50,366	51,313
Total accrued liabilities	$207,675	$265,058

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
The pricing policies and procedures applied for our Level 1 and Level 2 financial assets during the nine months ended September 30, 2018 were consistent with those as described in our Annual Report on Form 10-K at December 31, 2017. The Company had no Level 3 financial assets at September 30, 2018 or December 31, 2017 that were required to be measured at fair value on a recurring basis. The Company's Level 3 financial liabilities at September 30, 2018 consist entirely of the estimated contingent consideration of $12,120 resulting from an acquisition (See Note 13). The fair value of the contingent consideration was determined using a Monte-Carlo simulation model. Key assumptions for the Monte-Carlo simulation model include expected revenues, expected volatility, risk-free rate and correlation coefficient. The Company had no Level 3 financial liabilities as of December 31, 2017 that were required to be measured at fair value on a recurring basis. There were no transfers of financial assets between levels within the fair value hierarchy during the nine months ended September 30, 2018.
The fair value of certain financial assets of the Company was determined using the following inputs:

		Fair Value Measurements at the End of the Reporting Period Using
Assets	September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity available-for-sale securities	$11,326	$11,326	$—
Fixed-income available-for-sale securities	72,972	—	72,972
Fixed-income securities owned	28,945	—	28,945
Investment funds sponsored by LSV (1)	5,736
	$118,979	$11,326	$101,917

		Fair Value Measurements at the End of the Reporting Period Using
Assets	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity available-for-sale securities	$11,250	$11,250	$—
Fixed-income available-for-sale securities	76,733	—	76,733
Fixed-income securities owned	21,526	—	21,526
Investment funds sponsored by LSV (1)	6,034
	$115,543	$11,250	$98,259

(1) The fair value amounts presented in the tables above are intended to permit reconciliation of the fair value hierarchy to the amounts presented on the accompanying Consolidated Balance Sheets (See Note 6).

Note 6.    Marketable Securities
Investments Available for Sale
Investments available for sale classified as non-current assets consist of:

	At September 30, 2018
	Cost Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
SEI-sponsored mutual funds	$7,392	$107	$(304)	$7,195
Equities and other mutual funds	3,479	652	—	4,131
Debt securities	75,673	—	(2,701)	72,972
	$86,544	$759	$(3,005)	$84,298

	At December 31, 2017
	Cost Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
SEI-sponsored mutual funds	$7,369	$110	$(143)	$7,336
Equities and other mutual funds	3,456	458	—	3,914
Debt securities	77,745	—	(1,012)	76,733
	$88,570	$568	$(1,155)	$87,983

The Company prospectively adopted ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01) on January 1, 2018 which requires the Company to recognize all changes in fair value of available-for-sale equity securities in current period earnings. Previously, these changes in fair value were recognized as a separate component of comprehensive income. The adoption of ASU 2016-01 did not have a material impact to the Company's consolidated financial statements.
Net unrealized losses at September 30, 2018 and December 31, 2017 of the Company's available-for-sale debt securities were $2,080 (net of income tax benefit of $621) and $779 (net of income tax benefit of $233), respectively. These net unrealized losses are reported as a separate component of Accumulated other comprehensive loss on the accompanying Consolidated Balance Sheets.
There were gross realized gains of $1,031 and gross realized losses of $1,520 from available-for-sale securities during the nine months ended September 30, 2018. There were gross realized gains of $428 and gross realized losses of $706 during the nine months ended September 30, 2017. Gains and losses from available-for-sale securities, including amounts reclassified from accumulated comprehensive loss, are reflected in Net gain (loss) from investments on the accompanying Consolidated Statements of Operations.
Investments in Affiliated Funds
The Company has an investment in funds sponsored by LSV. The Company records this investment on the accompanying Consolidated Balance Sheets at fair value. Unrealized gains and losses from the change in fair value of these funds are recognized in Net (loss) gain from investments on the accompanying Consolidated Statements of Operations.
The investment primarily consists of U.S. dollar denominated funds that invest primarily in securities of Canadian, Australian and Japanese companies as well as various other global securities. The underlying securities held by the funds are translated into U.S. dollars within the funds. The funds had a fair value of $5,736 and $6,034 at September 30, 2018 and December 31, 2017, respectively. The Company recognized losses of $298 and gains of $880 during the nine months ended September 30, 2018 and 2017, respectively, from the change in fair value of the funds. There were no material gains or losses during the three months ended September 30, 2018 and 2017 from the change in fair value of the funds.
Securities Owned
The Company’s broker-dealer subsidiary, SIDCO, has investments in U.S. government agency securities with maturity dates less than one year. These investments are reflected as Securities owned on the accompanying Consolidated Balance Sheets. Due to specialized accounting practices applicable to investments by broker-dealers, the securities are reported at fair value and changes in fair value are recorded in current period earnings. The securities had a fair value of $28,945 and $21,526 at September 30, 2018 and December 31, 2017, respectively. There were no material net gains or losses related to the securities during the three and nine months ended September 30, 2018 and 2017.

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
In July 2017, the Company borrowed $40,000 under the Credit Facility for the funding of an acquisition. In October 2017, the Company made a principal payment of $10,000. During the nine months ended September 30, 2018, the Company made additional principal payments of $30,000 to fully repay the remaining outstanding balance of the Credit Facility. The Company was in compliance with all covenants of the Credit Facility during the nine months ended September 30, 2018. As of October 18, 2018, the amount of the Credit Facility that is available for general corporate purposes was $300,000.

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
The Company recognized stock-based compensation expense in its Consolidated Financial Statements in the three and nine months ended September 30, 2018 and 2017, respectively, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock-based compensation expense	$5,878	$7,088	$16,396	$19,527
Less: Deferred tax benefit	(1,311)	(2,517)	(3,556)	(6,859)
Stock-based compensation expense, net of tax	$4,567	$4,571	$12,840	$12,668
As of September 30, 2018, there was approximately $47,131 of unrecognized compensation cost remaining related to unvested employee stock options that management expects will vest and is being amortized.
The Company issues new common shares associated with the exercise of stock options. The total intrinsic value of options exercised during the nine months ended September 30, 2018 was $123,365. The total options exercisable as of September 30, 2018 had an intrinsic value of $247,517. The total intrinsic value for options exercisable is calculated as the difference between the market value of the Company’s common stock as of September 30, 2018 and the weighted average exercise price of the options. The market value of the Company’s common stock as of September 30, 2018 was $61.10 as reported by the Nasdaq Stock Market, LLC. The weighted average exercise price of the options exercisable as of September 30, 2018 was $29.60. Total options that were outstanding as of September 30, 2018 were 14,040,000. Total options that were exercisable as of September 30, 2018 were 7,857,000.
Common Stock Buyback
The Company’s Board of Directors, under multiple authorizations, has authorized the repurchase of the Company’s common stock on the open market or through private transactions. The Company purchased 4,419,000 shares at a total cost of $289,536 during the nine months ended September 30, 2018, which reduced the total shares outstanding of common stock. The cost of stock purchases during the period includes the cost of certain transactions that settled in the following quarter. As of

September 30, 2018, the Company had approximately $81,102 of authorization remaining for the purchase of common stock under the program.
The Company immediately retires its common stock when purchased. Upon retirement, the Company reduces Capital in excess of par value for the average capital per share outstanding and the remainder is charged against Retained earnings. If the Company reduces its Retained earnings to zero, any subsequent purchases of common stock will be charged entirely to Capital in excess of par value.
Cash Dividend
On May 30, 2018, the Board of Directors declared a cash dividend of $0.30 per share on the Company's common stock, which was paid on June 22, 2018, to shareholders of record on June 14, 2018. Cash dividends declared during the nine months ended September 30, 2018 and 2017 were $47,139 and $44,264, respectively.

Note 9.    Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss, net of tax, are as follows:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Investments	Accumulated Other Comprehensive Loss
Balance, January 1, 2018	$(19,522)	$(386)	$(19,908)

Other comprehensive loss before reclassifications	(7,261)	(1,662)	(8,923)
Amounts reclassified from accumulated other comprehensive loss	—	(32)	(32)
Net current-period other comprehensive loss	(7,261)	(1,694)	(8,955)

Balance, September 30, 2018	$(26,783)	$(2,080)	$(28,863)

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
The information in the following tables is derived from the Company’s internal financial reporting used for corporate management purposes. There are no inter-segment revenues for the three and nine months ended September 30, 2018 and 2017. Management evaluates Company assets on a consolidated basis during interim periods. The accounting policies of the reportable business segments are the same as those described in Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

The following tables highlight certain financial information about each of the Company’s business segments for the three months ended September 30, 2018 and 2017.

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Three Months Ended September 30, 2018
Revenues	$118,449	$102,550	$83,466	$101,275	$2,942	$408,682
Expenses	116,471	53,287	40,497	65,296	5,769	281,320
Operating profit (loss)	$1,978	$49,263	$42,969	$35,979	$(2,827)	$127,362

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Three Months Ended September 30, 2017
Revenues	$118,499	$94,318	$80,411	$91,020	$1,770	$386,018
Expenses	115,806	50,585	40,003	59,831	5,063	271,288
Operating profit (loss)	$2,693	$43,733	$40,408	$31,189	$(3,293)	$114,730

A reconciliation of the total operating profit reported for the business segments to income from operations in the Consolidated Statements of Operations for the three months ended September 30, 2018 and 2017 is as follows:

	2018	2017
Total operating profit from segments	$127,362	$114,730
Corporate overhead expenses	(14,942)	(15,493)
Income from operations	$112,420	$99,237

The following tables provide additional information for the three months ended September 30, 2018 and 2017 pertaining to our business segments:

	Capital Expenditures (1)		Depreciation
	2018	2017	2018	2017
Private Banks	$7,999	$14,671	$3,427	$4,374
Investment Advisors	3,927	5,421	1,168	759
Institutional Investors	962	1,260	410	248
Investment Managers	4,104	3,450	1,796	1,197
Investments in New Businesses	287	173	137	162
Total from business segments	$17,279	$24,975	$6,938	$6,740
Corporate overhead	460	377	317	208
	$17,739	$25,352	$7,255	$6,948
(1) Capital expenditures include additions to property and equipment and capitalized software.

	Amortization
	2018	2017
Private Banks	$6,943	$9,125
Investment Advisors	2,445	2,973
Institutional Investors	427	425
Investment Managers	2,346	1,132
Investments in New Businesses	186	40
Total from business segments	$12,347	$13,695
Corporate overhead	58	50
	$12,405	$13,745

The following tables highlight certain financial information about each of the Company’s business segments for the nine months ended September 30, 2018 and 2017.

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Nine Months Ended September 30, 2018
Revenues	$361,739	$301,632	$252,391	$295,696	$7,652	$1,219,110
Expenses	343,515	158,792	122,617	191,955	16,807	833,686
Operating profit (loss)	$18,224	$142,840	$129,774	$103,741	$(9,155)	$385,424

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Nine Months Ended September 30, 2017
Revenues	$347,317	$275,302	$235,483	$255,123	$5,108	$1,118,333
Expenses	336,709	147,504	117,499	165,743	15,067	782,522
Operating profit (loss)	$10,608	$127,798	$117,984	$89,380	$(9,959)	$335,811

A reconciliation of the total operating profit reported for the business segments to income from operations in the Consolidated Statements of Operations for the nine months ended September 30, 2018 and 2017 is as follows:

	2018	2017
Total operating profit from segments	$385,424	$335,811
Corporate overhead expenses	(46,398)	(45,830)
Income from operations	$339,026	$289,981

The following tables provide additional information for the nine months ended September 30, 2018 and 2017 pertaining to our business segments:

	Capital Expenditures (1)		Depreciation
	2018	2017	2018	2017
Private Banks	$27,767	$37,000	$10,069	$12,956
Investment Advisors	12,471	13,651	3,378	2,294
Institutional Investors	2,926	3,157	1,310	719
Investment Managers	9,994	13,730	5,411	3,141
Investments in New Businesses	731	432	442	701
Total from business segments	$53,889	$67,970	$20,610	$19,811
Corporate Overhead	1,134	921	905	536
	$55,023	$68,891	$21,515	$20,347
(1) Capital expenditures include additions to property and equipment and capitalized software.

	Amortization
	2018	2017
Private Banks	$20,317	$26,464
Investment Advisors	7,203	8,720
Institutional Investors	1,281	1,174
Investment Managers	7,036	1,623
Investments in New Businesses	410	200
Total from business segments	$36,247	$38,181
Corporate Overhead	173	151
	$36,420	$38,332

Note 11.    Income Taxes
The gross liability for unrecognized tax benefits at September 30, 2018 and December 31, 2017 was $14,342 and $14,480, respectively, exclusive of interest and penalties, of which $13,670 and $13,737 would affect the effective tax rate if the Company were to recognize the tax benefit.
The Company classifies interest and penalties on unrecognized tax benefits as income tax expense. As of September 30, 2018 and December 31, 2017, the combined amount of accrued interest and penalties related to tax positions taken on tax returns was $1,366 and $1,175, respectively.

	September 30, 2018	December 31, 2017
Gross liability for unrecognized tax benefits, exclusive of interest and penalties	$14,342	$14,480
Interest and penalties on unrecognized benefits	1,366	1,175
Total gross uncertain tax positions	$15,708	$15,655
Amount included in Current liabilities	$1,398	$3,275
Amount included in Other long-term liabilities	14,310	12,380
	$15,708	$15,655

The Company's effective income tax rate for the three and nine months ended September 30, 2018 and 2017 differs from the federal income tax statutory rate due to the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Statutory rate	21.0%	35.0%	21.0%	35.0%
State taxes, net of federal tax benefit	2.3	1.7	2.3	1.7
Foreign tax expense and tax rate differential	(0.2)	(1.0)	(0.2)	(1.0)
Tax benefit from stock option exercises	(1.4)	(4.5)	(4.8)	(3.9)
Expiration of the statute of limitations	(1.0)	(2.6)	(0.3)	(0.9)
Provision-to-return adjustment	(2.3)	—	(0.8)	—
Other, net	0.2	(0.9)	—	(0.7)
	18.6%	27.7%	17.2%	30.2%

The decrease in the effective tax rates for the three and nine months ended September 30, 2018 was primarily due to the tax changes enacted in the 2017 Tax Cut and Jobs Act (The Tax Act). The Tax Act was enacted on December 22, 2017 and included a permanent reduction in the corporate tax rate from 35.0 percent to 21.0 percent.
The Company's effective tax rates for the three and nine months ended September 30, 2018 were favorably impacted by the reduction of the estimated one-time transition tax enacted by The Tax Act and a provision-to-return adjustment on the Company's 2017 federal income tax return. These adjustments to the one-time transition tax and the Company's deferred taxes represent what the Company believes are its final liabilities under the changes enacted in The Tax Act.
The Tax Act also imposed a territorial rather than worldwide system which requires a one-time transition tax on the repatriation of previously deferred foreign earnings. The Company's one-time transition tax as of the filing of the Company's 2017 Federal Tax Return was $10,711. After the Company made a payment of $1,000 and its estimated tax payments relating to its 2017 tax liability, the IRS issued guidance informing taxpayers that they may not receive a refund or credit of any portion of properly applied 2017 tax payments unless and until the amount of payments exceeds the entire unpaid 2017 repatriation tax liability, including all amounts to be paid in installments in subsequent years. In accordance with this guidance, the Company was required to apply $8,941 from an overpayment of federal taxes against the transition tax payable during the nine months ended September 30, 2018. The remaining amount payable related to the transition tax of $770 is included in Long-term income taxes payable on the accompanying Consolidated Balance Sheet.
The Company files income tax returns in the United States on a consolidated basis and in many U.S. state and foreign jurisdictions. The Company is subject to examination of income tax returns by the Internal Revenue Service (IRS) and other domestic and foreign tax authorities. The Company is no longer subject to U.S. federal income tax examination for years before 2015 and is no longer subject to state, local or foreign income tax examinations by authorities for years before 2013.
The Company estimates it will recognize $1,398 of gross unrecognized tax benefits. This amount is expected to be paid within one year or to be removed at the expiration of the statute of limitations and resolution of income tax audits and is netted against the current payable account. These unrecognized tax benefits are related to tax positions taken on certain federal, state, and foreign tax returns. However, the timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. While it is reasonably possible that some issues under examination could be resolved in the next twelve months, based upon the current facts and circumstances, the Company cannot reasonably estimate the timing of such resolution or the total range of potential changes as it relates to the current unrecognized tax benefits that are recorded as part of the Company’s financial statements.

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

In October 2018, the Company and its affiliated and/or related entities SEI Investments Management Corporation, SEI Capital Accumulation Plan Design Committee, SEI Capital Accumulation Plan Investment Committee, SEI Capital Accumulation Plan Administration Committee, and John Does 1-30 have been named as defendants in a class action complaint in the United States District Court for the Eastern District of Pennsylvania filed by Gordon Stevens, individually and as the representative of similarly situated persons, and on behalf of the SEI Capital Accumulation Plan (the “Plan”) seeking unspecified damages for defendants’ breach of fiduciary duties under ERISA with respect to selecting and monitoring the Plan’s investment options and by retaining affiliated investment products in the Plan (the “Stevens Complaint”). While the Company believes the allegations in the Stevens Complaint are without merit, the outcome of this litigation remains uncertain. The defendants intend to answer the Stevens Complaint, believe that they have valid defenses to plaintiffs’ claims and intend to defend the allegations contained in the Stevens Complaint vigorously. Because of uncertainty in the make-up of the purported class named in the Stevens Complaint, the specific theories of liability that may survive a motion for summary judgment or other dispositive motion, the lack of specificity or discovery regarding damages, causation, mitigation and other aspects that may ultimately bear upon loss, the Company is not reasonably able to provide an estimate of loss, if any, with respect to the matters set forth in the Stevens Complaint.

Note 13.    Business Acquisition
On April 2, 2018, the Company acquired all ownership interests of Huntington Steele, LLC (Huntington Steele), a registered investment advisor based in Seattle, Washington servicing the ultra-high-net-worth market, to enhance the Company's business development and research efforts in an additional geographic region. Under the acquisition method of accounting, the total purchase price was allocated to Huntington Steele's net tangible and intangible assets based upon their estimated fair values as of April 2, 2018 based on management’s best estimates and assumptions as of the reporting date and are considered preliminary pending finalization of valuation analyses pertaining to the intangible assets acquired and the contingent consideration. The total purchase price for Huntington Steele was $17,914, which includes $5,794 in cash consideration, net of $125 in cash acquired, and a contingent purchase price of $12,120. The contingent purchase price consists of amounts payable to the sellers upon the attainment of specified financial measures determined at various intervals over the next five years. The current portion of the contingent purchase price of $430 is included in Accrued liabilities on the accompanying Balance Sheet. The long-term portion of the contingent consideration of $11,690 is included in Other long-term liabilities on the accompanying Balance Sheet.
The purchase price allocation is as follows:

	Estimated Fair Value	Estimated Useful Life
Cash	$125
Goodwill	11,499
Identifiable intangible assets
Client relationships	6,180	12.0 years
Trade names	450	7.0 years
Other assets	15
Current liabilities	(230)
Contingent consideration	(12,120)
Net cash consideration	$5,794

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

Note 14.    Goodwill and Intangible Assets
The changes in the carrying amount of the Company's goodwill by segment are as follows:

	Investment Managers	Investments In New Businesses	Total
Balance, January 1, 2018	$52,990	$—	$52,990
Business acquisition	—	11,499	11,499
Balance, September 30, 2018	$52,990	$11,499	$64,489

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
The Company's intangible assets consist of:

	September 30, 2018	Weighted Average Estimated Useful Life	December 31, 2017	Weighted Average Estimated Useful Life
Acquired technology	$13,510	10.0 years	$13,510	10.0 years
Client relationships	16,940	13.9 years	10,760	15.0 years
Non-competition agreements	3,470	5.0 years	3,470	5.0 years
Trade name	2,840	7.0 years	2,390	7.0 years
	36,760		30,130
Less: Accumulated amortization	(4,169)		(1,552)
Intangible assets, net	$32,591		$28,578

The Company recognized $2,617 and $857 of amortization expense related to intangible assets during the nine months ended September 30, 2018 and 2017, respectively.

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
Disaggregation of Revenue
The following tables provide additional information pertaining to our revenues disaggregated by major product line and primary geographic market based on the location of the use of the products or services for each of the Company’s business segments for the three and nine months ended September 30, 2018:

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
Major Product Lines:	For the Three Months Ended September 30, 2018
Investment management fees from pooled investment products	$34,897	$73,663	$14,614	$206	$267	$123,647
Investment management fees from investment management agreements	197	24,525	68,318	79	2,641	95,760
Investment operations fees	381	—	—	92,185	—	92,566
Investment processing fees - PaaS	44,836	—	—	624	—	45,460
Investment processing fees - SaaS	32,925	—	—	2,417	—	35,342
Professional services fees	3,408	—	—	1,792	—	5,200
Account fees and other	1,805	4,362	534	3,972	34	10,707
Total revenues	$118,449	$102,550	$83,466	$101,275	$2,942	$408,682

Primary Geographic Markets:
United States	$73,188	$102,550	$64,601	$95,132	$2,942	$338,413
United Kingdom	28,647	—	13,817	—	—	42,464
Canada	11,730	—	1,895	—	—	13,625
Ireland	4,884	—	2,828	6,143	—	13,855
Other	—	—	325	—	—	325
Total revenues	$118,449	$102,550	$83,466	$101,275	$2,942	$408,682

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
Major Product Lines:	For the Nine Months Ended September 30, 2018
Investment management fees from pooled investment products	$105,251	$218,562	$45,819	$445	$729	$370,806
Investment management fees from investment management agreements	609	70,678	205,202	242	6,824	283,555
Investment operations fees	1,138	—	—	267,951	—	269,089
Investment processing fees - PaaS	133,336	—	—	1,749	—	135,085
Investment processing fees - SaaS	102,980	—	—	7,152	—	110,132
Professional services fees	13,022	—	—	5,660	—	18,682
Account fees and other	5,403	12,392	1,370	12,497	99	31,761
Total revenues	$361,739	$301,632	$252,391	$295,696	$7,652	$1,219,110

Primary Geographic Markets:
United States	$226,990	$301,632	$193,417	$279,736	$7,652	$1,009,427
United Kingdom	85,177	—	42,498	—	—	127,675
Canada	34,847	—	6,700	—	—	41,547
Ireland	14,725	—	8,282	15,960	—	38,967
Other	—	—	1,494	—	—	1,494
Total revenues	$361,739	$301,632	$252,391	$295,696	$7,652	$1,219,110

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
Professional services fees - Revenues associated with the business services migration for investment processing clients of the Private Banks segment and investment operations clients of the Investment Managers segment. In addition, Professional services include other services such as business transformation consulting. Typically, fees are stated as a contractual fixed fee. The client is billed directly and fees are collected according to the terms of the agreement.
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
Deferred Contract Costs
Deferred contract costs, which primarily consist of deferred sales commissions, were $22,104 as of September 30, 2018. The Company recorded a cumulative effect adjustment on January 1, 2018 of $18,641 associated with the capitalization of contract costs upon the adoption of ASC 606 (See Note 1). The Company deferred expenses related to contract costs of $1,400 and $5,483 during the three and nine months ended September 30, 2018, respectively. Amortization expense related to deferred contract costs were $819 and $2,020 during the three and nine months ended September 30, 2018, respectively. There was no impairment loss in relation to deferred contract costs during the nine months ended September 30, 2018.

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

Overview
Consolidated Summary
We are a leading global provider of investment processing, investment management and investment operations platforms. We help corporations, financial institutions, financial advisors and ultra-high-net-worth families create and manage wealth by providing comprehensive, innovative, investment and investment-business platforms. Investment processing fees are earned as monthly fees for contracted services, including computer processing services, software licenses and investment operations services, as well as transaction-based fees for providing securities valuation and trade-execution. Investment operations and investment management fees are earned as a percentage of average assets under management, administration or advised assets. As of September 30, 2018, through our subsidiaries and partnerships in which we have a significant interest, we manage, advise or administer $919.9 billion in hedge, private equity, mutual fund and pooled or separately managed assets, including $339.2 billion in assets under management and $575.8 billion in client assets under administration. Our affiliate, LSV Asset Management (LSV), manages $109.4 billion of assets which are included as assets under management.
Our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017 were:

	Three Months Ended September 30,		Percent Change*	Nine Months Ended September 30,		Percent Change*
	2018	2017		2018	2017
Revenues	$408,682	$386,018	6%	$1,219,110	$1,118,333	9%
Expenses	296,262	286,781	3%	880,084	828,352	6%
Income from operations	112,420	99,237	13%	339,026	289,981	17%
Net gain (loss) from investments	89	645	NM	(460)	1,036	NM
Interest income, net of interest expense	3,360	1,554	116%	8,635	4,357	98%
Equity in earnings from unconsolidated affiliate	41,726	39,333	6%	123,406	109,213	13%
Income before income taxes	157,595	140,769	12%	470,607	404,587	16%
Income taxes	29,276	39,030	(25)%	80,773	122,342	(34)%
Net income	128,319	101,739	26%	389,834	282,245	38%
Diluted earnings per common share	$0.80	$0.63	27%	$2.41	$1.74	39%
* Variances noted "NM" indicate the percent change is not meaningful.
The following items had a significant impact on our financial results for the three and nine months ended September 30, 2018 and 2017:

•
Revenue growth was primarily driven by higher Asset management, administration and distribution fees from market appreciation and positive cash flows from new and existing clients. Our average assets under management, excluding LSV, increased $19.3 billion, or 9 percent, to $229.4 billion in the first nine months of 2018 as compared to $210.1 billion during the first nine months of 2017. Our average assets under administration increased $55.4 billion, or 11 percent, to $546.6 billion in the first nine months of 2018 as compared to $491.2 billion during the first nine months of 2017.

•
Information processing and software servicing fees in our Private Banks segment increased $9.8 million during the first nine months of 2018 primarily due to increased assets from new and existing clients processed on the SEI Wealth Platform.

•	Asset administration fees in our Investment Managers segment increased $12.0 million during the first nine months of 2018 from our acquisition of SEI Archway during the third quarter 2017.

•
Our proportionate share in the earnings of LSV increased to $123.4 million in the first nine months of 2018 as compared to $109.2 million in the first nine months of 2017 primarily due to increased assets under management from LSV's existing clients due to market appreciation and cash inflows from new clients.

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

•
We capitalized $32.5 million in the first nine months of 2018 for the SEI Wealth Platform as compared to $40.6 million in the first nine months of 2017. Amortization expense related to the Platform decreased to $29.7 million during the first nine months of 2018 as compared to $37.3 million during the first nine months of 2017 due to the adjustment to the estimated useful life of the Platform effective in the fourth quarter 2017.

•
During the first nine months of 2018, we placed into service an application developed for the Investment Managers segment. This new offering includes components that leverage upon the current infrastructure and add significant enhancements designed to aggregate, transact and process data. Amortization expense related to the application was $3.9 million during the first nine months of 2018.

•
As we continue the development of new elements of the Platform, our expenses related to maintenance and support have increased. These costs are primarily recognized in personnel and consulting costs and are not eligible for capitalization. These increased costs primarily impacted the Private Banks and Investment Advisors business segments.

•
Our effective tax rate during the third quarter of 2018 was 18.6 percent as compared to 27.7 percent during the third quarter of 2017. Our effective tax rate was 17.2 percent during the first nine months of 2018 as compared to 30.2 percent during the first nine months of 2017. The decline in our effective tax rate was primarily due to the tax changes enacted in the 2017 Tax Cut and Jobs Act (The Tax Act). In addition, the rate for both periods were favorably impacted by tax benefits from stock option exercise activity (See the caption "Income Taxes" later in this discussion for more information).

•	We continued our stock repurchase program during 2018 and purchased 4.4 million shares for $289.5 million in the nine month period.
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
ASC 606 did not change the accounting for the majority of our revenue arrangements and did not have a material impact to our consolidated financial statements. The impact from the adoption of ASC 606 to our financial results during the three and nine months ended September 30, 2018 is primarily related to research services provided to customers in soft-dollar arrangements by SIDCO, our broker-dealer subsidiary, and the deferral of incremental contract acquisition costs. Under the new revenue standard, fees received for research services by SIDCO are recorded net of amounts paid for the soft dollar arrangement. The amounts we paid under these arrangements were previously recorded as an expense. The impact of this change in presentation was a decline in both revenues and expenses of $3.3 million and $10.5 million during the three and nine months ended September 30, 2018, respectively. There was no impact to our net income as a result of this change. Also under the new revenue standard, costs incurred to acquire client contracts are deferred and recognized over the expected client life. During the three and nine months ended September 30, 2018, we deferred $1.4 million and $5.5 million, respectively, in expenses related to contract acquisition costs (See Note 1 to the Notes to Consolidated Financial Statements).

Ending Asset Balances
(In millions)

	As of September 30,		Percent Change
	2018	2017
Private Banks:
Equity and fixed-income programs	$22,739	$21,196	7%
Collective trust fund programs	4	4	—%
Liquidity funds	3,142	3,345	(6)%
Total assets under management	$25,885	$24,545	5%
Client assets under administration	23,394	22,107	6%
Total assets	$49,279	$46,652	6%
Investment Advisors:
Equity and fixed-income programs	63,958	59,455	8%
Collective trust fund programs	5	5	—%
Liquidity funds	3,182	2,327	37%
Total assets under management	$67,145	$61,787	9%
Institutional Investors:
Equity and fixed-income programs	85,248	85,763	(1)%
Collective trust fund programs	74	82	(10)%
Liquidity funds	2,544	3,699	(31)%
Total assets under management	$87,866	$89,544	(2)%
Advised assets	4,131	3,626	14%
Total assets	91,997	93,170	(1)%
Investment Managers:
Equity and fixed-income programs	99	93	6%
Collective trust fund programs	46,934	46,087	2%
Liquidity funds	580	799	(27)%
Total assets under management	$47,613	$46,979	1%
Client assets under administration (A)	552,411	493,538	12%
Total assets	$600,024	$540,517	11%
Investments in New Businesses:
Equity and fixed-income programs	1,179	1,052	12%
Liquidity funds	162	71	128%
Total assets under management	$1,341	$1,123	19%
Advised assets	730	54	NM
Total assets	2,071	1,177	76%
LSV:
Equity and fixed-income programs (B)	$109,363	$102,901	6%
Total:
Equity and fixed-income programs (C)	282,586	270,460	4%
Collective trust fund programs	47,017	46,178	2%
Liquidity funds	9,610	10,241	(6)%
Total assets under management	$339,213	$326,879	4%
Advised assets	4,861	3,680	32%
Client assets under administration (D)	575,805	515,645	12%
Total assets under management, advisement and administration	$919,879	$846,204	9%

(A)	Client assets under administration in the Investment Managers segment include $61.4 billion of assets that are at fee levels below our normal full service assets (as of September 30, 2018).

(B)	Equity and fixed-income programs include assets managed by LSV in which fees are based on performance only. The ending value of these assets as of September 30, 2018 was $2.4 billion.

(C)	Equity and fixed-income programs include $5.7 billion of assets invested in various asset allocation funds at September 30, 2018.

(D)	In addition to the numbers presented, SEI also administers an additional $10.1 billion in Funds of Funds assets (as of September 30, 2018) on which SEI does not earn an administration fee.

Average Asset Balances
(In millions)

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2018	2017		2018	2017
Private Banks:
Equity and fixed-income programs	$22,516	$20,699	9%	$22,933	$19,602	17%
Collective trust fund programs	4	4	—%	4	4	—%
Liquidity funds	3,376	3,555	(5)%	3,537	3,761	(6)%
Total assets under management	$25,896	$24,258	7%	$26,474	$23,367	13%
Client assets under administration	23,175	21,441	8%	23,059	20,943	10%
Total assets	$49,071	$45,699	7%	$49,533	$44,310	12%
Investment Advisors:
Equity and fixed-income programs	63,399	58,406	9%	62,980	56,390	12%
Collective trust fund programs	5	5	—%	5	5	—%
Liquidity funds	2,958	2,335	27%	2,559	2,428	5%
Total assets under management	$66,362	$60,746	9%	$65,544	$58,823	11%
Institutional Investors:
Equity and fixed-income programs	84,885	84,520	—%	85,712	80,978	6%
Collective trust fund programs	74	80	(8)%	74	85	(13)%
Liquidity funds	2,469	3,177	(22)%	2,665	2,976	(10)%
Total assets under management	$87,428	$87,777	—%	$88,451	$84,039	5%
Advised assets	4,263	3,552	20%	4,316	3,455	25%
Total assets	91,691	91,329	—%	92,767	87,494	6%
Investment Managers:
Equity and fixed-income programs	95	92	3%	100	84	19%
Collective trust fund programs	45,856	44,824	2%	46,915	41,840	12%
Liquidity funds	555	952	(42)%	679	916	(26)%
Total assets under management	$46,506	$45,868	1%	$47,694	$42,840	11%
Client assets under administration (A)	541,063	486,158	11%	523,564	470,208	11%
Total assets	$587,569	$532,026	10%	$571,258	$513,048	11%
Investments in New Businesses:
Equity and fixed-income programs	1,148	1,016	13%	1,114	960	16%
Liquidity funds	146	55	165%	104	61	70%
Total assets under management	$1,294	$1,071	21%	$1,218	$1,021	19%
Advised assets	777	73	NM	547	76	NM
Total assets	2,071	1,144	81%	1,765	1,097	61%
LSV:
Equity and fixed-income programs (B)	$109,527	$100,244	9%	$109,270	$95,135	15%
Total:
Equity and fixed-income programs (C)	281,570	264,977	6%	282,109	253,149	11%
Collective trust fund programs	45,939	44,913	2%	46,998	41,934	12%
Liquidity funds	9,504	10,074	(6)%	9,544	10,142	(6)%
Total assets under management	$337,013	$319,964	5%	$338,651	$305,225	11%
Advised assets	5,040	3,625	39%	4,863	3,531	38%
Client assets under administration (D)	564,238	507,599	11%	546,623	491,151	11%
Total assets under management, advisement and administration	$906,291	$831,188	9%	$890,137	$799,907	11%

(A) Average client assets under administration in the Investment Managers segment for the three and nine months ended September 30, 2018 include $59.6 billion and $48.2 billion, respectively, that are at fee levels below our normal full service assets.
(B) Equity and fixed-income programs include assets managed by LSV in which fees are based on performance only. The average value of these assets for the three and nine months ended September 30, 2018 was $2.4 billion and $2.3 billion, respectively.

(C)
Equity and fixed-income programs include $5.6 billion and $5.7 billion of average assets invested in various asset allocation funds for the three and nine months ended September 30, 2018, respectively.

(D)
In addition to the numbers presented, SEI also administers an additional $10.1 billion and $10.5 billion of average assets in Funds of Funds assets for the three and nine months ended September 30, 2018, respectively, on which SEI does not earn an administration fee.

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

Business Segments
Revenues, Expenses and Operating Profit (Loss) for our business segments for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 were as follows:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2018	2017		2018	2017
Private Banks:
Revenues	$118,449	$118,499	—%	$361,739	$347,317	4%
Expenses	116,471	115,806	1%	343,515	336,709	2%
Operating Profit	$1,978	$2,693	(27)%	$18,224	$10,608	72%
Operating Margin	2%	2%		5%	3%
Investment Advisors:
Revenues	$102,550	$94,318	9%	$301,632	$275,302	10%
Expenses	53,287	50,585	5%	158,792	147,504	8%
Operating Profit	$49,263	$43,733	13%	$142,840	$127,798	12%
Operating Margin	48%	46%		47%	46%
Institutional Investors:
Revenues	$83,466	$80,411	4%	$252,391	$235,483	7%
Expenses	40,497	40,003	1%	122,617	117,499	4%
Operating Profit	$42,969	$40,408	6%	$129,774	$117,984	10%
Operating Margin	51%	50%		51%	50%
Investment Managers:
Revenues	$101,275	$91,020	11%	$295,696	$255,123	16%
Expenses	65,296	59,831	9%	191,955	165,743	16%
Operating Profit	$35,979	$31,189	15%	$103,741	$89,380	16%
Operating Margin	36%	34%		35%	35%
Investments in New Businesses:
Revenues	$2,942	$1,770	66%	$7,652	$5,108	50%
Expenses	5,769	5,063	14%	16,807	15,067	12%
Operating Loss	$(2,827)	$(3,293)	NM	$(9,155)	$(9,959)	NM

For additional information pertaining to our business segments, see Note 10 to the Consolidated Financial Statements.

Private Banks

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2018	2017		2018	2017
Revenues:
Information processing and software servicing fees	$82,921	$82,768	—%	$254,764	$244,948	4%
Asset management, administration & distribution fees	35,528	35,731	(1)%	106,975	102,369	4%
Total revenues	$118,449	$118,499	—%	$361,739	$347,317	4%
Revenues decreased slightly in the three month period and increased $14.4 million, or four percent, in the nine month period ended September 30, 2018 and were primarily affected by:

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

•
The reclassification of direct expenses related to trade execution fees of $3.3 million and $10.5 million during the third quarter and nine month period ended September 30, 2018, respectively, due to the adoption of ASC 606; and

•	Decreased investment processing fees from the loss of TRUST 3000® clients.
Operating margins remained at two percent in the three month period and increased to five percent compared to three percent in the nine month period. Operating income decreased by $0.7 million, or 27 percent, in the three month period and increased $7.6 million, or 72 percent, in the nine month period and was primarily affected by:

•	An increase in revenues;

•	Decreased amortization expense related to the SEI Wealth Platform due to the adjustment to the estimated useful life effective in the fourth quarter 2017;

•	Decreased sales compensation expense from the deferral of sales commissions costs due to the adoption of ASC 606; and

•	The net positive impact from foreign currency exchange rate fluctuations between the U.S. dollar and the British pound on our foreign operations; partially offset by

•	Increased direct expenses associated with increased investment management fees from existing U.S. and international clients; and

•	Increased non-capitalized costs, mainly personnel and consulting costs, related to maintenance, support and client migrations to the SEI Wealth Platform.

Investment Advisors

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2018	2017		2018	2017
Revenues:
Investment management fees-SEI fund programs	$74,624	$70,640	6%	$221,410	$205,609	8%
Separately managed account fees	23,564	19,789	19%	67,831	57,697	18%
Other fees	4,362	3,889	12%	12,391	11,996	3%
Total revenues	$102,550	$94,318	9%	$301,632	$275,302	10%
Revenues increased $8.2 million, or nine percent, in the three month period and increased $26.3 million, or ten percent, in the nine month period ended September 30, 2018 and were primarily affected by:

•
Increased investment management fees and separately managed account program fees due to higher assets under management caused by market appreciation and positive cash flows from new and existing advisors.

Operating margin increased to 48 percent compared to 46 percent in the three month period and increased to 47 percent compared to 46 percent in the nine month period. Operating income increased $5.5 million, or 13 percent, in the three month period and increased $15.0 million, or 12 percent, in the nine month period and was primarily affected by:

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

Institutional Investors
Revenues increased $3.1 million, or four percent, in the three month period and increased $16.9 million, or seven percent, in the nine month period ended September 30, 2018 and were primarily affected by:

•	Asset funding from new sales of our investment management platforms;

•	Increased investment management fees from existing clients due to higher assets under management caused by market appreciation; and

•	The positive impact from foreign currency exchange rate fluctuations between the U.S. dollar and the British pound on our foreign operations; partially offset by

•	Client losses.
Operating margins increased to 51 percent compared to 50 percent in each of the three and nine month periods. Operating income increased $2.6 million, or six percent, in the three month period and increased $11.8 million, or ten percent, in the nine month period and was primarily affected by:

•	An increase in revenues; and

•	The positive impact from foreign currency exchange rate fluctuations between the U.S. dollar and the British pound on our foreign operations; partially offset by

•	Increased direct expenses associated with investment management fees; and

•	Increased personnel compensation costs, mainly salary.

Investment Managers
Revenues increased $10.3 million, or 11 percent, in the three month period and increased $40.6 million, or 16 percent, in the nine month period ended September 30, 2018 and were primarily affected by:

•	Positive cash flows into alternative, traditional and separately managed account offerings from new and existing clients;

•	Higher valuations of existing client assets from improved capital markets; and

•	Added revenues from the acquisition of Archway during the third quarter 2017; partially offset by

•	Client losses and fund closures.
Operating margin increased to 36 percent compared to 34 percent in the three month period and remained at 35 percent in the nine month period. Operating income increased $4.8 million, or 15 percent, in the three month period and increased $14.4 million, or 16 percent, in the nine month period and was primarily affected by:

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

Other
Corporate overhead expenses
Corporate overhead expenses primarily consist of general and administrative expenses and other costs not directly attributable to a reportable business segment. Corporate overhead expenses were $14.9 million and $15.5 million in the three months ended September 30, 2018 and 2017, respectively, and $46.4 million and $45.8 million in the nine months ended September 30, 2018 and 2017, respectively.
Other income and expense
Other income and expense items on the accompanying Consolidated Statements of Operations consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net gain (loss) from investments	$89	$645	$(460)	$1,036
Interest and dividend income	3,482	1,899	9,146	4,928
Interest expense	(122)	(345)	(511)	(571)
Equity in earnings of unconsolidated affiliate	41,726	39,333	123,406	109,213
Total other income and expense items, net	$45,175	$41,532	$131,581	$114,606
Interest and dividend income
Interest and dividend income is earned based upon the amount of cash that is invested daily. The increase in interest and dividend income in the three and nine months ended September 30, 2018 was due to higher cash balances and an overall increase in interest rates.
Equity in earnings of unconsolidated affiliate
Equity in earnings of unconsolidated affiliate reflects our less than 50 percent ownership in LSV. As of September 30, 2018, our total partnership interest in LSV was 38.9 percent. The table below presents the revenues and net income of LSV and our proportionate share in LSV's earnings.

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2018	2017		2018	2017
Revenues of LSV	$133,921	$126,723	6%	$397,750	$355,996	12%
Net income of LSV	107,284	101,130	6%	317,295	280,717	13%

SEI's proportionate share in earnings of LSV	$41,726	$39,333	6%	$123,406	$109,213	13%
The increase in our earnings from LSV in the three and nine months ended September 30, 2018 was primarily due to increased assets under management from LSV's existing clients due to market appreciation and cash inflows from new clients. Average assets under management by LSV increased $14.1 billion to $109.3 billion during the nine months ended September 30, 2018 as compared to $95.1 billion during the nine months ended September 30, 2017, an increase of 15 percent.
Income Taxes
Our effective income tax rates for the three and nine months ended September 30, 2018 and 2017 differs from the federal income tax statutory rate due to the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Statutory rate	21.0%	35.0%	21.0%	35.0%
State taxes, net of federal tax benefit	2.3	1.7	2.3	1.7
Foreign tax expense and tax rate differential	(0.2)	(1.0)	(0.2)	(1.0)
Tax benefit from stock option exercises	(1.4)	(4.5)	(4.8)	(3.9)
Expiration of the statute of limitations	(1.0)	(2.6)	(0.3)	(0.9)
Provision-to-return adjustment	(2.3)	—	(0.8)	—
Other, net	0.2	(0.9)	—	(0.7)
	18.6%	27.7%	17.2%	30.2%

The decrease in our effective tax rates for the three and nine months ended September 30, 2018 was primarily due to the tax changes enacted in The Tax Act. The Tax Act was enacted in December 2017 and included a permanent reduction in the corporate tax rate from 35.0 percent to 21.0 percent. Our tax rates for the three and nine months ended September 30, 2018 were also favorably impacted by the reduction of the estimated one-time transition tax enacted by The Tax Act and a provision-to-return adjustment on our 2017 federal income tax return. These adjustments to the one time transition tax and our deferred taxes represent what we believe are the final liabilities under the changes enacted in The Tax Act. Our effective tax rates in both periods of 2018 and 2017 were favorably impacted by tax benefits due to stock option exercise activity.
Fair Value Measurements
The fair value of our financial assets and liabilities, except for the investment funds sponsored by LSV, is determined in accordance with the fair value hierarchy. The fair value of the investment funds sponsored by LSV is measured using the net asset value per share (NAV) as a practical expedient. The fair value of all other financial assets are determined using Level 1 or Level 2 inputs and consist mainly of investments in equity or fixed-income mutual funds that are quoted daily and Government National Mortgage Association (GNMA) and other U.S. government agency securities that are single issuer pools that are valued based on current market data of similar assets. The Company's Level 3 financial liabilities at September 30, 2018 consist entirely of the estimated contingent consideration of $12,120 resulting from an acquisition (See Note 13 to the Notes to Consolidated Financial Statements). We did not have any financial liabilities at December 31, 2017 that were required to be measured at fair value on a recurring basis (See Note 5 to the Notes to Consolidated Financial Statements).
Regulatory Matters
Like many firms operating within the financial services industry, we are experiencing a difficult and increasingly complex regulatory environment across our markets. Our current scale and reach as a provider to the financial services industry, the introduction and implementation of new platforms for our financial services industry clients, the increased regulatory oversight of the financial services industry generally, new laws and regulations affecting the financial services industry and ever-changing regulatory interpretations of existing laws and regulations, and a greater propensity of regulators to pursue enforcement actions and other sanctions against regulated entities, have made this an increasingly challenging and costly regulatory environment in which to operate.
SEI and our regulated subsidiaries have undergone or been scheduled to undergo a range of periodic or thematic reviews, examinations or investigations by numerous regulatory authorities around the world, including the Office of the Comptroller of the Currency, the Securities and Exchange Commission, the Financial Industry Regulatory Authority, Inc., the Financial Conduct Authority of the United Kingdom, the Central Bank of Ireland and others. These regulatory activities typically result in the identification of matters or practices to be addressed by us or our subsidiaries and, in certain circumstances, the regulatory authorities require remediation activities or pursue enforcement proceedings against us or our subsidiaries. From time to time, the regulators in different jurisdictions will elevate their level of scrutiny of our operations as our business expands or is deemed critical to the operations of the relevant financial markets. As described under the caption “Regulatory Considerations” in our Annual Report on Form 10-K, the range of possible sanctions that are available to regulatory authorities include limitations on our ability to engage in business for specified periods of time, the revocation of registration, censures and fines. The direct and indirect costs of responding to these regulatory activities, implementation of any remediation actions, and of complying with new or modified regulations, as well as the potential financial costs and potential reputational impact against us of any enforcement proceedings that might result, is uncertain but could have a material adverse impact on our operating results or financial position.
Liquidity and Capital Resources

	Nine Months Ended September 30,
	2018	2017
Net cash provided by operating activities	$417,898	$316,387
Net cash used in investing activities	(77,408)	(148,063)
Net cash used in financing activities	(336,214)	(193,730)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6,552)	14,679
Net decrease in cash, cash equivalents and restricted cash	(2,276)	(10,727)
Cash, cash equivalents and restricted cash, beginning of period	747,752	699,201
Cash, cash equivalents and restricted cash, end of period	$745,476	$688,474

Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing. At September 30, 2018, our unused sources of liquidity consisted of cash and cash equivalents and the amount available under our credit facility. We adopted ASU No. 2016-18, Statement of Cash Flows, Restricted Cash (Topic 230) (ASU 2016-18) on January 1, 2018 which requires the statement of cash flows to explain the change during the period for the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The prior period was retrospectively adjusted to conform to the current period’s presentation. There was no material impact to net cash flows for the nine months ended September 30, 2017 as a result of including restricted cash with cash and cash equivalents.
Our credit facility provides for borrowings of up to $300.0 million and is scheduled to expire in June 2021 (See Note 7 to the Consolidated Financial Statements). The availability of the credit facility is subject to compliance with certain covenants set forth in the agreement. The credit facility contains covenants which restrict our ability to engage in mergers, consolidations, asset sales, investments, transactions with affiliates, or to incur liens, as defined in the agreement. In the event of a default under the credit facility, we would also be restricted from paying dividends on, or repurchasing, our common stock. Currently, our ability to borrow from the credit facility is not limited by any covenant of the agreement. As of October 18, 2018, the full amount of $300.0 million of the credit facility was available for corporate purposes.
The majority of our excess cash reserves are primarily placed in accounts located in the United States that invest entirely in SEI-sponsored money market mutual funds denominated in the U.S. dollar. We also utilize demand deposit accounts or money market accounts at several well-established financial institutions located in the United States. Accounts used to manage these excess cash reserves do not impose any restrictions or limitations that would prevent us from being able to access such cash amounts immediately. As of October 18, 2018, the amount of cash and cash equivalents considered free and immediately accessible for other general corporate purposes was $385.1 million.
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
Cash flows from operations increased $101.5 million in the first nine months of 2018 compared to the first nine months of 2017 primarily from the increase in our net income and higher distribution payments received from our unconsolidated affiliate, LSV.
Net cash used in investing activities includes:
•Purchases, sales and maturities of marketable securities. Our purchases, sales and maturities of marketable securities in the first nine months of 2018 and 2017 were as follows:

	Nine Months Ended September 30,
	2018	2017
Purchases	$(122,259)	$(50,235)
Sales and maturities	116,568	52,644
Net investing activities from marketable securities	$(5,691)	$2,409

•
The capitalization of costs incurred in developing computer software. We capitalized $33.4 million of software development costs in the first nine months of 2018 as compared to $48.6 million in the first nine months of 2017. The majority of our software development costs are related to significant enhancements for the expanded functionality of the SEI Wealth Platform.

•
Capital expenditures. Our capital expenditures in the first nine months of 2018 were $21.7 million as compared to $20.3 million in the first nine months of 2017. Our expenditures in 2018 and 2017 primarily include purchased software, equipment for our data center operations and the expansion of our corporate headquarters.

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

•
The repurchase of our common stock. Our Board of Directors has authorized the repurchase of our common stock through multiple authorizations. Currently, there is no expiration date for our common stock repurchase program. We had total capital outlays of $290.6 million during the first nine months of 2018 and $186.5 million during the first nine months of 2017 for the repurchase of our common stock.

•
Proceeds from the issuance of our common stock. We received $78.7 million in proceeds from the issuance of our common stock during the first nine months of 2018 as compared to $41.6 million during the first nine months of 2017. The increase in proceeds is primarily attributable to a higher level of stock option exercise activity.

•	Dividend payments. Cash dividends paid were $94.3 million in the first nine months of 2018 as compared to $88.9 million in the first nine months of 2017.
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
(b) Change in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In October 2018, the Company and its affiliated and/or related entities SEI Investments Management Corporation, SEI Capital Accumulation Plan Design Committee, SEI Capital Accumulation Plan Investment Committee, SEI Capital Accumulation Plan Administration Committee, and John Does 1-30 have been named as defendants in a class action complaint in the United States District Court for the Eastern District of Pennsylvania filed by Gordon Stevens, individually and as the representative of similarly situated persons, and on behalf of the SEI Capital Accumulation Plan (the “Plan”) seeking unspecified damages for defendants’ breach of fiduciary duties under ERISA with respect to selecting and monitoring the Plan’s investment options and by retaining affiliated investment products in the Plan (the “Stevens Complaint”). While the Company believes the allegations in the Stevens Complaint are without merit, the outcome of this litigation remains uncertain. The defendants intend to answer the Stevens Complaint, believe that they have valid defenses to plaintiffs’ claims and intend to defend the allegations contained in the Stevens Complaint vigorously. Because of uncertainty in the make-up of the purported class named in the Stevens Complaint, the specific theories of liability that may survive a motion for summary judgment or other dispositive motion, the lack of specificity or discovery regarding damages, causation, mitigation and other aspects that may ultimately bear upon loss, the Company is not reasonably able to provide an estimate of loss, if any, with respect to the matters set forth in the Stevens Complaint.

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

Information regarding the repurchase of common stock during the three months ended September 30, 2018 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 2018	330,000	$60.95	330,000	$163,625,000
August 2018	587,000	60.73	587,000	127,951,000
September 2018	750,000	62.44	750,000	81,102,000
Total	1,667,000	$61.54	1,667,000

Item 6.    Exhibits.
The following is a list of exhibits filed as part of the Form 10-Q.

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32	Section 1350 Certifications.

99.1	Press release dated October 23, 2018 of SEI Investments Company related to the Company's financial and operating results for the third quarter ended September 30, 2018.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEI INVESTMENTS COMPANY

Date:	October 25, 2018	By:	/s/ Dennis J. McGonigle
Dennis J. McGonigle
Chief Financial Officer