Form 10-K
period 2018-12-31
SEI INVESTMENTS CO
filed 2019-02-25
CIK 350894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
None
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company, " and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $7.7 billion based on the closing price reported by NASDAQ on June 30, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter). For purposes of making this calculation only, the registrant has defined affiliates as including all executive officers, directors and beneficial owners of more than ten percent of the common stock of the registrant.
The number of shares outstanding of the registrant's common stock, as of the close of business on January 31, 2019:

Common Stock, $.01 par value	153,690,105

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference herein:

1.
The definitive proxy statement relating to the registrant’s 2019 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year covered by this annual report, is incorporated by reference in Part III hereof.

SEI Investments Company
Fiscal Year Ended December 31, 2018

PART I
Forward Looking Statements
This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve certain known and unknown risks, uncertainties and other factors, many of which are beyond our control, and are not limited to those discussed in Item 1A, “Risk Factors.” All statements that do not relate to historical or current facts are forward-looking statements. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” "will," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to present or anticipated strategies, products and markets, future revenues, capital expenditures and uses, expansion plans, future financing and liquidity, personnel, and other statements regarding matters that are not historical facts or statements of current condition.
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
Item 1. Business.
Overview
After 50 years in business, SEI (NASDAQ: SEIC) remains a leading global provider of investment processing, investment management and investment operations solutions that help corporations, financial institutions, financial advisors and ultra-high-net-worth families create and manage wealth. As of December 31, 2018, through its subsidiaries and partnerships in which the company has a significant interest, SEI manages, advises or administers $883.9 billion in hedge, private equity, mutual fund and pooled or separately managed assets, including $307.3 billion in assets under management and $572.5 billion in client assets under administration. Our affiliate, LSV Asset Management (LSV), manages $96.1 billion of assets which are included as assets under management.
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

•
Investment operations outsourcing platforms for investment management firms, banks, family offices and investment companies that sponsor and distribute mutual funds, hedge funds and alternative investments.

General Development of the Business
SEI is a leading provider of wealth management business solutions for the financial services industry. For over 50 years, we've anticipated changing market needs and created innovative business solutions designed to help clients meet the challenges of managing personal and institutional wealth.
We began doing business in 1968 by providing computer-based training simulations for bank loan officers. We developed an investment accounting system for bank trust departments in 1972 and became a leading provider of investment processing outsourcing services to banks and trust institutions in the United States. Later, we broadened these outsourcing services and began offering bank clients a family of mutual funds, as well as investment operations outsourcing services. We became a public company in 1981.
We began to adapt and evolve these platforms for selected global markets in the 1990s, including: investment advisors, retirement plan sponsors and institutional investors, asset management distribution firms, investment managers and affluent individual investors. Today, we serve approximately 11,000 clients in the United States, Canada, the United Kingdom, continental Europe, South Africa and East Asia.
In each of these markets, we have combined our core competencies - investment processing, investment management and investment operations - to deliver broader and more strategic solutions for clients and markets. Today, we offer a global wealth and investment platform for private banks and wealth services firms; a complete wealth platform for operating an investment advisory business; a comprehensive Outsourced Chief Investment Officer (OCIO) platform for retirement plan sponsors and institutional investors; a total operational outsourcing platform for investment managers and a life and wealth platform for ultra-high-net-worth families.
Mission and Strategy
SEI’s mission is to deliver innovative and comprehensive investment processing, investment management and investment operations platforms to help clients achieve lasting success. We also seek to achieve growth in earnings and shareholder value by strengthening our position as a provider of these platforms. To achieve these objectives, we have implemented these strategies:
Create broader solutions for wealth service firms, globally. Banks, investment managers and financial advisors seek to enter new markets, expand their service offerings, provide a differentiated experience to their clients, improve efficiencies, reduce risks and better manage their businesses. We offer comprehensive platforms integrating technology, operating processes and financial products designed to help these institutions better serve their clients and create opportunities to improve their business success.
Help institutional investors manage retirement plans and operating capital, globally. Retirement plan sponsors, not-for-profit organizations and other institutional investors strive to meet their fiduciary obligations and financial objectives while reducing business risk. We deliver customized investment management solutions, as part of a complete OCIO platform, that facilitate more strategic decisions by investors about their investments and more efficient and effective management of their assets.
Support affluent individual investors in the management of their life and wealth goals, globally. Investors demand a holistic wealth management experience that focuses on their life goals and provides them with an integrated array of financial services that includes substantially more than traditional wealth management offerings. We facilitate an in-depth process of goal identification and offer comprehensive life and wealth advisory services including life planning, investments and other financial services that align closely to these goals.
Continue to expand globally. Global markets are complex, in a constant state of flux and present significant opportunities for growth. We have evolved U.S. business models for the global wealth management marketplace, focusing on the needs of institutional investors, private banks, independent wealth advisers, investment managers, investment advisors and affluent individual investors and aid them in managing the complexity of global markets.
Business Model
We are guided by the fundamental principles of our business model in managing the company:

•	Grow organically. We seek to grow organically by:

◦	delivering current platforms into existing markets and adding new clients;

◦	expanding business in existing markets by building new platforms; and

◦	entering adjacent financial markets with existing and new platforms.
We may also make acquisitions and strategic investments in other firms that we believe will expand our capabilities or acquire platforms that may increase future organic growth.

•
Engage clients. We strive to forge intimate and long lasting client relationships, and to be a thought leader in the markets we serve. We believe SEI’s long-lasting client relationships - some of which span decades - are fundamental to enhancing SEI’s financial strength.

•
Enhance financial strength. We focus on achieving long-term sustainable growth in revenues and earnings. We favor businesses and solution platforms that generate recurring revenues and predictable cash flows. We strive to maintain a strong balance sheet and return capital to shareholders through stock purchases and paid dividends.

•
Innovate. We continually invest in product development to meet the emerging needs of markets and clients, keep pace with industry developments and satisfy ever expanding and complex regulatory requirements. We have significant domain knowledge and over 50 years of experience developing new solutions that address our clients' complex business challenges in a manner that enhances their ability to compete effectively. To fuel the innovation process, we strive to nurture SEI’s talented and engaged workforce, and foster an open and collaborative culture. We believe our commitment to capital investments to drive growth - targeting eight to ten percent of annual revenues for platform development - affords us a competitive advantage.

Business Platforms
Investment Processing
Investment processing platforms consist of application and business-process-outsourcing services, professional services and transaction-based services. Investment processing services are primarily delivered through two proprietary platforms: TRUST 3000® and the SEI Wealth PlatformSM (the SEI Wealth Platform or SWP). We offer these services to providers of institutional and private-client wealth management services, including banks, trust companies, independent wealth advisers and other financial services firms. We also deliver these platforms, combined with our investment management platform, to investment advisors and other wealth management and financial services firms. Through our wholly-owned subsidiaries, we also provide business-process outsourcing services including custodial and sub-custodial services and back-office accounting services.
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
SWP provides a global, unified and scalable platform for operating a wealth management business. This comprehensive platform includes investment processing and infrastructure services, and advanced capabilities to support wealth advisory, asset management, and wealth administration functions. SWP also provides global wealth management capabilities including a 24/7 operating model, global securities processing, and multi-currency accounting and reporting. Built around a client-centric relationship model, SWP has an open architecture and supports workflow management and straight-through processing.
SWP is offered in SaaS and PaaS delivery modes. We began delivering SWP (PaaS) to private banks and independent wealth advisers in the United Kingdom in 2007, to banks in the United States in 2012, and to investment advisor clients in the United States in 2015. We are currently implementing our first SaaS bank client through a multi-year conversion.
Investment processing revenues are earned as monthly fees for contracted SaaS and PaaS services. Revenues are primarily earned based upon the type and number of investor accounts serviced or as a percentage of the market value of the clients’ assets processed. Professional services revenues are earned from contracted, project-oriented services, including client implementations. Transaction-based revenues are earned primarily from commissions earned on securities trades executed on behalf of clients through one of our investment processing platforms. Revenues from investment processing, professional services, and transaction-based services are recognized in Information processing and software servicing fees on the accompanying Consolidated Statements of Operations.
Investment Management
SEI's investment management platform consists of investment products including:

•	money market;

•	fixed-income and equity mutual funds;

•	collective investment products;

•	alternative investment portfolios; and

•	separately managed accounts.
Through our wholly owned subsidiaries, we serve as sponsor, administrator, transfer agent, investment advisor, distributor and shareholder servicer for many of these products. We distribute these investment products through investment advisory firms, including investment advisors and banks, and directly to institutional and individual investors.
Investment products are used to construct an investment strategy tailored to meet the needs of different investors, taking into consideration their objectives and risk tolerances. SEI's clients, or the investors served by client intermediaries, are the investors in these products. Investors typically invest in a globally diversified portfolio that consists of multiple asset classes and investment styles.
We have expanded our investment management platform to include other consultative, operational and technology components, and have created diverse solutions tailored to the needs of a specific market. These components may include investment strategies, consulting services, administrative and processing services and technology tools.
As of December 31, 2018, we managed $211.2 billion in assets including:

•	$156.0 billion invested in fixed-income and equity funds and separately managed account programs;

•	$42.9 billion invested in collective trust fund programs; and

•	$12.3 billion invested in liquidity or money market funds.

An additional $96.1 billion in assets is managed by our unconsolidated affiliate LSV, a registered investment advisor that specializes in value equity management for its clients.
Investment management revenues are earned primarily as a percentage of net assets under management. These revenues are recognized in Asset management, administration and distribution fees on the accompanying Consolidated Statements of Operations. Our interest in the earnings of LSV is recognized in Equity in earnings of unconsolidated affiliates on the accompanying Consolidated Statements of Operations.
Investment Operations
Investment operations platforms consist of business-processing-outsourcing services including fund and investment accounting, administration, reconciliation, regulatory and compliance reporting, investor servicing and client reporting. We primarily deliver these platforms to investment management firms that offer traditional and alternative products. We support traditional managers who advise a variety of investment products including:

•	mutual funds;

•	UCITS schemes;

•	collective investment trusts (CITs);

•	exchange-traded funds (ETFs);

•	institutional accounts; and

•	separately managed accounts.
We provide comprehensive platforms to investment managers worldwide that sponsor and distribute alternative investment products such as hedge funds, funds of hedge funds, private equity funds and real estate funds, across both registered and partnership structures. We also provide an investment operations platform that services the family office market in the United States. These platforms are delivered by utilizing a highly-integrated, robust and scalable technology platform adapted to fit the specific business needs of our investment manager clients.
As of December 31, 2018, we administered $572.5 billion in client assets for traditional and alternative investment fund products, including mutual funds, hedge funds and private equity funds. Revenues from these products are earned primarily as a percentage of net assets under administration.
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
Investment Managers – provides investment operations outsourcing platforms to fund companies, banking institutions, traditional and non-traditional investment managers worldwide and family offices in the United States; and
Investments in New Businesses – focuses on providing investment management solutions to ultra-high-net-worth families residing in the United States; developing internet-based investment services and advice platforms; entering new markets; and conducting other research and development activities.

The percentage of consolidated revenues generated by our business segments for the last three years was:

	2018	2017	2016
Private Banks	30%	31%	33%
Investment Advisors	25%	24%	23%
Institutional Investors	20%	21%	22%
Investment Managers	24%	23%	21%
Investments in New Businesses	1%	1%	1%
	100%	100%	100%
Private Banks
We are a leading provider of investment processing outsourcing platforms for banks and trust institutions, independent wealth advisers and financial advisors worldwide.
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
Marketing efforts in this segment are focused on SWP which is currently delivered as PaaS. SWP offers advanced capabilities across the entire range of wealth management processes, including those of large global wealth managers. SWP enables banks and investment service firms of all types to manage the growing complexity of their operations, replace legacy platforms, comply with complex regulations, and make more effective use of capital by outsourcing wealth management services.
In 2015, we signed an existing TRUST 3000 client to be the first large national bank to implement SWP, and the first client to operate SWP as SaaS. This will be a multi-year conversion due to the client’s size, the development work involved to expand SWP to be offered as SaaS, and the scope of integration activities required. While executing this large-scale implementation, we will continue to install other signed clients. We will also continue to manage our current TRUST 3000 relationships toward eventual conversion to SWP.
Contracts with TRUST 3000 clients have initial terms that are generally three to seven years in length. At December 31, 2018, we had significant relationships with 67 bank and trust institutions in the United States. Our principal competitors for this business are:

•	Fidelity National Information Services, Inc. (FIS);

•	Innovest Portfolio Solutions, LLC;

•	Charles Schwab & Co., Inc.; and

•	Fidelity Investments.
Many large financial institutions develop, operate and maintain proprietary investment and trust accounting systems. We consider these “in-house” systems to be a form of competition.
Contracts with SWP clients have initial terms that are generally five to seven years in length. At December 31, 2018, we had significant relationships with 48 banks, independent wealth advisers and other wealth managers located in the United Kingdom and the United States. Our principal competitors for this business, in addition to those named above, are:

•	Pershing LLC;

•	FNZ UK Ltd.;

•	Temenos Group AG;

•	Avaloq;

•	SS&C Technologies;

•	Fiserv, Inc.; and

•	other smaller technology firms.
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
We have business relationships with 282 banks, wealth managers and other financial services intermediaries at December 31, 2018. Our definition of an asset management distribution client for this segment includes financial intermediaries who have exceeded a minimal level of customer assets invested in our investment products. With the growth of our business, the minimal level of customer assets which defines a "business relationship" is adjusted from time to time. Our business is primarily based on 98 asset management distribution clients who, at December 31, 2018, had at least $5.0 million each in customer assets invested in our programs. We also had single-product relationships with 80 additional banks and trust institutions. The principal competitors for this business are:

•	Russell Investment Group;

•	Fidelity Investments;

•	Franklin Templeton Investments;

•	discretionary portfolio managers; and

•	various multi-manager investment programs offered by other firms.
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
We continually evaluate and enhance our offering to meet the emerging needs of our advisors and their end clients. We anticipate the enhanced service offerings enabled through SWP will provide a more diverse range of back-office, front-office and client-facing investment processing and investment management capabilities. We began to implement selected groups of advisor clients onto SWP in 2015 and expect to have all clients on the platform in 2019. We will continue to focus on recruiting new advisors, improving net cash flows into our investment management programs, and managing client relationships toward eventual migration onto SWP.
We estimate we have business relationships with approximately 7,400 financial advisors at December 31, 2018. Our definition of a client for this segment includes financial advisors who have exceeded a minimal level of customer assets invested in our investment products. With the growth of our business, the minimal level of customer assets which defines a "business relationship" is adjusted from time to time. Our business is primarily based on approximately 2,100 investment advisors who, at December 31, 2018, had at least $5.0 million each in customer assets invested in our programs. Revenues are earned largely as a percentage of average assets under management.
The principal competition for our investment management products is from other active money managers, passive investment management sponsors, other turnkey asset management providers, mutual fund companies, custody service providers and the proprietary investment management programs of broker dealers. In the advisor distributor channel, the principal competitors include:

•	AssetMark Investment Services Inc.;

•	Brinker Capital;

•	EnvestNet, Inc.;

•	Fidelity Investments;

•	TD Ameritrade;

•	Charles Schwab & Co., Inc.; and

•	other broker-dealers.
As we introduce SWP, we expect to more directly compete with custody service providers.
Institutional Investors
We are a leading provider of Outsourced Chief Investment Officer (OCIO) platforms for retirement plan sponsors, healthcare systems, and not-for-profit organizations globally. We have a broadly experienced team with specific expertise in defined benefit plans, defined contribution plans, endowments, foundations, balance sheet assets and other institutional asset pools.
Our clients benefit from solutions that combine the breadth of SEI’s investment management, advisory, and administration services. Depending on their needs, objectives, and risk tolerance, clients may elect to either retain control or outsource specific management functions. As a result, they are able to integrate SEI’s investment process, advisory services, and plan administration services into their existing best practices seamlessly. This approach is designed to address the investor’s specific risk-return requirements, reduce business risk, provide ongoing due diligence, and increase operational efficiency.
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
We expect to continue our efforts to build a globally diversified institutional client base, provide our clients with value-added advice and discretionary services, and place increased emphasis on defined contribution and not-for-profit organizations fiduciary management sales opportunities.
Fees are primarily earned as a percentage of average assets under management calculated using the average of the four month ending balances preceding the billing date. At December 31, 2018, we had relationships with 482 institutional clients. The principal competitors for this segment are:

•	boutique and large bank OCIO/fiduciary management firms;

•	Mercer;

•	Aon Hewitt;

•	Willis Towers Watson; and

•	Russell Investments.
Investment Managers
We are a leading global provider of investment operations outsourcing platforms to fund companies, banking institutions, family offices and both traditional and alternative investment managers worldwide. We provide investment organizations and asset owners with the advanced operating infrastructure that is critical to success in this highly competitive industry while also providing solutions to efficiently navigate a host of ever changing and increasingly complex business and regulatory challenges. Our comprehensive global operating platform provides clients with customized and integrated capabilities in the areas of:

•	data and information management;

•	investment operations;

•	risk management and compliance support;

•	fund administration;

•	fund accounting; and

•	distribution support.
We work with a diverse and sophisticated group of alternative, traditional, and hybrid asset managers, including approximately one-third of the top 100 managers worldwide. We believe clients choose our full-service offering because of its flexibility, quality and ability to support their diverse business needs across multiple product types and structures, investment strategies and asset classes. Our investment manager clients offer a variety of packaging types, including hedge funds, private equity and real estate funds, mutual funds, separate accounts, ETFs, UCITS and closed-end funds. For clients focused on the U.S. retirement market who desire to manage assets within a collective investment trust, we offer trustee and investment management services in addition to the aforementioned administration services. Our platform enables us to offer outsourcing services to a full spectrum of investment managers, accommodating the special needs of emerging and start-up managers all the way through to the most complex, multi-asset hybrid managers globally. Our operational platform enables managers to view their business in a comprehensive and integrated way, providing more insight and thus control over their business risks and results.
We also provide a family office platform with a comprehensive suite of technology and technology-enabled services for ultra-high-net-worth families, their trusted advisors and the institutions that service the family office market.
Over the past few years, investors have faced multiple market disruptions and rising volatility. At the same time there has been an increased level of regulatory pressure focused on investor and data protection. Investment managers have responded with a range of innovative products designed to better manage volatility and downside risk, and many now offer alternatives to the pure long-only investing strategy historically used in traditional markets. This can be accomplished in a standalone private or public fund vehicle or using our U.S. mutual fund series trust platform. We also offer a regulatory compliance platform that assists managers in adhering to the changing and ever-demanding global regulatory environment. Additionally, as we believe that competitiveness will increasingly be based on capabilities other than just portfolio investment expertise, we offer managers solutions that help them gain scale and efficiency, run their businesses more intelligently through data analytics and online dashboards, and be more responsive to regulatory, investor and intermediary needs.
We will continue our efforts to add new asset managers, asset owners, family offices and private wealth advisors as clientele, grow our existing client relationships, expand into new markets and further develop our solutions and global operations platform.
Contracts for fund administration outsourcing services generally have terms ranging from three to five years. Fees are primarily earned as a percentage of average assets under management and administration. A portion of the revenues for this segment is earned as account servicing fees. At December 31, 2018, we had relationships with 486 investment management companies, alternative investment managers, family offices and private wealth advisors. Our competitors vary according to the asset class or solutions provided and include:

•	State Street;

•	BNY Mellon;

•	Northern Trust;

•	SS&C Technologies; and

•	Citco.
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
Research and Development
We continue to devote significant resources to research and development, including expenditures for new technology platforms, enhancements to existing technology platforms and new investment products and services. Our research and development expenditures for the last three years were:

(all dollar amounts in thousands)	2018	2017	2016
Research and development expenditures	$159,084	$155,252	$134,323

Capitalization of costs incurred in developing computer software	$44,221	$61,043	$50,392

Research and development expenditures as a percentage of revenues	9.8%	10.2%	9.6%
Our research and development expenditures are included in Compensation, benefits and other personnel and Consulting, outsourcing and professional fees on the accompanying Consolidated Statements of Operations.
The majority of our research and development spending is related to building SWP, which combines business service processing with asset management and distribution services. SWP offers a client-centric, rather than an account-centric, process with model-based portfolio management services through a single platform. SWP utilizes SEI’s proprietary applications with those built by third-party providers and integrates them into a single technology platform. This integration supports straight-through business processing and enables the transformation of our clients’ wealth services from operational investment processing services to client value-added services.
SWP provides the technology infrastructure for the business solutions now being marketed and delivered to markets in the United States and the United Kingdom served by the Private Banks segment. SWP also provides the technology infrastructure for the business solutions now being marketed and delivered to markets in the United States served by the Investment Advisors segment. We believe the advanced capabilities of SWP will enable us to significantly extend and enhance the services we offer to clients and expand SEI’s addressable markets.
Marketing and Sales
Our business platforms are directly marketed to potential clients in our target markets. At January 31, 2019, we employed approximately 105 sales representatives who operate from offices located throughout the United States, Canada, the United Kingdom, continental Europe, South Africa, Asia and other locations.
Customers
In 2018, no single customer accounted for more than ten percent of revenues in any business segment.
Personnel
At January 31, 2019, we had 3,820 full-time and 32 part-time employees. Employee unions do not represent any of our employees. Management considers employee relations to be generally good.
Regulatory Considerations
We conduct our operations through several regulated wholly-owned subsidiaries. These subsidiaries are:

•
SEI Investments Distribution Co., or SIDCO, a broker-dealer registered with the SEC under the Securities Exchange Act of 1934 and a member of the Financial Industry Regulatory Authority, Inc., or FINRA;

•
SEI Investments Management Corporation, or SIMC, an investment advisor registered with the SEC under the Investment Advisers Act of 1940 and with the Commodity Futures Trading Commission, or CFTC, under the Commodity Exchange Act;

•	SEI Private Trust Company, or SPTC, a limited purpose federal thrift chartered and regulated by the Office of the Comptroller of the Currency;

•	SEI Trust Company, or STC, a Pennsylvania trust company, regulated by the Pennsylvania Department of Banking and Securities;

•	SEI Investments (Europe) Limited, or SIEL, an investment manager and financial institution subject to regulation by the Financial Conduct Authority of the United Kingdom;

•	SEI Investments Canada Company, or SEI Canada, an investment fund manager that has various other capacities that is regulated by the Ontario Securities Commission and various provincial authorities;

•
SEI Investments Global, Limited, or SIGL, a management company for Undertakings for Collective Investment in Transferable Securities, or UCITS, and for Alternative Investment Funds, or AIFs, that is regulated primarily by the Central Bank of Ireland, or CBI;

•	SEI Investments - Global Fund Services, Ltd., or GFSL, an authorized provider of administration services for Irish and non-Irish collective investment schemes that is regulated by the CBI; and

•	SEI Investments - Depositary and Custodial Services (Ireland) Limited, or D&C, an authorized provider of depositary and custodial services that is regulated by the CBI.
In addition to the regulatory authorities listed above, our subsidiaries are subject to the jurisdiction of regulatory authorities in other foreign countries. In addition to our wholly-owned subsidiaries, we also own a minority interest of approximately 38.9 percent in LSV, which is also an investment advisor registered with the SEC.
The Company, its regulated subsidiaries, their regulated services and solutions and their customers are all subject to extensive legislation, regulation and supervision that recently has been subject to, and continues to experience, significant change and increased regulatory activity. These changes and regulatory activities could have a material adverse effect on us and our clients.
The various governmental agencies and self-regulatory authorities that regulate or supervise the Company and its subsidiaries have broad administrative powers. In the event of a failure to comply with laws, regulations and requirements of these agencies and authorities, the possible business process changes required or sanctions that may be imposed include the suspension of individual employees, limitations on our ability to engage in business for specified periods of time, the revocation of applicable registration as a broker-dealer, investment advisor or other regulated entity, and, as the case may be, censures and fines. Additionally, certain securities and banking laws applicable to us and our subsidiaries provide for certain private rights of action that could give rise to civil litigation. Any litigation could have significant financial and non-financial consequences including monetary judgments and the requirement to take action or limit activities that could ultimately affect our business.
Governmental scrutiny from regulators, legislative bodies and law enforcement agencies with respect to matters relating to our regulated subsidiaries and their activities, services and solutions, our business practices, our past actions and other matters has increased dramatically in the past several years. Responding to these examinations, investigations, actions and lawsuits, regardless of the ultimate outcome of the proceeding, is time consuming and expensive and can divert the time and effort of our senior management from our business. Penalties, fines and changes to business processes sought by regulatory authorities have increased substantially over the last several years, and certain regulators have been more likely in recent years to commence enforcement actions or to advance or support legislation targeted at the financial services industry. We continue to be subject to inquiries from examinations and investigations by supervisory and enforcement divisions of regulatory authorities and expect this to continue in the future. We believe this is also the case with many of our regulated clients. Governmental scrutiny and legal and enforcement proceedings can also have a negative impact on our reputation, our relationship with clients and prospective clients, and on the morale and performance of our employees, which could adversely affect our businesses and results of operations.
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
Compliance with existing and future regulations and responding to and complying with recent increased regulatory activity affecting broker-dealers, investment advisors, investment companies, financial institutions and their service providers could have a significant impact on us. We periodically undergo regulatory examinations and respond to regulatory inquiries and document requests. In addition, recent and continuing legislative activity in the United States and in other jurisdictions (including the European Union and the United Kingdom) have made and continue to make extensive changes to the laws regulating financial services firms. Recent changes include the effectiveness of the Markets in Financial Instruments Directive (MiFID II) and pending effectiveness of the General Data Protection Regulation in the European Union and the U.S. Department of Labor's Fiduciary Rule. As a result of these examinations, inquiries and requests, as a result of increased civil litigation activity, and as a result of these new laws and regulations, we engage legal counsel and other subject matter experts, review our compliance procedures, solution and service offerings, and business operations, and make changes as we deem necessary or as may be required by the applicable authority. These additional activities and required changes may result in increased expense or may reduce revenues.
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
Risks Related to Our Business and Industry
Our revenues and earnings are affected by changes in capital markets. A majority of our revenues are earned based on the value of assets invested in investment products that we manage or administer. Significant fluctuations in securities prices may materially affect the value of these assets and may also influence an investor’s decision to invest in and maintain an investment in a mutual fund or other investment product. As a result, our revenues and earnings derived from assets under management and administration could be adversely affected.
We are exposed to product development risk. We continually strive to increase revenues and meet our customers' needs by introducing new products and services as well as our existing products and services. As a result, we are subject to product development risk, which may result in loss if we are unable to develop and deliver products to our target markets that address our clients' needs that are developed on a timely basis and reflect an attractive value proposition. The majority of our product development risk pertains to the SEI Wealth Platform or SWP, which provides a global, unified and scalable platform for operating a wealth management business. It is designed to improve client experience capabilities and strengthen operating efficiencies by providing straight through business processing solutions and transform the front, middle and back office operations that exist today. New product development is primarily for the purpose of enhancing our competitive position in the industry. In the event that we fail to develop new or enhance current products or services at an acceptable cost or on a timely basis or if we fail to deliver products and services which are of sound, economic value to our clients and our target markets, or an inability to support the product in a cost-effective and compliant manner, we may recognize significant financial losses.
In 2015, we signed an existing client to be the first large national bank in the United States to implement SWP, and the first client to operate SWP as an SaaS solution. This will be a multi-year conversion due to the client’s size, the development work involved to expand SWP to be offered as a SaaS solution, and the scope of integration activities required. The failure to develop and implement the contractually-agreed upon services on a timely basis for this client may result in significant financial losses and may negatively impact our ability to generate future growth in revenues derived from SWP.
We are exposed to operational risks. Our businesses are highly dependent on our ability to process and report, on a daily basis, a large number of transactions across numerous and diverse markets in many currencies. We may introduce new products or services or change processes or reporting, including in connection with new regulatory requirements, resulting in new operational risk that we may not fully appreciate or identify. Operational risk generally refers to the risk of loss resulting from our operations, including, but not limited to, improper or unauthorized execution and processing of transactions, deficiencies in our operating systems, inefficiencies in our operational business units, business disruptions and inadequacies or breaches in our internal control processes. We operate different businesses in diverse markets and are reliant on the ability of our employees and systems to process large volumes of transactions often within short time frames. In the event of a breakdown or improper operation of systems, human error or improper action by employees, we could suffer significant financial loss, regulatory sanctions or damage to our reputation. In order to mitigate and control operational risk, we continue to enhance policies and procedures that are designed to identify and manage operational risk.
We are dependent upon third-party service providers in our operations. We utilize numerous third-party service providers located in the United States, Canada, the United Kingdom and other offshore locations in our operations, in the development of new products, in the maintenance of our proprietary systems, and the business services we offer our clients. A failure by a third-party service provider or failure of their products could expose us to an inability to provide contractual services to our clients in a timely basis to process transactions for our clients accurately, or to meet our regulatory obligations. Additionally, if a third-party service provider is unable to provide these services, we may incur significant costs to either internalize some of these services, find a suitable alternative, or to compensate our clients for any losses that may be sustained as a consequence of the actions or inactions of our third-party services providers. In the event of a breakdown or improper operation of our or a direct or indirect third-party’s systems or processes or improper or unauthorized action by third parties, including consultants and subcontractors or our employees, we could suffer financial loss, an impairment to our liquidity position, a disruption of our businesses, regulatory sanctions or damage to our reputation.
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
We may be unable to fully capture the expected value from acquisitions, divestitures, joint ventures, minority stakes or strategic alliances. In connection with past or future acquisitions, divestitures, joint ventures, minority stakes or strategic alliances, we face numerous risks and uncertainties combining, transferring, separating or integrating the relevant businesses and systems, including the need to combine or separate accounting and data processing systems and management controls and to integrate relationships with clients, trading counterparties and business partners. In the case of joint ventures and minority stakes, we are subject to additional risks and uncertainties because we may be dependent upon, and subject to liability, losses or reputational damage relating to systems, controls and personnel that are not under our control.
In addition, conflicts or disagreements between us and any of our joint venture partners may negatively impact the benefits to be achieved by the relevant joint venture.
There is no assurance that any of our acquisitions or divestitures will be successfully integrated or disaggregated or yield all of the positive benefits anticipated. If we are not able to integrate or disaggregate successfully our past and future acquisitions or dispositions, there is a risk that our results of operations, financial condition and cash flows may be materially and adversely affected.
Certain of our business initiatives, including expansions of existing businesses, may bring us into contact, directly or indirectly, with individuals and entities that are not within our traditional client and counterparty base and may expose us to new asset classes and new markets. These business activities expose us to new and enhanced risks, greater regulatory scrutiny of these activities, increased credit-related, sovereign and operational risks, and reputational concerns regarding the manner in which these assets are being operated or held.
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
Consolidation within our target markets may affect our business. Merger and acquisition activity within the markets we serve could reduce the number of existing and prospective clients or reduce the amount of revenue and earnings we receive from retained clients. Consolidation activities may also cause larger institutions to internalize some or all of our services. These factors may negatively impact our ability to generate future growth in revenues and earnings.
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
Risks Related to Our Technology
We are exposed to data and cyber security risks. Cyber security and information risks for financial institutions have significantly increased in recent years in part because of the proliferation of new technologies, the use of the internet and mobile telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists and other external extremist parties, including foreign state actors, in some circumstances as a means to promote political ends. In addition to the growing sophistication of certain parties, the commoditization of cyber tools which are able to be weaponized by less sophisticated actors has led to an increase in the exploitation of technological vulnerabilities. Any of these parties may also attempt to fraudulently induce employees, customers, clients, vendors or other third parties or users of our systems to disclose sensitive information in order to gain access to our data or that of our employees or clients. Cyber security and information security risks may also derive from human error, fraud or malice on the part of our employees or third parties, including third-party providers, or may result from accidental technological failure. In addition, third parties with whom we do business, their service providers, as well as other third parties with whom our customers do business, may also be sources of cyber security risks, particularly where activities of customers are beyond our security and control systems. A failure to safeguard the integrity and confidentiality of client data and our proprietary data from the infiltration by an unauthorized user may lead to modifications or theft of critical and sensitive data pertaining to us or our clients. We have established and continually evaluate strategies designed to protect against threats and vulnerabilities containing preventive and detective controls including, but not limited to, firewalls, intrusion detection systems, computer forensics, vulnerability scanning, server hardening, penetration testing, anti-virus software, data leak prevention, encryption and centralized event correlation monitoring. Despite our efforts to ensure the integrity of our proprietary systems and information, it is possible that we may not be able to anticipate or to implement effective preventive measures against all cyber threats, especially because the methods used change frequently or are not recognized until launched. Additionally, security breaches or disruptions of our proprietary systems, or those of our service providers, could impact our ability to provide services to our clients, which could expose us to liability for damages which may not be covered by insurance, result in the loss of customer business, damage our reputation, subject us to regulatory scrutiny or expose us to civil litigation. In addition, the failure to upgrade or maintain our computer systems, software and networks, as necessary, could also make us susceptible to breaches and unauthorized access and misuse. We may be required to expend significant additional resources to modify, investigate or remediate vulnerabilities or other exposures arising from data and cyber security risks. Furthermore, even if not directed at us specifically, attacks on other financial institutions could disrupt the overall functioning of the financial system. As a result of the importance of communications and information systems to our business, we could also be adversely affected if attacks affecting our third-party service providers impair our ability to process transactions and communicate with clients and counterparties.
Given our global footprint and the high volume of transactions we process, the large number of clients, partners, vendors and counterparties with which we do business, and the increasing sophistication of cyber attacks, a cyber attack, information or security breach could occur and persist for an extended period of time without detection. We expect that any investigation of a cyber attack would be inherently unpredictable and that it would take time before the completion of any investigation and before there is availability of full and reliable information. During such time we would not necessarily know the extent of the harm or how best to remediate it, and certain errors or actions could be repeated or compounded before they are discovered and remediated, all or any of which would further increase the costs and consequences of a cyber attack.
While many of our agreements with partners and third-party vendors include indemnification provisions, we may not be able to recover sufficiently, or at all, under such provisions to adequately offset any losses. In addition, although we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber and information security risks, such insurance coverage may be insufficient to cover all losses.
The cost of managing cyber and information security risks and attacks along with complying with new and increasingly expansive regulatory requirements could adversely affect our business.
We are exposed to systems and technology risks. Through our proprietary systems, we maintain and process data for our clients that is critical to their business operations. An unanticipated interruption of service may have significant ramifications, such as lost data, damaged software codes, or delayed or inaccurate processing of transactions. As a result, the costs necessary to rectify these problems may be substantial. Our continued success also depends in part on our ability to protect our proprietary technology and solutions and to defend against infringement claims of others. We primarily rely upon trade secret law, software security measures, copyrights and confidentiality restrictions in contracts with employees, vendors and customers. Our industry is characterized by the existence of a large number of trade secrets, copyrights and the rapid issuance of patents, as well as frequent litigation based on allegations of infringement or other violations of intellectual property rights of others. A successful assertion by others of infringement claims or a failure to maintain the confidentiality and exclusivity of our intellectual property may have a material adverse effect on our business and financial results.
Risks Related to Our Competitive Environment
Pricing pressure from increased competition, disruptive technology and poor investment performance may affect our revenues and earnings. The investment management industry is highly competitive and has relatively low barriers to entry. In recent years, we have experienced, and continue to experience, pricing pressures from the introduction of new, lower-priced investment products and services and the growth of passive investing, as well as from competitor firms offering automated portfolio management and other services based on technological innovations. These new investment products and technological innovations available to both institutional and retail investors have led to a general trend towards lower fees in some segments of the investment management industry. We believe price competition and pricing pressures in these and other areas will continue as investors continue to reduce the amounts they are willing to pay and financial services firms seek to obtain market share by reducing fees or margins.
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
External factors affecting the fiduciary management market could adversely affect us. The utilization of defined benefit plans by employers in the United States has been steadily declining. A number of our clients have frozen or curtailed their defined benefit plans resulting in slower growth in our revenues and earnings related to this market segment. Additionally, we have experienced increasing fee sensitivity and competition for certain fiduciary management services due to investor preferences toward lower-priced investment products including passive management approaches. The current growth strategies of our Institutional Investors segment include entering new global markets and placing greater emphasis on defined contribution and not-for-profit organizations fiduciary management sales opportunities. These strategies may not be successful in mitigating the impact of lower revenues and earnings caused by these external factors which could adversely affect our revenues and earnings.
Risks Related to Our Regulatory Environment
We and our clients are subject to extensive governmental regulation. Our various business activities are conducted through entities which may be registered with or regulated by the SEC and CFTC as an investment advisor, a broker-dealer, a transfer agent, or an investment company, and with federal or state banking authorities as a trust company. Our broker-dealer is also a member of FINRA and is subject to its rules and oversight. In addition, some of our foreign subsidiaries are registered with, and subject to the oversight of, regulatory authorities primarily in the United Kingdom, the Republic of South Africa, the Republic of Ireland, Canada and the Cayman Islands. Many of our clients are subject to substantial regulation by federal and state banking, securities or insurance authorities or the Department of Labor. Compliance with existing and future regulations, responding to and complying with recent regulatory activity affecting broker-dealers, investment advisors, investment companies and their service providers and financial institutions, and examination or other supervisory activities of our regulators or of the regulators of our clients, could have a significant impact on our operations or business or our ability to provide certain products or services.
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
We are subject to litigation and regulatory examinations and investigations. The financial services industry faces substantial regulatory risks and litigation. Like many firms operating within the financial services industry, we are experiencing a difficult and continuously evolving regulatory environment across our markets. Our current scale and reach as a provider to the financial services industry; the increased regulatory oversight of the financial services industry generally; new laws and regulations affecting the financial services industry and ever-changing regulatory interpretations of existing laws and regulations, have made this an increasingly challenging and costly regulatory environment in which to operate. These examinations or investigations could result in the identification of matters that may require remediation activities or enforcement proceedings by the regulator. The direct and indirect costs of responding to these examinations, or of defending ourselves in any litigation could be significant. Additionally, actions brought against us may result in settlements, awards, injunctions, fines and penalties. The outcome of litigation or regulatory action is inherently difficult to predict and could have an adverse effect on our ability to offer some of our products and services or our ability to maintain operations in certain jurisdictions.
We are a holding company and, therefore, may not be able to receive dividends or other payments in needed amounts from our subsidiaries. The Company is organized as a holding company, a legal entity separate and distinct from our operating entities. As a holding company without significant operations of its own, our principal assets are the shares of capital stock of our subsidiaries. We rely on dividends and other payments from these subsidiaries to meet our obligations for paying dividends to shareholders, repurchasing our common stock and corporate expenses. Certain of our subsidiaries are subject to regulatory requirements of the jurisdictions in which they operate or other restrictions that may limit the amounts those subsidiaries can pay in dividends or other payments to us. No assurance can be given that there will not be further changes in law, regulatory actions, or other circumstances that could restrict the ability of our subsidiaries to pay dividends or otherwise make payment to us. Furthermore, no assurance can be given that our subsidiaries may be able to make timely payments to us in order for us to meet our obligations.
The exit by the United Kingdom from the European Union could adversely affect our business. The referendum held in the United Kingdom announced in June 2016 led to a determination that the United Kingdom should exit the European Union (EU). As a result of the referendum, the British government formally initiated the process for withdrawal in March 2017. The terms of any withdrawal are subject to a negotiation period that could last at least two years from the initiation date. It is currently unclear how the United Kingdom's access to the EU Single Market, and the wider trading, legal and regulatory environment in which we, our clients and our counterparties operate, will be impacted and how this will affect our and their businesses and the global macroeconomic environment. The uncertainty surrounding the timing, terms and consequences of the United Kingdom's exit could adversely impact customer and investor confidence, result in additional market volatility and adversely affect our business.
Risks Related to Our Business Generally
We may incur losses as our risk management and business continuity strategies, models and processes may not be fully effective in mitigating our risk exposures in all market environments or against all types of risk. We seek to monitor and control our risk exposure through a risk and control framework encompassing a variety of separate but complementary financial, credit, operational, compliance and legal reporting systems, internal controls, management review processes and other mechanisms. Our risk management process seeks to balance our ability to profit from our business activities, with our exposure to potential losses and liabilities. While we employ a broad and diversified set of risk monitoring and risk mitigation techniques, those techniques and the judgments that accompany their application cannot anticipate every economic and financial outcome or the specifics and timing of such outcomes. As our businesses change and grow, and the markets in which we operate evolve, our risk management strategies, models and processes may not always adapt with those changes. Some of our methods of managing risk are based upon our use of observed historical market behavior and management’s judgment. As a result, these methods may not predict future risk exposures, which could be significantly greater than the historical measures indicate. In addition, the use of models in connection with risk management and numerous other critical activities presents risks that such models may be ineffective, either because of poor design or ineffective testing, improper or flawed inputs, as well as unpermitted access to such models resulting in unapproved or malicious changes to the model or its inputs. Market conditions in recent years have involved unprecedented dislocations and highlight the limitations inherent in using historical data to manage risk. Thus, we may, in the course of our activities, incur losses.
Despite the business contingency and security response plans we have in place, there can be no assurance that such plans will fully mitigate all potential risks to us. Our ability to conduct business may be adversely affected by a disruption in the infrastructure that supports our business and the communities where we are located, which are concentrated in the Philadelphia metropolitan area, London, and Dublin. This may include a disruption involving physical site access, cyber or information security incidents, terrorist activities, disease pandemics, catastrophic events, natural disasters, extreme weather events, electrical outage, environmental hazard, computer servers, communications or other services we use, our employees or third parties with whom we conduct business.
Although we employ backup systems for our data, those backup systems may be unavailable following a disruption, the affected data may not have been backed up or may not be recoverable from the backup, or the backup data may be costly to recover, which could adversely affect our business.
Our businesses may be adversely affected if we are unable to hire and retain qualified employees. Our performance is largely dependent on the talents and efforts of highly-skilled people; therefore, our continued ability to compete effectively in our businesses, to manage our businesses effectively and to expand into new businesses and geographic areas depends on our ability to attract new talented and diverse employees and to retain and motivate our existing employees. Factors that affect our ability to attract and retain such employees include our compensation and benefits, and our reputation as a successful business with a culture of fairly hiring, training and promoting qualified employees. Declines in our profitability, or in the outlook for our future profitability, as well as regulatory limitations on compensation levels and terms, can negatively impact our ability to hire and retain highly-qualified employees.
Competition from within the financial services and technology industries and from businesses outside the financial services and technology industries for qualified employees has often been intense.
Changes in law or regulation in jurisdictions in which our operations are located that affect taxes on our employees’ income, or the amount or composition of compensation, may also adversely affect our ability to hire and retain qualified employees in those jurisdictions. As a global financial services and technology company, we are subject to limitations on compensation practices (which may or may not affect our competitors) by regulators worldwide. These limitations, including any imposed by or as a result of future legislation or regulation, may require us to alter our compensation practices in ways that could adversely affect our ability to attract and retain talented employees.
Changes in, or interpretation of, accounting principles could affect our revenues and earnings. We prepare our consolidated financial statements in accordance with generally accepted accounting principles. A change in these principles can have a significant effect on our reported results and may even retrospectively affect previously reported results (See Note 1 to the Consolidated Financial Statements for more information).
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
We may become subject to stockholder activism efforts that each could cause material disruption to our business. Certain influential institutional investors and hedge funds have taken steps to involve themselves in the governance and strategic direction of certain companies due to governance or strategic related disagreements between such companies and such stockholders. If we become subject to such stockholder activism efforts, it could result in substantial costs and a diversion of management's attention and resources, which could harm our business and adversely affect the market price of our common stock.
We rely on our executive officers and senior management. Most of our executive officers and senior management personnel do not have employment agreements with us. The loss of these individuals may have a material adverse effect on our future operations.
We may incur losses as a result of unforeseen or catastrophic events, including the emergence of a pandemic, terrorist attacks, extreme weather events or other natural disasters. The occurrence of unforeseen or catastrophic events, including the emergence of a pandemic, such as the Ebola or Zika viruses, or other widespread health emergency (or concerns over the possibility of such an emergency), terrorist attacks, extreme terrestrial or solar weather events or other natural disasters, could create economic and financial disruptions, and could lead to operational difficulties (including travel limitations) that could impair our ability to manage our businesses.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our corporate headquarters is located in Oaks, Pennsylvania and consists of nine buildings situated on approximately 90 acres. We own and operate the land and buildings, which encompass approximately 524,000 square feet of office space and 34,000 square feet of data center space. We are currently expanding these facilities by constructing a tenth building of 104,000 square feet to be completed in the third quarter of 2020. We lease other offices which aggregate 276,000 square feet. We also own a 3,400 square foot condominium that is used for business purposes in New York, New York.
Item 3. Legal Proceedings.
Stanford Trust Company Litigation
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
The procedural status of the seven cases varies. The Lillie case, filed originally in the 19th Judicial District Court for the Parish of East Baton Rouge, was brought as a class action and is procedurally the most advanced of the cases. SEI and SPTC filed exceptions, which the Court granted in part, dismissing claims under the Louisiana Unfair Trade Practices Act and permitting the claims under the Louisiana Securities Law to go forward. On March 11, 2013, newly-added insurance carrier defendants removed the case to the United States District Court for the Middle District of Louisiana. On August 7, 2013, the Judicial Panel on Multidistrict Litigation transferred the matter to the Northern District of Texas where MDL 2099, In re: Stanford Entities Securities Litigation (“the Stanford MDL”), is pending. On September 22, 2015, the District Court on the motion of SEI and SPTC dismissed plaintiffs’ claims for primary liability under Section 714(A) of the Louisiana Securities Law, but declined to dismiss plaintiffs’ claims for secondary liability under Section 714(B) of the Louisiana Securities Law based on the allegations pled by plaintiffs. On November 4, 2015, the District Court granted SEI and SPTC's motion to dismiss plaintiffs' claims under Section 712(D) of the Louisiana Securities Law. Consequently, the only claims of plaintiffs remaining in Lillie are plaintiffs' claims for secondary liability against SEI and SPTC under Section 714(B) of the Louisiana Securities Law. On May 2, 2016, the District Court certified the class as being "all persons for whom Stanford Trust Company purchased or renewed Stanford Investment Bank Limited certificates of deposit in Louisiana between January 1, 2007 and February 13, 2009". Notice of the pendency of the class action was mailed to potential class members on October 4, 2016.
On December 1, 2016, a group of plaintiffs who opted out of the Lillie class filed a complaint against SEI and SPTC in the United States District Court in the Middle District of Louisiana (“Ahders Complaint”), alleging claims essentially the same as those in Lillie. In January 2017, the Judicial Panel on Multidistrict Litigation transferred the Ahders proceeding to the Northern District of Texas and the Stanford MDL. During February 2017, SEI filed its response to the Ahders Complaint, and in March 2017 the District Court for the Northern District of Texas approved the stipulated dismissal of all claims in this Complaint predicated on Section 712(D) or Section 714(A) of the Louisiana Securities Law. In both cases, as a result of the proceedings in the Northern District of Texas, only the plaintiffs’ secondary liability claims under Section 714(B) of the Louisiana Securities Law remain. Limited discovery and motions practice have occurred, including SEI and SPTC’s filing of a dispositive summary judgment motion in the Lillie proceeding. On January 31, 2019, the Judicial Panel on Multidistrict Litigation remanded the Lillie and Ahders proceedings to the Middle District of Louisiana. No material activity has taken place since remand.
Another case, filed in the 23rd Judicial District Court for the Parish of Ascension, also was removed to federal court and transferred by the Judicial Panel on Multidistrict Litigation to the Northern District of Texas and the Stanford MDL. The schedule for responding to that Complaint has not yet been established.
Two additional cases remain in the Parish of East Baton Rouge. Plaintiffs filed petitions in 2010 and have granted SEI and SPTC indefinite extensions to respond. No material activity has taken place since.
In two additional cases, filed in East Baton Rouge and brought by the same counsel who filed the Lillie action, virtually all of the litigation to date has involved motions practice and appellate litigation regarding the existence of federal subject matter jurisdiction under the federal Securities Litigation Uniform Standards Act (SLUSA). The matters were removed to the United States District Court for the Northern District of Texas and consolidated. The court then dismissed the action under SLUSA. The Court of Appeals for the Fifth Circuit reversed that order, and the Supreme Court of the United States affirmed the Court of Appeals judgment on February 26, 2014. The matters were remanded to state court and no material activity has taken place since that date.
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
SEI Capital Accumulation Plan Litigation
On September 28, 2018, a class action complaint was filed in the United States District Court for the Eastern District of Pennsylvania by Gordon Stevens, individually and as the representative of similarly situated persons, and on behalf of the SEI Capital Accumulation Plan (the “Plan”) naming the Company and its affiliated and/or related entities SEI Investments Management Corporation, SEI Capital Accumulation Plan Design Committee, SEI Capital Accumulation Plan Investment Committee, SEI Capital Accumulation Plan Administration Committee, and John Does 1-30 as defendants (the “Stevens Complaint”). The Stevens Compliant seeks unspecified damages for defendants’ breach of fiduciary duties under ERISA with respect to selecting and monitoring the Plan’s investment options and by retaining affiliated investment products in the Plan.
All parties to the matter have agreed to participate in non-binding mediation with the goal of resolving the matter in an efficient and satisfactory manner, while avoiding protracted litigation costs. The court granted a motion to stay the litigation pending the outcome of mediation, which is scheduled for May 7, 2019, in Atlanta, Georgia.
While the outcome of this litigation remains uncertain, the defendants believe that they have valid defenses to plaintiffs’ claims and intend to defend the allegations contained in the Stevens Complaint vigorously. Because of uncertainty in the make-up of the purported class named in the Stevens Complaint, the specific theories of liability that may survive a motion for summary judgment or other dispositive motion, the lack of specificity or discovery regarding damages, causation, mitigation and other aspects that may ultimately bear upon loss, the Company is not reasonably able to provide an estimate of loss, if any, with respect to the matters set forth in the Stevens Complaint.
Other Matters
We are also a party to various other actions and claims arising in the normal course of business that we do not believe are material. We believe that the ultimate resolution of these matters will not have a material adverse effect on our financial position or the manner in which we conduct our business. Currently, we don't believe the amount of losses associated with these matters can be estimated. While we do not believe that the amount of such loses will, when liquidated or estimable, be material to our financial position, our assumptions may be incorrect and any such loss could have a material adverse effect on our results of operations or the manner in which we conduct our business in the period(s) during which the underlying matters are resolved.
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

2018	High	Low	Dividends
First Quarter	$78.35	$68.09	$—
Second Quarter	75.38	60.99	0.30
Third Quarter	64.90	58.15	—
Fourth Quarter	61.54	42.27	0.33

2017	High	Low	Dividends
First Quarter	$52.60	$47.88	$—
Second Quarter	54.57	49.45	0.28
Third Quarter	61.71	52.20	—
Fourth Quarter	72.48	60.78	0.30
According to the records of our transfer agent, there were 269 holders of record of our common stock on January 31, 2019. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
For information on our equity compensation plans, refer to Note 7 to the Consolidated Financial Statements and Item 12 of this Annual Report on Form 10-K.
ASSUMES $100 INVESTED ON JANUARY 1, 2014 & DIVIDENDS REINVESTED
FISCAL YEAR ENDED DECEMBER 31,

Issuer Purchases of Equity Securities:
Our Board of Directors has authorized the repurchase of up to $3.928 billion worth of our common stock. Currently, there is no expiration date for our common stock repurchase program (See Note 7 to the Consolidated Financial Statements).
Information regarding the repurchase of common stock during the three months ended December 31, 2018 is:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1 – 31, 2018	—	$—	—	$81,102,000
November 1 – 30, 2018	775,000	53.68	775,000	39,502,000
December 1 – 31, 2018	1,550,000	47.50	1,550,000	215,879,000
Total	2,325,000	49.56	2,325,000
Item 6. Selected Financial Data.
(In thousands, except per-share data)
This table presents selected consolidated financial information for the five-year period ended December 31, 2018. This data should be read in conjunction with the financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

Year Ended December 31,	2018	2017	2016	2015	2014
Revenues	$1,624,167	$1,526,552	$1,401,545	$1,334,208	$1,266,005
Total expenses	1,182,179	1,129,608	1,025,851	975,995	913,221
Income from operations	441,988	396,944	375,694	358,213	352,784
Other income, net	172,218	160,095	132,791	142,267	136,878
Income before income taxes	614,206	557,039	508,485	500,480	489,662
Income taxes	108,338	152,650	174,668	168,825	170,949
Net income	505,868	404,389	333,817	331,655	318,713
Basic earnings per common share	$3.23	$2.56	$2.07	$2.00	$1.89
Shares used to compute basic earnings per common share	156,579	158,177	161,350	165,725	168,246
Diluted earnings per common share	$3.14	$2.49	$2.03	$1.96	$1.85
Shares used to compute diluted earnings per common share	161,232	162,269	164,431	169,598	172,565
Cash dividends declared per common share	$0.63	$0.58	$0.54	$0.50	$0.46
Financial Position as of December 31,
Cash and cash equivalents	$754,525	$744,247	$695,701	$679,661	$667,446
Total assets	1,971,668	1,853,369	1,636,823	1,588,628	1,542,875
SEI Investments Shareholders’ equity	1,593,147	1,476,839	1,303,114	1,289,720	1,247,613

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(In thousands, except share and per-share data)
This discussion reviews and analyzes the consolidated financial condition at December 31, 2018 and 2017, the consolidated results of operations for the years ended December 31, 2018, 2017 and 2016, and other factors that may affect future financial performance. This discussion should be read in conjunction with the Selected Financial Data included in Item 6 of this Annual Report and the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report.
Certain information contained in this discussion is or may be considered forward-looking. Forward-looking statements relate to future operations, strategies, financial results, expenditures and other uses of capital or other developments. Forward-looking statements are based upon estimates and assumptions that involve certain judgments, risks and uncertainties, many of which are beyond our control or are subject to change. Although we believe our assumptions are reasonable, they could be inaccurate. Our actual future revenues and income could differ materially from our expected results. We have no obligation to publicly update or revise any forward-looking statements.
Overview
Consolidated Summary
We are a leading global provider of investment processing, investment management and investment operations platforms. We help corporations, financial institutions, financial advisors and ultra-high-net-worth families create and manage wealth by providing comprehensive, innovative, investment and investment-business platforms. Investment processing fees are earned as monthly fees for contracted services, including computer processing services, software licenses and investment operations services, as well as transaction-based fees for providing securities valuation and trade-execution. Investment operations and investment management fees are earned as a percentage of average assets under management, administration or advised assets. As of December 31, 2018, through our subsidiaries and partnerships in which we have a significant interest, we manage, advise or administer $883.9 billion in hedge, private equity, mutual fund and pooled or separately managed assets, including $307.3 billion in assets under management and $572.5 billion in client assets under administration. Our affiliate, LSV Asset Management (LSV), manages $96.1 billion of assets which are included as assets under management.
Our Condensed Consolidated Statements of Operations for the years ended 2018, 2017 and 2016 were:

Year Ended December 31,	2018	2017	Percent Change*	2016	Percent Change
Revenues	$1,624,167	$1,526,552	6%	$1,401,545	9%
Expenses	1,182,179	1,129,608	5%	1,025,851	10%
Income from operations	441,988	396,944	11%	375,694	6%
Net (loss) gain from investments	(325)	1,269	NM	112	NM
Interest income, net of interest expense	12,752	6,276	103%	3,785	66%
Equity in earnings of unconsolidated affiliates	159,791	152,550	5%	126,103	21%
Gain on sale of subsidiary	—	—	—%	2,791	NM
Income before income taxes	614,206	557,039	10%	508,485	10%
Income taxes	108,338	152,650	(29)%	174,668	(13)%
Net income	505,868	404,389	25%	333,817	21%
Diluted earnings per common share	$3.14	$2.49	26%	$2.03	23%
* Variances noted "NM" indicate the percent change is not meaningful.
Significant Items Impacting Our Financial Results in 2018
Revenues increased $97.6 million, or six percent, to $1.6 billion in 2018 compared to 2017. Net income increased $101.5 million, or 25 percent, to $505.9 million and diluted earnings per share increased to $3.14 per share in 2018 compared to $2.49 per share in 2017. We believe the following items were significant to our business results during 2018:

•
Revenue growth was primarily driven by higher Asset management, administration and distribution fees from market appreciation and positive cash flows from new and existing clients throughout the majority of 2018. Market volatility and negative cash flows occurring during the fourth quarter 2018 negatively impacted our revenues from assets under management and partially offset our revenue growth. Our average assets under management, excluding LSV, increased $12.1 billion, or six percent, to $226.6 billion during 2018 as compared to $214.5 billion during 2017.

•
Our average assets under administration increased $58.0 billion, or 12 percent, to $555.6 billion during 2018 as compared to $497.6 billion during 2017 primarily from positive cash flows from new and existing clients in our

Investment Managers segment. Assets under administration were also positively impacted from our acquisition of SEI Archway during the third quarter 2017 which resulted in an increase in asset administration fees in our Investment Managers segment of $13.1 million during 2018.

•
Information processing and software servicing fees in our Private Banks segment increased in 2018 primarily due to increased assets from new and existing clients processed on SWP; however, the adoption of new revenue recognition guidance in 2018 partially offset this increase. The impact of this new guidance reduced our revenues from research services provided by our brokerage subsidiary, SIDCO, with a corresponding reduction in our expenses related to our amounts paid under soft dollar arrangements reflected in Software royalties and other information processing costs (See the caption "Impact of Adopting Revenue Recognition Guidance" later in this discussion for more information).

•
Our proportionate share in the earnings of LSV was $159.8 million in 2018 as compared to $152.6 million in 2017, an increase of five percent. The increase was primarily due to increased assets under management from LSV's existing clients due to market appreciation. The market volatility during the fourth quarter 2018 and lower performance fees partially offset the increase in our earnings from LSV.

•
Our operating expenses, primarily personnel costs, across all of our business segments increased. These expenses primarily consist of operational, technology and marketing costs and are mainly related to our solutions offerings as well as servicing existing and acquiring new clients. In addition, our Investment Managers segment includes costs related to SEI Archway. These operating expenses are included in Compensation, benefits and other personnel costs on the accompanying Consolidated Statements of Operations.

•
We capitalized $43.4 million in 2018 for SWP as compared to $51.4 million in 2017. Amortization expense related to SWP decreased to $39.9 million during 2018 as compared to $46.5 million during 2017 due to the adjustment to the estimated useful life of certain components and functionality of SWP effective in the fourth quarter 2017 (See Note 1 to the Consolidated Financial Statements).

•
During 2018, we placed into service an application developed for the Investment Managers segment. This new offering includes components that leverage upon the current infrastructure and add significant enhancements designed to aggregate, transact and process data. Amortization expense related to the application was $5.2 million during 2018.

•
Stock-based compensation expense decreased by $12.6 million during 2018 primarily due to the increase in expense associated with the achievement of stock option vesting targets earlier than originally estimated in 2017 (See the caption "Stock-Based Compensation" later in this discussion for more information).

•
Our effective tax rate during 2018 was 17.6 percent and included the new 21.0 percent corporate tax rate and other impacts from the Tax Cut and Jobs Act (The Tax Act). Our effective tax rate was 27.4 percent during 2017 and reflected the estimated impact of the Tax Act and included a net tax benefit of $12.4 million from the re-measurement of our deferred tax liability net of the tax associated with the deemed repatriation and withholding tax of our previously undistributed foreign earnings. In addition, the rate for both periods were favorably impacted by tax benefits from stock option exercise activity (See the caption "Income Taxes" later in this discussion for more information).

•	We continued our stock repurchase program during 2018 and purchased approximately 6,744,000 shares at an average price of $60.02 per share for a total cost of $404.8 million.
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

•
Information processing and software servicing fees in our Private Banks segment increased $16.6 million in 2017 primarily due to increased assets from new and existing clients processed on SWP and increased non-recurring professional services fees.

•
Our proportionate share in the earnings of LSV was $152.6 million in 2017 as compared to $126.1 million in 2016, an increase of 21 percent. The increase was primarily due to increased assets under management from LSV's existing clients due to market appreciation and increased performance fees associated with their investment products.

•
We capitalized $51.4 million in 2017 for SWP as compared to $39.8 million in 2016. Amortization expense related to SWP increased to $46.5 million during 2017 as compared to $45.0 million during 2016 due to continued development. We adjusted the remaining useful life of certain components and functionality of SWP effective October 1, 2017.

•
As we continued the development of new elements of SWP, our expenses related to maintenance, enhancements and support increased. These costs are primarily recognized in personnel and consulting costs and are expensed as incurred. These increased costs primarily impacted the Private Banks and Investment Advisors business segments.

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

•
Stock-based compensation expense increased by $20.3 million during 2017 as compared to 2016 due to the achievement of stock option vesting targets earlier than originally estimated and stock options awards granted in late 2016.

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

•
Our effective tax rate during 2017 was 27.4 percent as compared to 34.3 percent during 2016. Our effective tax rate for 2017 reflects the estimated impact of The Tax Act and includes a tax benefit resulting from the re-measurement of our estimated net deferred tax liability as of December 31, 2017, partially offset by a one-time transition tax relating to the estimated tax impact of the deemed repatriation and withholding tax of our previously undistributed foreign earnings. Our 2017 tax rate was also positively impacted by the adoption of a new accounting standard which requires all excess tax benefits recognized on stock-based compensation expense to be recorded as an income tax benefit in the income statement.

•
On July 3, 2017, we acquired Archway Technology Partners, LLC (SEI Archway), a provider of operating technologies and services to the family office industry, for $81.6 million in cash consideration. The results of operations of SEI Archway are included in our Investment Managers business segment.

•	We continued our stock repurchase program during 2017 and purchased approximately 4,403,000 shares at an average price of $56.36 per share for a total cost of $248.1 million.
Impact of Adopting Revenue Recognition Guidance
On January 1, 2018, we adopted Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (Accounting Standards Codification 606 (ASC 606)), which provides accounting guidance on the recognition of revenues from contracts with customers and impacts the presentation of certain revenues and expenses in our consolidated financial statements. Upon the adoption of ASC 606, we recorded a cumulative effect adjustment of $14.4 million to retained earnings as of January 1, 2018. ASC 606 is applied prospectively from January 1, 2018 and reported financial results for the prior comparable periods have not been revised.
ASC 606 did not change the accounting for the majority of our revenue arrangements and did not have a material impact to our consolidated financial statements. The impact from the adoption of ASC 606 to our financial results during 2018 is primarily related to research services provided to customers in soft-dollar arrangements by SIDCO, our broker-dealer subsidiary, and the deferral of incremental contract acquisition costs. Under the new revenue standard, fees received for research services by SIDCO are recorded net of amounts paid for the soft dollar arrangement. The amounts we paid under these arrangements were previously recorded as an expense. The impact of this change in presentation was a decline in both revenues and expenses of $16.7 million during 2018. There was no impact to our net income as a result of this change. The corresponding amounts paid for soft dollar arrangements recorded as expense in 2017 and 2016 were $14.6 million and $18.4 million, respectively. Also under the new revenue standard, costs incurred to acquire client contracts are deferred and recognized over the expected client life, which ranges from 6 to 15 years. During 2018, we deferred $8.1 million in expenses related to sales commissions costs and incurred $2.8 million of amortization expense (See Note 1 to the Consolidated Financial Statements).
Sensitivity of our revenues and earnings to capital market fluctuations and client portfolio strategy
The majority of our revenues are based on the value of assets invested in investment products that we manage or administer which are affected by changes in the capital markets and the portfolio strategy of our clients or their customers. The prevailing capital market conditions that existed during the majority of 2018 and 2017 had a net positive impact on our asset-based fees thereby increasing our base revenues; however, market volatility occurring in the fourth quarter of 2018 negatively impacted our asset-based fee revenues and partially offset our revenue growth. Additionally, changes in the portfolio strategy of our clients or their customers in response to the market volatility resulted in asset flows into our lower margin liquidity products and negatively impacted our earnings. Any prolonged future downturns in general capital market conditions or long-term client portfolio strategies directing significant assets into lower margin liquidity products could have adverse effects on our revenues and earnings derived from assets under management and administration.
Impact to our revenues due to client losses
During 2018 and 2017, we received notification from certain investment processing clients of our Private Banks segment of their intention to either internalize some or all of our services or transfer their business to other service providers and terminate their contracts with us. Due to the complexity involved in the deconversion process for these clients, the negative impact to our revenues and earnings from these client losses are expected to be recognized during the course of 2019 and into 2020.
Impact to our revenues from the scheduled departure of the United Kingdom from the European Union
The scheduled departure date of the United Kingdom from the European Union (EU) will occur on March 29, 2019. The terms of a withdrawal on this date or any withdrawal at a later date are currently uncertain. Various scenarios, including a "no-deal" departure or an extended period of negotiations, are possible. Approximately seven percent of our global workforce is located in the United Kingdom and approximately ten percent of our revenues in 2018 were generated in the United Kingdom. Although measures taken thus far by key members of the financial services industry may serve to mitigate the impact of a disorderly "no-deal" departure, it remains unclear how the United Kingdom's access to the EU Single Market, and the wider trading, legal and regulatory environment in which we, our clients and our counterparties operate, will be impacted. The uncertainty surrounding the timing, terms and consequences of the United Kingdom's departure from the EU could adversely impact our revenues generated from the United Kingdom.

Ending Asset Balances
This table presents ending asset balances of our clients, or of our clients’ customers, for which we provide management or administrative services through our subsidiaries and partnerships in which we have a significant interest.

Ending Asset Balances
(In millions)	As of December 31,
			Percent Change		Percent Change
	2018	2017		2016
Private Banks:
Equity and fixed-income programs	$20,453	$22,764	(10)%	$17,926	27%
Collective trust fund programs	4	4	—%	3	33%
Liquidity funds	3,633	3,864	(6)%	4,230	(9)%
Total assets under management	$24,090	$26,632	(10)%	$22,159	20%
Client assets under administration	20,226	22,980	(12)%	19,255	19%
Total assets	$44,316	$49,612	(11)%	$41,414	20%
Investment Advisors:
Equity and fixed-income programs	$55,395	$61,908	(11)%	$52,847	17%
Collective trust fund programs	7	5	40%	5	—%
Liquidity funds	5,948	2,414	146%	2,741	(12)%
Total assets under management	$61,350	$64,327	(5)%	$55,593	16%
Institutional Investors:
Equity and fixed-income programs	$78,765	$87,587	(10)%	$76,465	15%
Collective trust fund programs	79	78	1%	93	(16)%
Liquidity funds	2,234	2,937	(24)%	2,903	1%
Total assets under management	$81,078	$90,602	(11)%	$79,461	14%
Advised assets	3,359	3,942	(15)%	—	NM
Total assets	$84,437	$94,544	(11)%	$79,461	19%
Investment Managers:
Equity and fixed-income programs	$89	$96	(7)%	$81	19%
Collective trust fund programs	42,804	49,340	(13)%	36,991	33%
Liquidity funds	336	743	(55)%	667	11%
Total assets under management	$43,229	$50,179	(14)%	$37,739	33%
Client assets under administration (A)	552,318	495,447	11%	448,708	10%
Total assets	$595,547	$545,626	9%	$486,447	12%
Investments in New Businesses:
Equity and fixed-income programs	$1,257	$1,104	14%	$884	25%
Liquidity funds	189	53	NM	61	(13)%
Total assets under management	$1,446	$1,157	25%	$945	22%
Advised assets	687	49	NM	—	NM
Total assets	$2,133	$1,206	77%	$945	28%
LSV:
Equity and fixed-income programs (B)	$96,114	$107,690	(11)%	$87,248	23%
Total:
Equity and fixed-income programs (C)	$252,073	$281,149	(10)%	$235,451	19%
Collective trust fund programs	42,894	49,427	(13)%	37,092	33%
Liquidity funds	12,340	10,011	23%	10,602	(6)%
Total assets under management	$307,307	$340,587	(10)%	$283,145	20%
Advised assets	4,046	3,991	1%	—	NM
Client assets under administration (D)	572,544	518,427	10%	467,963	11%
Total assets under management, advisement and administration	$883,897	$863,005	2%	$751,108	15%

(A)	Client assets under administration in the Investment Managers segment include $56.7 billion of assets that are at fee levels below our normal full service assets (as of December 31, 2018).

(B)	Equity and fixed-income programs include assets managed by LSV in which fees are based on performance only. The ending value of these assets as of December 31, 2018 was $2.1 billion.

(C)	Equity and fixed-income programs include $5.1 billion of assets invested in various asset allocation funds at December 31, 2018.

(D)	In addition to the numbers presented, SEI also administers an additional $11.0 billion in Funds of Funds assets (as of December 31, 2018) on which SEI does not earn an administration fee.

Average Asset Balances
This table presents average asset balances of our clients, or of our clients’ customers, for which we provide management or administrative services through our subsidiaries and partnerships in which we have a significant interest.

Average Asset Balances
(In millions)	For the Year Ended December 31,
			Percent Change		Percent Change
	2018	2017		2016
Private Banks:
Equity and fixed-income programs	$22,545	$20,139	12%	$18,186	11%
Collective trust fund programs	4	4	—%	3	33%
Liquidity funds	3,469	3,717	(7)%	4,799	(23)%
Total assets under management	$26,018	$23,860	9%	$22,988	4%
Client assets under administration	22,697	21,397	6%	18,433	16%
Total assets	$48,715	$45,257	8%	$41,421	9%
Investment Advisors:
Equity and fixed-income programs	$62,223	$57,475	8%	$49,537	16%
Collective trust fund programs	5	5	—%	6	(17)%
Liquidity funds	2,782	2,380	17%	3,601	(34)%
Total assets under management	$65,010	$59,860	9%	$53,144	13%
Institutional Investors:
Equity and fixed-income programs	$84,743	$82,377	3%	$75,347	9%
Collective trust fund programs	75	84	(11)%	94	(11)%
Liquidity funds	2,611	2,995	(13)%	2,805	7%
Total assets under management	$87,429	$85,456	2%	$78,246	9%
Advised assets	4,128	3,540	17%	—	NM
Total assets	$91,557	$88,996	3%	$78,246	14%
Investment Managers:
Equity and fixed-income programs	$99	$88	13%	$73	21%
Collective trust fund programs	46,189	43,323	7%	33,808	28%
Liquidity funds	630	898	(30)%	805	12%
Total assets under management	$46,918	$44,309	6%	$34,686	28%
Client assets under administration (A)	532,934	476,207	12%	421,446	13%
Total assets	$579,852	$520,516	11%	$456,132	14%
Investments in New Businesses:
Equity and fixed-income programs	$1,135	$990	15%	$816	21%
Liquidity funds	123	59	108%	48	23%
Total assets under management	$1,258	$1,049	20%	$864	21%
Advised assets	650	70	NM	—	NM
Total assets	$1,908	$1,119	71%	$864	30%
LSV:
Equity and fixed-income programs (B)	$106,901	$97,879	9%	$80,620	21%
Total:
Equity and fixed-income programs (C)	$277,646	$258,948	7%	$224,579	15%
Collective trust fund programs	46,273	43,416	7%	33,911	28%
Liquidity funds	9,615	10,049	(4)%	12,058	(17)%
Total assets under management	$333,534	$312,413	7%	$270,548	15%
Advised assets	4,778	3,610	32%	—	NM
Client assets under administration (D)	555,631	497,604	12%	439,879	13%
Total assets under management, advisement and administration	$893,943	$813,627	10%	$710,427	15%

(A) Average client assets under administration in the Investment Managers segment for the year ended December 31, 2018 include $50.9 billion that are at fee levels below our normal full service assets.
(B) Equity and fixed-income programs include assets managed by LSV in which fees are based on performance only. The average value of these assets for the year ended December 31, 2018 was $2.3 billion.

(C)	Equity and fixed-income programs include $5.6 billion of average assets invested in various asset allocation funds for the year ended December 31, 2018.

(D)
In addition to the numbers presented, SEI also administers an additional $10.6 billion of average assets in Funds of Funds assets for the year ended December 31, 2018 on which SEI does not earn an administration fee.

In the preceding tables, assets under management are total assets of our clients or their customers invested in our equity and fixed-income investment programs, collective trust fund programs, and liquidity funds for which we provide asset management services through our subsidiaries and partnerships in which we have a significant interest. Advised assets include assets for which we provide advisory services through a subsidiary to the accounts but do not manage the underlying assets. Assets under administration include total assets of our clients or their customers for which we provide administrative services, including client fund balances for which we provide administration and/or distribution services through our subsidiaries and partnerships in which we have a significant interest. The assets presented in the preceding tables do not include assets processed on SWP and are not included in the accompanying Consolidated Balance Sheets because we do not own them.
Business Segments
Revenues, Expenses, and Operating profit (loss) for our business segments for the year ended 2018 compared to the year ended 2017, and for the year ended 2017 compared to the year ended 2016 were:

Year Ended December 31,	2018	2017	Percent Change	2016	Percent Change
Private Banks:
Revenues	$483,097	$474,272	2%	$457,886	4%
Expenses	457,894	455,119	1%	421,188	8%
Operating profit	$25,203	$19,153	32%	$36,698	(48)%
Gain on sale of subsidiary	—	—	NM	2,791	(100)%
Total profit	$25,203	$19,153	NM	$39,489	NM
Operating margin (a)	5%	4%		8%
Investment Advisors:
Revenues	399,089	373,473	7%	330,677	13%
Expenses	212,439	201,833	5%	180,140	12%
Operating profit	$186,650	$171,640	9%	$150,537	14%
Operating margin	47%	46%		46%
Institutional Investors:
Revenues	333,299	322,457	3%	312,584	3%
Expenses	163,536	161,640	1%	153,117	6%
Operating profit	$169,763	$160,817	6%	$159,467	1%
Operating margin	51%	50%		51%
Investment Managers:
Revenues	398,076	349,444	14%	294,390	19%
Expenses	259,693	226,504	15%	191,127	19%
Operating profit	$138,383	$122,940	13%	$103,263	19%
Operating margin	35%	35%		35%
Investments in New Businesses:
Revenues	10,606	6,906	54%	6,008	15%
Expenses	22,971	20,678	11%	20,962	(1)%
Operating loss	$(12,365)	$(13,772)	NM	$(14,954)	NM
(a) Percentage determined exclusive of gain from sale of subsidiary.
For additional information pertaining to our business segments, see Note 12 to the Consolidated Financial Statements.

Private Banks

Year Ended December 31,	2018	2017	Percent Change	2016	Percent Change
Revenues:
Investment processing and software servicing fees	$342,117	$335,675	2%	$324,123	4%
Asset management, administration & distribution fees	140,980	138,597	2%	133,763	4%
Total revenues	$483,097	$474,272	2%	$457,886	4%
Revenues increased $8.8 million, or two percent, in 2018 compared to the prior year. Revenues during 2018 were primarily affected by:

•	Increased recurring investment processing fees from the growth in new and existing client assets processed on SWP;

•	The positive impact from foreign currency exchange rate fluctuations between the U.S. dollar and the British pound on our foreign operations; and

•
Increased investment management fees from existing international clients due to increased net cash flows and higher average assets under management due to market appreciation during the first three quarters of 2018; partially offset by

•	The requirement of ASC 606 to record revenues from trade execution fees net of $16.7 million in related costs; and

•	Decreased non-recurring professional services fees from existing clients as well as clients scheduled for implementation on SWP.
Revenues increased $16.4 million, or four percent, in 2017 compared to the prior year. Revenues during 2017 were primarily affected by:

•	Increased recurring investment processing fees from the growth in new and existing client assets processed on SWP;

•	Increased non-recurring professional services fees from existing clients as well as clients scheduled for implementation on SWP; and

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
Operating margins were five percent in 2018 and four percent in 2017. Operating income increased $6.1 million, or 32 percent, in 2018 compared to the prior year. Operating income in 2018 was primarily affected by:

•	An increase in revenues;

•	Decreased amortization expense related to SWP due to the adjustment to the estimated useful life effective in the fourth quarter 2017;

•	Decreased sales compensation expense from the deferral of sales commissions costs due to the adoption of ASC 606;

•
Decreased stock-based compensation costs of approximately $3.8 million primarily due to the increase in expense associated with the achievement of stock option vesting targets earlier than originally estimated during 2017; and

•	The net positive impact from foreign currency exchange rate fluctuations between the U.S. dollar and the British pound on our foreign operations; partially offset by

•	Increased direct expenses associated with increased investment management fees from existing international clients; and

•	Increased non-capitalized costs, mainly personnel and consulting costs, related to maintenance, support and client migrations to SWP.
Operating margins were four percent in 2017 and eight percent in 2016. Operating income decreased $17.5 million, or 48 percent, in 2017 compared to the prior year. Operating income in 2017 was primarily affected by:

•	Increased non-capitalized costs, mainly personnel and consulting costs, related to maintenance and support of SWP;

•	Increased stock-based compensation costs of approximately $6.1 million primarily due to the achievement of stock option vesting targets earlier than originally estimated;

•	The net negative impact from foreign currency exchange rate fluctuations between the U.S. dollar and the British pound on our foreign operations;

•	Increased personnel costs, mainly salary and sales compensation costs; and

•	Increased direct expenses associated with increased investment management fees from existing international clients; partially offset by

•	An increase in revenues; and

•	Decreased direct expenses associated with the decreased trade execution fees.
Investment Advisors

Year Ended December 31,	2018	2017	Percent Change	2016	Percent Change
Revenues:
Investment management fees-SEI fund programs	$291,846	$278,819	5%	$251,333	11%
Separately managed account fees	90,711	78,902	15%	64,280	23%
Other fees	16,532	15,752	5%	15,064	5%
Total revenues	$399,089	$373,473	7%	$330,677	13%
Revenues increased $25.6 million, or seven percent, in 2018 and increased $42.8 million, or 13 percent, in 2017 compared to 2016. Revenues during 2018 and 2017 were primarily affected by:

•
Increased investment management fees and separately managed account program fees due to higher assets under management caused by market appreciation during 2017 and the first three quarters of 2018 and positive net cash flows from new and existing advisors.

Operating margins were 47 percent in 2018 and 46 percent in 2017. Operating income increased $15.0 million, or nine percent, in 2018 compared to the prior year. Operating income in 2018 was primarily affected by:

•	An increase in revenues;

•	Decreased amortization expense related to SWP due to the adjustment to the estimated useful life effective in the fourth quarter 2017; and

•
Decreased stock-based compensation costs of approximately $2.2 million primarily due to the increase in expense associated with the achievement of stock option vesting targets earlier than originally estimated during 2017; partially offset by

•	Increased direct expenses associated with increased assets in our investment management programs;

•	Increased personnel costs for marketing to and servicing new advisors; and

•	Increased non-capitalized costs, mainly personnel and consulting costs, related to maintenance, support and client migrations to SWP.
Operating margins were 46 percent in 2017 and 2016. Operating income increased $21.1 million, or 14 percent, in 2017 compared to the prior year. Operating income in 2017 was primarily affected by:

•	An increase in revenues; partially offset by

•	Increased direct expenses associated with increased assets in our investment management programs;

•	Increased personnel costs for marketing to and servicing new advisors;

•	Increased non-capitalized costs, mainly personnel and consulting costs, related to maintenance, support and client migrations to SWP; and

•	Increased stock-based compensation costs of approximately $3.0 million primarily due to the achievement of stock option vesting targets earlier than originally estimated.
Institutional Investors
Revenues increased $10.8 million, or three percent, in 2018 and increased $9.9 million, or three percent, in 2017 compared to 2016. Revenues during 2018 and 2017 were primarily affected by:

•	Asset funding from new sales of our investment management platforms;

•	Increased investment management fees from existing clients due to higher assets under management caused by market appreciation during 2017 and the first three quarters of 2018; and

•	Performance fees of $3.4 million earned during the fourth quarter 2017 from an SEI-sponsored investment product;

•	The positive impact from foreign currency exchange rate fluctuations during 2018 between the U.S. dollar and the British pound on our foreign operations; partially offset by

•	Client losses.

Operating margins were 51 percent in 2018 and 50 percent in 2017. Operating income increased $8.9 million, or six percent, in 2018 compared to the prior year. Operating income during 2018 was primarily affected by:

•	An increase in revenues;

•
Decreased stock-based compensation costs of approximately $1.9 million primarily due to the increase in expense associated with the achievement of stock option vesting targets earlier than originally estimated during 2017; and

•	The positive impact from foreign currency exchange rate fluctuations between the U.S. dollar and the British pound on our foreign operations; partially offset by

•	Increased personnel compensation costs, mainly salary.
Operating margins were 50 percent in 2017 and 51 percent in 2016. Operating income increased slightly in 2017 compared to the prior year. Operating income during 2017 was primarily affected by:

•	An increase in revenues; partially offset by

•	Sub-advisory fees of $1.7 million related to the previously mentioned performance fees;

•	Increased direct expenses associated with investment management fees;

•	Increased stock-based compensation costs of approximately $3.3 million primarily due to the achievement of stock option vesting targets earlier than originally estimated;

•	Increased personnel compensation costs; and

•	The net negative impact from foreign currency exchange rate fluctuations between the U.S. dollar and the British pound on our foreign operations.
Investment Managers
Revenues increased $48.6 million, or 14 percent, in 2018 and increased $55.1 million, or 19 percent, in 2017 compared to 2016. Revenues during 2018 and 2017 were primarily affected by:

•	Positive cash flows into alternative, traditional and separately managed account offerings from new and existing clients;

•	Higher valuations of existing client assets from market appreciation during 2017 and the first three quarters of 2018; and

•	Added revenues from the acquisition of Archway during the third quarter 2017; partially offset by

•	Client losses and fund closures.
Operating margins were 35 percent in 2018 and 2017. Operating income increased $15.4 million, or 13 percent, in 2018 compared to the prior year. Operating income during 2018 was primarily affected by:

•	An increase in revenues;

•	Decreased sales compensation expense from the deferral of sales commissions costs due to the adoption of ASC 606; and

•
Decreased stock-based compensation costs of approximately $2.7 million primarily due to the increase in expense associated with the achievement of stock option vesting targets earlier than originally estimated during 2017; partially offset by

•	Increased personnel expenses, technology and other operational costs to service new and existing clients;

•	Increased operating and amortization expenses related to the Archway acquisition;

•	Increased non-capitalized investment spending, mainly consulting costs; and

•	Increased amortization expense related to the Investment Manager platform placed into service during the first quarter 2018.
Operating margins were 35 percent in 2017 and 2016. Operating income increased $19.7 million, or 19 percent, in 2017 compared to the prior year. Operating income during 2017 was primarily affected by:

•	An increase in revenues; and

•	A net reduction of $3.8 million to the contingent purchase price during the fourth quarter 2017 related to the acquisition of Archway; partially offset by

•	Increased personnel expenses, technology and other operational costs to service new and existing clients;

•	Increased stock-based compensation costs of approximately $4.8 million primarily due to the achievement of stock option vesting targets earlier than originally estimated;

•	Increased incentive compensation costs;

•	Increased personnel and amortization expense related to the Archway acquisition; and

•	Increased non-capitalized investment spending, mainly consulting costs.
Other
Corporate overhead expenses
Corporate overhead expenses primarily consist of general and administrative expenses and other costs not directly attributable to a reportable business segment. Corporate overhead expenses were $65.6 million, $63.8 million and $59.3 million in 2018, 2017 and 2016, respectively. The increase in corporate overhead expenses in 2018 is primarily due to increased personnel-related costs which were partially offset by lower stock-based compensation costs of approximately $1.7 million. The increase in corporate overhead expenses in 2017 was primarily due to increased stock-based compensation costs of approximately $2.5 million due to the achievement of stock option vesting targets earlier than originally estimated and other personnel-related costs.
Other income and expense items
Other income and expense items on the accompanying Consolidated Statements of Operations consist of:

Year Ended December 31,	2018	2017	2016
Net (loss) gain from investments	$(325)	$1,269	$112
Interest and dividend income	13,397	7,057	4,316
Interest expense	(645)	(781)	(531)
Equity in earnings of unconsolidated affiliates	159,791	152,550	126,103
Gain on sale of subsidiary	—	—	2,791
Total other income and expense items, net	$172,218	$160,095	$132,791
Interest and dividend income
Interest and dividend income is earned based upon the amount of cash that is invested daily. The increase in interest and dividend income in 2018 was due to higher cash balances and an overall increase in interest rates.
Equity in earnings of unconsolidated affiliates
Equity in earnings of unconsolidated affiliate reflects our less than 50 percent ownership in LSV. As of December 31, 2018, our total partnership interest in LSV was 38.9 percent. The table below presents the revenues and net income of LSV and our proportionate share in LSV's earnings.

	2018	2017	Percent Change	2016	Percent Change
Revenues	$517,203	$491,872	5%	$399,462	23%
Net income	410,846	392,141	5%	323,381	21%

SEI's proportionate share in the earnings of LSV	$159,791	$152,550	5%	$126,103	21%
The increase in our earnings from LSV in 2018 was primarily due to increased assets under management from LSV's existing clients due to market appreciation during the first three quarters of 2018 and cash inflows from new clients. The increase in our earnings was partially offset by a decline in performance fees and increased personnel expenses of LSV. Average assets under management by LSV increased $9.0 billion to $106.9 billion during 2018 as compared to $97.9 billion during 2017, an increase of nine percent. The increase in our earnings in 2017 was primarily due to higher assets under management from LSV's existing clients due to market appreciation and increased performance fees associated with their investment products.
Income Taxes
Our effective tax rate was 17.6 percent for 2018, 27.4 percent for 2017 and 34.3 percent for 2016. Our effective tax rate is affected by recurring items, such as the U.S. federal tax rates and tax rates in various states and foreign jurisdictions and the relative amount of income we earned in those jurisdictions. The income earned by jurisdiction has been fairly consistent. Our effective tax rate is also affected by discrete items that may occur in any given year, but are not consistent from year to year.

Below are the most significant recurring and discrete items (See Note 11 to the Consolidated Financial Statements for more information):

Year Ended December 31,	2018	2017	2016
Statutory rate	21.0%	35.0%	35.0%
State taxes, net of federal tax benefit	1.9	1.3	1.3
Foreign tax expense and tax rate differential	(0.1)	(1.1)	(0.8)
Tax benefit from stock option exercises	(3.8)	(3.9)	—
Enactment of the Tax Cuts and Jobs Act:
Re-measurement of deferred taxes	—	(4.9)	—
One-time transition tax on repatriation of foreign earnings and withholding tax	(0.1)	2.6	—
Research and development tax credit	(0.8)	(0.9)	(0.8)
Domestic Production Activities Deduction	—	(0.5)	(0.6)
Foreign Derived Intangible Income Deduction	(0.2)	—	—
Other, net	(0.3)	(0.2)	0.2
	17.6%	27.4%	34.3%
The Tax Cut and Jobs Act (The Tax Act) was enacted in December 2017 and included numerous changes to the current tax law including a permanent reduction in the corporate tax rate from 35.0 percent to 21.0 percent, as well as the imposition of a territorial rather than worldwide system which requires a one-time transition tax on the repatriation of previously deferred foreign earnings. Under the Tax Act, the undistributed earnings from our foreign subsidiaries are deemed repatriated. As a result, we determined that a portion of these foreign earnings are no longer indefinitely reinvested and therefore accrued foreign withholding taxes. The impact of the Tax Act to our 2017 and 2018 tax rate was a combination of a $27.1 million benefit from the initial re-measurement of our estimated net deferred tax liability as of December 31, 2017 offset by a net one-time transition tax expense of $10.7 million relating to the estimated impact of the deemed repatriation and withholding taxes of $3.2 million for our previously undistributed foreign earnings for a net tax benefit of $13.2 million.
Our effective income tax rate in 2018 included the new 21.0 percent corporate tax rate. The Tax Act also provided for a Foreign Derived Intangible Income (FDII) deduction. For 2018, we estimated a federal FDII benefit of $1.2 million, which is reflected in the tax rate above. Under the enactment of the Tax Act, the Domestic Production Activities Deduction is no longer available to us beginning in 2018.
Our effective income tax rate was affected by the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09) beginning in 2017. As required by ASU 2016-09, we no longer record excess tax benefits from stock option exercises as an increase to additional paid in capital, but record such excess tax benefits as a reduction of our income tax expense in the reporting period in which the exercises occur.
Stock-Based Compensation
During 2018, 2017 and 2016, we recognized approximately $23.8 million, $36.4 million and $16.0 million, respectively, in stock-based compensation expense. Options do not vest due to the passage of time but as a result of achievement of the financial vesting targets. Options granted in December 2017 and throughout 2018 included a service condition which requires a minimum two or four year waiting period from the grant date along with the attainment of the applicable financial vesting target. The amount of stock-based compensation expense recognized is based upon an estimate of when the earnings per share targets may be achieved. Any change in our estimate could result in the remaining amount of stock-based compensation expense to be accelerated, spread out over a longer period, or reversed. This may cause volatility in the recognition of stock-based compensation expense and materially affect our earnings.
During 2018 and 2017, we revised our estimate of when certain vesting targets were expected to be achieved. These changes in estimate resulted in an increase of $1.9 million and $11.2 million in stock-based compensation expense in 2018 and 2017, respectively. The change in our estimate in 2017 resulted from the higher than expected growth in earnings from the market appreciation of our assets under management and administration and the estimated impact from the enactment of the Tax Act in December 2017.
There was approximately $68.5 million of unrecognized compensation cost related to unvested employee stock options at December 31, 2018 and we expect to recognize approximately $22.6 million in stock-based compensation costs in 2019. These amounts do not reflect any estimate of forfeitures or cancellations in future periods. Actual forfeitures and cancellations occurring in a future period will reduce our stock-based compensation expense.

Fair Value Measurements
The fair value of our financial assets and liabilities, except for the investment funds sponsored by LSV, is determined in accordance with the fair value hierarchy. The fair value of the investment funds sponsored by LSV is measured using the net asset value per share (NAV) as a practical expedient. The fair value of all other financial assets are determined using Level 1 or Level 2 inputs and consist mainly of investments in equity or fixed-income mutual funds that are quoted daily and Government National Mortgage Association (GNMA) and other U.S. government agency securities that are single issuer pools that are valued based on current market data of similar assets. Our Level 3 financial liabilities at December 31, 2018 consist entirely of the estimated contingent consideration of $12.1 million resulting from an acquisition (See Note 14 to the Consolidated Financial Statements). We did not have any financial liabilities at December 31, 2017 that were required to be measured at fair value on a recurring basis (See Note 4 to the Consolidated Financial Statements for more information).
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
Liquidity and Capital Resources

Year Ended December 31,	2018	2017	2016
Net cash provided by operating activities	$588,401	$459,903	$434,220
Net cash used in investing activities	(123,370)	(172,302)	(81,585)
Net cash used in financing activities	(443,720)	(253,633)	(328,672)
Effect of exchange rate changes on cash and cash equivalents	(11,024)	14,583	(9,923)
Net increase in cash and cash equivalents	10,287	48,551	14,040
Cash, cash equivalents and restricted cash, beginning of year	747,752	699,201	685,161
Cash, cash equivalents and restricted cash, end of year	$758,039	$747,752	$699,201
Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing. At December 31, 2018, our unused sources of liquidity consisted of our cash and cash equivalents and the amount available under our credit facility (See Note 6 to the Consolidated Financial Statements). We adopted new accounting guidance in 2018 which requires the statement of cash flows to explain the change during the period for the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. The prior periods were retrospectively adjusted to conform to the current period’s presentation. There was no material impact to net cash flows for 2017 or 2016 as a result of including restricted cash with cash and cash equivalents.
Our credit facility provides for borrowings of up to $300.0 million and is scheduled to expire in June 2021. As of January 31, 2019, we had outstanding letters of credit of $13.8 million which reduced our amount available under the credit facility to $286.2 million. These letters of credit were primarily issued for the expansion of our corporate headquarters and are due to expire in 2019.
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
The majority of our excess cash reserves are primarily placed in accounts located in the United States that invest in SEI-sponsored money market mutual funds denominated in the U.S. dollar. We also utilize demand deposit accounts or money market accounts at several well-established financial institutions located in the United States. Accounts used to manage these excess cash reserves do not impose any restrictions or limitations that would prevent us from being able to access such cash amounts immediately. As of January 31, 2019, the amount of cash and cash equivalents considered free and immediately accessible for other general corporate purposes was $249.0 million.
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
Cash flows from operations increased $128.5 million in 2018 compared to 2017 primarily from the increase in our net income, higher distributions payments received from our unconsolidated affiliate, LSV, and the net change in our working capital accounts, mainly receivables. The increase was partially offset by non-cash items such as the decrease in stock-based compensation expense. Cash flows from operations increased $25.7 million in 2017 compared to 2016 primarily from the increase in our net income, higher distributions payments received from LSV and non-cash items. The increase was partially offset by the net change in our working capital accounts, mainly receivables.
Net cash used in investing activities includes:
•Purchases, sales and maturities of marketable securities. Our purchases, sales and maturities of marketable securities during 2018, 2017 and 2016 were as follows:

	2018	2017	2016
Purchases	$(203,460)	$(69,525)	$(73,193)
Sales and maturities	167,876	65,830	69,293
Net investing activities from marketable securities	$(35,584)	$(3,695)	$(3,900)
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

•
The capitalization of costs incurred in developing computer software. We capitalized $44.2 million, $61.0 million and $50.4 million of software development costs in 2018, 2017 and 2016, respectively. Amounts capitalized primarily include costs for significant enhancements and upgrades for the expanded functionality of SWP. Our capitalized software amounts also include $9.7 million and $10.6 million in 2017 and 2016, respectively, for new technological capabilities for the Investment Managers segment. This new technology was placed into service during the first quarter of 2018.

•
Capital expenditures. Our capital expenditures in 2018, 2017 and 2016 primarily include purchased software and equipment for our data center operations. Our expenditures in 2018 also include the initial phase of the expansion of our corporate headquarters, which is scheduled to be completed in mid 2020. Total expenditures related to the expansion are expected to be approximately $33.0 million and $14.0 million in 2019 and 2020, respectively. Our expenditures in 2016 include software and equipment for a new U.S. disaster recovery site.

•
Cash paid for acquisition, net of cash acquired. We completed the acquisition of Huntington Steele in April 2018. The purchase price included a net cash payment of $5.8 million. During 2017, we acquired Archway. The net cash payment included in the purchase price related to the acquisition was $80.2 million (See Note 14 to the Consolidated Financial Statements).

Net cash used in financing activities includes:

•
Borrowings and principal repayments on revolving credit facility. In July 2017, we borrowed $40.0 million for the funding of the acquisition of Archway. We made principal payments of $30.0 million and $10.0 million during 2018 and 2017, respectively, to fully repay the outstanding balance (See Note 6 to the Consolidated Financial Statements).

•
The repurchase of our common stock. Our Board of Directors has authorized the repurchase of our common stock through multiple authorizations. Currently, there is no expiration date for our common stock repurchase program. The following table lists information regarding repurchases of our common stock during 2018, 2017 and 2016:

Year	Total Number of Shares Repurchased	Average Price Paid per Share	Total Cost
2018	6,744,000	$60.02	$404,759
2017	4,403,000	56.36	248,114
2016	6,600,000	44.60	294,374

•
Proceeds from the issuance of our common stock. We received $88.0 million, $53.6 million and $48.3 million in proceeds from the issuance of our common stock during 2018, 2017 and 2016, respectively. The proceeds we receive from the issuance of our common stock is directly attributable to the levels of stock option exercise activity.

•	Dividend payments. Our cash dividends paid during 2018, 2017 and 2016 were as follows:

Year	Cash Dividends Paid	Cash Dividends Paid per Share
2018	$94,318	$0.60
2017	88,862	0.56
2016	84,686	0.52
Our Board of Directors declared a semi-annual cash dividend of $0.33 per share on December 11, 2018. The dividend was paid on January 8, 2019 for a total of $50.8 million.
We believe our operating cash flow, available borrowing capacity, and existing cash and cash equivalents should provide adequate funds for ongoing operations; continued investment in new products and equipment; our common stock repurchase program, expansion of our corporate headquarters and future dividend payments.
Contractual Obligations and Contingent Obligations
As of December 31, 2018, the Company is obligated to make payments in connection with its line of credit, operating leases, maintenance contracts and other commitments in the amounts listed below. The Company has no unrecorded obligations other than the items noted in the following table:

	Total	2019	2020	2021 to 2022	2023 and thereafter
Line of credit (a)	$1,365	$643	$487	$235	$—
Operating leases and maintenance agreements (b)	59,842	10,322	8,476	15,471	25,573
Contingent consideration from acquisition (c)	12,120	430	681	4,207	6,802
Other commitments (d)	3,934	3,131	—	—	803
Total	$77,261	$14,526	$9,644	$19,913	$33,178

(a)
Amounts include estimated interest charges, commitment fees and other fees related to outstanding letters of credit and our credit facility. Our credit facility is scheduled to expire in 2021. See Note 6 to the Consolidated Financial Statements.

(b)	See Note 10 to the Consolidated Financial Statements.

(c)	See Note 14 to the Consolidated Financial Statements.

(d)
Amounts include the portion of uncertain tax liabilities classified as a current liability and the estimated tax impact of the deemed repatriation of our previously undistributed foreign earnings associated with the Tax Act. The actual cash payment associated with these commitments may differ. See Note 11 to the Consolidated Financial Statements.

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

Revenue Recognition:
Our revenues are based on contractual arrangements. Revenue is recognized when the transfer of control of promised goods or services under the terms of a contract with customers are satisfied in an amount that reflects the consideration to which we expect to be entitled in exchange for those promised goods or services. Certain portions of our revenues involve a third party in providing goods or services to our customers. In such circumstances, we must determine whether the nature of our promise to the customer is to provide the underlying goods or services (we are the principal in the transaction and reports the transaction gross) or to arrange for a third party to provide the underlying goods or services (the entity is the agent in the transaction and reports the transaction net).
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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of SEI Investments Company and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes and financial statement Schedule II referred to in Item 15(2) of this Form 10-K (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Changes in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for revenue recognition in 2018 due to the adoption of Accounting Standards Update 2014-09, Revenue from Contracts with Customers.
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for stock based compensation in 2017 due to the adoption of Accounting Standards Update 2016-09, Improvements to Employee Share-Based Payment Accounting.
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
February 25, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
SEI Investments Company:
Opinion on Internal Control Over Financial Reporting
We have audited SEI Investments Company and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement Schedule II referred to in Item 15(2) of this Form 10-K (collectively, the consolidated financial statements), and our report dated February 25, 2019 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting (Item 9A). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ KPMG LLP
Philadelphia, Pennsylvania
February 25, 2019

Consolidated Balance Sheets	SEI Investments Company
(In thousands)	and Subsidiaries

December 31,	2018	2017
Assets
Current Assets:
Cash and cash equivalents	$754,525	$744,247
Restricted cash	3,514	3,505
Receivables from investment products	49,869	56,666
Receivables, net of allowance for doubtful accounts of $718 and $695	315,336	282,706
Securities owned	30,892	21,526
Other current assets	36,676	31,158
Total Current Assets	1,190,812	1,139,808
Property and Equipment, net of accumulated depreciation of $338,206 and $309,955	145,863	146,428
Capitalized Software, net of accumulated amortization of $395,171 and $350,045	309,500	310,405
Investments Available for Sale	111,901	87,983
Investments in Affiliated Funds, at fair value	4,887	6,034
Investment in Unconsolidated Affiliates	52,342	59,492
Goodwill	64,489	52,990
Intangible Assets, net of accumulated amortization of $5,090 and $1,552	31,670	28,578
Deferred Contract Costs	24,007	—
Deferred Income Taxes	2,042	2,767
Other Assets, net	34,155	18,884
Total Assets	$1,971,668	$1,853,369
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	SEI Investments Company
(In thousands)	and Subsidiaries

December 31,	2018	2017
Liabilities and Equity
Current Liabilities:
Accounts payable	$10,920	$5,268
Accrued liabilities	279,634	265,058
Deferred revenue	5,154	4,723
Total Current Liabilities	295,708	275,049
Borrowings Under Revolving Credit Facility	—	30,000
Long-term Income Taxes Payable	803	10,629
Deferred Income Taxes	57,795	48,472
Other Long-term Liabilities	24,215	12,380
Total Liabilities	378,521	376,530
Commitments and Contingencies
Shareholders' Equity:
Series Preferred stock, $.05 par value, 50 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 750,000 shares authorized; 153,634 and 157,069 shares issued and outstanding	1,536	1,571
Capital in excess of par value	1,106,641	1,027,709
Retained earnings	517,970	467,467
Accumulated other comprehensive loss, net	(33,000)	(19,908)
Total Shareholders' Equity	1,593,147	1,476,839
Total Liabilities and Equity	$1,971,668	$1,853,369
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations	SEI Investments Company
(In thousands, except per-share data)	and Subsidiaries

Year Ended December 31,	2018	2017	2016
Revenues:
Asset management, administration and distribution fees	$1,270,180	$1,184,157	$1,075,459
Information processing and software servicing fees	353,987	342,395	326,086
Total revenues	1,624,167	1,526,552	1,401,545
Expenses:
Subadvisory, distribution and other asset management costs	180,488	181,509	173,615
Software royalties and other information processing costs	32,449	46,792	49,821
Compensation, benefits and other personnel	511,258	458,737	414,622
Stock-based compensation	23,805	36,366	16,017
Consulting, outsourcing and professional fees	200,862	186,357	166,769
Data processing and computer related	84,790	77,615	64,930
Facilities, supplies and other costs	70,840	66,646	68,245
Amortization	48,895	48,275	45,392
Depreciation	28,792	27,311	26,440
Total expenses	1,182,179	1,129,608	1,025,851
Income from operations	441,988	396,944	375,694
Net (loss) gain from investments	(325)	1,269	112
Interest and dividend income	13,397	7,057	4,316
Interest expense	(645)	(781)	(531)
Equity in earnings of unconsolidated affiliates	159,791	152,550	126,103
Gain on sale of subsidiary	—	—	2,791
Income before income taxes	614,206	557,039	508,485
Income taxes	108,338	152,650	174,668
Net income	$505,868	$404,389	$333,817

Basic earnings per common share	$3.23	$2.56	$2.07
Shares used to compute basic earnings per share	156,579	158,177	161,350
Diluted earnings per common share	$3.14	$2.49	$2.03
Shares used to compute diluted earnings per share	161,232	162,269	164,431
Dividends declared per common share	$0.63	$0.58	$0.54
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income	SEI Investments Company
(In thousands)	and Subsidiaries

Year Ended December 31,	2018	2017	2016
Net income	$505,868	$404,389	$333,817
Other comprehensive (loss) gain, net of tax:
Foreign currency translation adjustments	(12,065)	17,597	(12,131)
Unrealized holding (loss) gain on investments:
Unrealized holding (losses) gains during the period, net of income taxes of $285, $1 and $457	(1,088)	190	(918)
Less: reclassification adjustment for losses realized in net income, net of income taxes of $(96), $(99) and $(201)	61	260	384
Total other comprehensive (loss) gain, net of taxes	(13,092)	18,047	(12,665)
Comprehensive income	$492,776	$422,436	$321,152
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Equity	SEI Investments Company
(In thousands, except per-share data)	and Subsidiaries

Year Ended December 31,	2018	2017	2016
Shares of Common Stock
Beginning balance	157,069	159,031	163,733
Purchase and retirement of common stock	(6,744)	(4,403)	(6,600)
Issuance of common stock under the employee stock purchase plan	77	71	88
Issuance of common stock upon exercise of stock options	3,232	2,370	1,810
Ending balance	153,634	157,069	159,031

Common Stock
Beginning balance	$1,571	$1,590	$1,637
Purchase and retirement of common stock	(67)	(44)	(66)
Issuance of common stock under the employee stock purchase plan	—	1	1
Issuance of common stock upon exercise of stock options	32	24	18
Ending balance	$1,536	$1,571	$1,590

Capital In Excess of Par Value
Beginning balance	$1,027,709	$955,461	$910,513
Cumulative effect upon adoption of ASU 2016-09	—	2,582	—
Purchase and retirement of common stock	(32,823)	(20,243)	(28,306)
Issuance of common stock under the employee stock purchase plan	4,170	3,280	3,357
Issuance of common stock upon exercise of stock options	83,780	50,263	44,896
Stock-based compensation	23,805	36,366	16,017
Tax benefit on stock options exercised	—	—	8,984
Ending balance	$1,106,641	$1,027,709	$955,461

Retained Earnings
Beginning balance	$467,467	$384,018	$402,860
Cumulative effect upon adoption of ASC 606	14,402	—	—
Cumulative effect upon adoption of ASU 2016-09	—	(1,669)	—
Net income	505,868	404,389	333,817
Purchase and retirement of common stock	(371,867)	(227,827)	(266,002)
Dividends declared ($0.63, $0.58 and $0.54 per share)	(97,900)	(91,444)	(86,657)
Ending balance	$517,970	$467,467	$384,018

Accumulated Other Comprehensive Loss
Beginning balance	$(19,908)	$(37,955)	$(25,290)
Other comprehensive (loss) gain	(13,092)	18,047	(12,665)
Ending balance	$(33,000)	$(19,908)	$(37,955)

Total Equity	$1,593,147	$1,476,839	$1,303,114
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	SEI Investments Company
(In thousands)	and Subsidiaries

Year Ended December 31,	2018	2017	2016
Cash flows from operating activities:
Net income	$505,868	$404,389	$333,817
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	28,792	27,311	26,440
Amortization	48,895	48,275	45,392
Equity in earnings of unconsolidated affiliates	(159,791)	(152,550)	(126,103)
Distributions received from unconsolidated affiliate	166,941	143,517	125,224
Stock-based compensation	23,805	36,366	16,017
Provision for losses on receivables	23	172	(126)
Deferred income tax expense	5,998	(21,046)	4,794
Net loss (gain) from investments	325	(1,269)	(112)
Change in long-term taxes payable	(9,826)	10,629	—
Change in other long-term liabilities	145	(2,265)	3,248
Change in other assets	(4,785)	(1,489)	(1,917)
Contract costs capitalized, net	(5,366)	—	—
Gain from sale of SEI AK	—	—	(2,791)
Tax benefit on stock options exercised	—	—	8,984
Other	(294)	(2,186)	390
Change in current assets and liabilities:
Decrease (increase) in:
Receivables from investment products	6,797	5,095	(13,663)
Receivables	(32,652)	(52,726)	(4,807)
Other current assets	(5,518)	(3,583)	(1,368)
Increase (decrease) in:
Accounts payable	5,652	(909)	1,455
Accrued liabilities	13,079	20,992	18,851
Deferred revenue	313	1,180	495
Total adjustments	82,533	55,514	100,403
Net cash provided by operating activities	$588,401	$459,903	$434,220
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	SEI Investments Company
(In thousands)	and Subsidiaries

Year Ended December 31,	2018	2017	2016
Cash flows from investing activities:
Additions to property and equipment	(29,095)	(25,525)	(31,397)
Additions to capitalized software	(44,221)	(61,043)	(50,392)
Purchases of marketable securities	(203,460)	(69,525)	(73,193)
Prepayments and maturities of marketable securities	167,876	65,830	54,141
Sales of marketable securities	—	—	15,152
Cash paid for acquisition, net of cash acquired	(5,794)	(80,234)	—
Receipt of contingent payment from sale of SEI AK	—	—	2,791
Other investing activities	(8,676)	(1,805)	1,313
Net cash used in investing activities	(123,370)	(172,302)	(81,585)
Cash flows from financing activities:
Repayments under revolving credit facility	(30,000)	(10,000)	—
Borrowings under revolving credit facility	—	40,000	—
Purchase and retirement of common stock	(407,384)	(248,339)	(292,258)
Proceeds from issuance of common stock	87,982	53,568	48,272
Payment of dividends	(94,318)	(88,862)	(84,686)
Net cash used in financing activities	(443,720)	(253,633)	(328,672)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(11,024)	14,583	(9,923)

Net increase in cash, cash equivalents and restricted cash	10,287	48,551	14,040

Cash, cash equivalents and restricted cash, beginning of year	747,752	699,201	685,161

Cash, cash equivalents and restricted cash, end of year	$758,039	$747,752	$699,201

Interest paid	$806	$699	$531
Income taxes paid	$110,203	$165,049	$157,255

Non-cash financing activities
Dividends declared but not paid	$50,761	$47,179	$44,596
The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements	SEI Investments Company
(all figures are in thousands except share and per-share data)	and Subsidiaries
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
The Company accounts for investments in unconsolidated entities that are 20 percent to 50 percent owned or are 20 percent or less owned and have the ability to exercise significant influence over the operating and financial policies of the entity under the equity method of accounting. Under this method of accounting, the Company’s interest in the net assets of unconsolidated entities is reflected in Investment in unconsolidated affiliates on the accompanying Consolidated Balance Sheet and its interest in the earnings or losses of unconsolidated entities is reflected in Equity in earnings of unconsolidated affiliates on the accompanying Consolidated Statement of Operations. Any investments in entities not consolidated or accounted for under the equity method are accounted for under the cost method of accounting.
Variable Interest Entities
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
The Company is a party to expense limitation agreements with certain SEI-sponsored money market funds subject to Rule 2a-7 of the Investment Company Act of 1940 which establish a maximum level of ordinary operating expenses incurred by the fund in any fiscal year including, but not limited to, fees of the administrator or its affiliates. Under the terms of these agreements, the Company waived $26,229, $27,434 and $41,227 in fees during 2018, 2017 and 2016, respectively.
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
Revenue Recognition
The Company adopted the requirements of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (Accounting Standards Codification (ASC) 606 (ASC 606)) using the modified retrospective method on January 1, 2018. As a result of the adoption of ASC 606, the Company recorded a cumulative effect adjustment of $14,402 to retained earnings as of January 1, 2018. Prior period information has not been restated.
The Company's revenues are based on contractual arrangements. Revenue is recognized when the transfer of control of promised goods or services under the terms of a contract with customers are satisfied in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those promised goods or services. Certain portions of the Company’s revenues involve a third party in providing goods or services to its customers. In such circumstances, the Company must determine whether the nature of its promise to the customer is to provide the underlying goods or services (the Company is the principal in the transaction and reports the transaction gross) or to arrange for a third party to provide the underlying goods or services (the entity is the agent in the transaction and reports the transaction net).
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
•Research services provided by SIDCO, the Company’s broker-dealer subsidiary, to customers in soft-dollar arrangements were determined to be a separate performance obligation. Research services provided by a broker-dealer may be internally generated or provided by a third party and paid directly by the broker-dealer on the customer’s behalf. It was determined that SIDCO is considered an agent since it does not control the research services before they are transferred to the customer. Therefore, fees received for research services should be recorded in revenues net of amounts paid for the soft-dollar arrangement. These amounts paid by the Company were previously recorded gross as an expense and, beginning January 1, 2018, are recorded net of any revenue recognized. The amounts related to soft-dollar arrangements during 2018, 2017 and 2016 were $16,680, $14,623 and $18,409, respectively.
•Incremental contract acquisition costs related to information processing contracts in the Private Banks segment and investment operations contracts in the Investment Managers segment will be deferred and amortized using the straight-line method over the expected client life, which ranges from 6 to 15 years. These costs primarily consist of sales compensation payments to the Company's sales personnel. As a result, incremental contract acquisition costs are capitalized and subsequently amortized. The Company recorded a cumulative effect adjustment associated with the capitalization of contract costs of $18,641 as of January 1, 2018. For the Company's other sales compensation payments, the Company either applies the practical expedient permitting the expensing of costs to obtain a contract when the expected amortization period is one year or less or there are no contract acquisition costs required to be deferred under the requirements of ASC 606.
Cash and Cash Equivalents
The Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents. The Company adopted ASU No. 2016-18, Statement of Cash Flows, Restricted Cash (Topic 230) (ASU 2016-18) on January 1, 2018 which requires that a statement of cash flows explain the change during the period for the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The prior periods were retrospectively adjusted to conform to the current period’s presentation. There was no material impact to net cash flows for 2017 or 2016 as a result of including restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented on the accompanying Consolidated Condensed Statement of Cash Flows in accordance with ASU 2016-18.
Cash and cash equivalents include $315,840 and $401,292 at December 31, 2018 and 2017, respectively, primarily invested in SEI-sponsored open-ended money market mutual funds. The SEI-sponsored mutual funds are considered Level 1 assets.
Restricted Cash
Restricted cash includes $3,000 at December 31, 2018 and 2017 segregated for regulatory purposes related to trade-execution services conducted by SIEL. Restricted cash also includes $514 and $505 at December 31, 2018 and 2017, respectively, segregated in special reserve accounts for the benefit of SIDCO customers in accordance with certain rules established by the Securities and Exchange Commission for broker-dealers.
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
Unrealized gains and losses associated with the Company's available for sale debt securities, net of income taxes, are reported as a separate component of comprehensive income. SIDCO, the Company’s broker-dealer subsidiary, reports changes in fair value of marketable securities through current period earnings due to specialized accounting practices related to investments by broker-dealers. The Company records its investments in funds sponsored by LSV on the accompanying Consolidated Balance Sheets at fair value. Unrealized gains and losses from the change in fair value of these securities are recognized in current period earnings. The specific identification method is used to compute the realized gains and losses on all of the Company’s marketable securities (See Note 5).
The Company evaluates the realizable value of its marketable securities on a quarterly basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. Some of the factors considered in determining other-than-temporary impairment for equity securities include, but are not limited to, significant or prolonged declines in the fair value of the investments, the Company’s ability and intent to retain the investment for a period sufficient to allow the value to recover, and the financial condition of the investment. Some of the factors considered in determining other-than-temporary impairment for debt securities include, but are not limited to, the intent of management to sell the security, the likelihood that the Company will be required to sell the security before recovering its cost, and management’s expectation to recover the entire amortized cost basis of the security even if there is no intent to sell the security. The Company did not recognize any impairment charges related to its marketable securities in 2018, 2017 or 2016.
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
Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment by management. The Company had no Level 3 financial assets at December 31, 2018 or 2017 that were required to be measured at fair value on a recurring basis. The Company's Level 3 financial liabilities at December 31, 2018 consist entirely of an estimated contingent consideration resulting from the Company's acquisition of Huntington Steele, LLC (See Note 14). The Company had no Level 3 financial liabilities as of December 31, 2017 that were required to be measured at fair value on a recurring basis.
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
See Note 4 for information on related disclosures regarding fair value measurements.
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
The Company capitalized $44,221, $61,043 and $50,392 of software development costs during 2018, 2017 and 2016, respectively. The Company's capitalized software development costs primarily relate to the further development of the SEI Wealth PlatformSM (SWP). The Company capitalized $43,376, $51,353 and $39,785 of software development costs for significant enhancements to SWP during 2018, 2017 and 2016, respectively. As of December 31, 2018, the net book value of SWP was $288,666. The net book value includes $42,238 of capitalized software development costs in-progress associated with future releases.
Management continually reassesses the estimated useful life of SWP and any change in management’s estimate could result in the remaining amortization expense to be accelerated or spread out over a longer period. During the fourth quarter 2017, the Company adjusted the remaining useful life of certain components and functionality of SWP that were placed into service during the past several years. The adjustment resulted in a decrease to the Company's amortization expense of $4,347 and an increase to the Company's net income of $3,156, or $0.02 diluted earnings per share, in 2017. As of December 31, 2018, SWP has a weighted average remaining life of 8.5 years. Amortization expense for SWP was $39,917, $46,505 and $45,047 in 2018, 2017 and 2016, respectively, and is included in Amortization expense on the accompanying Consolidated Statements of Operations.
The Company also capitalized $845, $9,690 and $10,607 of software development costs during 2018, 2017 and 2016, respectively, related to an application for the Investment Managers segment. The application was placed into service during the first quarter 2018 with an estimated useful life of 5 years. The net book value of the application at December 31, 2018 was $20,834. Amortization expense for the application was $5,209 during 2018 and is included in Amortization expense on the accompanying Consolidated Statements of Operations.
The Company currently expects to recognize amortization expense related to all capitalized software development costs placed into service as of December 31, 2018 each year from 2019 through 2023 as follows:

2019	$46,608
2020	46,608
2021	46,330
2022	31,817
2023	13,145

The Company evaluates the carrying value of capitalized software development costs when circumstances indicate the carrying value may not be recoverable. The review of capitalized software development costs for impairment requires significant assumptions about operating strategies, underlying technologies utilized, and external market factors. External market factors include, but are not limited to, expected levels of competition, barriers to entry by potential competitors, stability in the target market and governmental regulations. The Company did not recognize any impairment charges related to its capitalized software development costs in 2018, 2017 or 2016.
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
Identifiable definite-lived intangible assets on the Company’s Consolidated Balance Sheet are amortized on a straight-line basis according to their estimated useful lives. Goodwill is not amortized but is reviewed for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Current guidance require that a two-step, fair value based test be performed to assess goodwill for impairment. In the first step, the fair value of each reporting unit is compared with its carrying value, including goodwill. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The second step requires an allocation of fair value to the individual assets and liabilities using a purchase price allocation in order to determine the implied fair value of goodwill. If the implied fair value of goodwill is less than the carrying amount, an impairment loss is recognized. The Company did not recognize any impairment charges related to its goodwill or other intangible assets in 2018 or 2017.
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
Transaction gains and losses from exchange rate fluctuations are included in the results of operations in the periods in which they occur. There were no material gains or losses from exchange rate fluctuations in 2018, 2017 or 2016.
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
The calculations of basic and diluted earnings per share for 2018, 2017 and 2016 are:

	2018	2017	2016
Net income	$505,868	$404,389	$333,817
Shares used to compute basic earnings per common share	156,579,000	158,177,000	161,350,000
Dilutive effect of stock options	4,653,000	4,092,000	3,081,000
Shares used to compute diluted earnings per common share	161,232,000	162,269,000	164,431,000
Basic earnings per common share	$3.23	$2.56	$2.07
Diluted earnings per common share	$3.14	$2.49	$2.03
Employee stock options to purchase approximately 6,224,000, 5,196,000 and 10,632,000 shares of common stock, with an average exercise price per share of $53.60, $45.49 and $35.02, were outstanding during 2018, 2017 and 2016, respectively, but not included in the computation of diluted earnings per common share because either the performance conditions have not been satisfied or would have been satisfied if the reporting date was the end of the contingency period or the option’s exercise price was greater than the average market price of the Company’s common stock and the effect on diluted earnings per common share would have been anti-dilutive (See Note 7).
Stock-Based Compensation
Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. The amount of stock-based compensation expense that is recognized in a given period is dependent upon management’s estimate of when the vesting targets are expected to be achieved. If this estimate proves to be inaccurate, the remaining amount of stock-based compensation expense could be accelerated, spread out over a longer period, or reversed (See Note 7).
The Company adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09) during 2017. As required by ASU 2016-09, excess tax benefits recognized on stock-based compensation expense are reflected in the accompanying Consolidated Statements of Operations as a component of the provision for income taxes effective January 1, 2017 (See Note 11).

New Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (ASU 2016-02), as amended, requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will be classified as either operating or finance leases, with the classification affecting the pattern and classification of expense recognition in the income statement. The updated standard is effective for the Company beginning in the first quarter of 2019. Early adoption is permitted. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (i) its effective date or (ii) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. The Company adopted the new standard on January 1, 2019 and used the effective date as the date of initial application. As a result, financial information will not be updated and the disclosures required under the new standard will not be provided for periods prior to January 1, 2019.
The new standard provides a number of optional practical expedients in transition. The Company elected the package of practical expedients which permits the Company to not reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the hindsight practical expedient in determining its lease terms.
As part of its project plan’s preliminary assessment and design implementation phases for the adoption of ASU 2016-02, the Company has adopted implementation controls that allow it to properly and timely adopt ASU 2016-02 on the effective date. The Company is finalizing its assessment of the adoption of ASU 2016-02. The Company expects the most significant effects will relate to the recognition of right-of-use assets and lease liabilities on the balance sheet for office space and certain office equipment and providing significant new disclosures about leasing arrangements. The Company owns its corporate headquarters and leases office space in other locations. The Company has completed the process of cataloging existing lease agreements and is finalizing the right-of-use asset and lease liability which is expected to be between $50,000 and $60,000.
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
In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07) which simplifies the accounting for nonemployee share-based payment transactions. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. ASU 2018-07 is effective for the Company beginning in the first quarter of 2019. The adoption of ASU 2018-07 will not have a material impact on the Company's consolidated financial statements and related disclosures.
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
In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities (ASU 2018-17). The new standard changes how entities evaluate decision-making fees under the variable interest entity guidance. ASU 2018-17 is effective for the Company beginning in the first quarter of 2020. The Company is currently evaluating the impact of adopting ASU 2018-17 on its consolidated financial statements and related disclosures.
Reclassifications
Certain prior year amounts have been reclassified to conform to current year presentation.

Note 2 – Investment in Unconsolidated Affiliates
LSV Asset Management
The Company has an investment in the general partnership LSV Asset Management (LSV), a registered investment advisor that provides investment advisory services primarily to institutions, including pension plans and investment companies. LSV is currently an investment sub-advisor for a limited number of SEI-sponsored mutual funds. As of December 31, 2018, the Company's total partnership interest in LSV was approximately 38.9 percent. The Company accounts for its interest in LSV using the equity method because of its less than 50 percent ownership. The Company’s interest in the net assets of LSV is reflected in Investment in unconsolidated affiliates on the accompanying Consolidated Balance Sheets and its interest in the earnings of LSV is reflected in Equity in earnings of unconsolidated affiliates on the accompanying Consolidated Statements of Operations.
At December 31, 2018, the Company’s total investment in LSV was $52,342. The Company’s proportionate share in the earnings of LSV was $159,791, $152,550 and $126,103 in 2018, 2017 and 2016, respectively. The Company receives partnership distributions related to the earnings of LSV on a quarterly basis. As such, the Company considers these distribution payments as returns on investment rather than returns of the Company's original investment in LSV and has therefore classified the associated cash inflows as an operating activity on the Consolidated Statements of Cash Flows. The Company received partnership distribution payments from LSV of $166,941, $143,517 and $125,224 in 2018, 2017 and 2016, respectively.
These tables contain condensed financial information of LSV:

Condensed Statement of Operations Year ended December 31,	2018	2017	2016
Revenues	$517,203	$491,872	$399,462
Net income	$410,846	$392,141	$323,381

Condensed Balance Sheets December 31,	2018	2017
Current assets	$138,083	$155,239
Non-current assets	1,165	1,407
Total assets	$139,248	$156,646

Current liabilities	$47,874	$46,486
Partners’ capital	91,374	110,160
Total liabilities and partners’ capital	$139,248	$156,646

Note 3 – Composition of Certain Financial Statement Captions
Receivables
Receivables on the accompanying Consolidated Balance Sheets consist of:

	2018	2017
Trade receivables	$76,362	$76,760
Fees earned, not billed	226,001	194,331
Other receivables	13,691	12,310
	316,054	283,401
Less: Allowance for doubtful accounts	(718)	(695)
Receivables, net	$315,336	$282,706

Fees earned, not billed represents receivables from contracts from customers earned but unbilled and results from timing differences between services provided and contractual billing schedules. These billing schedules generally provide for fees to be billed on a quarterly basis. In addition, certain fees earned from investment operations services are calculated based on assets under administration that have an extended valuation process. Billings to these clients occur once the asset valuation processes are completed.

Property and Equipment
Property and Equipment on the accompanying Consolidated Balance Sheets consists of:

	2018	2017
Buildings	$160,796	$153,961
Equipment	126,954	115,546
Land	10,772	10,030
Purchased software	139,245	134,610
Furniture and fixtures	18,103	18,114
Leasehold improvements	18,959	18,017
Construction in progress	9,240	6,105
	484,069	456,383
Less: Accumulated depreciation	(338,206)	(309,955)
Property and Equipment, net	$145,863	$146,428

Depreciation expense related to property and equipment for 2018, 2017 and 2016 was $28,792, $27,311 and $26,440, respectively.
Other Assets
Other assets consist of long-term prepaid expenses, deposits, other investments at cost and various other assets. Amortization expense for certain other assets for 2018, 2017 and 2016 was $231, $218 and $345, respectively.
Accrued Liabilities
Accrued Liabilities on the accompanying Consolidated Balance Sheets consist of:

	2018	2017
Accrued employee compensation	$97,603	$88,960
Accrued consulting, outsourcing and professional fees	31,000	29,658
Accrued sub-advisory, distribution and other asset management fees	42,583	42,365
Accrued dividend payable	50,761	47,179
Other accrued liabilities	57,687	56,896
Accrued liabilities	$279,634	$265,058

Note 4 – Fair Value Measurements
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
The valuation of the Company's Level 2 financial assets held by SIDCO and SPTC are based upon securities pricing policies and procedures utilized by third-party pricing vendors. The Company had no Level 3 financial assets at December 31, 2018 or 2017 that were required to be measured at fair value on a recurring basis. The Company's Level 3 financial liabilities at December 31, 2018 consist entirely of the estimated contingent consideration of $12,120 resulting from an acquisition (See Note 14). The fair value of the contingent consideration was determined using a Monte-Carlo simulation model. Key assumptions for the Monte-Carlo simulation model include expected revenues, expected volatility, risk-free rate and correlation coefficient. The Company had no Level 3 financial liabilities as of December 31, 2017 that were required to be measured at fair value on a recurring basis.There were no transfers of financial assets between levels within the fair value hierarchy during 2018.
Valuation of GNMA and Other U.S. Government Agency Securities
All of the Company's investments in GNMA, FHLB and other U.S. government agency securities are held in accounts at well-established financial institutions. The Company's selection of a financial institution for the purpose of purchasing securities considered a number of various factors including, but not limited to, securities pricing policies and procedures utilized by that financial institution. Each financial institution utilizes the services of independent pricing vendors. These vendors utilize evaluated and industry accepted pricing models that vary by asset class and incorporate available trade, bid and other market information to determine the fair value of the securities. The market inputs, listed in approximate order of priority, include: benchmark yields, reported trade, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. The Company evaluated the information regarding the pricing methodologies and processes utilized by the independent pricing vendors during the selection process of the financial institution. The Company analyzed this information for the purpose of classifying the securities into the appropriate level within the fair value hierarchy and to ensure that each pricing model for each asset class provided the fair value of those specific securities in accordance with generally accepted accounting principles. The Company continually monitors the price of each security for any unanticipated deviations from the previously quoted price. In the event of any significant unanticipated deviations in a security's price, additional analysis is conducted. The Company's investments in GNMA, FHLB and other U.S. government agency securities have been recorded at the prices provided by the independent pricing vendor without adjustment.
The fair value of certain financial assets and liabilities of the Company was determined using the following inputs:

		Fair Value Measurements at Reporting Date Using
	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets
Equity available-for-sale securities	$10,218	$10,218	$—
Fixed-income available-for-sale securities	101,683	—	101,683
Fixed-income securities owned	30,892	—	30,892
Investment funds sponsored by LSV (1)	4,887
	$147,680	$10,218	$132,575

		Fair Value Measurements at Reporting Date Using
	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets
Equity available-for-sale securities	$11,250	$11,250	$—
Fixed-income available-for-sale securities	76,733	—	76,733
Fixed-income securities owned	21,526	—	21,526
Investment funds sponsored by LSV (1)	6,034
	$115,543	$11,250	$98,259

(1) The fair value amounts presented in the tables above are intended to permit reconciliation of the fair value hierarchy to the amounts presented on the accompanying Consolidated Balance Sheets (See Note 5).

Note 5 – Marketable Securities
Investments Available For Sale
Investments available for sale classified as non-current assets consist of:

	At December 31, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
SEI-sponsored mutual funds	$7,446	$—	$(788)	$6,658
Equities and other mutual funds	3,434	126	—	3,560
Debt securities	103,518	—	(1,835)	101,683
	$114,398	$126	$(2,623)	$111,901

	At December 31, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
SEI-sponsored mutual funds	$7,369	$110	$(143)	$7,336
Equities and other mutual funds	3,456	458	—	3,914
Debt securities	77,745	—	(1,012)	76,733
	$88,570	$568	$(1,155)	$87,983

Net unrealized holding losses at December 31, 2018 and 2017 of the Company's available-for-sale debt securities were $1,413 (net of income tax benefit of $422) and $779 (net of income tax benefit of $233), respectively. These net unrealized losses are reported as a separate component of Accumulated other comprehensive loss on the accompanying Consolidated Balance Sheets.
There were gross realized gains of $1,065 and gross realized losses of $1,686 from available-for-sale securities during 2018. In 2017, there were gross realized gains of $529 and gross realized losses of $888 from available-for-sale securities. There were gross realized gains of $284 and gross realized losses of $869 from available-for-sale securities during 2016. Gains and losses from available-for-sale securities, including amounts reclassified from accumulated comprehensive loss, are reflected in Net (loss) gain from investments on the accompanying Consolidated Statements of Operations.
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
The investment primarily consists of U.S. dollar denominated funds that invest in equity securities of Canadian, Australian and Japanese companies. The underlying securities held by the funds are translated into U.S. dollars within the funds. The funds had a fair value of $4,887 and $6,034 at December 31, 2018 and 2017, respectively. The Company recognized losses of $1,147 and gains of $1,176 and $819 from the change in fair value of the funds during 2018, 2017 and 2016, respectively.
Securities Owned
The Company’s broker-dealer subsidiary, SIDCO, has investments in U.S. government agency securities with maturity dates less than one year. These investments are reflected as Securities owned on the accompanying Consolidated Balance Sheets. Due to specialized accounting practices applicable to investments by broker-dealers, the securities are reported at fair value and changes in fair value are recorded in current period earnings. The securities had a fair value of $30,892 and $21,526 at December 31, 2018 and 2017, respectively. There were no material net gains or losses from the change in fair value of the securities during 2018, 2017 and 2016.
Note 6 – Line of Credit
The Company has a five-year $300,000 Credit Agreement (the Credit Facility) with Wells Fargo Bank, National Association (Wells Fargo) and a syndicate of other lenders. The Credit Facility is scheduled to expire in June 2021, at which time any aggregate principal amount of loans outstanding becomes payable in full. Any borrowings made under the Credit Facility will accrue interest at rates that, at the Company's option, are based on a base rate (the Base Rate) plus a premium that can range from 0.25 percent to 1.00 percent or the London InterBank Offered Rate (LIBOR) plus a premium that can range from 1.25 percent to 2.00 percent depending on the Company’s Leverage Ratio (a ratio of consolidated indebtedness to consolidated EBITDA for the four preceding fiscal quarters, all as defined in the related agreement). The Base Rate is defined as the highest of a) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 0.50 percent, b) the prime commercial lending rate of Wells Fargo, c) the applicable LIBOR plus 1.00 percent, or d) 0 percent. The Company also pays quarterly commitment fees based on the unused portion of the Credit Facility. The quarterly fees for the Credit Facility can range from 0.15 percent of the amount of the unused portion to 0.30 percent, depending on the Company’s Leverage Ratio. Certain wholly-owned subsidiaries of the Company have guaranteed the obligations of the Company under the agreement. The aggregate amount of the Credit Facility may be increased by an additional $100,000 under certain conditions set forth in the agreement. The Company may issue up to $15,000 in letters of credit under the terms of the Credit Facility. The Company pays a periodic commission fee of 1.250 percent plus a fronting fee of 0.175 percent of the aggregate face amount of the outstanding letters of credit issued under the Credit Facility.
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
In July 2017, the Company borrowed $40,000 under the Credit Facility for the funding of the acquisition of Archway (See Note 14). The Company made principal payments of $30,000 and $10,000 during 2018 and 2017, respectively, to fully repay the outstanding balance of the Credit Facility.
As of December 31, 2018, the Company had outstanding letters of credit of $13,813 under the Credit Facility. These letters of credit were issued primarily for the expansion of the Company's headquarters and are scheduled to expire in 2019. The amount of the Credit Facility that is available for general corporate purposes as of December 31, 2018 was $286,187. The Company was in compliance with all covenants of the Credit Facility during 2018.
The Company considers the book value of long-term debt related to the borrowings through the Credit Facility to be representative of its fair value.
The Company incurred $645, $781 and $531 in interest charges and commitment fees relating to its line of credit during 2018, 2017 and 2016, respectively, which are reflected in Interest expense on the accompanying Consolidated Statements of Operations. The weighted average interest rate applied to the outstanding balance of the Credit Facility during 2018 was 2.93 percent.

Note 7 – Shareholders’ Equity
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
All outstanding stock options have performance-based vesting provisions that tie the vesting of stock options to the Company’s financial performance. The Company’s stock options vest at a rate of 50 percent when a specified diluted earnings per share target is achieved, and the remaining 50 percent when a second, higher-specified diluted earnings per share target is achieved. Options do not vest due to the passage of time but as a result of achievement of the financial vesting targets. Options granted in December 2017 and thereafter include a service condition which requires a minimum two or four year waiting period from the grant date along with the attainment of the applicable financial vesting target. Earnings per share targets exclude the impact of stock-based compensation and are established at time of grant. The targets are measured annually on December 31. The amount of stock-based compensation expense recognized in the period is based upon management’s estimate of when the earnings per share targets may be achieved. Any change in management’s estimate could result in the remaining amount of stock-based compensation expense to be accelerated, spread out over a longer period, or reversed. This may cause volatility in the recognition of stock-based compensation expense in future periods and could materially affect the Company’s earnings.

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
The weighted average fair value of the Company’s stock options granted during 2018, 2017 and 2016 were $13.04, $16.78 and $12.43, respectively, using the following assumptions:

	2018	2017	2016
Expected term (in years)	6.34	6.00	6.00
Expected volatility	25.27%	22.58%	25.44%
Expected dividend yield	1.35%	0.82%	1.10%
Risk-free interest rate	2.75%	2.29%	2.18%

The Company recognized stock-based compensation expense in its Consolidated Financial Statements in 2018, 2017 and 2016 as follows:

	2018	2017	2016
Stock-based compensation expense	$23,805	$36,366	$16,017
Less: Deferred tax benefit	(5,078)	(7,891)	(5,612)
Stock-based compensation expense, net of tax	$18,727	$28,475	$10,405

During 2018, 2017 and 2016, the Company revised its estimates of when some vesting targets are expected to be achieved. The changes in management’s estimates during 2018 and 2017 resulted in an increase of $1,909 and $11,206 in stock-based compensation expense in 2018 and 2017, respectively. The change in management’s estimate during 2016 was not material.
As of December 31, 2018, there was approximately 6,454,000 unvested employee stock options with an unrecognized compensation cost of $68,470 that the Company expects will vest and be expensed through 2023 with a weighted average period of 2.2 years.

This table presents certain information relating to the Company’s stock option plans for 2018, 2017 and 2016:

	Number of Shares	Weighted Avg. Price
Balance as of December 31, 2015	19,237,000	$28.71
Granted	2,310,000	49.57
Exercised	(1,809,000)	24.82
Expired or canceled	(1,669,000)	30.86
Balance as of December 31, 2016	18,069,000	$31.57
Granted	2,057,000	69.87
Exercised	(2,370,000)	21.22
Expired or canceled	(1,044,000)	33.42
Balance as of December 31, 2017	16,712,000	$37.63
Granted	2,468,000	49.94
Exercised	(3,232,000)	25.93
Expired or canceled	(135,000)	49.58
Balance as of December 31, 2018	15,813,000	$41.84

Exercisable as of December 31, 2018	9,359,000	$32.89
Available for future grant as of December 31, 2018	21,775,000

As of December 31, 2017 and 2016, there were 10,624,000 and 6,692,000 shares exercisable, respectively. The expiration dates for options outstanding at December 31, 2018 range from December 15, 2019 to December 11, 2028 with a weighted average remaining contractual life of 6.3 years.

Upon exercise of stock options, the Company will issue new shares of its common shares. The Company does not hold any shares in treasury. The total intrinsic value of options exercised during 2018 and 2017 was $139,087 and $83,628, respectively. The total options exercisable as of December 31, 2018 had an intrinsic value of $138,706. The total options outstanding as of December 31, 2018 had an intrinsic value of $143,939. The total intrinsic value for options outstanding and options exercisable is calculated as the difference between the market value of the Company’s common stock as of December 31, 2018 and the exercise price of the shares. The market value of the Company’s common stock as of December 31, 2018 was $46.20 as reported by the Nasdaq Stock Market, LLC.
This table summarizes information relating to all options outstanding and exercisable at December 31, 2018:

			Options Outstanding at December 31, 2018			Options Exercisable at December 31, 2018
Range of Exercise Prices (Per Share)			Number of Shares	Weighted Average Exercise Price (Per Share)	Weighted Average Remaining Contractual Life (Years)	Number of Shares	Weighted Average Exercise Price (Per Share)	Weighted Average Remaining Contractual Life (Years)
$14.62	-	21.05	1,996,000	$16.63	2.09	1,996,000	$16.63	2.09
22.45	-	23.86	2,379,000	23.13	3.04	2,379,000	23.13	3.04
27.03	-	40.64	3,332,000	37.10	5.54	2,390,000	35.70	5.36
45.99	-	53.16	4,268,000	49.01	9.06	908,000	49.61	8.00
53.34	-	71.12	3,838,000	62.69	8.19	1,686,000	53.36	7.02
			15,813,000			9,359,000

Employee Stock Purchase Plan
The Company has an employee stock purchase plan that provides for offerings of common stock to eligible employees at a price equal to 85 percent of the fair market value of the stock at the end of the stock purchase period, as defined. The Company has reserved 15,600,000 shares for issuance under this plan. At December 31, 2018, 12,038,000 cumulative shares have been issued. There were no material costs incurred by the Company related to the employee stock purchase plan in 2018, 2017 and 2016.
Common Stock Buyback
The Board of Directors, under multiple authorizations, has authorized the purchase of the Company’s common stock on the open market or through private transactions. As of December 31, 2018, the Company had approximately $215,879 of authorization remaining for the purchase of common stock. The following table provides the total number of shares repurchased and the related total costs in 2018, 2017 and 2016:

Year	Total Number of Shares Repurchased	Total Cost
2018	6,744,000	$404,759
2017	4,403,000	248,114
2016	6,600,000	294,374

The Company immediately retires its common stock when purchased. Upon retirement, the Company reduces Capital in excess of par value for the average capital per share outstanding and the remainder is charged against Retained earnings. If the Company reduces its Retained earnings to zero, any subsequent purchases of common stock will be charged entirely to Capital in excess of par value.
Rights Agreement
The Company’s Board of Directors declared a dividend distribution pursuant to a Rights Agreement (the Rights Agreement) which became effective on January 6, 2009. The Rights Agreement was not renewed and expired on January 6, 2019. The purpose of the Rights Agreement was to deter coercive or unfair takeover tactics and to prevent a person or group from acquiring control of the Company without offering a fair price to all shareholders. Under the Rights Agreement, all common shareholders would have received one Right for each common share outstanding. Each Right entitled the registered holder to purchase from the Company a unit consisting of one twenty-thousandths of a share of Series A Junior Participating Preferred Shares, $0.05 par value per share, or a combination of securities and assets of equivalent value, at a purchase price of $150.00 per unit, subject to adjustment.
Cash Dividends
On May 30, 2018, the Board of Directors declared a cash dividend of $0.30 per share on the Company’s common stock, which was paid on June 22, 2018, to shareholders of record on June 14, 2018. On December 11, 2018, the Board of Directors

declared a cash dividend of $0.33 per share on the Company’s common stock, which was paid on January 8, 2019, to shareholders of record on December 27, 2018.
The cash dividends declared in 2018, 2017 and 2016 were $97,900, $91,444 and $86,657, respectively. The Board of Directors has indicated its intention to declare future cash dividends on a semiannual basis.

Note 8 – Accumulated Other Comprehensive Income (Loss)
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

	Foreign Currency Translation Adjustments	Unrealized Holding Gains (Losses) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2016	$(24,988)	$(302)	$(25,290)

Other comprehensive loss before reclassifications	(12,131)	(918)	(13,049)
Amounts reclassified from accumulated other comprehensive loss	—	384	384
Net current-period other comprehensive loss	(12,131)	(534)	(12,665)

Balance, December 31, 2016	$(37,119)	$(836)	$(37,955)

Other comprehensive gain before reclassifications	17,597	190	17,787
Amounts reclassified from accumulated other comprehensive loss	—	260	260
Net current-period other comprehensive gain	17,597	450	18,047

Balance, December 31, 2017	$(19,522)	$(386)	$(19,908)

Other comprehensive loss before reclassifications	(12,065)	(1,088)	(13,153)
Amounts reclassified from accumulated other comprehensive loss	—	61	61
Net current-period other comprehensive loss	(12,065)	(1,027)	(13,092)

Balance, December 31, 2018	$(31,587)	$(1,413)	$(33,000)

Note 9 – Employee Benefit Plan
The Company has a tax-qualified defined contribution plan (the Plan). The Plan provides retirement benefits, including provisions for early retirement and disability benefits, as well as a tax-deferred savings feature. After satisfying certain requirements, participants are vested in employer contributions at the time the contributions are made. All Company contributions are discretionary and are made from available profits. The Company contributed $12,362, $10,929 and $9,665 to the Plan in 2018, 2017 and 2016, respectively.

Note 10 – Commitments and Contingencies
The Company leases software, facilities, and data processing equipment under non-cancelable operating leases, some which contain escalation clauses for increased taxes and operating expenses. The Company has entered into maintenance agreements primarily for its data processing equipment. Rent expense, primarily related to user licenses for software, was $34,679, $32,619 and $28,016 in 2018, 2017 and 2016, respectively.

The aggregate noncancellable minimum commitments at December 31, 2018 are:

2019	$10,322
2020	8,476
2021	7,855
2022	7,616
2023 and thereafter	25,573
$59,842

Stanford Trust Company Litigation
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
The procedural status of the seven cases varies. The Lillie case, filed originally in the 19th Judicial District Court for the Parish of East Baton Rouge, was brought as a class action and is procedurally the most advanced of the cases. SEI and SPTC filed exceptions, which the Court granted in part, dismissing claims under the Louisiana Unfair Trade Practices Act and permitting the claims under the Louisiana Securities Law to go forward. On March 11, 2013, newly-added insurance carrier defendants removed the case to the United States District Court for the Middle District of Louisiana. On August 7, 2013, the Judicial Panel on Multidistrict Litigation transferred the matter to the Northern District of Texas where MDL 2099, In re: Stanford Entities Securities Litigation (“the Stanford MDL”), is pending. On September 22, 2015, the District Court on the motion of SEI and SPTC dismissed plaintiffs’ claims for primary liability under Section 714(A) of the Louisiana Securities Law, but declined to dismiss plaintiffs’ claims for secondary liability under Section 714(B) of the Louisiana Securities Law based on the allegations pled by plaintiffs. On November 4, 2015, the District Court granted SEI and SPTC's motion to dismiss plaintiffs' claims under Section 712(D) of the Louisiana Securities Law. Consequently, the only claims of plaintiffs remaining in Lillie are plaintiffs' claims for secondary liability against SEI and SPTC under Section 714(B) of the Louisiana Securities Law. On May 2, 2016, the District Court certified the class as being "all persons for whom Stanford Trust Company purchased or renewed Stanford Investment Bank Limited certificates of deposit in Louisiana between January 1, 2007 and February 13, 2009". Notice of the pendency of the class action was mailed to potential class members on October 4, 2016.
On December 1, 2016, a group of plaintiffs who opted out of the Lillie class filed a complaint against SEI and SPTC in the United States District Court in the Middle District of Louisiana (“Ahders Complaint”), alleging claims essentially the same as those in Lillie. In January 2017, the Judicial Panel on Multidistrict Litigation transferred the Ahders proceeding to the Northern District of Texas and the Stanford MDL. During February 2017, SEI filed its response to the Ahders Complaint, and in March 2017 the District Court for the Northern District of Texas approved the stipulated dismissal of all claims in this Complaint predicated on Section 712(D) or Section 714(A) of the Louisiana Securities Law. In both cases, as a result of the proceedings in the Northern District of Texas, only the plaintiffs’ secondary liability claims under Section 714(B) of the Louisiana Securities Law remain. Limited discovery and motions practice have occurred, including SEI and SPTC’s filing of a dispositive summary judgment motion in the Lillie proceeding. On January 31, 2019, the Judicial Panel on Multidistrict Litigation remanded the Lillie and Ahders proceedings to the Middle District of Louisiana. No material activity has taken place since remand.
Another case, filed in the 23rd Judicial District Court for the Parish of Ascension, also was removed to federal court and transferred by the Judicial Panel on Multidistrict Litigation to the Northern District of Texas and the Stanford MDL. The schedule for responding to that Complaint has not yet been established.
Two additional cases remain in the Parish of East Baton Rouge. Plaintiffs filed petitions in 2010 and have granted SEI and SPTC indefinite extensions to respond. No material activity has taken place since.
In two additional cases, filed in East Baton Rouge and brought by the same counsel who filed the Lillie action, virtually all of the litigation to date has involved motions practice and appellate litigation regarding the existence of federal subject matter jurisdiction under the federal Securities Litigation Uniform Standards Act (SLUSA). The matters were removed to the United States District Court for the Northern District of Texas and consolidated. The court then dismissed the action under SLUSA. The Court of Appeals for the Fifth Circuit reversed that order, and the Supreme Court of the United States affirmed the

Court of Appeals judgment on February 26, 2014. The matters were remanded to state court and no material activity has taken place since that date.
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
SEI Capital Accumulation Plan Litigation
On September 28, 2018, a class action complaint was filed in the United States District Court for the Eastern District of Pennsylvania by Gordon Stevens, individually and as the representative of similarly situated persons, and on behalf of the SEI Capital Accumulation Plan (the “Plan”) naming the Company and its affiliated and/or related entities SEI Investments Management Corporation, SEI Capital Accumulation Plan Design Committee, SEI Capital Accumulation Plan Investment Committee, SEI Capital Accumulation Plan Administration Committee, and John Does 1-30 as defendants (the “Stevens Complaint”). The Stevens Compliant seeks unspecified damages for defendants’ breach of fiduciary duties under ERISA with respect to selecting and monitoring the Plan’s investment options and by retaining affiliated investment products in the Plan.
All parties to the matter have agreed to participate in non-binding mediation with the goal of resolving the matter in an efficient and satisfactory manner, while avoiding protracted litigation costs. The court granted a motion to stay the litigation pending the outcome of mediation, which is scheduled for May 7, 2019, in Atlanta, Georgia.
While the outcome of this litigation remains uncertain, the defendants believe that they have valid defenses to plaintiffs’ claims and intend to defend the allegations contained in the Stevens Complaint vigorously. Because of uncertainty in the make-up of the purported class named in the Stevens Complaint, the specific theories of liability that may survive a motion for summary judgment or other dispositive motion, the lack of specificity or discovery regarding damages, causation, mitigation and other aspects that may ultimately bear upon loss, the Company is not reasonably able to provide an estimate of loss, if any, with respect to the matters set forth in the Stevens Complaint.
Other Matters
The Company is also a party to various other actions and claims arising in the normal course of business that the Company does not believe are material. The Company believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or the manner in which the Company conducts its business. Currently, the Company does not believe the amount of losses associated with these matters can be estimated. While the Company does not believe that the amount of such losses will, when liquidated or estimable, be material to its financial position, the assumptions may be incorrect and any such loss could have a material adverse effect on the Company's results of operations or the manner in which the Company conducts its business in the period(s) during which the underlying matters are resolved.

Note 11 – Income Taxes
The federal and state and foreign income tax provision is summarized as follows:

Year Ended December 31,	2018	2017	2016
Current
Federal	$82,493	$154,776	$158,411
State	13,709	11,645	10,500
Foreign	8,405	8,002	5,137
	104,607	174,423	174,048
Deferred
Federal	2,550	(26,350)	788
State	1,166	1,378	(168)
Foreign	15	3,199	—
	3,731	(21,773)	620
Total income taxes	$108,338	$152,650	$174,668

Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues raised may differ materially from the amount accrued. The examination and the resolution process may last longer than one year.
The components of Income before income taxes are summarized as follows:

Year Ended December 31,	2018	2017	2016
Domestic	$579,622	$523,044	$481,760
Foreign	34,584	33,995	26,725
	$614,206	$557,039	$508,485

The Company's foreign income is primarily earned in Canada and the Republic of Ireland.
The effective income tax rate differs from the federal income tax statutory rate due to the following:

Year Ended December 31,	2018	2017	2016
Statutory rate	21.0%	35.0%	35.0%
State taxes, net of federal tax benefit	1.9	1.3	1.3
Foreign tax expense and tax rate differential	(0.1)	(1.1)	(0.8)
Tax benefit from stock option exercises	(3.8)	(3.9)	—
Enactment of the Tax Cuts and Jobs Act:
Re-measurement of deferred taxes	—	(4.9)	—
One-time transition tax on repatriation of foreign earnings and withholding tax	(0.1)	2.6	—
Research and development tax credit	(0.8)	(0.9)	(0.8)
Domestic Production Activities Deduction	—	(0.5)	(0.6)
Foreign Derived Intangible Income Deduction	(0.2)	—	—
Other, net	(0.3)	(0.2)	0.2
	17.6%	27.4%	34.3%

The Company's effective income tax rate in 2018 included the new 21.0 percent corporate tax rate under the Tax Cut and Jobs Act (the Tax Act). The Tax Act also provided for a Foreign Derived Intangible Income (FDII) deduction. For 2018, the Company estimated a federal FDII benefit of $1,206. The Tax Act also repealed the Section 199 Deduction for businesses that perform domestic manufacturing and certain other production activities which had an unfavorable impact on the Company's tax rate in 2018.
The Company's effective income tax rate in 2017 included the adoption of ASU 2016-09 and the estimated impact of the Tax Act. As required by ASU 2016-09, the Company no longer records excess tax benefits from stock option exercises as an increase to additional paid in capital, but records such excess tax benefits as a reduction of income tax expense in the reporting period in which the exercises occur.
The impact to the Company's effective tax rate in 2017 from the Tax Act was a combination of a $27,153 tax benefit from the re-measurement of the Company's estimated net deferred tax liability as of December 31, 2017 based upon the new 21.0 percent corporate tax rate offset by expense of $14,743 from the preliminary estimate of the one-time transition tax relating to the impact of the deemed repatriation and withholding tax of the Company's previously undistributed foreign earnings. The net impact to the Company's tax rate in 2017 from the Tax Act was a net tax benefit of $12,410, or $0.08 diluted earnings per share. The favorable impact to the Company's effective income tax rate in 2018 from the Tax Act related to the finalization of the estimated one-time transition tax. This adjustment to the one-time transition tax represents what the Company believes is its final liability under the changes from the Tax Act.
The Tax Act also imposed a territorial rather than worldwide system which requires a one-time transition tax on the repatriation of previously deferred foreign earnings. The Company's one-time transition tax as of the filing of the Company's 2017 Federal Tax Return was $10,711. After the Company made a payment of $1,000 and its estimated tax payments relating to its 2017 tax liability, the IRS issued guidance informing taxpayers that they may not receive a refund or credit of any portion of properly applied 2017 tax payments unless and until the amount of payments exceeds the entire unpaid 2017 repatriation tax liability, including all amounts to be paid in installments in subsequent years. In accordance with this guidance, the Company was required to apply $8,908 from an overpayment of federal taxes against the transition tax payable during 2018. The remaining amount payable related to the transition tax of $803 is included in Long-term income taxes payable on the accompanying Consolidated Balance Sheet.

Deferred income taxes for 2018 and 2017 reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Significant components of our deferred tax assets and liabilities at December 31, 2018 and 2017 are as follows:

	2018	2017
Deferred Tax Assets:
Stock-based compensation expense	$24,125	$24,725
Foreign and state net operating loss carryforward and FTC	74,358	71,236
Basis differences in investments	4,118	4,191
Federal benefit of state tax deduction for uncertain tax positions	1,882	1,918
Revenue and expense recognized in different periods for financial reporting and income tax purposes	1,657	2,631
Other assets	1,049	273
Total deferred income tax assets	107,189	104,974
Less: valuation allowance	(72,316)	(68,469)
Net deferred income tax assets	$34,873	$36,505

Deferred Tax Liabilities:
Capitalized software currently deductible for tax purposes, net of amortization	$(71,067)	$(70,575)
Difference in financial reporting and income tax depreciation methods	(6,545)	(3,182)
Difference between book and tax basis of other assets	(4,429)	(3,549)
Goodwill and other intangibles	(1,823)	(1,001)
Foreign Dividend Withholding Tax	(312)	(3,199)
Capitalized contract costs	(5,490)	—
Other liabilities	(960)	(704)
Total deferred income tax liabilities	$(90,626)	$(82,210)
Net deferred income tax liabilities	$(55,753)	$(45,705)

The valuation allowances against deferred tax assets at December 31, 2018 and 2017 are related to state net operating losses from certain domestic subsidiaries, foreign net operating losses from certain foreign subsidiaries and The Tax Act restriction of use of the foreign tax credit placed by The Tax Act. Certain state and foreign tax statutes significantly limit the utilization of net operating losses for domestic and foreign subsidiaries. Furthermore, these net operating losses cannot be used to offset the net income of other subsidiaries.
The Company recognizes uncertain tax positions in accordance with the applicable accounting guidance and adjusts these liabilities when management’s judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. The Company’s total unrecognized tax benefit, not including interest and penalties, as of December 31, 2018 was $14,367, of which $13,774 would affect the effective tax rate if the Company were to recognize the tax benefit. The gross amount of uncertain tax liability of $3,131 is expected to be paid within one year is netted against the current payable account while the remaining amount of $12,525 is included in Other long-term liabilities on the accompanying Consolidated Balance Sheets. During the year ended December 31, 2018, the Company recognized $2,621 of previously unrecognized tax benefits relating to the lapse of the statute of limitation.
The Company files a consolidated federal income tax return and separate income tax returns with various states. Certain subsidiaries of the Company file tax returns in foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examination for years before 2015 and is no longer subject to state, local or foreign income tax examinations by authorities for years before 2014.

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

	2018	2017	2016
Balance as of January 1	$14,480	$17,287	$14,517
Tax positions related to current year:
Gross additions	2,446	3,180	3,756
Tax positions related to prior years:
Gross additions	340	211	1,762
Settlements	(278)	(352)	(378)
Lapses on statute of limitations	(2,621)	(5,846)	(2,370)
Balance as of December 31	$14,367	$14,480	$17,287

The above reconciliation of the gross unrecognized tax benefit will differ from the amount which would affect the effective tax rate because of the recognition of the federal and state tax benefits.
The Company classifies all interest and penalties as income tax expense. The Company has recorded $1,289, $1,175 and $1,227 in liabilities for tax-related interest and penalties in 2018, 2017 and 2016, respectively.
The Company estimates it will recognize $3,131 of unrecognized tax benefits within the next twelve months due to lapses on the statute of limitation.
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
Note 12 – Business Segment Information
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
Investment Managers – provides investment operations outsourcing platforms to fund companies, banking institutions, traditional and non-traditional investment managers worldwide and family offices in the United States; and
Investments in New Businesses – focuses on providing investment management solutions to ultra-high-net-worth families residing in the United States; developing internet-based investment services and advice platforms; entering new markets; and conducting other research and development activities.
In 2018, 2017 and 2016, no single customer accounted for more than ten percent of revenues in any business segment.

The following tables highlight certain financial information about each of the Company’s business segments for the years ended December 31, 2018, 2017 and 2016:

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Year Ended December 31, 2018
Revenues	$483,097	$399,089	$333,299	$398,076	$10,606	$1,624,167
Expenses	457,894	212,439	163,536	259,693	22,971	1,116,533
Operating profit (loss)	$25,203	$186,650	$169,763	$138,383	$(12,365)	$507,634

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Year Ended December 31, 2017
Revenues	$474,272	$373,473	$322,457	$349,444	$6,906	$1,526,552
Expenses	455,119	201,833	161,640	226,504	20,678	1,065,774
Operating profit (loss)	$19,153	$171,640	$160,817	$122,940	$(13,772)	$460,778

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Year Ended December 31, 2016
Revenues	$457,886	$330,677	$312,584	$294,390	$6,008	$1,401,545
Expenses	421,188	180,140	153,117	191,127	20,962	966,534
Operating profit (loss)	$36,698	$150,537	$159,467	$103,263	$(14,954)	$435,011
Gain on sale of subsidiary	2,791	—	—	—	—	2,791
Total profit (loss)	$39,489	$150,537	$159,467	$103,263	$(14,954)	$437,802

A reconciliation of the total reported for the business segments to income from operations in the Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016 is as follows:

Year Ended December 31,	2018	2017	2016
Total operating profit from segments above	$507,634	$460,778	$435,011
Corporate overhead expenses	(65,646)	(63,834)	(59,317)
Income from operations	$441,988	$396,944	$375,694

The following tables provide additional information for the years ended December 31, 2018, 2017 and 2016 pertaining to our business segments:

	Capital Expenditures (1)			Depreciation
Year Ended December 31,	2018	2017	2016	2018	2017	2016
Private Banks	$36,763	$47,526	$45,940	$13,773	$16,479	$13,222
Investment Advisors	16,572	17,450	17,610	4,607	3,364	3,880
Institutional Investors	3,863	4,020	4,319	1,672	1,121	1,367
Investment Managers	13,639	15,863	11,209	6,988	4,698	4,877
Investments in New Businesses	972	546	726	547	826	2,197
Total from business segments	$71,809	$85,405	$79,804	$27,587	$26,488	$25,543
Corporate Overhead	1,507	1,163	1,985	1,205	823	897
	$73,316	$86,568	$81,789	$28,792	$27,311	$26,440
(1) Capital expenditures include additions to property and equipment and capitalized software.

	Amortization
Year Ended December 31,	2018	2017	2016
Private Banks	$27,312	$32,696	$31,675
Investment Advisors	9,668	10,930	10,458
Institutional Investors	1,707	1,599	1,674
Investment Managers	9,382	2,593	1,092
Investments in New Businesses	595	239	146
Total from business segments	$48,664	$48,057	$45,045
Corporate Overhead	231	218	347
	$48,895	$48,275	$45,392

	Total Assets
	2018	2017
Private Banks	$558,451	$523,214
Investment Advisors	143,042	139,697
Institutional Investors	109,081	117,286
Investment Managers	318,342	278,540
Investments in New Businesses	33,142	19,269
Total from business segments	$1,162,058	$1,078,006
Corporate Overhead (2)	809,610	775,363
	$1,971,668	$1,853,369

(2) Unallocated assets primarily consist of cash and cash equivalents, marketable securities, and certain other shared services assets.
The following table presents revenues based on the location of the use of the products or services:

For the Year Ended December 31,	2018	2017	2016
United States	$1,348,130	$1,298,381	$1,191,640
International operations	276,037	228,171	209,905
	$1,624,167	$1,526,552	$1,401,545
The following table presents assets based on their location:

	2018	2017
United States	$1,612,202	$1,471,260
International operations	359,466	382,109
	$1,971,668	$1,853,369

Note 13 – Related Party Transactions
The Company, either by itself or through its wholly-owned subsidiaries, serves as the sponsor, administrator, investment advisor, distributor and shareholder servicer for SEI-sponsored investment products. These investment products are offered to clients of the Company and its subsidiaries. Fees earned by the Company for the related services are recognized pursuant to the provisions of investment advisory, fund administration, distribution, and shareholder services agreements directly with the investment products. These fees totaled $462,101, $453,438 and $431,318 in 2018, 2017 and 2016, respectively. The Company also serves as an introducing broker-dealer for securities transactions of SEI-sponsored investment products. The Company recognized $2,001, $1,216 and $561 in commissions during 2018, 2017 and 2016, respectively. Both of these fees are reflected in Asset management, administration and distribution fees on the accompanying Consolidated Statements of Operations.
Receivables from investment products on the accompanying Consolidated Balance Sheets primarily represent fees receivable for distribution, investment advisory, and administration services to various investment products sponsored by SEI.

Note 14 – Business Acquisitions
Huntington Steele
On April 2, 2018, the Company acquired all ownership interests of Huntington Steele, LLC (Huntington Steele), a registered investment advisor based in Seattle, Washington servicing the ultra-high-net-worth market, to enhance the Company's business development and research efforts in an additional geographic region. Under the acquisition method of accounting, the total purchase price was allocated to Huntington Steele's net tangible and intangible assets based upon their estimated fair values as of April 2, 2018. The total purchase price for Huntington Steele was $17,914, which includes $5,794 in cash consideration, net of $125 in cash acquired, and a contingent purchase price of $12,120. The contingent purchase price consists of amounts payable to the sellers upon the attainment of specified financial measures determined at various intervals over the next five years. The current portion of the contingent purchase price of $430 is included in Accrued liabilities on the accompanying Balance Sheet. The long-term portion of the contingent consideration of $11,690 is included in Other long-term liabilities on the accompanying Balance Sheet.
The purchase price allocation for the Huntington Steele acquisition is as follows:

	Estimated Fair Value	Estimated Useful Life
Cash	$125
Goodwill	11,499
Identifiable intangible assets
Client relationships	6,180	12.0 years
Trade names	450	7.0 years
Other assets	15
Current liabilities	(230)
Contingent consideration	(12,120)
Net cash consideration	$5,794

The results of operations of Huntington Steele are included in the Investments in New Businesses segment and are reflected in the Company's Consolidated Statement of Operations since the completion of the acquisition on April 2, 2018. Any goodwill generated for income tax purposes from the acquisition is fully deductible (See Note 15).
Pro forma information has not been presented because the effect of the Huntington Steele acquisition is not material to the Company's consolidated financial results.
Archway
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
Under the acquisition method of accounting, the total purchase price was allocated to Archway's net tangible and intangible assets based upon their estimated fair values as of July 3, 2017. The total purchase price for Archway was $81,635 in cash consideration with up to an additional $8,000 payable to the seller as a contingent purchase price with respect to two one-year periods ended December 31, 2017 and 2018 depending upon whether Archway achieved specified financial measures during such periods. The fair value of the contingent consideration was estimated to be $4,800 on the acquisition date. Archway did not attain the specified financial measure for the periods ended December 31, 2017 or December 31, 2018. As a result, as of December 31, 2017, the Company reversed the value allocated to the contingent consideration established at the acquisition date. Additionally, the Company recognized a liability for post-acquisition obligations to the members of Archway. The net adjustment of $3,800 was recorded as a reduction in expense and is reflected in Facilities, supplies and other costs on the accompanying Consolidated Statement of Operations in 2017. At December 31, 2018, the Company reversed the liability for the post-acquisition obligations to the members of Archway as the specified financial measure was not achieved.
The Company acquired $1,401 in cash during the acquisition, resulting in $80,234 net cash paid for Archway. According to the terms of the purchase agreement, a portion of the purchase price was placed into escrow to indemnify the Company of any pre-acquisition damages. As of December 31, 2018, the balance available in escrow was $8,000. During January 2019, the entire amount placed into escrow was released to the seller. As of January 31, 2019, the Company has no further obligation related to the acquisition of Archway.

The purchase price allocation for the Archway acquisition is as follows:

	Estimated Fair Value	Estimated Useful Life
Current assets, net of current liabilities	$2,539
Property and equipment	776
Goodwill	52,990
Identifiable intangible assets
Acquired technology	13,510	10.0 years
Client relationships	10,760	15.0 years
Non-competition agreements	3,470	5.0 years
Trade names	2,390	7.0 years
Contingent consideration	(4,800)
Total purchase price allocation	$81,635

The results of operations of Archway and any adjustments related to the acquisition are included in the Investment Managers business segment and are reflected in the Company's Consolidated Statement of Operations since the completion of the acquisition on July 3, 2017. All tangible and intangible assets resulting from the Archway transaction have been allocated to the Investment Managers business segment. Any goodwill generated for income tax purposes from the acquisition is fully deductible (See Note 15).
Pro forma information has not been presented because the effect of the Archway acquisition is not material to the Company's consolidated financial results.

Note 15 – Goodwill and Intangible Assets
The changes in the carrying amount of the Company's goodwill by segment are as follows:

	Investment Managers	Investments In New Businesses	Total
Balance, January 1, 2017	$—	$—	$—
Acquisition of Archway	52,990	—	52,990
Balance, December 31, 2017	$52,990	$—	$52,990
Acquisition of Huntington Steele	—	11,499	11,499
Balance, December 31, 2018	$52,990	$11,499	$64,489

In April 2018, the Company acquired all ownership interests of Huntington Steele (See Note 14). The excess purchase price over the estimated value of the net tangible and identifiable intangible assets was allocated to goodwill. The total amount of goodwill from this transaction amounted to $11,499 and is included on the accompanying Consolidated Balance Sheet.
In July 2017, the Company acquired all ownership interests of Archway (See Note 14). The excess purchase price over the estimated value of the net tangible and identifiable intangible assets was recorded as goodwill. The total amount of goodwill from this transaction amounted to $52,990 and is included on the accompanying Consolidated Balance Sheets.
The Company's intangible assets consist of:

	December 31, 2018	Weighted Average Estimated Useful Life	December 31, 2017	Weighted Average Estimated Useful Life
Acquired technology	$13,510	10.0 years	$13,510	10.0 years
Client relationships	16,940	13.9 years	10,760	15.0 years
Non-competition agreements	3,470	5.0 years	3,470	5.0 years
Trade name	2,840	7.0 years	2,390	7.0 years
	36,760		30,130
Less: Accumulated amortization	(5,090)		(1,552)
Intangible assets, net	$31,670		$28,578

The Company recognized $3,538 and $1,552 of amortization expense related to intangible assets during 2018 and 2017, respectively.

The Company currently expects to recognize amortization expense related to intangible assets as of December 31, 2018 each year from 2019 through 2023 as follows:

2019	$3,683
2020	3,683
2021	3,683
2022	3,336
2023	2,989

Note 16 – Revenues from Contracts with Customers
The Company’s principal sources of revenues are: (1) asset management, administration and distribution fees primarily earned based upon a contractual percentage of net assets under management or administration; and (2) information processing and software servicing fees that are either recurring and primarily earned based upon the number of trust accounts being serviced or a percentage of the total average daily market value of the clients' assets processed on the Company's platforms, or non-recurring and based upon project-oriented contractual agreements related to client implementations.
Disaggregation of Revenue
The following tables provide additional information pertaining to our revenues disaggregated by major product line and primary geographic market based on the location of the use of the products or services for each of the Company’s business segments for 2018:

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
Major Product Lines:	For the Year Ended December 31, 2018
Investment management fees from pooled investment products	$138,616	$288,030	$59,739	$928	$1,017	$488,330
Investment management fees from investment management agreements	793	94,526	271,600	331	9,457	376,707
Investment operations fees	1,517	—	—	360,382	—	361,899
Investment processing fees - PaaS	182,068	—	—	2,519	—	184,587
Investment processing fees - SaaS	136,222	—	—	9,598	—	145,820
Professional services fees	16,643	—	—	7,280	—	23,923
Account fees and other	7,238	16,533	1,960	17,038	132	42,901
Total revenues	$483,097	$399,089	$333,299	$398,076	$10,606	$1,624,167

Primary Geographic Markets:
United States	$304,762	$399,089	$257,080	$376,593	$10,606	$1,348,130
United Kingdom	112,980	—	55,471	—	—	168,451
Canada	45,941	—	8,526	—	—	54,467
Ireland	19,414	—	10,419	21,483	—	51,316
Other	—	—	1,803	—	—	1,803
Total revenues	$483,097	$399,089	$333,299	$398,076	$10,606	$1,624,167

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
The Company does not disclose the value of unsatisfied performance obligations as the majority of its contracts relate to either: contracts with an original term of one year or less; contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for services performed; or contracts that are based on the value of assets under management or administration.
Deferred Contract Costs
Deferred contract costs, which primarily consist of deferred sales commissions, were $24,007 as of December 31, 2018. The Company recorded a cumulative effect adjustment on January 1, 2018 of $18,641 associated with the capitalization of contract costs upon the adoption of ASC 606 (See Note 1). The Company deferred expenses related to contract costs of $8,122 during 2018. Amortization expense related to deferred contract costs were $2,756 during 2018 and is included in Compensation, benefits and other personnel on the accompanying Consolidated Statements of Operations. There was no impairment loss in relation to deferred contract costs during 2018.

Note 17 – Quarterly Financial Data (Unaudited)

	For the Three Months Ended
2018	March 31	June 30	September 30	December 31
Revenues	$405,598	$404,830	$408,682	$405,057
Income before income taxes	$158,758	$154,254	$157,595	$143,599
Net income	$139,838	$121,677	$128,319	$116,034
Basic earnings per share	$0.89	$0.77	$0.82	$0.75
Diluted earnings per share	$0.86	$0.75	$0.80	$0.73

Effective income tax rate	11.9%	21.1%	18.6%	19.2%

	For the Three Months Ended
2017	March 31	June 30	September 30	December 31(1)
Revenues	$359,984	$372,331	$386,018	$408,219
Income before income taxes	$128,660	$135,158	$140,769	$152,452
Net income	$88,737	$91,769	$101,739	$122,144
Basic earnings per share	$0.56	$0.58	$0.64	$0.78
Diluted earnings per share (2)	$0.55	$0.57	$0.63	$0.75

Effective income tax rate	31.0%	32.1%	27.7%	19.9%
(1) During the fourth quarter 2017, the Company recognized an estimated net tax benefit of $12,410, or $0.08 diluted earnings per share, resulting from the impacts of the enactment of the Tax Act in December 2017 (See Note 11).
(2) The sum of the individual quarterly earnings per share amounts may not agree with the annual earnings per share amount as each quarterly computation is based on the weighted average number of shares outstanding during that period.

Schedule II - Valuation and Qualifying Accounts and Reserves	SEI Investments Company
(In thousands)	and Subsidiaries

Year Ended December 31,		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	(Deductions)	Balance at End of Year
Allowance for doubtful accounts:
2018	$695	$23	$—	$—	$718
2017	523	172	—	—	695
2016	649	—	—	(126)	523
Deferred income tax valuation allowance:
2018	$68,469	$—	$3,847	$—	$72,316
2017 (1)	17,922	—	50,547	—	68,469
2016	14,548	—	3,374	—	17,922
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2018.
The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standard related to revenue recognition on our consolidated financial statements to facilitate the adoption of this standard on January 1, 2018 as well as the ongoing accounting under the new standard. There were no significant changes to our internal control over financial reporting during 2018 as a result of the ongoing accounting under the new accounting standard.
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
ALFRED P. WEST, JR., 76, has been the Chairman of the Board of Directors and Chief Executive Officer of the Company since its inception in 1968. Mr. West was President from June 1979 to August 1990.
KEVIN P. BARR, 53, has been an employee of the Company since May 2000. Mr. Barr has been an Executive Vice President since May 2008.
ROBERT F. CRUDUP, 71, has been an employee of the Company since 1987. Mr. Crudup was an Executive Vice President from January 2001 until November 2018.
KATHY C. HEILIG, 60, has been an employee of the Company since November 1987. Ms. Heilig has been Chief Accounting Officer and Controller since May 1999. Ms. Heilig was Treasurer from May 1997 to May 2005.
RYAN P. HICKE, 41, has been an employee of the Company since May 1998. Mr. Hicke has been an Executive Vice President and Chief Information Officer since November 2018 and was a Senior Vice President from 2015 until November 2018.
N. JEFFREY KLAUDER, 66, was Executive Vice President and General Counsel of the Company from August 2004 until May 2018.
PAUL F. KLAUDER, 51, has been an employee of the Company since May 1993. Mr. Klauder has been an Executive Vice President since February 2016 and was a Senior Vice President from May 2004 until February 2016.
DENNIS J. MCGONIGLE, 58, has been an employee of the Company since August 1985. Mr. McGonigle has been the Chief Financial Officer since December 2002 and an Executive Vice President since July 1996 and was a Senior Vice President from May 1995 until July 1996.
STEPHEN G. MEYER, 54, has been an employee of the Company since November 1992. Mr. Meyer has been an Executive Vice President since December 2006 and was a Senior Vice President from December 2005 until December 2006.
MICHAEL N. PETERSON, 52, has been Executive Vice President and General Counsel of the Company since May 2018. Prior to February 2018, Mr. Peterson was a partner of Morgan Lewis & Bockius, LLP, a law firm, and from February 2018 until May 2018, Mr. Peterson was a partner of Reed Smith, LLP, a law firm.
JOSEPH P. UJOBAI, 57, was an Executive Vice President from May 2003 until November 2018.
WAYNE M. WITHROW, 63, has been an employee of the Company since January 1990. Mr. Withrow has been an Executive Vice President since March 2000 and was a Senior Vice President from January 1994 until March 2000. Mr. Withrow was Chief Information Officer from March 2000 to May 2002.
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
The following table provides information regarding the aggregate number of securities to be issued under all of our equity compensation plans upon exercise of outstanding options, warrants, and other rights and their weighted-average exercise price as of December 31, 2018. Material features of each of the plans reflected in the table are described below.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted –average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	15,813,180	$41.84	21,774,756
Equity compensation plans not approved by security holders	—	—	—
Total	15,813,180	$41.84	21,774,756
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
As of December 31, 2018, options to acquire 15,813,180 shares were outstanding under the 2014 Plan, out of a total of 46,934,334 shares of common stock reserved for issuance under the 2014 Plan. The 2014 Plan authorizes the issuance of an additional 30,000,000 new shares of common stock. This is in addition to 16,235,712 shares of common stock which were subject to outstanding grants under the 2007 Plan as of the Effective Date and 698,622 shares of common stock which remained available for issuance or transfer under the 2007 Plan but not subject to previously exercised, vested or paid grants as of the Effective Date. A total of 21,774,756 shares of common stock remain available for issuance under the 2014 Plan for future grants.
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

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets — December 31, 2018 and 2017
Consolidated Statements of Operations — For the years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Comprehensive Income — For the years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Changes in Equity — For the years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Cash Flows — For the years ended December 31, 2018, 2017 and 2016
Notes to Consolidated Financial Statements
Schedule II - Valuation and Qualifying Accounts and Reserves — For the years ended December 31, 2018, 2017 and 2016
All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.
3.
Exhibits, Including Those Incorporated by Reference. The exhibits to this Report are listed on the accompanying index to exhibits and are incorporated herein by reference or are filed as part of this Annual Report on Form 10-K.

Item 16. Form 10-K Summary.
None.

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

Note: Exhibits 10.4 through 10.12 constitute the management contracts and executive compensatory plans or arrangements in which certain of the directors and executive officers of the Registrant participate.

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

10.10		2007 Equity Compensation Plan. (Incorporated by reference to exhibit 10.10 to the Registrant’s Current Report on Form 8-K dated April 11, 2007.)
10.11		2014 Omnibus Equity Compensation Plan. (Incorporated by reference to exhibit 10.11 to the Registrant’s Current Report on Form 8-K dated May 21, 2014.)
10.12	*	Employment Agreement, dated May 2, 2018, between Michael N. Peterson and the Registrant.

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

99.8
Financial Statements of LSV Asset Management dated December 31, 2017 and 2016. (Incorporated by reference to exhibit 99.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2017.)

99.9	*	Financial Statements of LSV Asset Management dated December 31, 2018 and 2017.
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith as an exhibit to this Annual Report on Form 10-K.
(P)	Paper exhibit.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEI INVESTMENTS COMPANY

Date:	February 25, 2019	By:	/s/ Dennis J. McGonigle
Dennis J. McGonigle
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on dates indicated.

Date:	February 25, 2019	By:	/s/ Alfred P. West, Jr.
Alfred P. West, Jr.
Chairman of the Board, Chief Executive Officer, and
Director

Date:	February 25, 2019	By:	/s/ Carmen V. Romeo
Carmen V. Romeo
Director

Date:	February 25, 2019	By:	/s/ William M. Doran
William M. Doran
Director

Date:	February 25, 2019	By:	/s/ Kathryn M. McCarthy
Kathryn M. McCarthy
Director

Date:	February 25, 2019	By:	/s/ Sarah W. Blumenstein
Sarah W. Blumenstein
Director

Date:	February 25, 2019	By:	/s/ Carl A. Guarino
Carl A. Guarino
Director