Form 10-Q
period 2019-03-31
SEI INVESTMENTS CO
filed 2019-04-25
CIK 350894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q
________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, as of the close of business on April 18, 2019:

Common Stock, $.01 par value	152,520,183

PART I.        FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements.

SEI Investments Company
Consolidated Balance Sheets
(unaudited)
(In thousands, except par value)

	March 31, 2019	December 31, 2018
Assets
Current Assets:
Cash and cash equivalents	$669,323	$754,525
Restricted cash	3,517	3,514
Receivables from investment products	52,562	49,869
Receivables, net of allowance for doubtful accounts of $633 and $718	333,724	315,336
Securities owned	33,433	30,892
Other current assets	35,049	36,676
Total Current Assets	1,127,608	1,190,812
Property and Equipment, net of accumulated depreciation of $345,129 and $338,206	146,753	145,863
Operating Lease Right-of-Use Assets	45,297	—
Capitalized Software, net of accumulated amortization of $406,871 and $395,171	307,736	309,500
Investments Available for Sale	109,824	111,901
Investments in Affiliated Funds, at fair value	5,339	4,887
Investment in Unconsolidated Affiliate	56,422	52,342
Goodwill	64,489	64,489
Intangible Assets, net of accumulated amortization of $6,011 and $5,090	30,749	31,670
Deferred Contract Costs	24,145	24,007
Deferred Income Taxes	1,877	2,042
Other Assets, net	32,882	34,155
Total Assets	$1,953,121	$1,971,668
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Balance Sheets
(unaudited)
(In thousands, except par value)

	March 31, 2019	December 31, 2018
Liabilities and Equity
Current Liabilities:
Accounts payable	$5,242	$10,920
Accrued liabilities	173,860	279,634
Short-term operating lease liabilities	8,448	—
Deferred revenue	4,979	5,154
Total Current Liabilities	192,529	295,708
Long-term Income Taxes Payable	803	803
Deferred Income Taxes	56,909	57,795
Long-term Operating Lease Liabilities	41,838	—
Other Long-term Liabilities	24,492	24,215
Total Liabilities	316,571	378,521
Commitments and Contingencies
Shareholders' Equity:
Common stock, $.01 par value, 750,000 shares authorized; 152,276 and 153,634 shares issued and outstanding	1,523	1,536
Capital in excess of par value	1,111,366	1,106,641
Retained earnings	552,381	517,970
Accumulated other comprehensive loss, net	(28,720)	(33,000)
Total Shareholders' Equity	1,636,550	1,593,147
Total Liabilities and Shareholders' Equity	$1,953,121	$1,971,668
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Statements of Operations
(unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
Revenues:
Asset management, administration and distribution fees	$313,944	$316,209
Information processing and software servicing fees	86,876	89,389
Total revenues	400,820	405,598
Expenses:
Subadvisory, distribution and other asset management costs	43,805	45,205
Software royalties and other information processing costs	8,128	8,718
Compensation, benefits and other personnel	130,335	124,277
Stock-based compensation	5,038	5,195
Consulting, outsourcing and professional fees	50,206	48,707
Data processing and computer related	20,992	20,591
Facilities, supplies and other costs	18,745	17,613
Amortization	12,679	11,854
Depreciation	7,331	7,122
Total expenses	297,259	289,282
Income from operations	103,561	116,316
Net gain (loss) from investments	1,279	(410)
Interest and dividend income	4,257	2,502
Interest expense	(157)	(257)
Equity in earnings of unconsolidated affiliate	37,317	40,607
Income before income taxes	146,257	158,758
Income taxes	32,276	18,920
Net income	$113,981	$139,838
Basic earnings per common share	$0.74	$0.89
Shares used to compute basic earnings per share	153,310	157,434
Diluted earnings per common share	$0.73	$0.86
Shares used to compute diluted earnings per share	156,541	163,424
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Statements of Comprehensive Income
(unaudited)
(In thousands)

	Three Months Ended March 31,
	2019		2018
Net income		$113,981		$139,838
Other comprehensive gain, net of tax:
Foreign currency translation adjustments		3,397		3,377
Unrealized gain (loss) on investments:
Unrealized gains (losses) during the period, net of income taxes of $(240) and $424	797		(1,357)
Less: reclassification adjustment for losses (gains) realized in net income, net of income taxes of $(24) and $(15)	86	883	(273)	(1,630)
Total other comprehensive gain, net of tax		4,280		1,747
Comprehensive income		$118,261		$141,585
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Statements of Changes in Equity
(unaudited)
(In thousands)

	Shares of Common Stock	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	For the Three Months Ended March 31, 2019
Balance, January 1, 2019	153,634	$1,536	$1,106,641	$517,970	$(33,000)	$1,593,147
Net income	—	—	—	113,981	—	113,981
Other comprehensive gain	—	—	—	—	4,280	4,280
Purchase and retirement of common stock	(1,725)	(17)	(9,202)	(79,570)	—	(88,789)
Issuance of common stock under employee stock purchase plan	32	—	1,322	—	—	1,322
Issuance of common stock upon exercise of stock options	335	4	7,567	—	—	7,571
Stock-based compensation	—	—	5,038	—	—	5,038
Balance, March 31, 2019	152,276	$1,523	$1,111,366	$552,381	$(28,720)	$1,636,550

	Shares of Common Stock	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	For the Three Months Ended March 31, 2018
Balance, January 1, 2018	157,069	$1,571	$1,027,709	$467,467	$(19,908)	$1,476,839
Cumulative effect upon adoption of ASC 606	—	—	—	14,402	—	14,402
Net income	—	—	—	139,838	—	139,838
Other comprehensive gain	—	—	—	—	1,747	1,747
Purchase and retirement of common stock	(1,122)	(11)	(5,461)	(76,784)	—	(82,256)
Issuance of common stock under employee stock purchase plan	16	—	1,005	—	—	1,005
Issuance of common stock upon exercise of stock options	2,027	20	56,864	—	—	56,884
Stock-based compensation	—	—	5,195	—	—	5,195
Balance, March 31, 2018	157,990	$1,580	$1,085,312	$544,923	$(18,161)	$1,613,654
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Condensed Statements of Cash Flows
(unaudited)
(In thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$113,981	$139,838
Adjustments to reconcile net income to net cash provided by operating activities (See Note 1)	(54,082)	(35,664)
Net cash provided by operating activities	59,899	104,174
Cash flows from investing activities:
Additions to property and equipment	(7,317)	(5,611)
Additions to capitalized software	(9,937)	(12,887)
Purchases of marketable securities	(43,672)	(15,466)
Prepayments and maturities of marketable securities	45,200	18,588
Net cash used in investing activities	(15,726)	(15,376)
Cash flows from financing activities:
Repayments under revolving credit facility	—	(10,000)
Purchase and retirement of common stock	(90,777)	(87,995)
Proceeds from issuance of common stock	8,893	57,889
Payment of dividends	(50,760)	(47,179)
Net cash used in financing activities	(132,644)	(87,285)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,272	2,541
Net (decrease) increase in cash, cash equivalents and restricted cash	(85,199)	4,054
Cash, cash equivalents and restricted cash, beginning of period	758,039	747,752
Cash, cash equivalents and restricted cash, end of period	$672,840	$751,806

Non-cash operating activities:
Operating lease right-of-use assets and lease liabilities recorded upon adoption of ASC 842	$44,169	$—
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
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain financial information and accompanying note disclosure normally included in the Company’s Annual Report on Form 10-K have been condensed or omitted. The interim financial information is unaudited but reflects all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position of the Company as of March 31, 2019, the results of operations for the three months ended March 31, 2019 and 2018, and cash flows for the three-month periods ended March 31, 2019 and 2018. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
The Company adopted the requirements of the Accounting Standards Update (ASU) No. 2016-2 Leases (Topic 842) (Accounting Standards Codifications (ASC) 842 (ASC 842)) using the modified retrospective method during the three months ended March 31, 2019. As a result of the adoption of ASC 842, the Company recorded additional lease assets and net lease liabilities of $44,169 as of January 1, 2019. Upon implementation, the Company elected the package of practical expedients permitted under the transition guidance within the new standard which allowed the Company to carryforward the historical lease identification, classification and initial direct cost. ASC 842 did not materially impact the Company’s consolidated net income or consolidated cash flows (see following caption "Leases"). With the exception of the adoption of ASC 842, there have been no significant changes in significant accounting policies during the three months ended March 31, 2019 as compared to the significant accounting policies described in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
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
The Company is a party to expense limitation agreements with certain SEI-sponsored money market funds subject to Rule 2a-7 of the Investment Company Act of 1940 which establish a maximum level of ordinary operating expenses incurred by the fund in any fiscal year including, but not limited to, fees of the administrator or its affiliates. Under the terms of these agreements, the Company waived $7,905 and $6,654 in fees during the three months ended March 31, 2019 and 2018, respectively.
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
Cash and Cash Equivalents
Cash and cash equivalents includes $269,591 and $315,840 at March 31, 2019 and December 31, 2018, respectively, primarily invested in SEI-sponsored open-ended money market mutual funds. The SEI-sponsored mutual funds are Level 1 assets.
Restricted Cash
Restricted cash includes $3,000 at March 31, 2019 and December 31, 2018 segregated for regulatory purposes related to trade-execution services conducted by SEI Investments (Europe) Limited. Restricted cash also includes $517 and $514 at March 31, 2019 and December 31, 2018, respectively, segregated in special reserve accounts for the benefit of customers of the Company’s broker-dealer subsidiary, SEI Investments Distribution Co. (SIDCO), in accordance with certain rules established by the Securities and Exchange Commission (SEC) for broker-dealers.
Capitalized Software
The Company capitalized $9,937 and $12,887 of software development costs during the three months ended March 31, 2019 and 2018, respectively. The Company's software development costs primarily relate to the continued development of the SEI Wealth PlatformSM (SWP). The Company capitalized $9,739 and $12,042 of software development costs for significant enhancements to SWP during the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, the net book value of SWP was $288,006. The net book value includes $45,180 of capitalized software development costs in-progress associated with future releases. SWP has a weighted average remaining life of 8.5 years. Amortization expense for SWP was $10,399 and $9,719 during the three months ended March 31, 2019 and 2018, respectively.
Earnings per Share
The calculations of basic and diluted earnings per share for the three months ended March 31, 2019 and 2018 are:

	Three Months Ended March 31,
	2019	2018
Net income	$113,981	$139,838
Shares used to compute basic earnings per common share	153,310,000	157,434,000
Dilutive effect of stock options	3,231,000	5,990,000
Shares used to compute diluted earnings per common share	156,541,000	163,424,000
Basic earnings per common share	$0.74	$0.89
Diluted earnings per common share	$0.73	$0.86

During the three months ended March 31, 2019 and 2018, employee stock options to purchase 6,323,000 and 6,054,000 shares of common stock with an average exercise price of $54.81 and $52.73, respectively, were outstanding but not included in the computation of diluted earnings per common share. These options for the three month periods were not included in the computation of diluted earnings per common share because either the performance conditions have not been satisfied or would not have been satisfied if the reporting date was the end of the contingency period or the options' exercise price was greater than the average market price of the Company’s common stock and the effect on diluted earnings per common share would have been anti-dilutive.
Leases
The Company determines if an arrangement is a lease at the inception of the contract. The Company's operating leases are included in Operating lease right-of-use (ROU) assets, Short-term operating lease liabilities, and Long-term operating lease liabilities on the accompanying Consolidated Balance Sheet.
The operating lease ROU assets and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit interest rate, the Company utilizes an estimated incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. In determining the discount rate used in the present value calculation, the Company has elected to apply the portfolio approach for leases of equipment provided the leases commenced at or around the same time. This election allows the Company to account for leases at a portfolio level provided that the resulting accounting at this level would not differ materially from the accounting at the individual lease level. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.
The Company has elected to account for lease and non-lease components separately. Operating lease ROU assets include all contractual lease payments and initial direct costs incurred less any lease incentives. Facility leases generally only contain lease expense and non-component items such as taxes and pass through charges. Only the lease components are included in the ROU assets and lease liabilities. Additionally, the Company has elected not to apply the recognition requirements of ASC 842 to leases which have a lease term of less than one year at the commencement date.
The majority of the Company's leases for corporate facilities and equipment contain terms for renewal and extension of the lease agreement. The exercise of lease renewal options is generally at the Company’s sole discretion. The Company includes the lease extensions when it is reasonably certain the Company will exercise the extension. The Company’s lease agreements do not contain any material variable lease payments, material residual value guarantees or any material restrictive covenants. The Company does not currently have any finance leases.
See Note 15 for information on related disclosures regarding leases.
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
The following table provides the details of the adjustments to reconcile net income to net cash provided by operating activities for the three months ended March 31:

	2019	2018
Net income	$113,981	$139,838
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,331	7,122
Amortization	12,679	11,854
Equity in earnings of unconsolidated affiliate	(37,317)	(40,607)
Distributions received from unconsolidated affiliate	33,237	45,617
Stock-based compensation	5,038	5,195
Provision for losses on receivables	(85)	93
Deferred income tax expense	(984)	2,083
Net (gain) loss from investments	(1,279)	410
Change in other long-term liabilities	277	579
Change in other assets	1,334	290
Contract costs capitalized, net of amortization	(138)	(1,234)
Other	(63)	450
Change in current assets and liabilities
(Increase) decrease in
Receivables from investment products	(2,693)	1,757
Receivables	(18,304)	(25,657)
Other current assets	574	(3,564)
(Decrease) increase in
Accounts payable	(5,678)	3,195
Accrued liabilities	(47,836)	(43,522)
Deferred revenue	(175)	275
Total adjustments	(54,082)	(35,664)
Net cash provided by operating activities	$59,899	$104,174

Note 2.	Investment in Unconsolidated Affiliate
LSV Asset Management
The Company has an investment in LSV Asset Management (LSV), a registered investment advisor that provides investment advisory services primarily to institutions, including pension plans and investment companies. LSV is currently an investment sub-advisor for a limited number of SEI-sponsored investment products. The Company's partnership interest in LSV as of March 31, 2019 was 38.9 percent. The Company accounts for its interest in LSV using the equity method because of its less than 50 percent ownership. The Company’s interest in the net assets of LSV is reflected in Investment in unconsolidated affiliate on the accompanying Consolidated Balance Sheets and its interest in the earnings of LSV is reflected in Equity in earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Operations.
At March 31, 2019, the Company’s total investment in LSV was $56,422. The Company receives partnership distributions from LSV on a quarterly basis. The Company received partnership distributions from LSV of $33,237 and $45,617 in the three months ended March 31, 2019 and 2018, respectively. As such, the Company considers these distribution payments as returns on investment rather than returns of the Company's original investment in LSV and has therefore classified the associated cash inflows as an operating activity on the Consolidated Statements of Cash Flows.
The Company’s proportionate share in the earnings of LSV was $37,317 and $40,607 during the three months ended March 31, 2019 and 2018, respectively.
These tables contain condensed financial information of LSV:

Condensed Statement of Operations	Three Months Ended March 31,
	2019	2018
Revenues	$120,915	$131,718
Net income	95,948	104,406

Condensed Balance Sheets	March 31, 2019	December 31, 2018
Current assets	$148,489	$138,083
Non-current assets	5,047	1,165
Total assets	$153,536	$139,248

Current liabilities	$47,557	$47,874
Non-current liabilities	5,019	—
Partners’ capital	100,960	91,374
Total liabilities and partners’ capital	$153,536	$139,248

Note 3.	Composition of Certain Financial Statement Captions
Receivables
Receivables on the accompanying Consolidated Balance Sheets consist of:

	March 31, 2019	December 31, 2018
Trade receivables	$83,594	$76,362
Fees earned, not billed	237,478	226,001
Other receivables	13,285	13,691
	334,357	316,054
Less: Allowance for doubtful accounts	(633)	(718)
	$333,724	$315,336

Fees earned, not billed represents receivables from contracts with customers earned but unbilled and results from timing differences between services provided and contractual billing schedules. These billing schedules generally provide for fees to be billed on a quarterly basis. In addition, certain fees earned from investment operations services are calculated based on assets under administration that have an extended valuation process. Billings to these clients occur once the asset valuation processes are completed.
Receivables from investment products on the accompanying Consolidated Balance Sheets primarily represent fees receivable for distribution, investment advisory, and administration services to various regulated investment companies and other investment products sponsored by SEI.

Property and Equipment
Property and Equipment on the accompanying Consolidated Balance Sheets consists of:

	March 31, 2019	December 31, 2018
Buildings	$160,830	$160,796
Equipment	128,154	126,954
Land	10,772	10,772
Purchased software	139,794	139,245
Furniture and fixtures	18,312	18,103
Leasehold improvements	20,136	18,959
Construction in progress	13,884	9,240
	491,882	484,069
Less: Accumulated depreciation	(345,129)	(338,206)
Property and Equipment, net	$146,753	$145,863

The Company recognized $7,331 and $7,122 in depreciation expense related to property and equipment for the three months ended March 31, 2019 and 2018, respectively.
Deferred Contract Costs
Deferred contract costs, which primarily consist of deferred sales commissions, were $24,145 and $24,007 as of March 31, 2019 and December 31, 2018, respectively. The Company deferred expenses related to contract costs of $1,126 and $1,816 during the three months ended March 31, 2019 and 2018, respectively. Amortization expense related to deferred contract costs were $988 and $582 during the three months ended March 31, 2019 and 2018, respectively. There was no impairment loss in relation to deferred contract costs during the three months ended March 31, 2019.
Accrued Liabilities
Accrued liabilities on the accompanying Consolidated Balance Sheets consist of:

	March 31, 2019	December 31, 2018
Accrued employee compensation	$31,825	$97,603
Accrued consulting, outsourcing and professional fees	33,031	31,000
Accrued sub-advisory, distribution and other asset management fees	42,616	42,583
Accrued dividend payable	—	50,761
Accrued income taxes	28,464	6,559
Other accrued liabilities	37,924	51,128
Total accrued liabilities	$173,860	$279,634

Note 4.    Fair Value Measurements
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
The pricing policies and procedures applied for our Level 1 and Level 2 financial assets during the three months ended March 31, 2019 were consistent with those as described in our Annual Report on Form 10-K at December 31, 2018. The Company had no Level 3 financial assets at March 31, 2019 or December 31, 2018 that were required to be measured at fair value on a recurring basis. The Company's Level 3 financial liabilities at March 31, 2019 and December 31, 2018 consist entirely of the estimated contingent consideration of $12,120 resulting from an acquisition (See Note 12). The fair value of the contingent consideration was determined using a Monte-Carlo simulation model. Key assumptions for the Monte-Carlo simulation model include expected revenues, expected volatility, risk-free rate and correlation coefficient. There were no transfers of financial assets between levels within the fair value hierarchy during the three months ended March 31, 2019.
The fair value of certain financial assets of the Company was determined using the following inputs:

		Fair Value Measurements at the End of the Reporting Period Using
Assets	March 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity available-for-sale securities	$11,111	$11,111	$—
Fixed-income available-for-sale securities	98,713	—	98,713
Fixed-income securities owned	33,433	—	33,433
Investment funds sponsored by LSV (1)	5,339
	$148,596	$11,111	$132,146

		Fair Value Measurements at the End of the Reporting Period Using
Assets	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity available-for-sale securities	$10,218	$10,218	$—
Fixed-income available-for-sale securities	101,683	—	101,683
Fixed-income securities owned	30,892	—	30,892
Investment funds sponsored by LSV (1)	4,887
	$147,680	$10,218	$132,575

(1) The fair value amounts presented in the tables above are intended to permit reconciliation of the fair value hierarchy to the amounts presented on the accompanying Consolidated Balance Sheets (See Note 5).

Note 5.    Marketable Securities
Investments Available for Sale
Investments available for sale classified as non-current assets consist of:

	At March 31, 2019
	Cost Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
SEI-sponsored mutual funds	$7,429	$77	$(384)	$7,122
Equities and other mutual funds	3,475	514	—	3,989
Debt securities	99,401	—	(688)	98,713
	$110,305	$591	$(1,072)	$109,824

	At December 31, 2018
	Cost Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
SEI-sponsored mutual funds	$7,446	$—	$(788)	$6,658
Equities and other mutual funds	3,434	126	—	3,560
Debt securities	103,518	—	(1,835)	101,683
	$114,398	$126	$(2,623)	$111,901

Net unrealized losses at March 31, 2019 and December 31, 2018 of the Company's available-for-sale debt securities were $530 (net of income tax benefit of $158) and $1,413 (net of income tax benefit of $422), respectively. These net unrealized losses are reported as a separate component of Accumulated other comprehensive loss on the accompanying Consolidated Balance Sheets.
There were gross realized gains of $458 and gross realized losses of $182 during the three months ended March 31, 2018. Gross realized gains and losses from available-for-sale securities during the three months ended March 31, 2019 were immaterial. Gains and losses from available-for-sale securities, including amounts reclassified from accumulated comprehensive loss, are reflected in Net gain (loss) from investments on the accompanying Consolidated Statements of Operations.
Investments in Affiliated Funds
The Company has an investment in funds sponsored by LSV. The Company records this investment on the accompanying Consolidated Balance Sheets at fair value. Unrealized gains and losses from the change in fair value of these funds are recognized in Net (loss) gain from investments on the accompanying Consolidated Statements of Operations.
The investment primarily consists of U.S. dollar denominated funds that invest primarily in securities of Canadian, Australian and Japanese companies as well as various other global securities. The underlying securities held by the funds are translated into U.S. dollars within the funds. The funds had a fair value of $5,339 and $4,887 at March 31, 2019 and December 31, 2018, respectively. The Company recognized gains of $452 and losses of $500 during the three months ended March 31, 2019 and 2018, respectively, from the change in fair value of the funds.
Securities Owned
The Company’s broker-dealer subsidiary, SIDCO, has investments in U.S. government agency securities with maturity dates less than one year. These investments are reflected as Securities owned on the accompanying Consolidated Balance Sheets. Due to specialized accounting practices applicable to investments by broker-dealers, the securities are reported at fair value and changes in fair value are recorded in current period earnings. The securities had a fair value of $33,433 and $30,892 at March 31, 2019 and December 31, 2018, respectively. There were no material net gains or losses related to the securities during the three months ended March 31, 2019 and 2018.

Note 6.    Line of Credit
The Company has a five-year $300,000 Credit Agreement (the Credit Facility) with Wells Fargo Bank, National Association, and a syndicate of other lenders. The Credit Facility is scheduled to expire in June 2021, at which time any aggregate principal amount of loans outstanding becomes payable in full. Any borrowings made under the Credit Facility will accrue interest at rates that, at the Company's option, are based on a base rate (the Base Rate) plus a premium that can range from 0.25 percent to 1.00 percent or the London InterBank Offered Rate (LIBOR) plus a premium that can range from 1.25 percent to 2.00 percent depending on the Company’s Leverage Ratio (a ratio of consolidated indebtedness to consolidated EBITDA for the four preceding fiscal quarters, all as defined in the related agreement). The Base Rate is defined as the highest of a) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 0.50 percent, b) the prime commercial lending rate of Wells Fargo, c) the applicable LIBOR plus 1.00 percent, or d) 0 percent. The Company also pays quarterly commitment fees based on the unused portion of the Credit Facility. The quarterly fees for the Credit Facility can range from 0.15 percent of the amount of the unused portion to 0.30 percent, depending on the Company’s Leverage Ratio. Certain wholly-owned subsidiaries of the Company have guaranteed the obligations of the Company under the agreement. The aggregate amount of the Credit Facility may be increased by an additional $100,000 under certain conditions set forth in the agreement. The Company may issue up to $15,000 in letters of credit under the terms of the Credit Facility. The Company pays a periodic commission fee of 1.25 percent plus a fronting fee of 0.175 percent of the aggregate face amount of the outstanding letters of credit issued under the Credit Facility.

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
As of March 31, 2019, the Company had outstanding letters of credit of $13,813 under the Credit Facility. These letters of credit were issued primarily for the expansion of the Company's headquarters and are scheduled to expire during the remainder of 2019. The amount of the Credit Facility that is available for general corporate purposes as of March 31, 2019 was $286,187.
The Company was in compliance with all covenants of the Credit Facility during the three months ended March 31, 2019.

Note 7.    Shareholders’ Equity
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
The Company recognized stock-based compensation expense in its Consolidated Financial Statements in the three months ended March 31, 2019 and 2018, respectively, as follows:

	Three Months Ended March 31,
	2019	2018
Stock-based compensation expense	$5,038	$5,195
Less: Deferred tax benefit	(946)	(1,103)
Stock-based compensation expense, net of tax	$4,092	$4,092
As of March 31, 2019, there was approximately $62,232 of unrecognized compensation cost remaining related to unvested employee stock options that management expects will vest and is being amortized.
The Company issues new common shares associated with the exercise of stock options. The total intrinsic value of options exercised during the three months ended March 31, 2019 was $9,601. The total options exercisable as of March 31, 2019 had an intrinsic value of $170,509. The total intrinsic value for options exercisable is calculated as the difference between the market value of the Company’s common stock as of March 31, 2019 and the weighted average exercise price of the options. The market value of the Company’s common stock as of March 31, 2019 was $52.25 as reported by the Nasdaq Stock Market, LLC. The weighted average exercise price of the options exercisable as of March 31, 2019 was $33.36. Total options that were outstanding as of March 31, 2019 were 15,347,000. Total options that were exercisable as of March 31, 2019 were 9,024,000.
Common Stock Buyback
The Company’s Board of Directors, under multiple authorizations, has authorized the repurchase of the Company’s common stock on the open market or through private transactions. The Company purchased 1,725,000 shares at a total cost of $88,791 during the three months ended March 31, 2019, which reduced the total shares outstanding of common stock. The cost of stock purchases during the period includes the cost of certain transactions that settled in the following quarter. As of March 31, 2019, the Company had approximately $127,088 of authorization remaining for the purchase of common stock under the program.

The Company immediately retires its common stock when purchased. Upon retirement, the Company reduces Capital in excess of par value for the average capital per share outstanding and the remainder is charged against Retained earnings. If the Company reduces its Retained earnings to zero, any subsequent purchases of common stock will be charged entirely to Capital in excess of par value.

Note 8.    Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss, net of tax, are as follows:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Investments	Accumulated Other Comprehensive Loss
Balance, January 1, 2019	$(31,587)	$(1,413)	$(33,000)

Other comprehensive gain before reclassifications	3,397	797	4,194
Amounts reclassified from accumulated other comprehensive loss	—	86	86
Net current-period other comprehensive gain	3,397	883	4,280

Balance, March 31, 2019	$(28,190)	$(530)	$(28,720)

Note 9.    Business Segment Information
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
The information in the following tables is derived from the Company’s internal financial reporting used for corporate management purposes. There are no inter-segment revenues for the three months ended March 31, 2019 and 2018. Management evaluates Company assets on a consolidated basis during interim periods. The accounting policies of the reportable business segments are the same as those described in Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
The following tables highlight certain financial information about each of the Company’s business segments for the three months ended March 31, 2019 and 2018.

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Three Months Ended March 31, 2019
Revenues	$118,259	$94,761	$80,113	$104,649	$3,038	$400,820
Expenses	110,962	52,502	38,754	69,066	5,940	277,224
Operating profit (loss)	$7,297	$42,259	$41,359	$35,583	$(2,902)	$123,596

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Three Months Ended March 31, 2018
Revenues	$122,164	$99,192	$85,491	$96,855	$1,896	$405,598
Expenses	112,202	52,453	41,249	63,338	5,098	274,340
Operating profit (loss)	$9,962	$46,739	$44,242	$33,517	$(3,202)	$131,258

A reconciliation of the total operating profit reported for the business segments to income from operations in the Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018 is as follows:

	2019	2018
Total operating profit from segments	$123,596	$131,258
Corporate overhead expenses	(20,035)	(14,942)
Income from operations	$103,561	$116,316

The following tables provide additional information for the three months ended March 31, 2019 and 2018 pertaining to our business segments:

	Capital Expenditures (1)		Depreciation
	2019	2018	2019	2018
Private Banks	$8,461	$10,239	$3,549	$3,319
Investment Advisors	3,947	4,260	1,179	1,105
Institutional Investors	871	967	405	448
Investment Managers	3,349	2,520	1,771	1,809
Investments in New Businesses	241	204	91	150
Total from business segments	$16,869	$18,190	$6,995	$6,831
Corporate overhead	385	308	336	291
	$17,254	$18,498	$7,331	$7,122
(1) Capital expenditures include additions to property and equipment and capitalized software.

	Amortization
	2019	2018
Private Banks	$7,141	$6,627
Investment Advisors	2,523	2,357
Institutional Investors	433	427
Investment Managers	2,339	2,345
Investments in New Businesses	185	40
Total from business segments	$12,621	$11,796
Corporate overhead	58	58
	$12,679	$11,854

Note 10.    Income Taxes
The gross liability for unrecognized tax benefits at March 31, 2019 and December 31, 2018 was $14,851 and $14,367, respectively, exclusive of interest and penalties, of which $14,369 and $13,774 would affect the effective tax rate if the Company were to recognize the tax benefit.
The Company classifies interest and penalties on unrecognized tax benefits as income tax expense. As of March 31, 2019 and December 31, 2018, the combined amount of accrued interest and penalties related to tax positions taken on tax returns was $1,453 and $1,289, respectively.

	March 31, 2019	December 31, 2018
Gross liability for unrecognized tax benefits, exclusive of interest and penalties	$14,851	$14,367
Interest and penalties on unrecognized benefits	1,453	1,289
Total gross uncertain tax positions	$16,304	$15,656
Amount included in Current liabilities	$2,964	$3,131
Amount included in Other long-term liabilities	13,340	12,525
	$16,304	$15,656

The Company's effective income tax rate for the three months ended March 31, 2019 and 2018 differs from the federal income tax statutory rate due to the following:

	Three Months Ended March 31,
	2019	2018
Statutory rate	21.0%	21.0%
State taxes, net of federal tax benefit	2.6	2.2
Foreign tax expense and tax rate differential	(0.1)	(0.2)
Tax benefit from stock option exercises	(1.1)	(10.8)
Other, net	(0.3)	(0.3)
	22.1%	11.9%

The increase in the Company's effective tax rate for the three months ended March 31, 2019 was primarily due to reduced tax benefits related to the lower volume of stock option exercises as compared to the three months ended March 31, 2018.
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
The Company estimates it will recognize $2,964 of gross unrecognized tax benefits. This amount is expected to be paid within one year or to be removed at the expiration of the statute of limitations and resolution of income tax audits and is netted against the current payable account. These unrecognized tax benefits are related to tax positions taken on certain federal, state, and foreign tax returns. However, the timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. While it is reasonably possible that some issues under examination could be resolved in the next twelve months, based upon the current facts and circumstances, the Company cannot reasonably estimate the timing of such resolution or the total range of potential changes as it relates to the current unrecognized tax benefits that are recorded as part of the Company’s financial statements.

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

Note 12.    Business Acquisition
On April 2, 2018, the Company acquired all ownership interests of Huntington Steele, LLC (Huntington Steele), a registered investment advisor based in Seattle, Washington servicing the ultra-high-net-worth market. The total purchase price for Huntington Steele was $17,914, which includes $5,794 in cash consideration, net of $125 in cash acquired, and a contingent purchase price of $12,120. The contingent purchase price consists of amounts payable to the sellers upon the attainment of specified financial measures determined at various intervals occurring between 2019 and 2023. The current portion of the contingent purchase price of $968 is included in Accrued liabilities on the accompanying Balance Sheets. The long-term portion of the contingent consideration of $11,152 is included in Other long-term liabilities on the accompanying Balance Sheets.

Note 13.    Goodwill and Intangible Assets
On April 2, 2018, the Company acquired all ownership interests of Huntington Steele (See Note 12). The total purchase price was allocated to Huntington Steele’s net tangible and intangible assets based upon their estimated fair values at the date of purchase. The excess purchase price over the value of the identifiable intangible assets was recorded as goodwill. The total amount of goodwill from this transaction amounted to $11,499 and is included on the accompanying Consolidated Balance Sheets.
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
There were no changes to the Company's goodwill during the three months ended March 31, 2019.
The Company recognized $921 and $776 of amortization expense related to the intangible assets acquired through the acquisitions of Huntington Steele and Archway during the three months ended March 31, 2019 and 2018, respectively.

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
Disaggregation of Revenue
The following tables provide additional information pertaining to our revenues disaggregated by major product line and primary geographic market based on the location of the use of the products or services for each of the Company’s business segments for the three months ended March 31, 2019 and 2018:

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
Major Product Lines:	For the Three Months Ended March 31, 2019
Investment management fees from pooled investment products	$32,973	$66,623	$13,661	$205	$309	$113,771
Investment management fees from investment management agreements	702	23,838	66,171	—	2,698	93,409
Investment operations fees	376	—	—	94,867	—	95,243
Investment processing fees - PaaS	43,911	—	—	—	—	43,911
Investment processing fees - SaaS	34,708	—	—	2,549	—	37,257
Professional services fees	3,777	—	—	1,417	—	5,194
Account fees and other	1,812	4,300	281	5,611	31	12,035
Total revenues	$118,259	$94,761	$80,113	$104,649	$3,038	$400,820

Primary Geographic Markets:
United States	$77,454	$94,761	$62,325	$98,058	$3,038	$335,636
United Kingdom	25,350	—	13,466	—	—	38,816
Canada	10,660	—	1,727	—	—	12,387
Ireland	4,795	—	2,311	6,591	—	13,697
Other	—	—	284	—	—	284
Total revenues	$118,259	$94,761	$80,113	$104,649	$3,038	$400,820

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
Major Product Lines:	For the Three Months Ended March 31, 2018
Investment management fees from pooled investment products	$35,190	$72,418	$15,858	$—	$225	$123,691
Investment management fees from investment management agreements	198	22,764	69,276	83	1,634	93,955
Investment operations fees	382	—	—	87,455	—	87,837
Investment processing fees - PaaS	44,585	—	—	483	—	45,068
Investment processing fees - SaaS	34,602	—	—	2,365	—	36,967
Professional services fees	5,419	—	—	1,887	—	7,306
Account fees and other	1,788	4,010	357	4,582	37	10,774
Total revenues	$122,164	$99,192	$85,491	$96,855	$1,896	$405,598

Primary Geographic Markets:
United States	$78,133	$99,192	$64,768	$91,759	$1,896	$335,748
United Kingdom	27,525	—	14,787	—	—	42,312
Canada	11,601	—	2,671	—	—	14,272
Ireland	4,905	—	2,427	5,096	—	12,428
Other	—	—	838	—	—	838
Total revenues	$122,164	$99,192	$85,491	$96,855	$1,896	$405,598

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
The Company does not disclose the value of unsatisfied performance obligations as the majority of its contracts relate to: 1) contracts with an original term of one year or less; 2) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for services performed; and 3) contracts that are based on the value of assets under management or administration.

Note 15.    Leases
The Company has operating leases for corporate facilities and equipment. The Company's expense related to leases during the three months ended March 31, 2019 was $2,568 and is included in Facilities, supplies and other costs on the accompanying Consolidated Statement of Operations.
The Company's future minimum lease payments under non-cancelable leases as of March 31, 2019 are as follows:

2019 (excluding the three months ended March 31, 2019)	$6,709
2020	8,610
2021	7,570
2022	7,277
2023	7,277
Thereafter	17,404
Total future minimum lease payments	54,847
Less: Imputed interest	(4,561)
Total	$50,286

The following table provides supplemental Consolidated Balance Sheet information related to the Company's leases:

March 31, 2019
Short-term operating lease liabilities	$8,448
Long-term operating lease liabilities	41,838
Total operating lease liabilities	$50,286

Weighted average remaining lease term	7.0 years

Weighted average discount rate	2.63%

The following table provides supplemental cash flow information related to the Company's leases:

For the Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities	$2,716

Right-of-use assets obtained in exchange for lease obligations	2,810

As of March 31, 2019, the Company has additional operating lease exposure that have not yet commenced of $1,271. These operating leases will have a commencement date occurring in the remainder of 2019 and have a lease term of five years.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(In thousands, except asset balances and per share data)
This discussion reviews and analyzes the consolidated financial condition, the consolidated results of operations and other key factors that may affect future performance. This discussion should be read in conjunction with the Consolidated Financial Statements, the Notes to the Consolidated Financial Statements and the Annual Report on Form 10-K for the year ended December 31, 2018.

Overview
Consolidated Summary
We are a leading global provider of investment processing, investment management and investment operations platforms. We help corporations, financial institutions, financial advisors and ultra-high-net-worth families create and manage wealth by providing comprehensive, innovative, investment and investment-business platforms. Investment processing fees are earned as monthly fees for contracted services, including computer processing services, software licenses and investment operations services, as well as transaction-based fees for providing securities valuation and trade-execution. Investment operations and investment management fees are earned as a percentage of average assets under management, administration or advised assets. As of March 31, 2019, through our subsidiaries and partnerships in which we have a significant interest, we manage, advise or administer $945.0 billion in hedge, private equity, mutual fund and pooled or separately managed assets, including $331.7 billion in assets under management and $608.9 billion in client assets under administration. Our affiliate, LSV Asset Management (LSV), manages $103.2 billion of assets which are included as assets under management.
Our Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018 were:

	Three Months Ended March 31,		Percent Change*
	2019	2018
Revenues	$400,820	$405,598	(1)%
Expenses	297,259	289,282	3%
Income from operations	103,561	116,316	(11)%
Net gain (loss) from investments	1,279	(410)	NM
Interest income, net of interest expense	4,100	2,245	83%
Equity in earnings from unconsolidated affiliate	37,317	40,607	(8)%
Income before income taxes	146,257	158,758	(8)%
Income taxes	32,276	18,920	71%
Net income	113,981	139,838	(18)%
Diluted earnings per common share	$0.73	$0.86	(15)%
* Variances noted "NM" indicate the percent change is not meaningful.
The following items had a significant impact on our financial results for the three months ended March 31, 2019 and 2018:

•
Revenue from Asset management, administration and distribution fees declined due to lower assets under management from the carryover effect of the downturn in capital markets during the fourth quarter 2018; however, increased fees from higher assets under administration resulting from positive cash flows from new and existing clients in our Investment Managers segment partially offset this decline. Our average assets under management, excluding LSV, decreased $10.4 billion, or four percent, to $223.2 billion in the first three months of 2019 as compared to $233.6 billion during the first three months of 2018. Our average assets under administration increased $63.9 billion, or 12 percent, to $594.2 billion in the first three months of 2019 as compared to $530.3 billion during the first three months of 2018.

•
Our proportionate share in the earnings of LSV decreased to $37.3 million in the first three months of 2019 as compared to $40.6 million in the first three months of 2018 primarily due to lower assets under management from LSV's existing clients due to market depreciation and lower performance fees.

•
Our operating expenses, primarily personnel costs, increased. These expenses primarily consist of operational and technology costs and are mainly related to servicing existing clients and acquiring new clients. These operating expenses are included in Compensation, benefits and other personnel costs on the accompanying Consolidated Statements of Operations.

•
The direct costs associated with our investment management programs decreased in our Private Banks, Investment Advisors and Institutional Investors segments primarily from lower assets under management due to the previously described unfavorable market conditions. These costs primarily relate to fees charged by investment advisory firms for day-to-day portfolio management of SEI-sponsored investment products. These costs are included in Sub-advisory, distribution and other asset management costs on the accompanying Consolidated Statements of Operations.

•
We capitalized $9.7 million in the first three months of 2019 for the SEI Wealth Platform as compared to $12.0 million in the first three months of 2018. Amortization expense related to SWP increased to $10.4 million during the first three months of 2019 as compared to $9.7 million during the first three months of 2018 due to continued enhancements.

•
As we continue the development of new elements of SWP, our expenses related to maintenance and support have increased. These costs are primarily recognized in personnel and consulting costs and are not eligible for capitalization. These increased costs primarily impacted the Private Banks and Investment Advisors business segments.

•
Our effective tax rate during the first quarter of 2019 was 22.1 percent as compared to 11.9 percent during the first quarter of 2018. The increase in our effective tax rate was primarily due to reduced tax benefits from a lower volume of stock option exercise activity during the quarter as compared to the prior year period (See the caption "Income Taxes" later in this discussion for more information).

•	We continued our stock repurchase program during 2019 and purchased 1.7 million shares for $88.8 million in the three month period.

Ending Asset Balances
(In millions)

	As of March 31,		Percent Change
	2019	2018
Private Banks:
Equity and fixed-income programs	$22,369	$22,917	(2)%
Collective trust fund programs	4	4	—%
Liquidity funds	3,753	3,537	6%
Total assets under management	$26,126	$26,458	(1)%
Client assets under administration	22,886	22,411	2%
Total assets	$49,012	$48,869	—%
Investment Advisors:
Equity and fixed-income programs	$61,277	$62,176	(1)%
Collective trust fund programs	5	5	—%
Liquidity funds	4,362	2,399	82%
Total assets under management	$65,644	$64,580	2%
Institutional Investors:
Equity and fixed-income programs	$82,578	$85,607	(4)%
Collective trust fund programs	79	72	10%
Liquidity funds	2,529	2,727	(7)%
Total assets under management	$85,186	$88,406	(4)%
Client assets under advisement	3,694	4,185	(12)%
Total assets	$88,880	$92,591	(4)%
Investment Managers:
Equity and fixed-income programs	$—	$97	NM
Collective trust fund programs	49,232	45,062	9%
Liquidity funds	704	732	(4)%
Total assets under management	$49,936	$45,891	9%
Client assets under administration (A)	585,997	507,694	15%
Total assets	$635,933	$553,585	15%
Investments in New Businesses:
Equity and fixed-income programs	$1,466	$1,114	32%
Liquidity funds	218	72	203%
Total assets under management	$1,684	$1,186	42%
Client assets under advisement	729	49	NM
Total assets	$2,413	$1,235	95%
LSV:
Equity and fixed-income programs (B)	$103,163	$108,186	(5)%
Total:
Equity and fixed-income programs (C)	$270,853	$280,097	(3)%
Collective trust fund programs	49,320	45,143	9%
Liquidity funds	11,566	9,467	22%
Total assets under management	$331,739	$334,707	(1)%
Client assets under advisement	4,423	4,234	4%
Client assets under administration (D)	608,883	530,105	15%
Total assets under management, advisement and administration	$945,045	$869,046	9%

(A)	Client assets under administration in the Investment Managers segment include $57.2 billion of assets that are at fee levels below our normal full service assets (as of March 31, 2019).

(B)	Equity and fixed-income programs include assets managed by LSV in which fees are based on performance only. The ending value of these assets as of March 31, 2019 was $2.7 billion.

(C)	Equity and fixed-income programs include $5.5 billion of assets invested in various asset allocation funds at March 31, 2019.

(D)	In addition to the numbers presented, SEI also administers an additional $11.4 billion in Funds of Funds assets (as of March 31, 2019) on which SEI does not earn an administration fee.

Average Asset Balances
(In millions)

	Three Months Ended March 31,		Percent Change
	2019	2018
Private Banks:
Equity and fixed-income programs	$21,831	$23,412	(7)%
Collective trust fund programs	4	4	—%
Liquidity funds	3,706	3,720	—%
Total assets under management	$25,541	$27,136	(6)%
Client assets under administration	22,098	23,398	(6)%
Total assets	$47,639	$50,534	(6)%
Investment Advisors:
Equity and fixed-income programs	$58,732	$62,650	(6)%
Collective trust fund programs	5	5	—%
Liquidity funds	5,298	2,290	131%
Total assets under management	$64,035	$64,945	(1)%
Institutional Investors:
Equity and fixed-income programs	$81,725	$87,207	(6)%
Collective trust fund programs	79	77	3%
Liquidity funds	2,375	2,905	(18)%
Total assets under management	$84,179	$90,189	(7)%
Client assets under advisement	3,494	4,383	(20)%
Total assets	$87,673	$94,572	(7)%
Investment Managers:
Equity and fixed-income programs	$—	$96	NM
Collective trust fund programs	47,322	49,243	(4)%
Liquidity funds	559	834	(33)%
Total assets under management	$47,881	$50,173	(5)%
Client assets under administration (A)	572,065	506,951	13%
Total assets	$619,946	$557,124	11%
Investments in New Businesses:
Equity and fixed-income programs	$1,394	$1,105	26%
Liquidity funds	202	70	189%
Total assets under management	$1,596	$1,175	36%
Client assets under advisement	708	50	NM
Total assets	$2,304	$1,225	88%
LSV:
Equity and fixed-income programs (B)	$104,517	$109,904	(5)%
Total:
Equity and fixed-income programs (C)	$268,199	$284,374	(6)%
Collective trust fund programs	47,410	49,329	(4)%
Liquidity funds	12,140	9,819	24%
Total assets under management	$327,749	$343,522	(5)%
Client assets under advisement	4,202	4,433	(5)%
Client assets under administration (D)	594,163	530,349	12%
Total assets under management, advisement and administration	$926,114	$878,304	5%

(A) Average client assets under administration in the Investment Managers segment for the three months ended March 31, 2019 include $57.0 billion that are at fee levels below our normal full service assets.
(B) Equity and fixed-income programs include assets managed by LSV in which fees are based on performance only. The average value of these assets for the three months ended March 31, 2019 was $2.7 billion.

(C)	Equity and fixed-income programs include $5.3 billion of average assets invested in various asset allocation funds for the three months ended March 31, 2019.

(D)
In addition to the numbers presented, SEI also administers an additional $11.3 billion of average assets in Funds of Funds assets for the three months ended March 31, 2019 on which SEI does not earn an administration fee.

In the preceding tables, assets under management are total assets of our clients or their customers invested in our equity and fixed-income investment programs, collective trust fund programs, and liquidity funds for which we provide asset management services through our subsidiaries and partnerships in which we have a significant interest. Assets under advisement include assets for which we provide advisory services through a subsidiary to the accounts but do not manage the underlying assets. Assets under administration include total assets of our clients or their customers for which we provide administrative services, including client fund balances for which we provide administration and/or distribution services through our subsidiaries and partnerships in which we have a significant interest. The assets presented in the preceding tables do not include assets processed on SWP and are not included in the accompanying Consolidated Balance Sheets because we do not own them.

Business Segments
Revenues, Expenses and Operating Profit (Loss) for our business segments for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 were as follows:

	Three Months Ended March 31,		Percent Change
	2019	2018
Private Banks:
Revenues	$118,259	$122,164	(3)%
Expenses	110,962	112,202	(1)%
Operating Profit	$7,297	$9,962	(27)%
Operating Margin	6%	8%
Investment Advisors:
Revenues	$94,761	$99,192	(4)%
Expenses	52,502	52,453	—%
Operating Profit	$42,259	$46,739	(10)%
Operating Margin	45%	47%
Institutional Investors:
Revenues	$80,113	$85,491	(6)%
Expenses	38,754	41,249	(6)%
Operating Profit	$41,359	$44,242	(7)%
Operating Margin	52%	52%
Investment Managers:
Revenues	$104,649	$96,855	8%
Expenses	69,066	63,338	9%
Operating Profit	$35,583	$33,517	6%
Operating Margin	34%	35%
Investments in New Businesses:
Revenues	$3,038	$1,896	60%
Expenses	5,940	5,098	17%
Operating Loss	$(2,902)	$(3,202)	NM
For additional information pertaining to our business segments, see Note 9 to the Consolidated Financial Statements.

Private Banks

	Three Months Ended March 31,		Percent Change
	2019	2018
Revenues:
Information processing and software servicing fees	$84,302	$86,445	(2)%
Asset management, administration & distribution fees	33,957	35,719	(5)%
Total revenues	$118,259	$122,164	(3)%
Revenues decreased $3.9 million, or three percent, in the three month period ended March 31, 2019 and were primarily affected by:

•	Decreased investment management fees from existing international clients due to lower average assets under management due to market depreciation during the fourth quarter 2018;

•	Decreased non-recurring professional services fees from existing clients as well as clients scheduled for implementation on SWP;

•	The negative impact from foreign currency exchange rate fluctuations between the U.S. dollar and the British pound on our foreign operations;

•	Decreased investment processing fees from the loss of TRUST 3000® clients; and

•	Decreased investment processing fees earned on our mutual fund trading solution; partially offset by

•	Increased recurring investment processing fees from the growth in new and existing client assets processed on SWP, net of client losses.
Operating margins decreased to six percent compared to eight percent in the three month period. Operating income decreased by $2.7 million, or 27 percent, in the three month period and was primarily affected by:

•	A decrease in revenues;

•	Increased non-capitalized costs, mainly personnel and consulting costs, related to maintenance, support and client migrations to SWP;

•	Increased amortization expense related to SWP due to continued enhancements; and

•	The net negative impact from foreign currency exchange rate fluctuations between the U.S. dollar and the British pound on our foreign operations; partially offset by

•	Decreased direct expenses associated with decreased investment management fees from existing international clients.

Investment Advisors

	Three Months Ended March 31,		Percent Change
	2019	2018
Revenues:
Investment management fees-SEI fund programs	$66,623	$72,418	(8)%
Separately managed account fees	23,838	22,764	5%
Other fees	4,300	4,010	7%
Total revenues	$94,761	$99,192	(4)%
Revenues decreased $4.4 million, or four percent, in the three month period and were primarily affected by:

•	Decreased investment management fees due to lower assets under management resulting from unfavorable market conditions in the fourth quarter 2018 and negative cash flows; and

•	A decrease in the average basis points earned on assets due to client-directed shifts into lower fee investment products; partially offset by

•	Increased separately managed account program fees from positive cash flows from new and existing advisors.

Operating margin decreased to 45 percent compared to 47 percent in the three month period. Operating income decreased $4.5 million, or 10 percent, in the three month period and was primarily affected by:

•	A decrease in revenues;

•	Increased personnel costs for marketing to and servicing new advisors;

•	Increased direct expenses associated with increased assets into our separately managed account programs; and

•	Increased amortization expense related to SWP due to continued enhancements; partially offset by

•	Decreased non-capitalized costs, mainly personnel and consulting costs, related to maintenance, support and client migrations to SWP; and

•	Decreased sales compensation expense.

Institutional Investors
Revenues decreased $5.4 million, or six percent, in the three month period and were primarily affected by:

•	Defined benefit client losses, mainly resulting from acquisitions and plan curtailments;

•	Decreased investment management fees from existing clients due to lower assets under management caused by market depreciation; and

•	The negative impact from foreign currency exchange rate fluctuations between the U.S. dollar and the British pound on our foreign operations; partially offset by

•	Asset funding from new sales of our investment management platforms.
Operating margin remained at 52 percent in the three month period. Operating income decreased $2.9 million, or seven percent, in the three month period and was primarily affected by:

•	A decrease in revenues; and

•	The net negative impact from foreign currency exchange rate fluctuations between the U.S. dollar and the British pound on our foreign operations; partially offset by

•	Decreased direct expenses associated with investment management fees; and

•	Decreased sales compensation expense.

Investment Managers
Revenues increased $7.8 million, or eight percent, in the three month period and were primarily affected by:

•	Positive cash flows into alternative, traditional and separately managed account offerings from new and existing clients; partially offset by

•	Client losses and fund closures.
Operating margin decreased to 34 percent compared to 35 percent in the three month period. Operating income increased $2.1 million, or six percent, in the three month period and was primarily affected by:

•	An increase in revenues; partially offset by

•	Increased personnel expenses, technology and other operational costs to service new and existing clients; and

•	Increased non-capitalized investment spending, mainly consulting costs.

Other
Corporate overhead expenses
Corporate overhead expenses primarily consist of general and administrative expenses and other costs not directly attributable to a reportable business segment. Corporate overhead expenses were $20.0 million and $14.9 million in the three months ended March 31, 2019 and 2018. The increase in corporate overhead expenses is primarily due to increased non-recurring personnel-related costs, primarily severance costs.

Other income and expense
Other income and expense items on the accompanying Consolidated Statements of Operations consists of:

	Three Months Ended March 31,
	2019	2018
Net gain (loss) from investments	$1,279	$(410)
Interest and dividend income	4,257	2,502
Interest expense	(157)	(257)
Equity in earnings of unconsolidated affiliate	37,317	40,607
Total other income and expense items, net	$42,696	$42,442
Interest and dividend income
Interest and dividend income is earned based upon the amount of cash that is invested daily. The increase in interest and dividend income in the three months ended March 31, 2019 was due to an overall increase in interest rates.
Equity in earnings of unconsolidated affiliate
Equity in earnings of unconsolidated affiliate reflects our less than 50 percent ownership in LSV. As of March 31, 2019, our total partnership interest in LSV was 38.9 percent. The table below presents the revenues and net income of LSV and our proportionate share in LSV's earnings.

	Three Months Ended March 31,		Percent Change
	2019	2018
Revenues of LSV	$120,915	$131,718	(8)%
Net income of LSV	95,948	104,406	(8)%

SEI's proportionate share in earnings of LSV	$37,317	$40,607	(8)%
The decline in our earnings from LSV in the three months ended March 31, 2019 was primarily due to decreased assets under management from LSV's existing clients due to market depreciation during the fourth quarter 2018 and decreased performance fees. Average assets under management by LSV decreased $5.4 billion to $104.5 billion during the three months ended March 31, 2019 as compared to $109.9 billion during the three months ended March 31, 2018, a decrease of five percent.
Income Taxes
Our effective income tax rates for the three months ended March 31, 2019 and 2018 differs from the federal income tax statutory rate due to the following:

	Three Months Ended March 31,
	2019	2018
Statutory rate	21.0%	21.0%
State taxes, net of federal tax benefit	2.6	2.2
Foreign tax expense and tax rate differential	(0.1)	(0.2)
Tax benefit from stock option exercises	(1.1)	(10.8)
Other, net	(0.3)	(0.3)
	22.1%	11.9%
The increase in our effective tax rate for the three months ended March 31, 2019 was primarily due to reduced tax benefits due to a lower volume of stock option exercise activity during the quarter as compared to the prior year period.
Fair Value Measurements
The fair value of our financial assets and liabilities, except for the investment funds sponsored by LSV, is determined in accordance with the fair value hierarchy. The fair value of the investment funds sponsored by LSV is measured using the net asset value per share (NAV) as a practical expedient. The fair value of all other financial assets are determined using Level 1 or Level 2 inputs and consist mainly of investments in equity or fixed-income mutual funds that are quoted daily and Government National Mortgage Association (GNMA) and other U.S. government agency securities that are single issuer pools that are valued based on current market data of similar assets. The Company's Level 3 financial liabilities at March 31, 2019 consist entirely of the estimated contingent consideration of $12,120 resulting from an acquisition (See Note 12 to the Notes to Consolidated Financial Statements). We did not have any financial liabilities at December 31, 2018 that were required to be measured at fair value on a recurring basis (See Note 4 to the Notes to Consolidated Financial Statements).
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
Liquidity and Capital Resources

	Three Months Ended March 31,
	2019	2018
Net cash provided by operating activities	$59,899	$104,174
Net cash used in investing activities	(15,726)	(15,376)
Net cash used in financing activities	(132,644)	(87,285)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,272	2,541
Net (decrease) increase in cash, cash equivalents and restricted cash	(85,199)	4,054
Cash, cash equivalents and restricted cash, beginning of period	758,039	747,752
Cash, cash equivalents and restricted cash, end of period	$672,840	$751,806
Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing. At March 31, 2019, our unused sources of liquidity consisted of cash and cash equivalents and the amount available under our credit facility.
Our credit facility provides for borrowings of up to $300.0 million and is scheduled to expire in June 2021 (See Note 6 to the Consolidated Financial Statements). As of April 18, 2019, we had outstanding letters of credit of $13.8 million which reduced our amount available under the credit facility to $286.2 million. These letters of credit were primarily issued for the expansion of our corporate headquarters and are due to expire during the remainder of 2019.
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

The majority of our excess cash reserves are primarily placed in accounts located in the United States that invest entirely in SEI-sponsored money market mutual funds denominated in the U.S. dollar. We also utilize demand deposit accounts or money market accounts at several well-established financial institutions located in the United States. Accounts used to manage these excess cash reserves do not impose any restrictions or limitations that would prevent us from being able to access such cash amounts immediately. As of April 18, 2019, the amount of cash and cash equivalents considered free and immediately accessible for other general corporate purposes was $328.7 million.
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
Cash flows from operations decreased $44.3 million in the first three months of 2019 compared to the first three months of 2018 primarily from the decrease in our net income and lower distribution payments received from our unconsolidated affiliate, LSV.
Net cash used in investing activities includes:
•Purchases, sales and maturities of marketable securities. Our purchases, sales and maturities of marketable securities in the first three months of 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019	2018
Purchases	$(43,672)	$(15,466)
Sales and maturities	45,200	18,588
Net investing activities from marketable securities	$1,528	$3,122

•
The capitalization of costs incurred in developing computer software. We capitalized $9.9 million of software development costs in the first three months of 2019 as compared to $12.9 million in the first three months of 2018. The majority of our software development costs are related to significant enhancements for the expanded functionality of the SEI Wealth Platform.

•
Capital expenditures. Our capital expenditures in the first three months of 2019 were $7.3 million as compared to $5.6 million in the first three months of 2018. Our expenditures in 2019 and 2018 primarily include purchased software, equipment for our data center operations and the expansion of our corporate headquarters.

Net cash used in financing activities includes:

•
The repurchase of our common stock. Our Board of Directors has authorized the repurchase of our common stock through multiple authorizations. Currently, there is no expiration date for our common stock repurchase program. We had total capital outlays of $90.8 million during the first three months of 2019 and $88.0 million during the first three months of 2018 for the repurchase of our common stock.

•
Proceeds from the issuance of our common stock. We received $8.9 million in proceeds from the issuance of our common stock during the first three months of 2019 as compared to $57.9 million during the first three months of 2018. The decrease in proceeds is primarily attributable to a lower level of stock option exercise activity.

•	Dividend payments. Cash dividends paid were $50.8 million in the first three months of 2019 as compared to $47.2 million in the first three months of 2018.

•
Principal repayments on revolving credit facility. In July 2017, we borrowed $40.0 million for the funding of an acquisition. We made principal payments of $10.0 million each during October 2017 and March 2018 and a final payment of $20.0 million in April 2018 to repay the entire outstanding balance.

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
Among the risks and uncertainties which may affect our future operations, strategies, financial results or other developments are those risks described in our latest Annual Report on Form 10-K in Part I, Item 1A. These risks include the following:

•	changes in capital markets that may affect our revenues and earnings;

•	product development risk;

•	risk of failure by a third-party service provider;

•	data and cyber security risks;

•	operational risks associated with the processing of investment transactions;

•	systems and technology risks;

•	pricing pressure from increased competition, disruptive technology and poor investment performance;

•	the affect on our earnings and cashflows from the performance of LSV Asset Management;

•	third party pricing services for the valuation of securities invested in our investment products;

•	external factors affecting the fiduciary management market;

•	the affect of extensive governmental regulation;

•	litigation and regulatory examinations and investigations;

•	our ability to capture the expected value from acquisitions, divestitures, joint ventures, minority stakes or strategic alliances;

•	increased costs and regulatory risks from the growth of our business;

•	consolidation within our target markets;

•	our ability to receive dividends or other payments in needed amounts from our subsidiaries;

•	the exit by the United Kingdom from the European Union;

•	third party approval of our investment products with advisors affiliated with independent broker-dealers or other networks;

•	the effectiveness of our risk management and business continuity strategies, models and processes;

•	financial and non-financial covenants which may restrict our ability to manage liquidity needs;

•	changes in, or interpretation of, accounting principles or tax rules and regulations;

•	fluctuations in foreign currency exchange rates;

•	fluctuations in interest rates affecting the value of our fixed-income investment securities;

•	our ability to hire and retain qualified employees;

•	stockholder activism efforts;

•	retention of executive officers and senior management personnel; and

•	unforeseen or catastrophic events, including the emergence of pandemic, terrorist attacks, extreme weather events or other natural disasters.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Information required by this item is set forth under the captions "Our revenues and earnings are affected by changes in capital markets" and "Changes in interest rates may affect the value of our fixed-income investment securities" in Item 1A "Risk Factors" and under the caption "Sensitivity of our revenues and earnings to capital market fluctuations and client portfolio strategy" in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to this information as it is disclosed in our Annual Report on Form 10-K for 2018.

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
(b) Change in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our leases and properly assessed the impact of the new accounting standard related to leases on our consolidated financial statements to facilitate the adoption of this standard on January 1, 2019 as well as the ongoing accounting under the new standard. There were no significant changes to our internal control over financial reporting during 2019 as a result of the ongoing accounting under the new accounting standard.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings.
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

Item 1A.     Risk Factors.
Information regarding risk factors appears in Part I – Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for 2018.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

(e)
Our Board of Directors has authorized the repurchase of up to $3.928 billion worth of our common stock through multiple authorizations. Currently, there is no expiration date for our common stock repurchase program.

Information regarding the repurchase of common stock during the three months ended March 31, 2019 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 2019	—	$—	—	$215,879,000
February 2019	525,000	51.40	525,000	188,894,000
March 2019	1,200,000	51.51	1,200,000	127,088,000
Total	1,725,000	$51.47	1,725,000

Item 6.    Exhibits.
The following is a list of exhibits filed as part of the Form 10-Q.

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32	Section 1350 Certifications.

99.1	Press release dated April 24, 2019 of SEI Investments Company related to the Company's financial and operating results for the first quarter ended March 31, 2019.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEI INVESTMENTS COMPANY

Date:	April 25, 2019	By:	/s/ Dennis J. McGonigle
Dennis J. McGonigle
Chief Financial Officer