Form 10-Q
period 2019-06-30
SEI INVESTMENTS CO
filed 2019-07-25
CIK 350894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q
________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	SEIC	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, as of the close of business on July 18, 2019:

Common Stock, $0.01 par value	151,023,802

PART I.        FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements.

SEI Investments Company
Consolidated Balance Sheets
(unaudited)
(In thousands, except par value)

	June 30, 2019	December 31, 2018
Assets
Current Assets:
Cash and cash equivalents	$682,266	$754,525
Restricted cash	3,520	3,514
Receivables from investment products	52,407	49,869
Receivables, net of allowance for doubtful accounts of $1,101 and $718	335,144	315,336
Securities owned	32,289	30,892
Other current assets	31,915	36,676
Total Current Assets	1,137,541	1,190,812
Property and Equipment, net of accumulated depreciation of $352,293 and $338,206	150,045	145,863
Operating Lease Right-of-Use Assets	42,940	—
Capitalized Software, net of accumulated amortization of $418,675 and $395,171	305,184	309,500
Investments Available for Sale	106,671	111,901
Investments in Affiliated Funds, at fair value	5,434	4,887
Investment in Unconsolidated Affiliate	50,203	52,342
Goodwill	64,489	64,489
Intangible Assets, net of accumulated amortization of $6,932 and $5,090	29,828	31,670
Deferred Contract Costs	25,132	24,007
Deferred Income Taxes	1,571	2,042
Other Assets, net	33,761	34,155
Total Assets	$1,952,799	$1,971,668
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Balance Sheets
(unaudited)
(In thousands, except par value)

	June 30, 2019	December 31, 2018
Liabilities and Equity
Current Liabilities:
Accounts payable	$5,494	$10,920
Accrued liabilities	178,473	279,634
Short-term operating lease liabilities	8,259	—
Deferred revenue	4,705	5,154
Total Current Liabilities	196,931	295,708
Long-term Income Taxes Payable	803	803
Deferred Income Taxes	55,793	57,795
Long-term Operating Lease Liabilities	39,427	—
Other Long-term Liabilities	25,344	24,215
Total Liabilities	318,298	378,521
Commitments and Contingencies
Shareholders' Equity:
Common stock, $0.01 par value, 750,000 shares authorized; 150,955 and 153,634 shares issued and outstanding	1,509	1,536
Capital in excess of par value	1,122,068	1,106,641
Retained earnings	541,664	517,970
Accumulated other comprehensive loss, net	(30,740)	(33,000)
Total Shareholders' Equity	1,634,501	1,593,147
Total Liabilities and Shareholders' Equity	$1,952,799	$1,971,668
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Statements of Operations
(unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Asset management, administration and distribution fees	$324,925	$316,508	$638,869	$632,717
Information processing and software servicing fees	84,661	88,322	171,537	177,711
Total revenues	409,586	404,830	810,406	810,428
Expenses:
Subadvisory, distribution and other asset management costs	46,177	45,209	89,982	90,414
Software royalties and other information processing costs	7,393	7,977	15,521	16,695
Compensation, benefits and other personnel	125,999	127,375	256,334	251,652
Stock-based compensation	5,064	5,323	10,102	10,518
Consulting, outsourcing and professional fees	45,330	50,441	95,536	99,148
Data processing and computer related	22,184	21,133	43,176	41,724
Facilities, supplies and other costs	17,100	17,783	35,845	35,396
Amortization	12,781	12,161	25,460	24,015
Depreciation	7,422	7,138	14,753	14,260
Total expenses	289,450	294,540	586,709	583,822
Income from operations	120,136	110,290	223,697	226,606
Net gain (loss) from investments	231	(139)	1,510	(549)
Interest and dividend income	4,313	3,162	8,570	5,664
Interest expense	(166)	(132)	(323)	(389)
Equity in earnings of unconsolidated affiliate	37,832	41,073	75,149	81,680
Income before income taxes	162,346	154,254	308,603	313,012
Income taxes	35,806	32,577	68,082	51,497
Net income	$126,540	$121,677	$240,521	$261,515
Basic earnings per common share	$0.83	$0.77	$1.58	$1.66
Shares used to compute basic earnings per share	151,863	157,542	152,587	157,488
Diluted earnings per common share	$0.82	$0.75	$1.54	$1.61
Shares used to compute diluted earnings per share	155,165	162,225	155,853	162,825
Dividends declared per common share	$0.33	$0.30	$0.33	$0.30
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Statements of Comprehensive Income
(unaudited)
(In thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
Net income		$126,540		$121,677		$240,521		$261,515
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments		(2,877)		(10,203)		520		(6,826)
Unrealized gain (loss) on investments:
Unrealized gains (losses) during the period, net of income taxes of $(230), $(52), $(470) and $372	765		32		1,562		(1,325)
Less: reclassification adjustment for losses (gains) realized in net income, net of income taxes of $(26), $(31), $(50) and $(46)	92	857	111	143	178	1,740	(162)	(1,487)
Total other comprehensive (loss) income, net of tax		(2,020)		(10,060)		2,260		(8,313)
Comprehensive income		$124,520		$111,617		$242,781		$253,202
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Statements of Changes in Equity
(unaudited)
(In thousands)

	Shares of Common Stock	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	For the Three Months Ended June 30, 2019
Balance, April 1, 2019	152,276	$1,523	$1,111,366	$552,381	$(28,720)	$1,636,550
Net income	—	—	—	126,540	—	126,540
Other comprehensive loss	—	—	—	—	(2,020)	(2,020)
Purchase and retirement of common stock	(1,825)	(18)	(9,737)	(87,273)	—	(97,028)
Issuance of common stock under employee stock purchase plan	24	—	1,071	—	—	1,071
Issuance of common stock upon exercise of stock options	480	4	14,304	—	—	14,308
Stock-based compensation	—	—	5,064	—	—	5,064
Dividends declared ($0.33 per share)	—	—	—	(49,984)	—	(49,984)
Balance, June 30, 2019	150,955	$1,509	$1,122,068	$541,664	$(30,740)	$1,634,501

	Shares of Common Stock	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	For the Three Months Ended June 30, 2018
Balance, April 1, 2018	157,990	$1,580	$1,085,312	$544,923	$(18,161)	$1,613,654
Net income	—	—	—	121,677	—	121,677
Other comprehensive loss	—	—	—	—	(10,060)	(10,060)
Purchase and retirement of common stock	(1,629)	(16)	(7,929)	(96,697)	—	(104,642)
Issuance of common stock under employee stock purchase plan	20	—	1,146	—	—	1,146
Issuance of common stock upon exercise of stock options	419	4	10,919	—	—	10,923
Stock-based compensation	—	—	5,323	—	—	5,323
Dividends declared ($0.30 per share)	—	—	—	(47,139)	—	(47,139)
Balance, June 30, 2018	156,800	$1,568	$1,094,771	$522,764	$(28,221)	$1,590,882
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Statements of Changes in Equity
(unaudited)
(In thousands)

	Shares of Common Stock	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	For the Six Months Ended June 30, 2019
Balance, January 1, 2019	153,634	$1,536	$1,106,641	$517,970	$(33,000)	$1,593,147
Net income	—	—	—	240,521	—	240,521
Other comprehensive income	—	—	—	—	2,260	2,260
Purchase and retirement of common stock	(3,550)	(35)	(18,939)	(166,843)	—	(185,817)
Issuance of common stock under employee stock purchase plan	56	—	2,393	—	—	2,393
Issuance of common stock upon exercise of stock options	815	8	21,871	—	—	21,879
Stock-based compensation	—	—	10,102	—	—	10,102
Dividends declared ($0.33 per share)	—	—	—	(49,984)	—	(49,984)
Balance, June 30, 2019	150,955	$1,509	$1,122,068	$541,664	$(30,740)	$1,634,501

	Shares of Common Stock	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	For the Six Months Ended June 30, 2018
Balance, January 1, 2018	157,069	$1,571	$1,027,709	$467,467	$(19,908)	$1,476,839
Cumulative effect upon adoption of ASC 606	—	—	—	14,402	—	14,402
Net income	—	—	—	261,515	—	261,515
Other comprehensive loss	—	—	—	—	(8,313)	(8,313)
Purchase and retirement of common stock	(2,751)	(27)	(13,390)	(173,481)	—	(186,898)
Issuance of common stock under employee stock purchase plan	36	—	2,151	—	—	2,151
Issuance of common stock upon exercise of stock options	2,446	24	67,783	—	—	67,807
Stock-based compensation	—	—	10,518	—	—	10,518
Dividends declared ($0.30 per share)	—	—	—	(47,139)	—	(47,139)
Balance, June 30, 2018	156,800	$1,568	$1,094,771	$522,764	$(28,221)	$1,590,882
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Condensed Statements of Cash Flows
(unaudited)
(In thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$240,521	$261,515
Adjustments to reconcile net income to net cash provided by operating activities (See Note 1)	(22,876)	1,361
Net cash provided by operating activities	217,645	262,876
Cash flows from investing activities:
Additions to property and equipment	(18,239)	(12,671)
Additions to capitalized software	(19,188)	(24,613)
Purchases of marketable securities	(77,891)	(74,957)
Prepayments and maturities of marketable securities	85,012	64,626
Cash paid for acquisition, net of cash acquired	—	(5,794)
Other investing activities	—	(10,500)
Net cash used in investing activities	(30,306)	(63,909)
Cash flows from financing activities:
Repayments under revolving credit facility	—	(30,000)
Purchase and retirement of common stock	(183,396)	(189,372)
Proceeds from issuance of common stock	24,272	69,958
Payment of dividends	(100,745)	(94,318)
Net cash used in financing activities	(259,869)	(243,732)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	277	(6,036)
Net decrease in cash, cash equivalents and restricted cash	(72,253)	(50,801)
Cash, cash equivalents and restricted cash, beginning of period	758,039	747,752
Cash, cash equivalents and restricted cash, end of period	$685,786	$696,951

Non-cash operating activities:
Operating lease right-of-use assets and lease liabilities recorded upon adoption of ASC 842	$44,169	$—
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
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain financial information and accompanying note disclosure normally included in the Company’s Annual Report on Form 10-K have been condensed or omitted. The interim financial information is unaudited but reflects all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position of the Company as of June 30, 2019, the results of operations for the three and six months ended June 30, 2019 and 2018, and cash flows for the six-month periods ended June 30, 2019 and 2018. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
The Company adopted the requirements of the Accounting Standards Update (ASU) No. 2016-2 Leases (Topic 842) (Accounting Standards Codifications (ASC) 842 (ASC 842)) using the modified retrospective method during the six months ended June 30, 2019. As a result of the adoption of ASC 842, the Company recorded additional lease assets and net lease liabilities of $44,169 as of January 1, 2019. Upon implementation, the Company elected the package of practical expedients permitted under the transition guidance within the new standard which allowed the Company to carryforward the historical lease identification, classification and initial direct cost. ASC 842 did not materially impact the Company’s consolidated net income or consolidated cash flows (see following caption "Leases"). With the exception of the adoption of ASC 842, there have been no significant changes in significant accounting policies during the six months ended June 30, 2019 as compared to the significant accounting policies described in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
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
The Company is a party to expense limitation agreements with certain SEI-sponsored money market funds subject to Rule 2a-7 of the Investment Company Act of 1940 which establish a maximum level of ordinary operating expenses incurred by the fund in any fiscal year including, but not limited to, fees of the administrator or its affiliates. Under the terms of these agreements, the Company waived $6,796 and $6,372 in fees during the three months ended June 30, 2019 and 2018, respectively. During the six months ended June 30, 2019 and 2018, the Company waived $14,701 and $13,026, respectively, in fees.
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
Cash and Cash Equivalents
Cash and cash equivalents includes $272,986 and $315,840 at June 30, 2019 and December 31, 2018, respectively, primarily invested in SEI-sponsored open-ended money market mutual funds. The SEI-sponsored mutual funds are Level 1 assets.
Restricted Cash
Restricted cash includes $3,000 at June 30, 2019 and December 31, 2018 segregated for regulatory purposes related to trade-execution services conducted by SEI Investments (Europe) Limited. Restricted cash also includes $520 and $514 at June 30, 2019 and December 31, 2018, respectively, segregated in special reserve accounts for the benefit of customers of the Company’s broker-dealer subsidiary, SEI Investments Distribution Co. (SIDCO), in accordance with certain rules established by the Securities and Exchange Commission (SEC) for broker-dealers.
Capitalized Software
The Company capitalized $19,188 and $24,613 of software development costs during the six months ended June 30, 2019 and 2018, respectively. The Company's software development costs primarily relate to significant enhancements to the SEI Wealth PlatformSM (SWP). The Company capitalized $18,693 and $23,768 of software development costs for significant enhancements to SWP during the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, the net book value of SWP was $286,459. The net book value includes $49,374 of capitalized software development costs in-progress associated with future releases. Capitalized software development costs in-progress associated with future releases of SWP were $42,238 as of December 31, 2018. SWP has a weighted average remaining life of 8.5 years. Amortization expense for SWP was $20,900 and $19,599 during the six months ended June 30, 2019 and 2018, respectively.
Earnings per Share
The calculations of basic and diluted earnings per share for the three and six months ended June 30, 2019 and 2018 are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$126,540	$121,677	$240,521	$261,515
Shares used to compute basic earnings per common share	151,863,000	157,542,000	152,587,000	157,488,000
Dilutive effect of stock options	3,302,000	4,683,000	3,266,000	5,337,000
Shares used to compute diluted earnings per common share	155,165,000	162,225,000	155,853,000	162,825,000
Basic earnings per common share	$0.83	$0.77	$1.58	$1.66
Diluted earnings per common share	$0.82	$0.75	$1.54	$1.61

During the three months ended June 30, 2019 and 2018, employee stock options to purchase 6,244,000 and 6,221,000 shares of common stock with an average exercise price of $54.79 and $53.33, respectively, were outstanding but not included in the computation of diluted earnings per common share. During the six months ended June 30, 2019 and 2018, employee stock options to purchase 6,284,000 and 6,138,000 shares of common stock with an average exercise price of $54.80 and $53.03, respectively, were outstanding but not included in the computation of diluted earnings per common share. These options for the three and six month periods were not included in the computation of diluted earnings per common share because either the performance conditions have not been satisfied or would not have been satisfied if the reporting date was the end of the contingency period or the options' exercise price was greater than the average market price of the Company’s common stock and the effect on diluted earnings per common share would have been anti-dilutive.
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
In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (ASU 2019-04), which provided certain improvements to ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01) and ASU 2016-13. As the Company adopted ASU 2016-01 on January 1, 2018, the improvements in ASU 2019-04 are effective in the first quarter of 2020. Early adoption is permitted. The Company expects to adopt ASU 2016-13 in the first quarter of 2020, as described above, and the improvements in ASU 2019-04 will be adopted concurrently. The Company is currently evaluating the impact of adopting ASU 2019-04 on its consolidated financial statements and related disclosures.
Statements of Cash Flows
For purposes of the Consolidated Statements of Cash Flows, the Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents.
The following table provides the details of the adjustments to reconcile net income to net cash provided by operating activities for the six months ended June 30:

	2019	2018
Net income	$240,521	$261,515
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,753	14,260
Amortization	25,460	24,015
Equity in earnings of unconsolidated affiliate	(75,149)	(81,680)
Distributions received from unconsolidated affiliate	77,288	89,362
Stock-based compensation	10,102	10,518
Provision for losses on receivables	383	(90)
Deferred income tax expense	(2,050)	4,893
Net (gain) loss from investments	(1,510)	549
Change in long-term income taxes payable	—	(1,000)
Change in other long-term liabilities	1,129	1,222
Change in other assets	249	(4,713)
Contract costs capitalized, net of amortization	(1,125)	(2,880)
Other	122	(326)
Change in current assets and liabilities
(Increase) decrease in
Receivables from investment products	(2,538)	3,280
Receivables	(20,192)	(31,835)
Other current assets	3,708	(5,090)
(Decrease) increase in
Accounts payable	(5,426)	2,251
Accrued liabilities	(47,631)	(22,121)
Deferred revenue	(449)	746
Total adjustments	(22,876)	1,361
Net cash provided by operating activities	$217,645	$262,876

Note 2.	Investment in Unconsolidated Affiliate
LSV Asset Management
The Company has an investment in LSV Asset Management (LSV), a registered investment advisor that provides investment advisory services primarily to institutions, including pension plans and investment companies. LSV is currently an investment sub-advisor for a limited number of SEI-sponsored investment products. The Company's partnership interest in LSV as of June 30, 2019 was 38.9 percent. The Company accounts for its interest in LSV using the equity method because of its less than 50 percent ownership. The Company’s interest in the net assets of LSV is reflected in Investment in unconsolidated affiliate on the accompanying Consolidated Balance Sheets and its interest in the earnings of LSV is reflected in Equity in earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Operations.
At June 30, 2019, the Company’s total investment in LSV was $50,203. The Company receives partnership distributions from LSV on a quarterly basis. The Company received partnership distributions from LSV of $77,288 and $89,362 in the six months ended June 30, 2019 and 2018, respectively. As such, the Company considers these distribution payments as returns on investment rather than returns of the Company's original investment in LSV and has therefore classified the associated cash inflows as an operating activity on the Consolidated Statements of Cash Flows.
The Company’s proportionate share in the earnings of LSV was $37,832 and $41,073 during the three months ended June 30, 2019 and 2018, respectively. During the six months ended June 30, 2019 and 2018, the Company’s proportionate share in the earnings of LSV was $75,149 and $81,680, respectively.
These tables contain condensed financial information of LSV:

Condensed Statement of Operations	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$123,017	$132,111	$243,932	$263,829
Net income	97,271	105,605	193,219	210,011

Condensed Balance Sheets	June 30, 2019	December 31, 2018
Current assets	$147,554	$138,083
Non-current assets	4,777	1,165
Total assets	$152,331	$139,248

Current liabilities	$61,823	$47,874
Non-current liabilities	4,881	—
Partners’ capital	85,627	91,374
Total liabilities and partners’ capital	$152,331	$139,248

Note 3.	Composition of Certain Financial Statement Captions
Receivables
Receivables on the accompanying Consolidated Balance Sheets consist of:

	June 30, 2019	December 31, 2018
Trade receivables	$77,063	$76,362
Fees earned, not billed	242,712	226,001
Other receivables	16,470	13,691
	336,245	316,054
Less: Allowance for doubtful accounts	(1,101)	(718)
	$335,144	$315,336

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
Property and Equipment
Property and Equipment on the accompanying Consolidated Balance Sheets consists of:

	June 30, 2019	December 31, 2018
Buildings	$162,449	$160,796
Equipment	130,486	126,954
Land	10,772	10,772
Purchased software	140,887	139,245
Furniture and fixtures	18,429	18,103
Leasehold improvements	20,024	18,959
Construction in progress	19,291	9,240
	502,338	484,069
Less: Accumulated depreciation	(352,293)	(338,206)
Property and Equipment, net	$150,045	$145,863

The Company recognized $14,753 and $14,260 in depreciation expense related to property and equipment for the six months ended June 30, 2019 and 2018, respectively.
Deferred Contract Costs
Deferred contract costs, which primarily consist of deferred sales commissions, were $25,132 and $24,007 as of June 30, 2019 and December 31, 2018, respectively. The Company deferred expenses related to contract costs of $1,950 and $2,267 during the three months ended June 30, 2019 and 2018, respectively. During the six months ended June 30, 2019 and 2018, the Company deferred expenses related to contract costs of $3,076 and $4,083, respectively. Amortization expense related to deferred contract costs were $1,951 and $1,201 during the six months ended June 30, 2019 and 2018, respectively. There was no impairment loss in relation to deferred contract costs during the six months ended June 30, 2019.
Accrued Liabilities
Accrued liabilities on the accompanying Consolidated Balance Sheets consist of:

	June 30, 2019	December 31, 2018
Accrued employee compensation	$55,188	$97,603
Accrued consulting, outsourcing and professional fees	30,155	31,000
Accrued sub-advisory, distribution and other asset management fees	46,611	42,583
Accrued dividend payable	—	50,761
Other accrued liabilities	46,519	57,687
Total accrued liabilities	$178,473	$279,634

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
The pricing policies and procedures applied for our Level 1 and Level 2 financial assets during the six months ended June 30, 2019 were consistent with those as described in our Annual Report on Form 10-K at December 31, 2018. The Company had no Level 3 financial assets at June 30, 2019 or December 31, 2018 that were required to be measured at fair value on a recurring basis. The Company's Level 3 financial liabilities at June 30, 2019 and December 31, 2018 consist entirely of the estimated contingent consideration resulting from an acquisition (See Note 12). The fair value of the contingent consideration was determined using a Monte-Carlo simulation model. Key assumptions for the Monte-Carlo simulation model include expected revenues, expected volatility, risk-free rate and correlation coefficient. There were no transfers of financial assets between levels within the fair value hierarchy during the six months ended June 30, 2019.
The fair value of certain financial assets of the Company was determined using the following inputs:

		Fair Value Measurements at the End of the Reporting Period Using
Assets	June 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity available-for-sale securities	$11,342	$11,342	$—
Fixed-income available-for-sale securities	95,329	—	95,329
Fixed-income securities owned	32,289	—	32,289
Investment funds sponsored by LSV (1)	5,434
	$144,394	$11,342	$127,618

		Fair Value Measurements at the End of the Reporting Period Using
Assets	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity available-for-sale securities	$10,218	$10,218	$—
Fixed-income available-for-sale securities	101,683	—	101,683
Fixed-income securities owned	30,892	—	30,892
Investment funds sponsored by LSV (1)	4,887
	$147,680	$10,218	$132,575

(1) The fair value amounts presented in the tables above are intended to permit reconciliation of the fair value hierarchy to the amounts presented on the accompanying Consolidated Balance Sheets (See Note 5).

Note 5.    Marketable Securities
Investments Available for Sale
Investments available for sale classified as non-current assets consist of:

	At June 30, 2019
	Cost Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
SEI-sponsored mutual funds	$7,464	$108	$(341)	$7,231
Equities and other mutual funds	3,477	634	—	4,111
Debt securities	94,905	424	—	95,329
	$105,846	$1,166	$(341)	$106,671

	At December 31, 2018
	Cost Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
SEI-sponsored mutual funds	$7,446	$—	$(788)	$6,658
Equities and other mutual funds	3,434	126	—	3,560
Debt securities	103,518	—	(1,835)	101,683
	$114,398	$126	$(2,623)	$111,901

Net unrealized gains at June 30, 2019 of the Company's available-for-sale debt securities were $327 (net of income tax expense of $97). Net unrealized losses at December 31, 2018 of the Company's available-for-sale debt securities were $1,413 (net of income tax benefit of $422). These net unrealized gains and losses are reported as a separate component of Accumulated other comprehensive loss on the accompanying Consolidated Balance Sheets.
There were gross realized gains of $1,004 and gross realized losses of $1,310 during the six months ended June 30, 2018. Gross realized gains and losses from available-for-sale securities during the six months ended June 30, 2019 were immaterial. Gains and losses from available-for-sale securities, including amounts reclassified from accumulated comprehensive loss, are reflected in Net gain (loss) from investments on the accompanying Consolidated Statements of Operations.
Investments in Affiliated Funds
The Company has an investment in funds sponsored by LSV. The Company records this investment on the accompanying Consolidated Balance Sheets at fair value. Unrealized gains and losses from the change in fair value of these funds are recognized in Net gain (loss) from investments on the accompanying Consolidated Statements of Operations.
The investment primarily consists of U.S. dollar denominated funds that invest primarily in securities of Canadian, Australian and Japanese companies as well as various other global securities. The underlying securities held by the funds are translated into U.S. dollars within the funds. The funds had a fair value of $5,434 and $4,887 at June 30, 2019 and December 31, 2018, respectively. The Company recognized gains of $95 and $205 during the three months ended June 30, 2019 and 2018, respectively, from the change in fair value of the funds. The Company recognized gains of $547 and losses of $295 during the six months ended June 30, 2019 and 2018, respectively, from the change in fair value of the funds.
Securities Owned
The Company’s broker-dealer subsidiary, SIDCO, has investments in U.S. government agency securities with maturity dates less than one year. These investments are reflected as Securities owned on the accompanying Consolidated Balance Sheets. Due to specialized accounting practices applicable to investments by broker-dealers, the securities are reported at fair value and changes in fair value are recorded in current period earnings. The securities had a fair value of $32,289 and $30,892 at June 30, 2019 and December 31, 2018, respectively. There were no material net gains or losses related to the securities during the three and six months ended June 30, 2019 and 2018.

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
As of June 30, 2019, the Company had outstanding letters of credit of $11,713 under the Credit Facility. These letters of credit were issued primarily for the expansion of the Company's headquarters and are scheduled to expire during the remainder of 2019. The amount of the Credit Facility that is available for general corporate purposes as of June 30, 2019 was $288,287.
The Company was in compliance with all covenants of the Credit Facility during the six months ended June 30, 2019.

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
The Company recognized stock-based compensation expense in its Consolidated Financial Statements in the three and six months ended June 30, 2019 and 2018, respectively, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock-based compensation expense	$5,064	$5,323	$10,102	$10,518
Less: Deferred tax benefit	(971)	(1,142)	(1,917)	(2,245)
Stock-based compensation expense, net of tax	$4,093	$4,181	$8,185	$8,273
As of June 30, 2019, there was approximately $55,538 of unrecognized compensation cost remaining related to unvested employee stock options that management expects will vest and is being amortized.
The Company issues new common shares associated with the exercise of stock options. The total intrinsic value of options exercised during the six months ended June 30, 2019 was $21,816. The total options exercisable as of June 30,

2019 had an intrinsic value of $192,595. The total intrinsic value for options exercisable is calculated as the difference between the market value of the Company’s common stock as of June 30, 2019 and the weighted average exercise price of the options. The market value of the Company’s common stock as of June 30, 2019 was $56.10 as reported by the Nasdaq Stock Market, LLC. The weighted average exercise price of the options exercisable as of June 30, 2019 was $33.55. Total options that were outstanding as of June 30, 2019 were 14,784,000. Total options that were exercisable as of June 30, 2019 were 8,540,000.
Common Stock Buyback
The Company’s Board of Directors, under multiple authorizations, has authorized the repurchase of the Company’s common stock on the open market or through private transactions. The Company purchased 3,550,000 shares at a total cost of $185,817 during the six months ended June 30, 2019, which reduced the total shares outstanding of common stock. The cost of stock purchases during the period includes the cost of certain transactions that settled in the following quarter. As of June 30, 2019, the Company had approximately $30,061 of authorization remaining for the purchase of common stock under the program. On July 23, 2019, the Company's Board of Directors approved an increase in the stock repurchase program by an additional $250,000, increasing the available authorization to approximately $280,061.
The Company immediately retires its common stock when purchased. Upon retirement, the Company reduces Capital in excess of par value for the average capital per share outstanding and the remainder is charged against Retained earnings. If the Company reduces its Retained earnings to zero, any subsequent purchases of common stock will be charged entirely to Capital in excess of par value.
Cash Dividend
On May 29, 2019, the Board of Directors declared a cash dividend of $0.33 per share on the Company's common stock, which was paid on June 20, 2019, to shareholders of record on June 12, 2019. Cash dividends declared during the six months ended June 30, 2019 and 2018 were $49,984 and $47,139, respectively.

Note 8.    Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss, net of tax, are as follows:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Investments	Accumulated Other Comprehensive Loss
Balance, January 1, 2019	$(31,587)	$(1,413)	$(33,000)

Other comprehensive income before reclassifications	520	1,562	2,082
Amounts reclassified from accumulated other comprehensive loss	—	178	178
Net current-period other comprehensive income	520	1,740	2,260

Balance, June 30, 2019	$(31,067)	$327	$(30,740)

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
The information in the following tables is derived from the Company’s internal financial reporting used for corporate management purposes. There are no inter-segment revenues for the three and six months ended June 30, 2019 and 2018. Management evaluates Company assets on a consolidated basis during interim periods. The accounting policies of the reportable business segments are the same as those described in Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
The following tables highlight certain financial information about each of the Company’s business segments for the three months ended June 30, 2019 and 2018:

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Three Months Ended June 30, 2019
Revenues	$116,092	$100,122	$81,109	$109,202	$3,061	$409,586
Expenses	107,790	50,558	39,361	68,371	6,797	272,877
Operating profit (loss)	$8,302	$49,564	$41,748	$40,831	$(3,736)	$136,709

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Three Months Ended June 30, 2018
Revenues	$121,126	$99,890	$83,434	$97,566	$2,814	$404,830
Expenses	114,842	53,052	40,871	63,321	5,940	278,026
Operating profit (loss)	$6,284	$46,838	$42,563	$34,245	$(3,126)	$126,804

A reconciliation of the total operating profit reported for the business segments to income from operations in the Consolidated Statements of Operations for the three months ended June 30, 2019 and 2018 is as follows:

	2019	2018
Total operating profit from segments	$136,709	$126,804
Corporate overhead expenses	(16,573)	(16,514)
Income from operations	$120,136	$110,290

The following tables provide additional information for the three months ended June 30, 2019 and 2018 pertaining to our business segments:

	Capital Expenditures (1)		Depreciation
	2019	2018	2019	2018
Private Banks	$8,761	$9,529	$3,585	$3,323
Investment Advisors	4,558	4,284	1,165	1,105
Institutional Investors	1,049	997	414	452
Investment Managers	4,875	3,370	1,820	1,806
Investments in New Businesses	344	240	110	155
Total from business segments	$19,587	$18,420	$7,094	$6,841
Corporate overhead	586	366	328	297
	$20,173	$18,786	$7,422	$7,138
(1) Capital expenditures include additions to property and equipment and capitalized software.

	Amortization
	2019	2018
Private Banks	$7,217	$6,747
Investment Advisors	2,550	2,401
Institutional Investors	427	427
Investment Managers	2,346	2,345
Investments in New Businesses	185	184
Total from business segments	$12,725	$12,104
Corporate overhead	56	57
	$12,781	$12,161

The following tables highlight certain financial information about each of the Company’s business segments for the six months ended June 30, 2019 and 2018:

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Six Months Ended June 30, 2019
Revenues	$234,351	$194,883	$161,222	$213,851	$6,099	$810,406
Expenses	218,752	103,060	78,115	137,437	12,737	550,101
Operating profit (loss)	$15,599	$91,823	$83,107	$76,414	$(6,638)	$260,305

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Six Months Ended June 30, 2018
Revenues	$243,290	$199,082	$168,925	$194,421	$4,710	$810,428
Expenses	227,044	105,505	82,120	126,659	11,038	552,366
Operating profit (loss)	$16,246	$93,577	$86,805	$67,762	$(6,328)	$258,062

A reconciliation of the total operating profit reported for the business segments to income from operations in the Consolidated Statements of Operations for the six months ended June 30, 2019 and 2018 is as follows:

	2019	2018
Total operating profit from segments	$260,305	$258,062
Corporate overhead expenses	(36,608)	(31,456)
Income from operations	$223,697	$226,606

The following tables provide additional information for the six months ended June 30, 2019 and 2018 pertaining to our business segments:

	Capital Expenditures (1)		Depreciation
	2019	2018	2019	2018
Private Banks	$17,222	$19,768	$7,134	$6,642
Investment Advisors	8,505	8,544	2,344	2,210
Institutional Investors	1,920	1,964	819	900
Investment Managers	8,224	5,890	3,591	3,615
Investments in New Businesses	585	444	201	305
Total from business segments	$36,456	$36,610	$14,089	$13,672
Corporate Overhead	971	674	664	588
	$37,427	$37,284	$14,753	$14,260
(1) Capital expenditures include additions to property and equipment and capitalized software.

	Amortization
	2019	2018
Private Banks	$14,358	$13,374
Investment Advisors	5,073	4,758
Institutional Investors	860	854
Investment Managers	4,685	4,690
Investments in New Businesses	370	224
Total from business segments	$25,346	$23,900
Corporate Overhead	114	115
	$25,460	$24,015

Note 10.    Income Taxes
The gross liability for unrecognized tax benefits at June 30, 2019 and December 31, 2018 was $15,479 and $14,367, respectively, exclusive of interest and penalties, of which $15,126 and $13,774 would affect the effective tax rate if the Company were to recognize the tax benefit.
The Company classifies interest and penalties on unrecognized tax benefits as income tax expense. As of June 30, 2019 and December 31, 2018, the combined amount of accrued interest and penalties related to tax positions taken on tax returns was $1,677 and $1,289, respectively.

	June 30, 2019	December 31, 2018
Gross liability for unrecognized tax benefits, exclusive of interest and penalties	$15,479	$14,367
Interest and penalties on unrecognized benefits	1,677	1,289
Total gross uncertain tax positions	$17,156	$15,656
Amount included in Current liabilities	$2,964	$3,131
Amount included in Other long-term liabilities	14,192	12,525
	$17,156	$15,656

The Company's effective income tax rate for the three and six months ended June 30, 2019 and 2018 differs from the federal income tax statutory rate due to the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Statutory rate	21.0%	21.0%	21.0%	21.0%
State taxes, net of federal tax benefit	2.6	2.3	2.6	2.3
Foreign tax expense and tax rate differential	(0.1)	(0.1)	(0.1)	(0.1)
Tax benefit from stock option exercises	(1.1)	(2.0)	(1.1)	(6.5)
Other, net	(0.3)	(0.1)	(0.3)	(0.2)
	22.1%	21.1%	22.1%	16.5%

The increase in the Company's effective tax rate for the three and six months ended June 30, 2019 was primarily due to reduced tax benefits related to the lower volume of stock option exercises as compared to the three and six months ended June 30, 2018.
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
On July 9, 2019, the District Court issued an order granting SEI’s Summary Judgment Motion to dismiss the remaining Section 714(B) claim in the Lillie proceeding and denying Plaintiffs’ Motion for Continuance of SEI and SPTC’s Motion for Summary Judgment pursuant to Rule 56(d).
On July 16, 2019, SEI and SPTC filed a Motion for Summary Judgment pursuant to Rule 56(d) in the Ahders proceeding to have the remaining Section 714(B) claim dismissed.
On July 17, 2019, Plaintiffs filed a Motion for Reconsideration and/or New Trial as to the July 9, 2019 Ruling and Order (ECF 146) by the Honorable Brian A. Jackson denying a continuance of SEI’s Motion for Summary Judgment pursuant to Rule 56(d). SEI and SPTC expect to file an answer to Plaintiffs’ Motion for Reconsideration on or before the deadline for responding of August 8, 2019.
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
On May 14, 2019, Plaintiff and SEI filed notice with the court of their collective intent to settle the Stevens Litigation. As of the date of this report, the terms of the settlement have not yet been finalized, and will be subject to court review and approval. Although SEI has agreed to settle this matter in the very early stages of the litigation in order to avoid the high cost of protracted class-action litigation and internal distractions such cases bring, SEI believes its defenses against the plaintiff’s allegations remain valid.
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

Note 12.    Business Acquisition
On April 2, 2018, the Company acquired all ownership interests of Huntington Steele, LLC (Huntington Steele), a registered investment advisor based in Seattle, Washington servicing the ultra-high-net-worth market. The total purchase price for Huntington Steele was $17,914, which includes $5,794 in cash consideration, net of $125 in cash acquired, and a contingent purchase price of $12,120. The contingent purchase price consists of amounts payable to the sellers upon the attainment of specified financial measures determined at various intervals occurring between 2019 and 2023. The Company made a payment of $433 to the sellers during the three months ended June 30, 2019. As of June 30, 2019, the current portion of the contingent purchase price of $535 is included in Accrued liabilities on the accompanying Balance

Sheet. The long-term portion of the contingent consideration of $11,152 is included in Other long-term liabilities on the accompanying Balance Sheet.

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
There were no changes to the Company's goodwill during the six months ended June 30, 2019.
The Company recognized $1,842 and $1,696 of amortization expense related to the intangible assets acquired through the acquisitions of Huntington Steele and Archway during the six months ended June 30, 2019 and 2018, respectively.

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
Disaggregation of Revenue
The following tables provide additional information pertaining to our revenues disaggregated by major product line and primary geographic market based on the location of the use of the products or services for each of the Company’s business segments for the three months ended June 30, 2019 and 2018:

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
Major Product Lines:	For the Three Months Ended June 30, 2019
Investment management fees from pooled investment products	$33,451	$70,087	$13,799	$184	$325	$117,846
Investment management fees from investment management agreements	283	25,448	67,076	—	2,713	95,520
Investment operations fees	362	—	—	99,932	—	100,294
Investment processing fees - PaaS	43,156	—	—	—	—	43,156
Investment processing fees - SaaS	34,776	—	—	2,593	—	37,369
Professional services fees	2,586	—	—	1,548	—	4,134
Account fees and other	1,478	4,587	234	4,945	23	11,267
Total revenues	$116,092	$100,122	$81,109	$109,202	$3,061	$409,586

Primary Geographic Markets:
United States	$74,889	$100,122	$63,653	$101,794	$3,061	$343,519
United Kingdom	25,695	—	13,140	—	—	38,835
Canada	10,882	—	1,708	—	—	12,590
Ireland	4,626	—	2,356	7,408	—	14,390
Other	—	—	252	—	—	252
Total revenues	$116,092	$100,122	$81,109	$109,202	$3,061	$409,586

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
Major Product Lines:	For the Three Months Ended June 30, 2018
Investment management fees from pooled investment products	$35,164	$72,481	$15,347	$239	$237	$123,468
Investment management fees from investment management agreements	214	23,389	67,608	80	2,549	93,840
Investment operations fees	375	—	—	88,311	—	88,686
Investment processing fees - PaaS	43,915	—	—	642	—	44,557
Investment processing fees - SaaS	35,453	—	—	2,370	—	37,823
Professional services fees	4,195	—	—	1,981	—	6,176
Account fees and other	1,810	4,020	479	3,943	28	10,280
Total revenues	$121,126	$99,890	$83,434	$97,566	$2,814	$404,830

Primary Geographic Markets:
United States	$75,669	$99,890	$64,048	$92,845	$2,814	$335,266
United Kingdom	29,005	—	13,894	—	—	42,899
Canada	11,516	—	2,134	—	—	13,650
Ireland	4,936	—	3,027	4,721	—	12,684
Other	—	—	331	—	—	331
Total revenues	$121,126	$99,890	$83,434	$97,566	$2,814	$404,830

The following tables provide additional information pertaining to our revenues disaggregated by major product line and primary geographic market based on the location of the use of the products or services for each of the Company’s business segments for the six months ended June 30, 2019 and 2018:

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
Major Product Lines:	For the Six Months Ended June 30, 2019
Investment management fees from pooled investment products	$66,424	$136,710	$27,460	$389	$634	$231,617
Investment management fees from investment management agreements	985	49,286	133,247	—	5,411	188,929
Investment operations fees	738	—	—	194,799	—	195,537
Investment processing fees - PaaS	87,067	—	—	—	—	87,067
Investment processing fees - SaaS	69,484	—	—	5,142	—	74,626
Professional services fees	6,363	—	—	2,965	—	9,328
Account fees and other	3,290	8,887	515	10,556	54	23,302
Total revenues	$234,351	$194,883	$161,222	$213,851	$6,099	$810,406

Primary Geographic Markets:
United States	$152,343	$194,883	$125,978	$199,852	$6,099	$679,155
United Kingdom	51,045	—	26,606	—	—	77,651
Canada	21,542	—	3,435	—	—	24,977
Ireland	9,421	—	4,667	13,999	—	28,087
Other	—	—	536	—	—	536
Total revenues	$234,351	$194,883	$161,222	$213,851	$6,099	$810,406

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
Major Product Lines:	For the Six Months Ended June 30, 2018
Investment management fees from pooled investment products	$70,354	$144,899	$31,205	$239	$462	$247,159
Investment management fees from investment management agreements	412	46,153	136,884	163	4,183	187,795
Investment operations fees	757	—	—	175,766	—	176,523
Investment processing fees - PaaS	88,500	—	—	1,125	—	89,625
Investment processing fees - SaaS	70,055	—	—	4,735	—	74,790
Professional services fees	9,614	—	—	3,868	—	13,482
Account fees and other	3,598	8,030	836	8,525	65	21,054
Total revenues	$243,290	$199,082	$168,925	$194,421	$4,710	$810,428

Primary Geographic Markets:
United States	$153,802	$199,082	$128,816	$184,604	$4,710	$671,014
United Kingdom	56,530	—	28,681	—	—	85,211
Canada	23,117	—	4,805	—	—	27,922
Ireland	9,841	—	5,454	9,817	—	25,112
Other	—	—	1,169	—	—	1,169
Total revenues	$243,290	$199,082	$168,925	$194,421	$4,710	$810,428

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

Note 15.    Leases
The Company has operating leases for corporate facilities and equipment. The Company's expense related to leases during the three and six months ended June 30, 2019 was $2,529 and $5,097, respectively, and is included in Facilities, supplies and other costs on the accompanying Consolidated Statement of Operations.
The Company's future minimum lease payments under non-cancelable leases as of June 30, 2019 are as follows:

2019 (excluding the six months ended June 30, 2019)	$2,328
2020	8,929
2021	7,618
2022	7,326
2023	7,326
Thereafter	17,530
Total future minimum lease payments	51,057
Less: Imputed interest	(3,371)
Total	$47,686

The following table provides supplemental Consolidated Balance Sheet information related to the Company's leases:

June 30, 2019
Short-term operating lease liabilities	$8,259
Long-term operating lease liabilities	39,427
Total operating lease liabilities	$47,686

Weighted average remaining lease term	6.8 years

Weighted average discount rate	2.78%

The following table provides supplemental cash flow information related to the Company's leases:

For the Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities	$5,405

Right-of-use assets obtained in exchange for lease obligations	2,810

As of June 30, 2019, the Company has additional operating lease exposure that have not yet commenced of $1,291. These operating leases will have a commencement date occurring in the remainder of 2019 and have a lease term of five years.

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

Overview
Consolidated Summary
We are a leading global provider of investment processing, investment management and investment operations platforms. We help corporations, financial institutions, financial advisors and ultra-high-net-worth families create and manage wealth by providing comprehensive, innovative, investment and investment-business platforms. Investment processing fees are earned as monthly fees for contracted services, including computer processing services, software licenses and investment operations services, as well as transaction-based fees for providing securities valuation and trade-execution. Investment operations and investment management fees are earned as a percentage of average assets under management, administration or advised assets. As of June 30, 2019, through our subsidiaries and partnerships in which we have a significant interest, we manage, advise or administer $970.2 billion in hedge, private equity, mutual fund and pooled or separately managed assets, including $335.3 billion in assets under management and $630.5 billion in client assets under administration. Our affiliate, LSV Asset Management (LSV), manages $103.6 billion of assets which are included as assets under management.
Our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018 were:

	Three Months Ended June 30,		Percent Change*	Six Months Ended June 30,		Percent Change*
	2019	2018		2019	2018
Revenues	$409,586	$404,830	1%	$810,406	$810,428	—%
Expenses	289,450	294,540	(2)%	586,709	583,822	—%
Income from operations	120,136	110,290	9%	223,697	226,606	(1)%
Net gain (loss) from investments	231	(139)	NM	1,510	(549)	NM
Interest income, net of interest expense	4,147	3,030	37%	8,247	5,275	56%
Equity in earnings from unconsolidated affiliate	37,832	41,073	(8)%	75,149	81,680	(8)%
Income before income taxes	162,346	154,254	5%	308,603	313,012	(1)%
Income taxes	35,806	32,577	10%	68,082	51,497	32%
Net income	126,540	121,677	4%	240,521	261,515	(8)%
Diluted earnings per common share	$0.82	$0.75	9%	$1.54	$1.61	(4)%
* Variances noted "NM" indicate the percent change is not meaningful.
The following items had a significant impact on our financial results for the three and six months ended June 30, 2019 and 2018:

•
Revenue from Asset management, administration and distribution fees increased primarily from higher assets under administration in our Investment Managers segment. Our average assets under administration increased $71.1 billion, or 13 percent, to $608.9 billion in the first six months of 2019 as compared to $537.8 billion during the first six months of 2018. Our average assets under management, excluding LSV, decreased $4.4 billion, or two percent, to $225.9 billion in the first six months of 2019 as compared to $230.3 billion during the first six months of 2018.

•
Information processing and software servicing fees in our Private Banks segment decreased by $5.5 million during the first six months of 2019 due to decreased non-recurring fees and previously announced client losses.

•
Our proportionate share in the earnings of LSV decreased to $75.1 million in the first six months of 2019 as compared to $81.7 million in the first six months of 2018 primarily due to lower assets under management from LSV's existing clients from the significant market depreciation in late 2018, lower performance fees and negative cash flows. Market appreciation during the first six months of 2019 partially offset the decline in LSV's assets under management.

•
Our operating expenses, primarily personnel costs, increased in the first six months of 2019 and decreased in the second quarter as compared to the prior year periods. The decline in the second quarter was primarily due to cost containment measures implemented in late 2018 and early 2019. These operating expenses are included in Compensation, benefits and other personnel costs on the accompanying Consolidated Statements of Operations.

•
We capitalized $18.7 million in the first six months of 2019 for the SEI Wealth Platform as compared to $23.8 million in the first six months of 2018. Amortization expense related to SWP increased to $20.9 million during the first six months of 2019 as compared to $19.6 million during the first six months of 2018 due to significant enhancements.

•
Our effective tax rate during the second quarter of 2019 was 22.1 percent as compared to 21.1 percent during the second quarter of 2018. Our tax rate was 22.1 percent during the first six months of 2019 as compared to 16.5 percent during the first six months of 2018. The increase in our effective tax rate for both periods was primarily due to reduced tax benefits from a lower volume of stock option exercise activity (See the caption "Income Taxes" later in this discussion for more information).

•	We continued our stock repurchase program during 2019 and purchased 3.6 million shares for $185.8 million in the six month period.

Ending Asset Balances
(In millions)

	As of June 30,		Percent Change
	2019	2018
Private Banks:
Equity and fixed-income programs	$22,563	$22,448	1%
Collective trust fund programs	4	4	—%
Liquidity funds	3,322	3,471	(4)%
Total assets under management	$25,889	$25,923	—%
Client assets under administration	23,387	22,435	4%
Total assets	$49,276	$48,358	2%
Investment Advisors:
Equity and fixed-income programs	$64,591	$62,227	4%
Collective trust fund programs	6	5	20%
Liquidity funds	2,618	3,101	(16)%
Total assets under management	$67,215	$65,333	3%
Institutional Investors:
Equity and fixed-income programs	$82,335	$83,687	(2)%
Collective trust fund programs	78	73	7%
Liquidity funds	2,173	2,594	(16)%
Total assets under management	$84,586	$86,354	(2)%
Client assets under advisement	3,598	4,544	(21)%
Total assets	$88,184	$90,898	(3)%
Investment Managers:
Equity and fixed-income programs	$—	$95	NM
Collective trust fund programs	51,838	45,213	15%
Liquidity funds	472	496	(5)%
Total assets under management	$52,310	$45,804	14%
Client assets under administration (A)	607,086	522,700	16%
Total assets	$659,396	$568,504	16%
Investments in New Businesses:
Equity and fixed-income programs	$1,566	$1,120	40%
Liquidity funds	141	106	33%
Total assets under management	$1,707	$1,226	39%
Client assets under advisement	887	807	10%
Total assets	$2,594	$2,033	28%
LSV:
Equity and fixed-income programs (B)	$103,575	$106,505	(3)%
Total:
Equity and fixed-income programs (C)	$274,630	$276,082	(1)%
Collective trust fund programs	51,926	45,295	15%
Liquidity funds	8,726	9,768	(11)%
Total assets under management	$335,282	$331,145	1%
Client assets under advisement	4,485	5,351	(16)%
Client assets under administration (D)	630,473	545,135	16%
Total assets under management, advisement and administration	$970,240	$881,631	10%

(A)	Client assets under administration in the Investment Managers segment include $57.1 billion of assets that are at fee levels below our normal full service assets (as of June 30, 2019).

(B)	Equity and fixed-income programs include assets managed by LSV in which fees are based on performance only. The ending value of these assets as of June 30, 2019 was $2.8 billion.

(C)	Equity and fixed-income programs include $5.5 billion of assets invested in various asset allocation funds at June 30, 2019.

(D)	In addition to the numbers presented, SEI also administers an additional $11.6 billion in Funds of Funds assets (as of June 30, 2019) on which SEI does not earn an administration fee.

Average Asset Balances
(In millions)

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2019	2018		2019	2018
Private Banks:
Equity and fixed-income programs	$22,088	$22,870	(3)%	$21,960	$23,141	(5)%
Collective trust fund programs	4	4	—%	4	4	—%
Liquidity funds	3,388	3,516	(4)%	3,547	3,618	(2)%
Total assets under management	$25,480	$26,390	(3)%	$25,511	$26,763	(5)%
Client assets under administration	23,124	22,605	2%	22,611	23,002	(2)%
Total assets	$48,604	$48,995	(1)%	$48,122	$49,765	(3)%
Investment Advisors:
Equity and fixed-income programs	$62,419	$62,890	(1)%	$60,576	$62,770	(3)%
Collective trust fund programs	6	5	20%	6	5	20%
Liquidity funds	3,465	2,429	43%	4,382	2,360	86%
Total assets under management	$65,890	$65,324	1%	$64,964	$65,135	—%
Institutional Investors:
Equity and fixed-income programs	$82,597	$85,045	(3)%	$82,161	$86,126	(5)%
Collective trust fund programs	78	72	8%	79	75	5%
Liquidity funds	2,342	2,621	(11)%	2,359	2,763	(15)%
Total assets under management	$85,017	$87,738	(3)%	$84,599	$88,964	(5)%
Client assets under advisement	3,641	4,301	(15)%	3,568	4,342	(18)%
Total assets	$88,658	$92,039	(4)%	$88,167	$93,306	(6)%
Investment Managers:
Equity and fixed-income programs	$—	$109	NM	$—	$103	NM
Collective trust fund programs	50,108	45,646	10%	48,715	47,445	3%
Liquidity funds	497	649	(23)%	528	742	(29)%
Total assets under management	$50,605	$46,404	9%	$49,243	$48,290	2%
Client assets under administration (A)	600,509	522,679	15%	586,287	514,815	14%
Total assets	$651,114	$569,083	14%	$635,530	$563,105	13%
Investments in New Businesses:
Equity and fixed-income programs	$1,436	$1,090	32%	$1,415	$1,098	29%
Liquidity funds	178	95	87%	190	83	129%
Total assets under management	$1,614	$1,185	36%	$1,605	$1,181	36%
Client assets under advisement	917	813	13%	813	432	88%
Total assets	$2,531	$1,998	27%	$2,418	$1,613	50%
LSV:
Equity and fixed-income programs (B)	$102,919	$108,380	(5)%	$103,718	$109,142	(5)%
Total:
Equity and fixed-income programs (C)	$271,459	$280,384	(3)%	$269,830	$282,380	(4)%
Collective trust fund programs	50,196	45,727	10%	48,804	47,529	3%
Liquidity funds	9,870	9,310	6%	11,006	9,566	15%
Total assets under management	$331,525	$335,421	(1)%	$329,640	$339,475	(3)%
Client assets under advisement	4,558	5,114	(11)%	4,381	4,774	(8)%
Client assets under administration (D)	623,633	545,284	14%	608,898	537,817	13%
Total assets under management, advisement and administration	$959,716	$885,819	8%	$942,919	$882,066	7%

(A) Average client assets under administration in the Investment Managers segment for the three months ended June 30, 2019 include $56.7 billion that are at fee levels below our normal full service assets.
(B) Equity and fixed-income programs include assets managed by LSV in which fees are based on performance only. The average value of these assets for the three months ended June 30, 2019 was $2.8 billion.

(C)	Equity and fixed-income programs include $5.6 billion of average assets invested in various asset allocation funds for the three months ended June 30, 2019.

(D)
In addition to the numbers presented, SEI also administers an additional $11.5 billion of average assets in Funds of Funds assets for the three months ended June 30, 2019 on which SEI does not earn an administration fee.

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

Business Segments
Revenues, Expenses and Operating Profit (Loss) for our business segments for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 were as follows:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2019	2018		2019	2018
Private Banks:
Revenues	$116,092	$121,126	(4)%	$234,351	$243,290	(4)%
Expenses	107,790	114,842	(6)%	218,752	227,044	(4)%
Operating Profit	$8,302	$6,284	32%	$15,599	$16,246	(4)%
Operating Margin	7%	5%		7%	7%
Investment Advisors:
Revenues	$100,122	$99,890	—%	$194,883	$199,082	(2)%
Expenses	50,558	53,052	(5)%	103,060	105,505	(2)%
Operating Profit	$49,564	$46,838	6%	$91,823	$93,577	(2)%
Operating Margin	50%	47%		47%	47%
Institutional Investors:
Revenues	$81,109	$83,434	(3)%	$161,222	$168,925	(5)%
Expenses	39,361	40,871	(4)%	78,115	82,120	(5)%
Operating Profit	$41,748	$42,563	(2)%	$83,107	$86,805	(4)%
Operating Margin	51%	51%		52%	51%
Investment Managers:
Revenues	$109,202	$97,566	12%	$213,851	$194,421	10%
Expenses	68,371	63,321	8%	137,437	126,659	9%
Operating Profit	$40,831	$34,245	19%	$76,414	$67,762	13%
Operating Margin	37%	35%		36%	35%
Investments in New Businesses:
Revenues	$3,061	$2,814	9%	$6,099	$4,710	29%
Expenses	6,797	5,940	14%	12,737	11,038	15%
Operating Loss	$(3,736)	$(3,126)	NM	$(6,638)	$(6,328)	NM
For additional information pertaining to our business segments, see Note 9 to the Consolidated Financial Statements.

Private Banks

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2019	2018		2019	2018
Revenues:
Information processing and software servicing fees	$82,045	$85,398	(4)%	$166,347	$171,843	(3)%
Asset management, administration & distribution fees	34,047	35,728	(5)%	68,004	71,447	(5)%
Total revenues	$116,092	$121,126	(4)%	$234,351	$243,290	(4)%
Revenues decreased $5.0 million, or four percent, in the three month period and decreased $8.9 million, or four percent, in the six month period ended June 30, 2019 and were primarily affected by:

•	Decreased investment processing fees from the loss of clients offset by new client conversions;

•	Decreased non-recurring professional services fees from existing clients as well as clients scheduled for implementation;

•	Decreased investment management fees from existing clients due to negative cash flows; and

•	The negative impact from foreign currency exchange rate fluctuations between the U.S. dollar and the British pound on our foreign operations.
Operating margins increased to seven percent compared to five percent in the three month period and remained at seven percent in the six month period. Operating income increased by $2.0 million, or 32 percent, in the three month period and decreased $600 thousand, or four percent, in the six month period and was primarily affected by:

•	A decrease in revenues;

•	Increased amortization expense related to SWP due to continued enhancements; and

•	The net negative impact from foreign currency exchange rate fluctuations between the U.S. dollar and the British pound on our foreign operations; partially offset by

•	Decreased non-capitalized costs, mainly personnel and consulting costs, related to maintenance, support and client migrations to SWP; and

•	Decreased direct expenses associated with decreased investment management fees from existing international clients.

Investment Advisors

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2019	2018		2019	2018
Revenues:
Investment management fees-SEI fund programs	$70,087	$73,451	(5)%	$136,710	$146,786	(7)%
Separately managed account fees	25,448	22,419	14%	49,286	44,267	11%
Other fees	4,587	4,020	14%	8,887	8,029	11%
Total revenues	$100,122	$99,890	—%	$194,883	$199,082	(2)%
Revenues increased slightly in the three month period and decreased $4.2 million, or two percent, in the six month period ended June 30, 2019 and were primarily affected by:

•
Decreased investment management fees as favorable market conditions were more than offset by negative cash flows and a decrease in average basis points earned on assets due to client-directed shifts into lower fee investment products including SEI liquidity products and ETF programs; partially offset by

•	Increased separately managed account program fees from positive cash flows into SEI’s ETF programs; and

•	Increase in account fees due to an increase in the number of advisor accounts on the SEI Wealth Platform.

Operating margin increased to 50 percent compared to 47 percent in the three month period and remained at 47 percent in the six month period. Operating income increased $2.7 million, or six percent, in the three month period and decreased $1.8 million, or two percent, in the six month period and was primarily affected by:

•	A decrease in revenues;

•	Increased personnel costs for marketing to and servicing new advisors;

•	Increased direct expenses associated with increased assets into our investment products; and

•	Increased amortization expense related to SWP due to continued enhancements; partially offset by

•	Decreased non-capitalized costs, mainly personnel and consulting costs, related to maintenance, support and client migrations to SWP;

•	Decreased sales compensation expense; and

•
Decreased costs associated with accounts formerly processed on TRUST 3000® due to client migrations to SWP partially offset by approximately $400 thousand of remaining fixed costs during second quarter 2019.

Institutional Investors
Revenues decreased $2.3 million, or three percent, in the three month period and decreased $7.7 million, or five percent, in the six month period ended June 30, 2019 and were primarily affected by:

•	Defined benefit client losses, mainly resulting from acquisitions and plan curtailments; and

•	The negative impact from foreign currency exchange rate fluctuations between the U.S. dollar and the British pound on our foreign operations; partially offset by

•	Asset funding from new sales of our investment management platforms; and

•	Increased investment management fees from market appreciation.
Operating margin remained at 51 percent in the three and six month periods. Operating income decreased $800 thousand, or two percent, in the three month period and decreased $3.7 million, or four percent, in the six month period and was primarily affected by:

•	A decrease in revenues; and

•	The net negative impact from foreign currency exchange rate fluctuations between the U.S. dollar and the British pound on our foreign operations; partially offset by

•	Decreased direct expenses associated with investment management fees.

Investment Managers
Revenues increased $11.6 million, or 12 percent, in the three month period and increased $19.4 million, or 10 percent, in the six month period ended June 30, 2019 and were primarily affected by:

•	Positive cash flows into alternative, traditional and separately managed account offerings from new and existing clients; partially offset by

•	Client losses and fund closures.
Operating margin increased to 37 percent compared to 35 percent in the three month period and increased to 36 percent compared to 35 percent in the six month period. Operating income increased $6.6 million, or 19 percent, in the three month period and increased $8.7 million, or 13 percent, in the six month period and was primarily affected by:

•	An increase in revenues; and

•	The net positive impact from foreign currency exchange rate fluctuations between the U.S. dollar and the Euro on our foreign operations; partially offset by

•	Increased personnel expenses, technology and other operational costs to service new and existing clients; and

•	Increased non-capitalized investment spending, mainly consulting costs.

Other
Corporate overhead expenses
Corporate overhead expenses primarily consist of general and administrative expenses and other costs not directly attributable to a reportable business segment. Corporate overhead expenses were $16.6 million and $16.5 million in the three months ended June 30, 2019 and 2018, respectively, and $36.6 million and $31.5 million in the six months ended June 30, 2019 and 2018, respectively. The increase in corporate overhead expenses is primarily due to increased non-recurring personnel-related costs, primarily severance costs.
Other income and expense
Other income and expense items on the accompanying Consolidated Statements of Operations consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net gain (loss) from investments	$231	$(139)	$1,510	$(549)
Interest and dividend income	4,313	3,162	8,570	5,664
Interest expense	(166)	(132)	(323)	(389)
Equity in earnings of unconsolidated affiliate	37,832	41,073	75,149	81,680
Total other income and expense items, net	$42,210	$43,964	$84,906	$86,406
Interest and dividend income
Interest and dividend income is earned based upon the amount of cash that is invested daily. The increase in interest and dividend income in the three and six months ended June 30, 2019 was due to an overall increase in interest rates.
Equity in earnings of unconsolidated affiliate
Equity in earnings of unconsolidated affiliate reflects our less than 50 percent ownership in LSV. As of June 30, 2019, our total partnership interest in LSV was 38.9 percent. The table below presents the revenues and net income of LSV and our proportionate share in LSV's earnings.

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2019	2018		2019	2018
Revenues of LSV	$123,017	$132,111	(7)%	$243,932	$263,829	(8)%
Net income of LSV	97,271	105,605	(8)%	193,219	210,011	(8)%

SEI's proportionate share in earnings of LSV	$37,832	$41,073	(8)%	$75,149	$81,680	(8)%
The decline in our earnings from LSV in the three and six months ended June 30, 2019 was primarily due to decreased assets under management from LSV's existing clients due to the significant market depreciation in late 2018, lower performance fees and negative cash flows. Market appreciation during the first six months of 2019 partially offset the decline in LSV's assets under management. Average assets under management by LSV decreased $5.4 billion to $103.7 billion during the six months ended June 30, 2019 as compared to $109.1 billion during the six months ended June 30, 2018, a decrease of five percent.
Income Taxes
Our effective income tax rates for the three and six months ended June 30, 2019 and 2018 differs from the federal income tax statutory rate due to the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Statutory rate	21.0%	21.0%	21.0%	21.0%
State taxes, net of federal tax benefit	2.6	2.3	2.6	2.3
Foreign tax expense and tax rate differential	(0.1)	(0.1)	(0.1)	(0.1)
Tax benefit from stock option exercises	(1.1)	(2.0)	(1.1)	(6.5)
Other, net	(0.3)	(0.1)	(0.3)	(0.2)
	22.1%	21.1%	22.1%	16.5%
The increase in our effective tax rate for the three and six months ended June 30, 2019 was primarily due to reduced tax benefits due to a lower volume of stock option exercise activity as compared to the prior year periods.

Fair Value Measurements
The fair value of our financial assets and liabilities, except for the investment funds sponsored by LSV, is determined in accordance with the fair value hierarchy. The fair value of the investment funds sponsored by LSV is measured using the net asset value per share (NAV) as a practical expedient. The fair value of all other financial assets are determined using Level 1 or Level 2 inputs and consist mainly of investments in equity or fixed-income mutual funds that are quoted daily and Government National Mortgage Association (GNMA) and other U.S. government agency securities that are single issuer pools that are valued based on current market data of similar assets. The Company's Level 3 financial liabilities at June 30, 2019 consist entirely of the estimated contingent consideration of $12.1 million resulting from an acquisition (See Note 12 to the Notes to Consolidated Financial Statements). We did not have any financial liabilities at December 31, 2018 that were required to be measured at fair value on a recurring basis (See Note 4 to the Notes to Consolidated Financial Statements).
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
Liquidity and Capital Resources

	Six Months Ended June 30,
	2019	2018
Net cash provided by operating activities	$217,645	$262,876
Net cash used in investing activities	(30,306)	(63,909)
Net cash used in financing activities	(259,869)	(243,732)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	277	(6,036)
Net decrease in cash, cash equivalents and restricted cash	(72,253)	(50,801)
Cash, cash equivalents and restricted cash, beginning of period	758,039	747,752
Cash, cash equivalents and restricted cash, end of period	$685,786	$696,951
Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing. At June 30, 2019, our unused sources of liquidity consisted of cash and cash equivalents and the amount available under our credit facility.
Our credit facility provides for borrowings of up to $300.0 million and is scheduled to expire in June 2021 (See Note 6 to the Consolidated Financial Statements). As of July 18, 2019, we had outstanding letters of credit of $11.7 million which reduced our amount available under the credit facility to $288.3 million. These letters of credit were primarily issued for the expansion of our corporate headquarters and are due to expire during the remainder of 2019.

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
The majority of our excess cash reserves are primarily placed in accounts located in the United States that invest entirely in SEI-sponsored money market mutual funds denominated in the U.S. dollar. We also utilize demand deposit accounts or money market accounts at several well-established financial institutions located in the United States. Accounts used to manage these excess cash reserves do not impose any restrictions or limitations that would prevent us from being able to access such cash amounts immediately. As of July 18, 2019, the amount of cash and cash equivalents considered free and immediately accessible for other general corporate purposes was $328.2 million.
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
Cash flows from operations decreased $45.2 million in the first six months of 2019 compared to the first six months of 2018 primarily from the decrease in our net income, lower distribution payments received from our unconsolidated affiliate, LSV, and the negative impact from the change in our working capital accounts.
Net cash used in investing activities includes:
•Purchases, sales and maturities of marketable securities. Our purchases, sales and maturities of marketable securities in the first six months of 2019 and 2018 were as follows:

	Six Months Ended June 30,
	2019	2018
Purchases	$(77,891)	$(74,957)
Sales and maturities	85,012	64,626
Net investing activities from marketable securities	$7,121	$(10,331)

•
The capitalization of costs incurred in developing computer software. We capitalized $19.2 million of software development costs in the first six months of 2019 as compared to $24.6 million in the first six months of 2018. The majority of our software development costs are related to significant enhancements for the expanded functionality of the SEI Wealth Platform.

•
Capital expenditures. Our capital expenditures in the first six months of 2019 were $18.2 million as compared to $12.7 million in the first six months of 2018. Our expenditures in 2019 and 2018 primarily include purchased software, equipment for our data center operations and the expansion of our corporate headquarters.

Net cash used in financing activities includes:

•
The repurchase of our common stock. Our Board of Directors has authorized the repurchase of our common stock through multiple authorizations. Currently, there is no expiration date for our common stock repurchase program. We had total capital outlays of $183.4 million during the first six months of 2019 and $189.4 million during the first six months of 2018 for the repurchase of our common stock.

•
Proceeds from the issuance of our common stock. We received $24.3 million in proceeds from the issuance of our common stock during the first six months of 2019 as compared to $70.0 million during the first six months of 2018. The decrease in proceeds is primarily attributable to a lower level of stock option exercise activity.

•	Dividend payments. Cash dividends paid were $100.7 million in the first six months of 2019 as compared to $94.3 million in the first six months of 2018.

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
(b) Change in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our leases and properly assessed the impact of the new accounting standard related to leases on our consolidated financial statements to facilitate the adoption of this standard on January 1, 2019 as well as the ongoing accounting under the new standard. There were no significant changes to our internal control over financial reporting during 2019 as a result of the ongoing accounting under the new accounting standard.

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
On July 9, 2019, the District Court issued an order granting SEI’s Summary Judgment Motion to dismiss the remaining Section 714(B) claim in the Lillie proceeding and denying Plaintiffs’ Motion for Continuance of SEI and SPTC’s Motion for Summary Judgment pursuant to Rule 56(d).
On July 16, 2019, SEI and SPTC filed a Motion for Summary Judgment pursuant to Rule 56(d) in the Ahders proceeding to have the remaining Section 714(B) claim dismissed.
On July 17, 2019, Plaintiffs filed a Motion for Reconsideration and/or New Trial as to the July 9, 2019 Ruling and Order (ECF 146) by the Honorable Brian A. Jackson denying a continuance of SEI’s Motion for Summary Judgment pursuant to Rule 56(d). SEI and SPTC expect to file an answer to Plaintiffs’ Motion for Reconsideration on or before the deadline for responding of August 8, 2019.
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
On May 14, 2019, Plaintiff and SEI filed notice with the court of their collective intent to settle the Stevens Litigation. As of the date of this report, the terms of the settlement have not yet been finalized, and will be subject to court review and approval. Although SEI has agreed to settle this matter in the very early stages of the litigation in order to avoid the high cost of protracted class-action litigation and internal distractions such cases bring, SEI believes its defenses against the plaintiff’s allegations remain valid.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

(e)
Our Board of Directors has authorized the repurchase of up to $3.928 billion worth of our common stock through multiple authorizations. Currently, there is no expiration date for our common stock repurchase program. On July 23, 2019, our Board of Directors approved an increase in the stock repurchase program by an additional $250.0 million, increasing the available authorization to approximately $280.1 million.

Information regarding the repurchase of common stock during the three months ended June 30, 2019 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 2019	275,000	$53.60	275,000	$112,348,000
May 2019	825,000	51.99	825,000	69,459,000
June 2019	725,000	54.34	725,000	30,061,000
Total	1,825,000	$53.17	1,825,000

Item 6.    Exhibits.
The following is a list of exhibits filed as part of the Form 10-Q.

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32	Section 1350 Certifications.

99.1	Press release dated July 24, 2019 of SEI Investments Company related to the Company's financial and operating results for the second quarter ended June 30, 2019.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEI INVESTMENTS COMPANY

Date:	July 25, 2019	By:	/s/ Dennis J. McGonigle
Dennis J. McGonigle
Chief Financial Officer