Form 10-Q
period 2019-09-30
SEI INVESTMENTS CO
filed 2019-10-24
CIK 350894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q
________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, as of the close of business on October 17, 2019:

Common Stock, $0.01 par value	150,256,238

PART I.        FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements.

SEI Investments Company
Consolidated Balance Sheets
(unaudited)
(In thousands, except par value)

	September 30, 2019	December 31, 2018
Assets
Current Assets:
Cash and cash equivalents	$767,809	$754,525
Restricted cash	3,100	3,514
Receivables from investment products	52,140	49,869
Receivables, net of allowance for doubtful accounts of $1,311 and $718	349,332	315,336
Securities owned	32,862	30,892
Other current assets	34,894	36,676
Total Current Assets	1,240,137	1,190,812
Property and Equipment, net of accumulated depreciation of $346,377 and $338,206	154,584	145,863
Operating Lease Right-of-Use Assets	41,054	—
Capitalized Software, net of accumulated amortization of $430,644 and $395,171	300,848	309,500
Investments Available for Sale	101,580	111,901
Investments in Affiliated Funds, at fair value	5,533	4,887
Investment in Unconsolidated Affiliate	41,437	52,342
Goodwill	64,489	64,489
Intangible Assets, net of accumulated amortization of $7,853 and $5,090	28,907	31,670
Deferred Contract Costs	28,506	24,007
Deferred Income Taxes	1,421	2,042
Other Assets, net	32,109	34,155
Total Assets	$2,040,605	$1,971,668
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Balance Sheets
(unaudited)
(In thousands, except par value)

	September 30, 2019	December 31, 2018
Liabilities and Equity
Current Liabilities:
Accounts payable	$8,712	$10,920
Accrued liabilities	193,919	279,634
Current portion of long-term operating lease liabilities	7,888	—
Deferred revenue	5,529	5,154
Total Current Liabilities	216,048	295,708
Long-term Income Taxes Payable	803	803
Deferred Income Taxes	56,339	57,795
Long-term Operating Lease Liabilities	37,816	—
Other Long-term Liabilities	26,292	24,215
Total Liabilities	337,298	378,521
Commitments and Contingencies
Shareholders' Equity:
Common stock, $0.01 par value, 750,000 shares authorized; 150,222 and 153,634 shares issued and outstanding	1,502	1,536
Capital in excess of par value	1,137,636	1,106,641
Retained earnings	599,949	517,970
Accumulated other comprehensive loss, net	(35,780)	(33,000)
Total Shareholders' Equity	1,703,307	1,593,147
Total Liabilities and Shareholders' Equity	$2,040,605	$1,971,668
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Statements of Operations
(unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Asset management, administration and distribution fees	$330,943	$322,778	$969,812	$955,495
Information processing and software servicing fees	85,311	85,904	256,848	263,615
Total revenues	416,254	408,682	1,226,660	1,219,110
Expenses:
Subadvisory, distribution and other asset management costs	44,978	45,276	134,960	135,690
Software royalties and other information processing costs	7,198	7,767	22,719	24,462
Compensation, benefits and other personnel	130,579	127,480	386,913	379,132
Stock-based compensation	5,453	5,878	15,555	16,396
Consulting, outsourcing and professional fees	48,789	51,758	144,325	150,906
Data processing and computer related	22,338	21,754	65,514	63,478
Facilities, supplies and other costs	15,926	16,689	51,771	52,085
Amortization	12,947	12,405	38,407	36,420
Depreciation	7,409	7,255	22,162	21,515
Total expenses	295,617	296,262	882,326	880,084
Income from operations	120,637	112,420	344,334	339,026
Net gain (loss) from investments	611	89	2,121	(460)
Interest and dividend income	4,167	3,482	12,737	9,146
Interest expense	(154)	(122)	(477)	(511)
Equity in earnings of unconsolidated affiliate	37,609	41,726	112,758	123,406
Income before income taxes	162,870	157,595	471,473	470,607
Income taxes	30,702	29,276	98,784	80,773
Net income	$132,168	$128,319	$372,689	$389,834
Basic earnings per common share	$0.88	$0.82	$2.45	$2.48
Shares used to compute basic earnings per share	150,855	156,283	152,009	157,086
Diluted earnings per common share	$0.86	$0.80	$2.40	$2.41
Shares used to compute diluted earnings per share	154,227	160,511	155,311	162,053
Dividends declared per common share	$—	$—	$0.33	$0.30
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Statements of Comprehensive Income
(unaudited)
(In thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
Net income		$132,168		$128,319		$372,689		$389,834
Other comprehensive loss, net of tax:
Foreign currency translation adjustments		(5,207)		(435)		(4,687)		(7,261)
Unrealized gain (loss) on investments:
Unrealized gains (losses) during the period, net of income taxes of $(27), $91, $(497) and $463	71		(337)		1,633		(1,662)
Less: reclassification adjustment for losses (gains) realized in net income, net of income taxes of $(23), $(29), $(73) and $(75)	96	167	130	(207)	274	1,907	(32)	(1,694)
Total other comprehensive loss, net of tax		(5,040)		(642)		(2,780)		(8,955)
Comprehensive income		$127,128		$127,677		$369,909		$380,879
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Statements of Changes in Equity
(unaudited)
(In thousands)

	Shares of Common Stock	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	For the Three Months Ended September 30, 2019
Balance, July 1, 2019	150,955	$1,509	$1,122,068	$541,664	$(30,740)	$1,634,501
Net income	—	—	—	132,168	—	132,168
Other comprehensive loss	—	—	—	—	(5,040)	(5,040)
Purchase and retirement of common stock	(1,400)	(15)	(7,469)	(73,883)	—	(81,367)
Issuance of common stock under employee stock purchase plan	21	1	998	—	—	999
Issuance of common stock upon exercise of stock options	646	7	16,586	—	—	16,593
Stock-based compensation	—	—	5,453	—	—	5,453
Balance, September 30, 2019	150,222	$1,502	$1,137,636	$599,949	$(35,780)	$1,703,307

	Shares of Common Stock	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	For the Three Months Ended September 30, 2018
Balance, July 1, 2018	156,800	$1,568	$1,094,771	$522,764	$(28,221)	$1,590,882
Net income	—	—	—	128,319	—	128,319
Other comprehensive loss	—	—	—	—	(642)	(642)
Purchase and retirement of common stock	(1,668)	(17)	(8,117)	(94,502)	—	(102,636)
Issuance of common stock under employee stock purchase plan	21	1	1,106	—	—	1,107
Issuance of common stock upon exercise of stock options	322	3	7,599	—	—	7,602
Stock-based compensation	—	—	5,878	—	—	5,878
Balance, September 30, 2018	155,475	$1,555	$1,101,237	$556,581	$(28,863)	$1,630,510
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Statements of Changes in Equity
(unaudited)
(In thousands)

	Shares of Common Stock	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	For the Nine Months Ended September 30, 2019
Balance, January 1, 2019	153,634	$1,536	$1,106,641	$517,970	$(33,000)	$1,593,147
Net income	—	—	—	372,689	—	372,689
Other comprehensive loss	—	—	—	—	(2,780)	(2,780)
Purchase and retirement of common stock	(4,950)	(50)	(26,408)	(240,726)	—	(267,184)
Issuance of common stock under employee stock purchase plan	77	1	3,391	—	—	3,392
Issuance of common stock upon exercise of stock options	1,461	15	38,457	—	—	38,472
Stock-based compensation	—	—	15,555	—	—	15,555
Dividends declared ($0.33 per share)	—	—	—	(49,984)	—	(49,984)
Balance, September 30, 2019	150,222	$1,502	$1,137,636	$599,949	$(35,780)	$1,703,307

	Shares of Common Stock	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	For the Nine Months Ended September 30, 2018
Balance, January 1, 2018	157,069	$1,571	$1,027,709	$467,467	$(19,908)	$1,476,839
Cumulative effect upon adoption of ASC 606	—	—	—	14,402	—	14,402
Net income	—	—	—	389,834	—	389,834
Other comprehensive loss	—	—	—	—	(8,955)	(8,955)
Purchase and retirement of common stock	(4,419)	(44)	(21,507)	(267,983)	—	(289,534)
Issuance of common stock under employee stock purchase plan	57	1	3,257	—	—	3,258
Issuance of common stock upon exercise of stock options	2,768	27	75,382	—	—	75,409
Stock-based compensation	—	—	16,396	—	—	16,396
Dividends declared ($0.30 per share)	—	—	—	(47,139)	—	(47,139)
Balance, September 30, 2018	155,475	$1,555	$1,101,237	$556,581	$(28,863)	$1,630,510
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Condensed Statements of Cash Flows
(unaudited)
(In thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$372,689	$389,834
Adjustments to reconcile net income to net cash provided by operating activities (See Note 1)	8,846	28,064
Net cash provided by operating activities	381,535	417,898
Cash flows from investing activities:
Additions to property and equipment	(30,515)	(21,652)
Additions to capitalized software	(26,821)	(33,371)
Purchases of marketable securities	(126,030)	(122,259)
Prepayments and maturities of marketable securities	137,783	116,568
Cash paid for acquisition, net of cash acquired	—	(5,794)
Other investing activities	2,538	(10,900)
Net cash used in investing activities	(43,045)	(77,408)
Cash flows from financing activities:
Repayments under revolving credit facility	—	(30,000)
Purchase and retirement of common stock	(262,861)	(290,563)
Proceeds from issuance of common stock	41,864	78,667
Payment of dividends	(100,745)	(94,318)
Net cash used in financing activities	(321,742)	(336,214)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,878)	(6,552)
Net increase (decrease) in cash, cash equivalents and restricted cash	12,870	(2,276)
Cash, cash equivalents and restricted cash, beginning of period	758,039	747,752
Cash, cash equivalents and restricted cash, end of period	$770,909	$745,476

Non-cash operating activities:
Operating lease right-of-use assets and lease liabilities recorded upon adoption of ASC 842	$44,169	$—
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
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain financial information and accompanying note disclosure normally included in the Company’s Annual Report on Form 10-K have been condensed or omitted. The interim financial information is unaudited but reflects all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position of the Company as of September 30, 2019, the results of operations for the three and nine months ended September 30, 2019 and 2018, and cash flows for the nine-month periods ended September 30, 2019 and 2018. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
The Company adopted the requirements of the Accounting Standards Update (ASU) No. 2016-2 Leases (Topic 842) (Accounting Standards Codifications (ASC) 842 (ASC 842)) using the modified retrospective method during the nine months ended September 30, 2019. As a result of the adoption of ASC 842, the Company recorded additional lease assets and net lease liabilities of $44,169 as of January 1, 2019. Upon implementation, the Company elected the package of practical expedients permitted under the transition guidance within the new standard which allowed the Company to carryforward the historical lease identification, classification and initial direct cost. ASC 842 did not materially impact the Company’s consolidated net income or consolidated cash flows (see following caption "Leases"). With the exception of the adoption of ASC 842, there have been no significant changes in significant accounting policies during the nine months ended September 30, 2019 as compared to the significant accounting policies described in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
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
The Company has concluded that it is not the primary beneficiary of the entities and, therefore, is not required to consolidate any of the pooled investment vehicles for which it receives asset management, distribution, administration and custodial fees under the VIE model. The entities either do not meet the definition of a VIE or the Company does not hold a variable interest in the entities. The entities either qualify for the money market scope exception, or are entities in which the Company’s asset management, distribution, administration and custodial fees are commensurate with the services provided and include fair terms and conditions, or are entities that are limited partnerships which have substantive kick-out rights. The Company acts as a fiduciary and does not hold any other interests other than insignificant seed money investments in the pooled investment vehicles. For this reason, the Company also concluded that it is not required to consolidate the pooled investment vehicles under the voting interest entity model.
The Company is a party to expense limitation agreements with certain SEI-sponsored money market funds subject to Rule 2a-7 of the Investment Company Act of 1940 which establish a maximum level of ordinary operating expenses incurred by the fund in any fiscal year including, but not limited to, fees of the administrator or its affiliates. Under the terms of these agreements, the Company waived $6,390 and $6,525 in fees during the three months ended September 30, 2019 and 2018, respectively. During the nine months ended September 30, 2019 and 2018, the Company waived $21,091 and $19,551, respectively, in fees.
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
Cash and Cash Equivalents
Cash and cash equivalents includes $319,977 and $315,840 at September 30, 2019 and December 31, 2018, respectively, primarily invested in SEI-sponsored open-ended money market mutual funds. The SEI-sponsored mutual funds are Level 1 assets.
Restricted Cash
Restricted cash includes $3,000 at September 30, 2019 and December 31, 2018 segregated for regulatory purposes related to trade-execution services conducted by SEI Investments (Europe) Limited. Restricted cash also includes $100 and $514 at September 30, 2019 and December 31, 2018, respectively, segregated in special reserve accounts for the benefit of customers of the Company’s broker-dealer subsidiary, SEI Investments Distribution Co. (SIDCO), in accordance with certain rules established by the Securities and Exchange Commission (SEC) for broker-dealers.
Capitalized Software
The Company capitalized $26,821 and $33,371 of software development costs during the nine months ended September 30, 2019 and 2018, respectively. The Company's software development costs primarily relate to significant enhancements to the SEI Wealth PlatformSM (SWP). The Company capitalized $26,029 and $32,526 of software development costs for significant enhancements to SWP during the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, the net book value of SWP was $283,128. The net book value includes $51,781 of capitalized software development costs in-progress associated with future releases. Capitalized software development costs in-progress associated with future releases of SWP were $42,238 as of December 31, 2018. SWP has a weighted average remaining life of 8.4 years. Amortization expense for SWP was $31,567 and $29,723 during the nine months ended September 30, 2019 and 2018, respectively.
Earnings per Share
The calculations of basic and diluted earnings per share for the three and nine months ended September 30, 2019 and 2018 are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$132,168	$128,319	$372,689	$389,834
Shares used to compute basic earnings per common share	150,855,000	156,283,000	152,009,000	157,086,000
Dilutive effect of stock options	3,372,000	4,228,000	3,302,000	4,967,000
Shares used to compute diluted earnings per common share	154,227,000	160,511,000	155,311,000	162,053,000
Basic earnings per common share	$0.88	$0.82	$2.45	$2.48
Diluted earnings per common share	$0.86	$0.80	$2.40	$2.41

During the three months ended September 30, 2019 and 2018, employee stock options to purchase 6,239,000 and 6,183,000 shares of common stock with an average exercise price of $54.91 and $53.38, respectively, were outstanding but not included in the computation of diluted earnings per common share. During the nine months ended September 30, 2019 and 2018, employee stock options to purchase 6,269,000 and 6,153,000 shares of common stock with an average exercise price of $54.84 and $53.15, respectively, were outstanding but not included in the computation of diluted earnings per common share. These options for the three and nine month periods were not included in the computation of diluted earnings per common share because either the performance conditions have not been satisfied or would not have been satisfied if the reporting date was the end of the contingency period or the options' exercise price was greater than the average market price of the Company’s common stock and the effect on diluted earnings per common share would have been anti-dilutive.
Leases
The Company determines if an arrangement is a lease at the inception of the contract. The Company's operating leases are included in Operating lease right-of-use (ROU) assets, Current portion of long-term operating lease liabilities, and Long-term operating lease liabilities on the accompanying Consolidated Balance Sheet.
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
The Company has elected to account for lease and non-lease components separately. Operating lease ROU assets include all contractual lease payments and initial direct costs incurred, less any lease incentives. Facility leases generally only contain lease expense and non-component items such as taxes and pass through charges. Only the lease components are included in the ROU assets and lease liabilities. Additionally, the Company has elected not to apply the recognition requirements of ASC 842 to leases which have a lease term of less than one year at the commencement date.
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
New Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13) and a subsequent amendment ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (ASU 2019-04) in April 2019. ASU 2016-13 requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. ASU 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. ASU 2019-04 provides certain improvements to ASU 2016-13. ASU 2016-13 and ASU 2019-04 become effective for the Company during the first quarter of 2020. Early adoption is permitted. The Company is currently finalizing its evaluation of ASU 2016-13 and ASU 2019-04 and does not believe the adoption of the updated standards will have a material impact on its consolidated financial statements and related disclosures.
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (ASU 2017-04). The objective of ASU 2017-04 is to simplify the subsequent measurement of goodwill by entities performing their annual goodwill impairment tests by comparing the fair value of a reporting unit, including income tax effects from any tax-deductible goodwill, with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds fair value. ASU 2017-04 is effective for the Company beginning in the first quarter of 2020. Early adoption is permitted. The Company does not believe the adoption of ASU 2017-04 will have a material impact on its consolidated financial statements and related disclosures.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13) which modifies the disclosure requirements on fair value measurements. ASU 2018-13 is effective for the Company beginning in the first quarter of 2020. The Company is currently finalizing its evaluation of ASU 2018-13 and does not believe the adoption of the updated standard will have a material impact on its consolidated financial statements and related disclosures.
In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities (ASU 2018-17). The new standard changes how entities evaluate decision-making fees under the variable interest entity guidance. ASU 2018-17 is effective for the Company beginning in the first quarter of 2020. The Company does not believe the adoption of ASU 2018-17 will have a material impact on its consolidated financial statements and related disclosures.
Statements of Cash Flows
For purposes of the Consolidated Statements of Cash Flows, the Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents.
The following table provides the details of the adjustments to reconcile net income to net cash provided by operating activities for the nine months ended September 30:

	2019	2018
Net income	$372,689	$389,834
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	22,162	21,515
Amortization	38,407	36,420
Equity in earnings of unconsolidated affiliate	(112,758)	(123,406)
Distributions received from unconsolidated affiliate	123,663	138,216
Stock-based compensation	15,555	16,396
Provision for losses on receivables	593	(29)
Deferred income tax expense	(1,405)	8,378
Net (gain) loss from investments	(2,121)	460
Change in long-term income taxes payable	—	(9,859)
Change in other long-term liabilities	2,077	1,930
Change in other assets	(56)	(4,214)
Contract costs capitalized, net of amortization	(4,499)	(3,463)
Other	(721)	(99)
Change in current assets and liabilities
(Increase) decrease in
Receivables from investment products	(2,271)	2,263
Receivables	(34,589)	(44,878)
Other current assets	729	(5,955)
(Decrease) increase in
Accounts payable	(2,208)	3,893
Accrued liabilities	(34,087)	(9,717)
Deferred revenue	375	213
Total adjustments	8,846	28,064
Net cash provided by operating activities	$381,535	$417,898

Note 2.	Investment in Unconsolidated Affiliate
LSV Asset Management
The Company has an investment in LSV Asset Management (LSV), a registered investment advisor that provides investment advisory services primarily to institutions, including pension plans and investment companies. LSV is currently an investment sub-advisor for a limited number of SEI-sponsored investment products. The Company's partnership interest in LSV as of September 30, 2019 was 38.9%. The Company accounts for its interest in LSV using the equity method because of its less than 50% ownership. The Company’s interest in the net assets of LSV is reflected in Investment in unconsolidated affiliate on the accompanying Consolidated Balance Sheets and its interest in the earnings of LSV is reflected in Equity in earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Operations.
At September 30, 2019, the Company’s total investment in LSV was $41,437. The Company receives partnership distributions from LSV on a quarterly basis. The Company received partnership distributions from LSV of $123,663 and $138,216 in the nine months ended September 30, 2019 and 2018, respectively. As such, the Company considers these distribution payments as returns on investment rather than returns of the Company's original investment in LSV and has therefore classified the associated cash inflows as an operating activity on the Consolidated Statements of Cash Flows.
The Company’s proportionate share in the earnings of LSV was $37,609 and $41,726 during the three months ended September 30, 2019 and 2018, respectively. During the nine months ended September 30, 2019 and 2018, the Company’s proportionate share in the earnings of LSV was $112,758 and $123,406, respectively.
These tables contain condensed financial information of LSV:

Condensed Statement of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$121,232	$133,921	$365,164	$397,750
Net income	96,699	107,284	289,918	317,295

Condensed Balance Sheets	September 30, 2019	December 31, 2018
Current assets	$138,320	$138,083
Non-current assets	4,721	1,165
Total assets	$143,041	$139,248

Current liabilities	$75,192	$47,874
Non-current liabilities	4,738	—
Partners’ capital	63,111	91,374
Total liabilities and partners’ capital	$143,041	$139,248

Note 3.	Composition of Certain Financial Statement Captions
Receivables
Receivables on the accompanying Consolidated Balance Sheets consist of:

	September 30, 2019	December 31, 2018
Trade receivables	$91,372	$76,362
Fees earned, not billed	241,340	226,001
Other receivables	17,931	13,691
	350,643	316,054
Less: Allowance for doubtful accounts	(1,311)	(718)
	$349,332	$315,336

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

Property and Equipment
Property and Equipment on the accompanying Consolidated Balance Sheets consists of:

	September 30, 2019	December 31, 2018
Buildings	$162,677	$160,796
Equipment	119,585	126,954
Land	10,830	10,772
Purchased software	142,693	139,245
Furniture and fixtures	18,478	18,103
Leasehold improvements	19,656	18,959
Construction in progress	27,042	9,240
	500,961	484,069
Less: Accumulated depreciation	(346,377)	(338,206)
Property and Equipment, net	$154,584	$145,863

The Company recognized $22,162 and $21,515 in depreciation expense related to property and equipment for the nine months ended September 30, 2019 and 2018, respectively.
Deferred Contract Costs
Deferred contract costs, which primarily consist of deferred sales commissions, were $28,506 and $24,007 as of September 30, 2019 and December 31, 2018, respectively. The Company deferred expenses related to contract costs of $4,575 and $1,400 during the three months ended September 30, 2019 and 2018, respectively. During the nine months ended September 30, 2019 and 2018, the Company deferred expenses related to contract costs of $7,673 and $5,483, respectively. Amortization expense related to deferred contract costs were $3,174 and $2,020 during the nine months ended September 30, 2019 and 2018, respectively, and are included in Compensation, benefits and other personnel on the accompanying Consolidated Statements of Operations. There was no impairment loss in relation to deferred contract costs during the nine months ended September 30, 2019.
Accrued Liabilities
Accrued liabilities on the accompanying Consolidated Balance Sheets consist of:

	September 30, 2019	December 31, 2018
Accrued employee compensation	$73,997	$97,603
Accrued consulting, outsourcing and professional fees	27,491	31,000
Accrued sub-advisory, distribution and other asset management fees	45,495	42,583
Accrued dividend payable	—	50,761
Other accrued liabilities	46,936	57,687
Total accrued liabilities	$193,919	$279,634

Note 4.    Fair Value Measurements
The fair value of the Company’s financial assets and liabilities, except for the Company's investment funds sponsored by LSV, is determined in accordance with the fair value hierarchy. The fair value of the Company’s Level 1 financial assets consist mainly of investments in open-ended mutual funds that are quoted daily. Level 2 financial assets consist of Government National Mortgage Association (GNMA) mortgage-backed securities held by the Company's wholly-owned limited purpose federal thrift subsidiary, SEI Private Trust Company (SPTC), Federal Home Loan Bank (FHLB) and other U.S. government agency short-term notes held by SIDCO. The financial assets held by SIDCO were purchased as part of a cash management program requiring only short term, top-tier investment grade government and corporate securities. The financial assets held by SPTC are debt securities issued by GNMA and are backed by the full faith and credit of the U.S. government. These securities were purchased for the sole purpose of satisfying applicable regulatory requirements and have maturity dates which range from 2023 to 2041.
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
The pricing policies and procedures applied for our Level 1 and Level 2 financial assets during the nine months ended September 30, 2019 were consistent with those as described in our Annual Report on Form 10-K at December 31, 2018. The Company had no Level 3 financial assets at September 30, 2019 or December 31, 2018 that were required to be measured at fair value on a recurring basis. The Company's Level 3 financial liabilities at September 30, 2019 and December 31, 2018 consist entirely of the estimated contingent consideration resulting from an acquisition (See Note 12). The fair value of the contingent consideration was determined using a Monte-Carlo simulation model. Key assumptions for the Monte-Carlo simulation model include expected revenues, expected volatility, risk-free rate and correlation coefficient. There were no transfers of financial assets between levels within the fair value hierarchy during the nine months ended September 30, 2019.
The fair value of certain financial assets of the Company was determined using the following inputs:

		Fair Value Measurements at the End of the Reporting Period Using
Assets	September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity available-for-sale securities	$11,313	$11,313	$—
Fixed-income available-for-sale securities	90,267	—	90,267
Fixed-income securities owned	32,862	—	32,862
Investment funds sponsored by LSV (1)	5,533
	$139,975	$11,313	$123,129

		Fair Value Measurements at the End of the Reporting Period Using
Assets	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity available-for-sale securities	$10,218	$10,218	$—
Fixed-income available-for-sale securities	101,683	—	101,683
Fixed-income securities owned	30,892	—	30,892
Investment funds sponsored by LSV (1)	4,887
	$147,680	$10,218	$132,575

(1) The fair value amounts presented in the tables above are intended to permit reconciliation of the fair value hierarchy to the amounts presented on the accompanying Consolidated Balance Sheets (See Note 5).

Note 5.    Marketable Securities
Investments Available for Sale
Investments available for sale classified as non-current assets consist of:

	At September 30, 2019
	Cost Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
SEI-sponsored mutual funds	$7,477	$105	$(411)	$7,171
Equities and other mutual funds	3,476	666	—	4,142
Debt securities	89,625	642	—	90,267
	$100,578	$1,413	$(411)	$101,580

	At December 31, 2018
	Cost Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
SEI-sponsored mutual funds	$7,446	$—	$(788)	$6,658
Equities and other mutual funds	3,434	126	—	3,560
Debt securities	103,518	—	(1,835)	101,683
	$114,398	$126	$(2,623)	$111,901

Net unrealized gains at September 30, 2019 of the Company's available-for-sale debt securities were $494 (net of income tax expense of $148). Net unrealized losses at December 31, 2018 of the Company's available-for-sale debt securities were $1,413 (net of income tax benefit of $422). These net unrealized gains and losses are reported as a separate component of Accumulated other comprehensive loss on the accompanying Consolidated Balance Sheets.
There were gross realized gains of $1,031 and gross realized losses of $1,520 during the nine months ended September 30, 2018. Gross realized gains and losses from available-for-sale securities during the nine months ended September 30, 2019 were immaterial. Gains and losses from available-for-sale securities, including amounts reclassified from accumulated comprehensive loss, are reflected in Net gain (loss) from investments on the accompanying Consolidated Statements of Operations.
Investments in Affiliated Funds
The Company has an investment in funds sponsored by LSV. The Company records this investment on the accompanying Consolidated Balance Sheets at fair value. Unrealized gains and losses from the change in fair value of these funds are recognized in Net gain (loss) from investments on the accompanying Consolidated Statements of Operations.
The investment primarily consists of U.S. dollar denominated funds that invest primarily in securities of Canadian, Australian and Japanese companies as well as various other global securities. The underlying securities held by the funds are translated into U.S. dollars within the funds. The funds had a fair value of $5,533 and $4,887 at September 30, 2019 and December 31, 2018, respectively. The Company recognized gains of $646 and losses of $298 during the nine months ended September 30, 2019 and 2018, respectively, from the change in fair value of the funds. There were no material gains or losses during the three months ended September 30, 2019 and 2018 from the change in fair value of the funds.
Securities Owned
The Company’s broker-dealer subsidiary, SIDCO, has investments in U.S. government agency securities with maturity dates less than one year. These investments are reflected as Securities owned on the accompanying Consolidated Balance Sheets. Due to specialized accounting practices applicable to investments by broker-dealers, the securities are reported at fair value and changes in fair value are recorded in current period earnings. The securities had a fair value of $32,862 and $30,892 at September 30, 2019 and December 31, 2018, respectively. There were no material net gains or losses related to the securities during the three and nine months ended September 30, 2019 and 2018.

Note 6.    Line of Credit
The Company has a five-year $300,000 Credit Agreement (the Credit Facility) with Wells Fargo Bank, National Association, and a syndicate of other lenders. The Credit Facility is scheduled to expire in June 2021, at which time any aggregate principal amount of loans outstanding becomes payable in full. Any borrowings made under the Credit Facility will accrue interest at rates that, at the Company's option, are based on a base rate (the Base Rate) plus a premium that can range from 0.25% to 1.00% or the London InterBank Offered Rate (LIBOR) plus a premium that can range from 1.25% to 2.00% depending on the Company’s Leverage Ratio (a ratio of consolidated indebtedness to consolidated EBITDA for the four preceding fiscal quarters, all as defined in the related agreement). The Base Rate is defined as the highest of a) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 0.50%, b) the prime commercial lending rate of Wells Fargo, c) the applicable LIBOR plus 1.00%, or d) 0%. The Company also pays quarterly commitment fees based on the unused portion of the Credit Facility. The quarterly fees for the Credit Facility can range from 0.15% of the amount of the unused portion to 0.30%, depending on the Company’s Leverage Ratio. Certain wholly-owned subsidiaries of the Company have guaranteed the obligations of the Company under the agreement. The aggregate amount of the Credit Facility may be increased by an additional $100,000 under certain conditions set forth in the agreement. The Company may issue up to $15,000 in letters of credit under the terms of the Credit Facility. The Company pays a periodic commission fee of 1.25% plus a fronting fee of 0.175% of the aggregate face amount of the outstanding letters of credit issued under the Credit Facility.
The Credit Facility contains covenants that restrict the ability of the Company to engage in mergers, consolidations, asset sales, investments, transactions with affiliates other than wholly-owned subsidiaries, or to incur liens or other indebtedness including contingent obligations or guarantees, as defined in the agreement. In the event of a default under the Credit Facility, the Company would also be restricted from paying dividends on, or repurchasing its common stock without the approval of the lenders. Upon the occurrence of certain financial or economic events, significant corporate events, or certain other events of default constituting an event of default under the Credit Facility, all loans outstanding may be declared immediately due and payable and all commitments under the agreement may be terminated.
As of September 30, 2019, the Company had outstanding letters of credit of $11,553 under the Credit Facility. These letters of credit were issued primarily for the expansion of the Company's headquarters and are scheduled to expire during the remainder of 2019. The amount of the Credit Facility that is available for general corporate purposes as of September 30, 2019 was $288,447.
The Company was in compliance with all covenants of the Credit Facility during the nine months ended September 30, 2019.

Note 7.    Shareholders’ Equity
Stock-Based Compensation
The Company has only non-qualified stock options outstanding under its equity compensation plans. All outstanding stock options have performance-based vesting provisions specific to each option grant that tie the vesting of the applicable stock options to the Company’s financial performance. The Company’s stock options vest at a rate of 50% when a specified diluted earnings per share target is achieved, and the remaining 50% when a second, higher specified diluted earnings per share target is achieved. Options do not vest due to the passage of time but solely as a result of achievement of the financial vesting targets. Options granted in December 2017 and thereafter include a service condition which requires a minimum two or four year waiting period from the grant date along with the attainment of the applicable financial vesting target. Earnings per share targets exclude the impact of stock-based compensation and are established at time of grant. The targets are measured annually on December 31. The amount of stock-based compensation expense recognized in the period is based upon management’s estimate of when the earnings per share targets may be achieved. Any change in management’s estimate could result in the remaining amount of stock-based compensation expense to be accelerated, spread out over a longer period, or reversed. This may cause volatility in the recognition of stock-based compensation expense in future periods and could materially affect the Company’s earnings.
The Company recognized stock-based compensation expense in its Consolidated Financial Statements in the three and nine months ended September 30, 2019 and 2018, respectively, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock-based compensation expense	$5,453	$5,878	$15,555	$16,396
Less: Deferred tax benefit	(1,042)	(1,311)	(2,959)	(3,556)
Stock-based compensation expense, net of tax	$4,411	$4,567	$12,596	$12,840
As of September 30, 2019, there was approximately $50,330 of unrecognized compensation cost remaining related to unvested employee stock options that management expects will vest and is being amortized.
The Company issues new common shares associated with the exercise of stock options. The total intrinsic value of options exercised during the nine months ended September 30, 2019 was $43,246. The total options exercisable as of September 30, 2019 had an intrinsic value of $197,860. The total intrinsic value for options exercisable is calculated as the difference between the market value of the Company’s common stock as of September 30, 2019 and the weighted average exercise price of the options. The market value of the Company’s common stock as of September 30, 2019 was $59.26 as reported by the Nasdaq Stock Market, LLC. The weighted average exercise price of the options exercisable as of September 30, 2019 was $25.08. Total options that were outstanding as of September 30, 2019 were 14,132,000. Total options that were exercisable as of September 30, 2019 were 7,890,000.
Common Stock Buyback
The Company’s Board of Directors, under multiple authorizations, has authorized the repurchase of the Company’s common stock on the open market or through private transactions. The Company purchased 4,950,000 shares at a total cost of $267,184 during the nine months ended September 30, 2019, which reduced the total shares outstanding of common stock. The cost of stock purchases during the period includes the cost of certain transactions that settled in the following quarter. As of September 30, 2019, the Company had approximately $198,695 of authorization remaining for the purchase of common stock under the program.
The Company immediately retires its common stock when purchased. Upon retirement, the Company reduces Capital in excess of par value for the average capital per share outstanding and the remainder is charged against Retained earnings. If the Company reduces its Retained earnings to zero, any subsequent purchases of common stock will be charged entirely to Capital in excess of par value.
Cash Dividend
On May 29, 2019, the Board of Directors declared a cash dividend of $0.33 per share on the Company's common stock, which was paid on June 20, 2019, to shareholders of record on June 12, 2019. Cash dividends declared during the nine months ended September 30, 2019 and 2018 were $49,984 and $47,139, respectively.

Note 8.    Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss, net of tax, are as follows:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Investments	Accumulated Other Comprehensive Loss
Balance, January 1, 2019	$(31,587)	$(1,413)	$(33,000)

Other comprehensive loss before reclassifications	(4,687)	1,633	(3,054)
Amounts reclassified from accumulated other comprehensive loss	—	274	274
Net current-period other comprehensive loss	(4,687)	1,907	(2,780)

Balance, September 30, 2019	$(36,274)	$494	$(35,780)

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

The information in the following tables is derived from the Company’s internal financial reporting used for corporate management purposes. There are no inter-segment revenues for the three and nine months ended September 30, 2019 and 2018. Management evaluates Company assets on a consolidated basis during interim periods. The accounting policies of the reportable business segments are the same as those described in Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
The following tables highlight certain financial information about each of the Company’s business segments for the three months ended September 30, 2019 and 2018:

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Three Months Ended September 30, 2019
Revenues	$117,250	$103,033	$80,337	$112,186	$3,448	$416,254
Expenses	110,788	51,509	37,268	71,889	7,926	279,380
Operating profit (loss)	$6,462	$51,524	$43,069	$40,297	$(4,478)	$136,874

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Three Months Ended September 30, 2018
Revenues	$118,449	$102,550	$83,466	$101,275	$2,942	$408,682
Expenses	116,471	53,287	40,497	65,296	5,769	281,320
Operating profit (loss)	$1,978	$49,263	$42,969	$35,979	$(2,827)	$127,362

A reconciliation of the total operating profit reported for the business segments to income from operations in the Consolidated Statements of Operations for the three months ended September 30, 2019 and 2018 is as follows:

	2019	2018
Total operating profit from segments	$136,874	$127,362
Corporate overhead expenses	(16,237)	(14,942)
Income from operations	$120,637	$112,420

The following tables provide additional information for the three months ended September 30, 2019 and 2018 pertaining to our business segments:

	Capital Expenditures (1)		Depreciation
	2019	2018	2019	2018
Private Banks	$8,018	$7,999	$3,640	$3,427
Investment Advisors	4,468	3,927	1,162	1,168
Institutional Investors	1,070	962	393	410
Investment Managers	5,311	4,104	1,793	1,796
Investments in New Businesses	379	287	101	137
Total from business segments	$19,246	$17,279	$7,089	$6,938
Corporate overhead	663	460	320	317
	$19,909	$17,739	$7,409	$7,255
(1) Capital expenditures include additions to property and equipment and capitalized software.

	Amortization
	2019	2018
Private Banks	$7,322	$6,943
Investment Advisors	2,609	2,445
Institutional Investors	440	427
Investment Managers	2,334	2,346
Investments in New Businesses	185	186
Total from business segments	$12,890	$12,347
Corporate overhead	57	58
	$12,947	$12,405

The following tables highlight certain financial information about each of the Company’s business segments for the nine months ended September 30, 2019 and 2018:

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Nine Months Ended September 30, 2019
Revenues	$351,601	$297,916	$241,559	$326,037	$9,547	$1,226,660
Expenses	329,540	154,569	115,383	209,326	20,663	829,481
Operating profit (loss)	$22,061	$143,347	$126,176	$116,711	$(11,116)	$397,179

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Nine Months Ended September 30, 2018
Revenues	$361,739	$301,632	$252,391	$295,696	$7,652	$1,219,110
Expenses	343,515	158,792	122,617	191,955	16,807	833,686
Operating profit (loss)	$18,224	$142,840	$129,774	$103,741	$(9,155)	$385,424

A reconciliation of the total operating profit reported for the business segments to income from operations in the Consolidated Statements of Operations for the nine months ended September 30, 2019 and 2018 is as follows:

	2019	2018
Total operating profit from segments	$397,179	$385,424
Corporate overhead expenses	(52,845)	(46,398)
Income from operations	$344,334	$339,026

The following tables provide additional information for the nine months ended September 30, 2019 and 2018 pertaining to our business segments:

	Capital Expenditures (1)		Depreciation
	2019	2018	2019	2018
Private Banks	$25,240	$27,767	$10,774	$10,069
Investment Advisors	12,973	12,471	3,506	3,378
Institutional Investors	2,990	2,926	1,212	1,310
Investment Managers	13,535	9,994	5,384	5,411
Investments in New Businesses	964	731	302	442
Total from business segments	$55,702	$53,889	$21,178	$20,610
Corporate Overhead	1,634	1,134	984	905
	$57,336	$55,023	$22,162	$21,515
(1) Capital expenditures include additions to property and equipment and capitalized software.

	Amortization
	2019	2018
Private Banks	$21,680	$20,317
Investment Advisors	7,682	7,203
Institutional Investors	1,300	1,281
Investment Managers	7,019	7,036
Investments in New Businesses	555	410
Total from business segments	$38,236	$36,247
Corporate Overhead	171	173
	$38,407	$36,420

Note 10.    Income Taxes
The gross liability for unrecognized tax benefits at September 30, 2019 and December 31, 2018 was $14,627 and $14,367, respectively, exclusive of interest and penalties, of which $14,183 and $13,774 would affect the effective tax rate if the Company were to recognize the tax benefit.
The Company classifies interest and penalties on unrecognized tax benefits as income tax expense. As of September 30, 2019 and December 31, 2018, the combined amount of accrued interest and penalties related to tax positions taken on tax returns was $1,520 and $1,289, respectively.

	September 30, 2019	December 31, 2018
Gross liability for unrecognized tax benefits, exclusive of interest and penalties	$14,627	$14,367
Interest and penalties on unrecognized benefits	1,520	1,289
Total gross uncertain tax positions	$16,147	$15,656
Amount included in Current liabilities	$1,008	$3,131
Amount included in Other long-term liabilities	15,139	12,525
	$16,147	$15,656

The Company's effective income tax rate for the three and nine months ended September 30, 2019 and 2018 differs from the federal income tax statutory rate due to the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Statutory rate	21.0%	21.0%	21.0%	21.0%
State taxes, net of federal tax benefit	2.6	2.3	2.6	2.3
Foreign tax expense and tax rate differential	(0.3)	(0.2)	(0.2)	(0.2)
Tax benefit from stock option exercises	(2.2)	(1.4)	(1.5)	(4.8)
Expiration of the statute of limitations	(1.2)	(1.0)	(0.4)	(0.3)
Provision-to-return adjustment	(0.6)	(2.3)	(0.2)	(0.8)
Other, net	(0.4)	0.2	(0.3)	—
	18.9%	18.6%	21.0%	17.2%

The increase in the Company's effective tax rate for the nine months ended September 30, 2019 was primarily due to reduced tax benefits related to the lower volume of stock option exercises as compared to the nine months ended September 30, 2018.
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
The Company estimates it will recognize $1,008 of gross unrecognized tax benefits. This amount is expected to be paid within one year or to be removed at the expiration of the statute of limitations and resolution of income tax audits and is netted against the current payable account. These unrecognized tax benefits are related to tax positions taken on certain federal, state, and foreign tax returns. However, the timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. While it is reasonably possible that some issues under examination could be resolved in the next twelve months, based upon the current facts and circumstances, the Company cannot reasonably estimate the timing of such resolution or the total range of potential changes as it relates to the current unrecognized tax benefits that are recorded as part of the Company’s financial statements.

Note 11.    Commitments and Contingencies
In the ordinary course of business, the Company from time to time enters into contracts containing indemnification obligations of the Company. These obligations may require the Company to make payments to another party upon the occurrence of certain events including the failure by the Company to meet its performance obligations under the contract. These contractual indemnification provisions are often standard contractual terms of the nature customarily found in the type of contracts entered into by the Company. In many cases, there are no stated or notional amounts included in the indemnification provisions. There are no amounts reflected on the Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018 related to these indemnifications.
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
On July 17, 2019, Plaintiffs filed a Motion for Reconsideration and/or New Trial as to the July 9, 2019 Ruling and Order (ECF 146) by the Honorable Brian A. Jackson denying a continuance of SEI’s Motion for Summary Judgment pursuant to Rule 56(d). The Court denied Plaintiffs’ Motion and entered a Final Judgment in favor of SEI on August 15, 2019.
On August 27, 2019, Plaintiffs filed a Notice of Appeal to the United States Court of Appeal for the Fifth Circuit of the District Court's dismissal of the matter. Plaintiffs’ Motion in Support of the Notice of Appeal must be filed with the Court by November 20, 2019. If Plaintiffs’ Motion in Support of Appeal is filed, SEI intends to contest the Plaintiffs' appeal.
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
Although SEI believes its defenses against the plaintiff’s allegations were valid, the Company agreed to settle this matter in the very early stages of the litigation in order to avoid the high cost of protracted class-action litigation and internal distractions such cases bring. The written settlement agreement was submitted to the Court on July 26, 2019, and is a matter of public record. A Preliminary Approval Order approving the settlement agreement was issued by the Court and the Court has scheduled a fairness hearing for December 18, 2019. The settlement agreement will not be finalized until the Court has issued a final approval after the December 18, 2019. The Company expects final Court approval of the settlement by year-end. The Company expects the financial impact of the settlement agreement to be immaterial.
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

Note 12.    Business Acquisition
On April 2, 2018, the Company acquired all ownership interests of Huntington Steele, LLC (Huntington Steele), a registered investment advisor based in Seattle, Washington servicing the ultra-high-net-worth market. The total purchase price for Huntington Steele was $17,914, which includes $5,794 in cash consideration, net of $125 in cash acquired, and a contingent purchase price of $12,120. The contingent purchase price consists of amounts payable to the sellers upon the attainment of specified financial measures determined at various intervals occurring between 2019 and 2023. The Company made a payment of $433 to the sellers during the nine months ended September 30, 2019. As of September 30, 2019, the current portion of the contingent purchase price of $535 is included in Accrued liabilities on the accompanying Balance Sheet. The long-term portion of the contingent consideration of $11,152 is included in Other long-term liabilities on the accompanying Balance Sheet.

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
There were no changes to the Company's goodwill during the nine months ended September 30, 2019.
The Company recognized $2,763 and $2,617 of amortization expense related to the intangible assets acquired through the acquisitions of Huntington Steele and Archway during the nine months ended September 30, 2019 and 2018, respectively.

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
Disaggregation of Revenue
The following tables provide additional information pertaining to our revenues disaggregated by major product line and primary geographic market based on the location of the use of the products or services for each of the Company’s business segments for the three months ended September 30, 2019 and 2018:

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
Major Product Lines:	For the Three Months Ended September 30, 2019
Investment management fees from pooled investment products	$34,074	$72,150	$13,602	$161	$323	$120,310
Investment management fees from investment management agreements	314	26,240	66,373	—	3,099	96,026
Investment operations fees	434	—	—	102,543	—	102,977
Investment processing fees - PaaS	43,462	—	—	—	—	43,462
Investment processing fees - SaaS	34,018	—	—	2,789	—	36,807
Professional services fees	3,533	—	—	1,398	—	4,931
Account fees and other	1,415	4,643	362	5,295	26	11,741
Total revenues	$117,250	$103,033	$80,337	$112,186	$3,448	$416,254

Primary Geographic Markets:
United States	$76,864	$103,033	$63,405	$104,859	$3,448	$351,609
United Kingdom	24,604	—	12,717	—	—	37,321
Canada	10,985	—	1,743	—	—	12,728
Ireland	4,797	—	2,310	7,327	—	14,434
Other	—	—	162	—	—	162
Total revenues	$117,250	$103,033	$80,337	$112,186	$3,448	$416,254

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
Major Product Lines:	For the Three Months Ended September 30, 2018
Investment management fees from pooled investment products	$34,897	$73,663	$14,614	$206	$267	$123,647
Investment management fees from investment management agreements	197	24,525	68,318	79	2,641	95,760
Investment operations fees	381	—	—	92,185	—	92,566
Investment processing fees - PaaS	44,836	—	—	624	—	45,460
Investment processing fees - SaaS	32,925	—	—	2,417	—	35,342
Professional services fees	3,408	—	—	1,792	—	5,200
Account fees and other	1,805	4,362	534	3,972	34	10,707
Total revenues	$118,449	$102,550	$83,466	$101,275	$2,942	$408,682

Primary Geographic Markets:
United States	$73,188	$102,550	$64,601	$95,132	$2,942	$338,413
United Kingdom	28,647	—	13,817	—	—	42,464
Canada	11,730	—	1,895	—	—	13,625
Ireland	4,884	—	2,828	6,143	—	13,855
Other	—	—	325	—	—	325
Total revenues	$118,449	$102,550	$83,466	$101,275	$2,942	$408,682

The following tables provide additional information pertaining to our revenues disaggregated by major product line and primary geographic market based on the location of the use of the products or services for each of the Company’s business segments for the nine months ended September 30, 2019 and 2018:

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
Major Product Lines:	For the Nine Months Ended September 30, 2019
Investment management fees from pooled investment products	$100,498	$208,860	$41,062	$550	$957	$351,927
Investment management fees from investment management agreements	1,299	75,526	199,620	—	8,510	284,955
Investment operations fees	1,172	—	—	297,342	—	298,514
Investment processing fees - PaaS	130,529	—	—	—	—	130,529
Investment processing fees - SaaS	103,502	—	—	7,931	—	111,433
Professional services fees	9,896	—	—	4,363	—	14,259
Account fees and other	4,705	13,530	877	15,851	80	35,043
Total revenues	$351,601	$297,916	$241,559	$326,037	$9,547	$1,226,660

Primary Geographic Markets:
United States	$229,207	$297,916	$189,383	$304,711	$9,547	$1,030,764
United Kingdom	75,649	—	39,323	—	—	114,972
Canada	32,527	—	5,178	—	—	37,705
Ireland	14,218	—	6,977	21,326	—	42,521
Other	—	—	698	—	—	698
Total revenues	$351,601	$297,916	$241,559	$326,037	$9,547	$1,226,660

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
Major Product Lines:	For the Nine Months Ended September 30, 2018
Investment management fees from pooled investment products	$105,251	$218,562	$45,819	$445	$729	$370,806
Investment management fees from investment management agreements	609	70,678	205,202	242	6,824	283,555
Investment operations fees	1,138	—	—	267,951	—	269,089
Investment processing fees - PaaS	133,336	—	—	1,749	—	135,085
Investment processing fees - SaaS	102,980	—	—	7,152	—	110,132
Professional services fees	13,022	—	—	5,660	—	18,682
Account fees and other	5,403	12,392	1,370	12,497	99	31,761
Total revenues	$361,739	$301,632	$252,391	$295,696	$7,652	$1,219,110

Primary Geographic Markets:
United States	$226,990	$301,632	$193,417	$279,736	$7,652	$1,009,427
United Kingdom	85,177	—	42,498	—	—	127,675
Canada	34,847	—	6,700	—	—	41,547
Ireland	14,725	—	8,282	15,960	—	38,967
Other	—	—	1,494	—	—	1,494
Total revenues	$361,739	$301,632	$252,391	$295,696	$7,652	$1,219,110

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
Account fees and other - Revenues associated with custody account servicing, account terminations, reimbursements received for out-of-pocket expenses, and other fees for the provision of ancillary services.
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

Note 15.    Leases
The Company has operating leases for corporate facilities and equipment. The Company's expense related to leases during the three and nine months ended September 30, 2019 was $2,502 and $7,599, respectively, and is included in Facilities, supplies and other costs on the accompanying Consolidated Statement of Operations.
The Company's future minimum lease payments under non-cancelable leases as of September 30, 2019 are as follows:

2019 (excluding the nine months ended September 30, 2019)	$2,515
2020	8,955
2021	7,657
2022	7,369
2023	7,374
Thereafter	16,726
Total future minimum lease payments	50,596
Less: Imputed interest	(4,892)
Total	$45,704

The following table provides supplemental Consolidated Balance Sheet information related to the Company's leases:

September 30, 2019
Current portion of long-term operating lease liabilities	$7,888
Long-term operating lease liabilities	37,816
Total operating lease liabilities	$45,704

Weighted average remaining lease term	6.5 years

Weighted average discount rate	2.66%

The following table provides supplemental cash flow information related to the Company's leases:

For the Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities	$8,053

Right-of-use assets obtained in exchange for lease obligations	4,178

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

Overview
Consolidated Summary
We are a leading global provider of investment processing, investment management and investment operations platforms. We help corporations, financial institutions, financial advisors and ultra-high-net-worth families create and manage wealth by providing comprehensive, innovative, investment and investment-business platforms. Investment processing fees are earned as monthly fees for contracted services, including computer processing services, software licenses and investment operations services, as well as transaction-based fees for providing securities valuation and trade-execution. Investment processing fees can be stated as a percentage of the value of assets processed on the our platforms. Investment operations and investment management fees are earned as a percentage of average assets under management, administration or advised assets. As of September 30, 2019, through our subsidiaries and partnerships in which we have a significant interest, we manage, advise or administer $1.0 trillion in hedge, private equity, mutual fund and pooled or separately managed assets, including $334.7 billion in assets under management and $662.0 billion in client assets under administration. Our affiliate, LSV Asset Management (LSV), manages $100.3 billion of assets which are included as assets under management.
Our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018 were:

	Three Months Ended September 30,		Percent Change*	Nine Months Ended September 30,		Percent Change*
	2019	2018		2019	2018
Revenues	$416,254	$408,682	2%	$1,226,660	$1,219,110	1%
Expenses	295,617	296,262	—%	882,326	880,084	—%
Income from operations	120,637	112,420	7%	344,334	339,026	2%
Net gain (loss) from investments	611	89	NM	2,121	(460)	NM
Interest income, net of interest expense	4,013	3,360	19%	12,260	8,635	42%
Equity in earnings from unconsolidated affiliate	37,609	41,726	(10)%	112,758	123,406	(9)%
Income before income taxes	162,870	157,595	3%	471,473	470,607	—%
Income taxes	30,702	29,276	5%	98,784	80,773	22%
Net income	132,168	128,319	3%	372,689	389,834	(4)%
Diluted earnings per common share	$0.86	$0.80	8%	$2.40	$2.41	—%
* Variances noted "NM" indicate the percent change is not meaningful.
The following items had a significant impact on our financial results for the three and nine months ended September 30, 2019 and 2018:

•
Revenue from Asset management, administration and distribution fees increased primarily from higher assets under administration in our Investment Managers segment. Our average assets under administration increased $77.3 billion, or 14%, to $623.9 billion in the first nine months of 2019 as compared to $546.6 billion during the first nine months of 2018. Our average assets under management, excluding LSV, decreased $1.1 billion to $228.3 billion in the first nine months of 2019 as compared to $229.4 billion during the first nine months of 2018.

•
Information processing and software servicing fees in our Private Banks segment decreased by $5.9 million during the first nine months of 2019 due to decreased non-recurring fees and previously announced client losses.

•
Our proportionate share in the earnings of LSV decreased to $112.8 million in the first nine months of 2019 as compared to $123.4 million in the first nine months of 2018 due to negative cash flows, lost clients, lower performance fees and lower assets under management from LSV's existing clients from the significant market depreciation in late 2018. Market appreciation and new client activity during 2019 partially offset the decline in LSV's assets under management.

•
Our operating expenses, primarily personnel costs, increased in the first nine months of 2019. These expenses are primarily related to servicing existing clients and acquiring new clients. The increase was partially offset by cost containment measures implemented in late 2018 and early 2019. These operating expenses are included in Compensation, benefits and other personnel costs on the accompanying Consolidated Statements of Operations.

•
We capitalized $26.0 million in the first nine months of 2019 for the SEI Wealth Platform as compared to $32.5 million in the first nine months of 2018. Amortization expense related to SWP increased to $31.6 million during the first nine months of 2019 as compared to $29.7 million during the first nine months of 2018.

•
Our effective tax rate during the third quarter of 2019 was 18.9% as compared to 18.6% during the third quarter of 2018. Our tax rate was 21.0% during the first nine months of 2019 as compared to 17.2% during the first nine months of 2018. The increase in our effective tax rate in the nine month period was primarily due to reduced tax benefits from a lower volume of stock option exercise activity (See the caption "Income Taxes" later in this discussion for more information).

•	We continued our stock repurchase program during 2019 and purchased 5.0 million shares for $267.2 million in the nine month period.

Ending Asset Balances
(In millions)

	As of September 30,		Percent Change
	2019	2018
Private Banks:
Equity and fixed-income programs	$22,580	$22,739	(1)%
Collective trust fund programs	4	4	—%
Liquidity funds	3,695	3,142	18%
Total assets under management	$26,279	$25,885	2%
Client assets under administration	23,985	23,394	3%
Total assets	$50,264	$49,279	2%
Investment Advisors:
Equity and fixed-income programs	$65,059	$63,958	2%
Collective trust fund programs	4	5	(20)%
Liquidity funds	2,673	3,182	(16)%
Total assets under management	$67,736	$67,145	1%
Institutional Investors:
Equity and fixed-income programs	$82,659	$85,248	(3)%
Collective trust fund programs	81	74	9%
Liquidity funds	2,290	2,544	(10)%
Total assets under management	$85,030	$87,866	(3)%
Client assets under advisement	4,467	4,131	8%
Total assets	$89,497	$91,997	(3)%
Investment Managers:
Equity and fixed-income programs	$—	$99	NM
Collective trust fund programs	53,169	46,934	13%
Liquidity funds	477	580	(18)%
Total assets under management	$53,646	$47,613	13%
Client assets under administration (A)	637,986	552,411	15%
Total assets	$691,632	$600,024	15%
Investments in New Businesses:
Equity and fixed-income programs	$1,621	$1,179	37%
Liquidity funds	132	162	(19)%
Total assets under management	$1,753	$1,341	31%
Client assets under advisement	825	730	13%
Total assets	$2,578	$2,071	24%
LSV:
Equity and fixed-income programs (B)	$100,295	$109,363	(8)%
Total:
Equity and fixed-income programs (C)	$272,214	$282,586	(4)%
Collective trust fund programs	53,258	47,017	13%
Liquidity funds	9,267	9,610	(4)%
Total assets under management	$334,739	$339,213	(1)%
Client assets under advisement	5,292	4,861	9%
Client assets under administration (D)	661,971	575,805	15%
Total assets under management, advisement and administration	$1,002,002	$919,879	9%

(A)	Client assets under administration in the Investment Managers segment include $52.6 billion of assets that are at fee levels below our normal full service assets (as of September 30, 2019).

(B)	Equity and fixed-income programs include assets managed by LSV in which fees are based on performance only. The ending value of these assets as of September 30, 2019 was $2.4 billion.

(C)	Equity and fixed-income programs include $5.7 billion of assets invested in various asset allocation funds at September 30, 2019.

(D)	In addition to the numbers presented, SEI also administers an additional $12.4 billion in Funds of Funds assets (as of September 30, 2019) on which SEI does not earn an administration fee.

Average Asset Balances
(In millions)

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2019	2018		2019	2018
Private Banks:
Equity and fixed-income programs	$22,432	$22,516	—%	$22,117	$22,933	(4)%
Collective trust fund programs	4	4	—%	4	4	—%
Liquidity funds	3,625	3,376	7%	3,573	3,537	1%
Total assets under management	$26,061	$25,896	1%	$25,694	$26,474	(3)%
Client assets under administration	23,717	23,175	2%	22,980	23,059	—%
Total assets	$49,778	$49,071	1%	$48,674	$49,533	(2)%
Investment Advisors:
Equity and fixed-income programs	$64,761	$63,399	2%	$61,971	$62,980	(2)%
Collective trust fund programs	5	5	—%	5	5	—%
Liquidity funds	2,580	2,958	(13)%	3,781	2,559	48%
Total assets under management	$67,346	$66,362	1%	$65,757	$65,544	—%
Institutional Investors:
Equity and fixed-income programs	$82,398	$84,885	(3)%	$82,240	$85,712	(4)%
Collective trust fund programs	80	74	8%	79	74	7%
Liquidity funds	2,287	2,469	(7)%	2,335	2,665	(12)%
Total assets under management	$84,765	$87,428	(3)%	$84,654	$88,451	(4)%
Client assets under advisement	3,797	4,263	(11)%	3,644	4,316	(16)%
Total assets	$88,562	$91,691	(3)%	$88,298	$92,767	(5)%
Investment Managers:
Equity and fixed-income programs	$—	$95	NM	$—	$100	NM
Collective trust fund programs	52,587	45,856	15%	50,006	46,915	7%
Liquidity funds	460	555	(17)%	505	679	(26)%
Total assets under management	$53,047	$46,506	14%	$50,511	$47,694	6%
Client assets under administration (A)	630,328	541,063	16%	600,967	523,564	15%
Total assets	$683,375	$587,569	16%	$651,478	$571,258	14%
Investments in New Businesses:
Equity and fixed-income programs	$1,609	$1,148	40%	$1,480	$1,114	33%
Liquidity funds	142	146	(3)%	174	104	67%
Total assets under management	$1,751	$1,294	35%	$1,654	$1,218	36%
Client assets under advisement	842	777	8%	822	547	50%
Total assets	$2,593	$2,071	25%	$2,476	$1,765	40%
LSV:
Equity and fixed-income programs (B)	$100,094	$109,527	(9)%	$102,510	$109,270	(6)%
Total:
Equity and fixed-income programs (C)	$271,294	$281,570	(4)%	$270,318	$282,109	(4)%
Collective trust fund programs	52,676	45,939	15%	50,094	46,998	7%
Liquidity funds	9,094	9,504	(4)%	10,368	9,544	9%
Total assets under management	$333,064	$337,013	(1)%	$330,780	$338,651	(2)%
Client assets under advisement	4,639	5,040	(8)%	4,466	4,863	(8)%
Client assets under administration (D)	654,045	564,238	16%	623,947	546,623	14%
Total assets under management, advisement and administration	$991,748	$906,291	9%	$959,193	$890,137	8%

(A)
Average client assets under administration in the Investment Managers segment for the three months ended September 30, 2019 include $52.6 billion that are at fee levels below our normal full service assets.

(B)
Equity and fixed-income programs include assets managed by LSV in which fees are based on performance only. The average value of these assets for the three months ended September 30, 2019 was $2.7 billion.

(C)	Equity and fixed-income programs include $5.7 billion of average assets invested in various asset allocation funds for the three months ended September 30, 2019.

(D)
In addition to the numbers presented, SEI also administers an additional $12.4 billion of average assets in Funds of Funds assets for the three months ended September 30, 2019 on which SEI does not earn an administration fee.

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

Business Segments
Revenues, Expenses and Operating Profit (Loss) for our business segments for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 were as follows:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2019	2018		2019	2018
Private Banks:
Revenues	$117,250	$118,449	(1)%	$351,601	$361,739	(3)%
Expenses	110,788	116,471	(5)%	329,540	343,515	(4)%
Operating Profit	$6,462	$1,978	227%	$22,061	$18,224	21%
Operating Margin	6%	2%		6%	5%
Investment Advisors:
Revenues	$103,033	$102,550	—%	$297,916	$301,632	(1)%
Expenses	51,509	53,287	(3)%	154,569	158,792	(3)%
Operating Profit	$51,524	$49,263	5%	$143,347	$142,840	—%
Operating Margin	50%	48%		48%	47%
Institutional Investors:
Revenues	$80,337	$83,466	(4)%	$241,559	$252,391	(4)%
Expenses	37,268	40,497	(8)%	115,383	122,617	(6)%
Operating Profit	$43,069	$42,969	—%	$126,176	$129,774	(3)%
Operating Margin	54%	51%		52%	51%
Investment Managers:
Revenues	$112,186	$101,275	11%	$326,037	$295,696	10%
Expenses	71,889	65,296	10%	209,326	191,955	9%
Operating Profit	$40,297	$35,979	12%	$116,711	$103,741	13%
Operating Margin	36%	36%		36%	35%
Investments in New Businesses:
Revenues	$3,448	$2,942	17%	$9,547	$7,652	25%
Expenses	7,926	5,769	37%	20,663	16,807	23%
Operating Loss	$(4,478)	$(2,827)	NM	$(11,116)	$(9,155)	NM
For additional information pertaining to our business segments, see Note 9 to the Consolidated Financial Statements.

Private Banks

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2019	2018		2019	2018
Revenues:
Information processing and software servicing fees	$82,503	$82,921	(1)%	$248,850	$254,764	(2)%
Asset management, administration & distribution fees	34,747	35,528	(2)%	102,751	106,975	(4)%
Total revenues	$117,250	$118,449	(1)%	$351,601	$361,739	(3)%
Revenues decreased $1.2 million, or 1%, in the three month period and decreased $10.1 million, or 3%, in the nine month period ended September 30, 2019 and were primarily affected by:

•	Decreased investment processing fees from the loss of clients offset by new client conversions and growth from existing clients;

•	Decreased non-recurring professional services fees from existing clients as well as clients scheduled for implementation;

•	Decreased investment management fees from existing international clients due to negative cash flows; and

•	The negative impact from foreign currency exchange rate fluctuations between the U.S. dollar and the British pound on our foreign operations.
Operating margins increased to 6% compared to 2% in the three month period and increased to 6% compared to 5% in the nine month period. Operating income increased by $4.5 million, or 227%, in the three month period and increased $3.8 million, or 21%, in the nine month period and was primarily affected by:

•	Decreased costs, mainly personnel and consulting costs, related to maintenance, support and client migrations to SWP;

•	Decreased direct expenses associated with decreased investment management fees from existing international clients; and

•	Decreased direct expenses associated with client losses; partially offset by

•	A decrease in revenues;

•	Increased amortization expense related to SWP due to continued enhancements; and

•	The net negative impact from foreign currency exchange rate fluctuations between the U.S. dollar and the British pound on our foreign operations.

Investment Advisors

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2019	2018		2019	2018
Revenues:
Investment management fees-SEI fund programs	$72,150	$73,663	(2)%	$208,860	$218,562	(4)%
Separately managed account fees	26,240	24,525	7%	75,526	70,678	7%
Other fees	4,643	4,362	6%	13,530	12,392	9%
Total revenues	$103,033	$102,550	—%	$297,916	$301,632	(1)%
Revenues increased slightly in the three month period and decreased $3.7 million, or 1%, in the nine month period ended September 30, 2019 and were primarily affected by:

•
Decreased investment management fees as favorable market conditions were more than offset by negative cash flows and a decrease in average basis points earned on assets due to client-directed shifts into lower fee investment products including SEI's ETF program; partially offset by

•	Increased separately managed account program fees from positive cash flows into SEI’s ETF programs.

Operating margin increased to 50% compared to 48% in the three month period and increased to 48% compared to 47% in the nine month period. Operating income increased $2.3 million, or 5%, in the three month period and increased slightly in the nine month period and was primarily affected by:

•	Decreased costs, mainly personnel and consulting costs, related to maintenance, support and client migrations to SWP;

•	Decreased sales compensation expense; and

•	Decreased costs associated with accounts formerly processed on TRUST 3000® due to client migrations to SWP; partially offset by

•	A decrease in revenues;

•	Increased personnel costs for marketing to and servicing new advisors;

•	Increased direct expenses associated with increased assets into our investment products; and

•	Increased amortization expense related to SWP due to continued enhancements.

Institutional Investors
Revenues decreased $3.1 million, or 4%, in the three month period and decreased $10.8 million, or 4%, in the nine month period ended September 30, 2019 and were primarily affected by:

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
Operating margin increased to 54% compared to 51% in the three month period and increased to 52% compared to 51% in the nine month period. Operating income increased slightly in the three month period and decreased $3.6 million, or 3%, in the nine month period and was primarily affected by:

•	A decrease in revenues; and

•	The net negative impact from foreign currency exchange rate fluctuations between the U.S. dollar and the British pound on our foreign operations; partially offset by

•	Decreased direct expenses associated with investment management fees.

Investment Managers
Revenues increased $10.9 million, or 11%, in the three month period and increased $30.3 million, or 10%, in the nine month period ended September 30, 2019 and were primarily affected by:

•	Positive cash flows into alternative, traditional and separately managed account offerings from new and existing clients; partially offset by

•	Client losses and fund closures.
Operating margin remained at 36% in the three month period and increased to 36% compared to 35% in the nine month period. Operating income increased $4.3 million, or 12%, in the three month period and increased $13.0 million, or 13%, in the nine month period and was primarily affected by:

•	An increase in revenues; and

•	The net positive impact from foreign currency exchange rate fluctuations between the U.S. dollar and the Euro on our foreign operations; partially offset by

•	Increased personnel expenses, technology and other operational costs to service new and existing clients; and

•	Increased non-capitalized investment spending, mainly consulting costs.

Other
Corporate overhead expenses
Corporate overhead expenses primarily consist of general and administrative expenses and other costs not directly attributable to a reportable business segment. Corporate overhead expenses were $16.2 million and $14.9 million in the three months ended September 30, 2019 and 2018, respectively, and $52.8 million and $46.4 million in the nine months ended September 30, 2019 and 2018, respectively. The increase in corporate overhead expenses is primarily due to increased non-recurring personnel-related costs, primarily severance costs.
Other income and expense
Other income and expense items on the accompanying Consolidated Statements of Operations consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net gain (loss) from investments	$611	$89	$2,121	$(460)
Interest and dividend income	4,167	3,482	12,737	9,146
Interest expense	(154)	(122)	(477)	(511)
Equity in earnings of unconsolidated affiliate	37,609	41,726	112,758	123,406
Total other income and expense items, net	$42,233	$45,175	$127,139	$131,581
Interest and dividend income
Interest and dividend income is earned based upon the amount of cash that is invested daily. The increase in interest and dividend income in the three and nine months ended September 30, 2019 was due to an overall increase in interest rates.
Equity in earnings of unconsolidated affiliate
Equity in earnings of unconsolidated affiliate reflects our less than 50% ownership in LSV. As of September 30, 2019, our total partnership interest in LSV was 38.9%. The table below presents the revenues and net income of LSV and our proportionate share in LSV's earnings.

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2019	2018		2019	2018
Revenues of LSV	$121,232	$133,921	(9)%	$365,164	$397,750	(8)%
Net income of LSV	96,699	107,284	(10)%	289,918	317,295	(9)%

SEI's proportionate share in earnings of LSV	$37,609	$41,726	(10)%	$112,758	$123,406	(9)%
The decline in our earnings from LSV in the three and nine months ended September 30, 2019 was due to negative cash flows, lost clients, lower performance fees and decreased assets under management from LSV's existing clients due to the significant market depreciation in late 2018. Market appreciation and new client activity during the first nine months of 2019 partially offset the decline in LSV's assets under management. Average assets under management by LSV decreased $6.8 billion to $102.5 billion during the nine months ended September 30, 2019 as compared to $109.3 billion during the nine months ended September 30, 2018, a decrease of 6%.
Income Taxes
Our effective income tax rates for the three and nine months ended September 30, 2019 and 2018 differs from the federal income tax statutory rate due to the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Statutory rate	21.0%	21.0%	21.0%	21.0%
State taxes, net of federal tax benefit	2.6	2.3	2.6	2.3
Foreign tax expense and tax rate differential	(0.3)	(0.2)	(0.2)	(0.2)
Tax benefit from stock option exercises	(2.2)	(1.4)	(1.5)	(4.8)
Expiration of the statute of limitations	(1.2)	(1.0)	(0.4)	(0.3)
Provision-to-return adjustment	(0.6)	(2.3)	(0.2)	(0.8)
Other, net	(0.4)	0.2	(0.3)	—
	18.9%	18.6%	21.0%	17.2%

The increase in our effective tax rate for the nine months ended September 30, 2019 was primarily due to reduced tax benefits due to a lower volume of stock option exercise activity as compared to the prior year period.
Stock-Based Compensation
We recognized $15.6 million and $16.4 million in stock-based compensation expense during the nine months ended September 30, 2019 and 2018, respectively. The amount of stock-based compensation expense we recognize is based upon our estimate of when earnings per share targets may be achieved. Any change in our estimate could result in the amount of stock-based compensation expense to be accelerated, spread out over a longer period, or reversed. This may cause volatility in the recognition of stock-based compensation expense in future periods and could materially affect our earnings.
Fair Value Measurements
The fair value of our financial assets and liabilities, except for the investment funds sponsored by LSV, is determined in accordance with the fair value hierarchy. The fair value of the investment funds sponsored by LSV is measured using the net asset value per share (NAV) as a practical expedient. The fair value of all other financial assets are determined using Level 1 or Level 2 inputs and consist mainly of investments in equity or fixed-income mutual funds that are quoted daily and Government National Mortgage Association (GNMA) and other U.S. government agency securities that are single issuer pools that are valued based on current market data of similar assets. The Company's Level 3 financial liabilities at September 30, 2019 and December 31, 2018 consist entirely of the estimated contingent consideration resulting from an acquisition (See Note 12 to the Consolidated Financial Statements). We did not have any other financial liabilities at September 30, 2019 or December 31, 2018 that were required to be measured at fair value on a recurring basis (See Note 4 to the Consolidated Financial Statements).
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

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2019	2018
Net cash provided by operating activities	$381,535	$417,898
Net cash used in investing activities	(43,045)	(77,408)
Net cash used in financing activities	(321,742)	(336,214)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,878)	(6,552)
Net increase (decrease) in cash, cash equivalents and restricted cash	12,870	(2,276)
Cash, cash equivalents and restricted cash, beginning of period	758,039	747,752
Cash, cash equivalents and restricted cash, end of period	$770,909	$745,476
Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing. At September 30, 2019, our unused sources of liquidity consisted of cash and cash equivalents and the amount available under our credit facility.
Our credit facility provides for borrowings of up to $300.0 million and is scheduled to expire in June 2021 (See Note 6 to the Consolidated Financial Statements). As of October 17, 2019, we had outstanding letters of credit of $11.6 million which reduced our amount available under the credit facility to $288.4 million. These letters of credit were primarily issued for the expansion of our corporate headquarters and are due to expire during the fourth quarter of 2019.
The availability of the credit facility is subject to compliance with certain covenants set forth in the agreement. The credit facility contains covenants which restrict our ability to engage in mergers, consolidations, asset sales, investments, transactions with affiliates other than wholly-owned subsidiaries, or to incur liens or other indebtedness including contingent obligations or guarantees, as defined in the agreement. In the event of a default under the credit facility, we would also be restricted from paying dividends on, or repurchasing, our common stock. Currently, our ability to borrow from the credit facility is not limited by any covenant of the agreement.
Our credit facility contains terms that utilize the London InterBank Offered Rate (LIBOR) as a potential component of the interest rate to be applied to the borrowings we may undertake under the agreement (See Note 6 to the Consolidated Financial Statements). We are currently monitoring the actions of LIBOR’s regulator and the implementation of alternative reference rates in advance of the expected discontinuation of LIBOR after 2021 to determine any potential impact to our current credit facility and negotiations for subsequent borrowing agreements.
The majority of our excess cash reserves are primarily placed in accounts located in the United States that invest entirely in SEI-sponsored money market mutual funds denominated in the U.S. dollar. We also utilize demand deposit accounts or money market accounts at several well-established financial institutions located in the United States. Accounts used to manage these excess cash reserves do not impose any restrictions or limitations that would prevent us from being able to access such cash amounts immediately. As of October 17, 2019, the amount of cash and cash equivalents considered free and immediately accessible for other general corporate purposes was $397.0 million.
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
Cash flows from operations decreased $36.4 million in the first nine months of 2019 compared to the first nine months of 2018 primarily from the decrease in our net income, lower distribution payments received from our unconsolidated affiliate, LSV, and the negative impact from the change in our working capital accounts.

Net cash used in investing activities includes:
•Purchases, sales and maturities of marketable securities. Our purchases, sales and maturities of marketable securities in the first nine months of 2019 and 2018 were as follows:

	Nine Months Ended September 30,
	2019	2018
Purchases	$(126,030)	$(122,259)
Sales and maturities	137,783	116,568
Net investing activities from marketable securities	$11,753	$(5,691)

•
The capitalization of costs incurred in developing computer software. We capitalized $26.8 million of software development costs in the first nine months of 2019 as compared to $33.4 million in the first nine months of 2018. The majority of our software development costs are related to significant enhancements for the expanded functionality of the SEI Wealth Platform.

•
Capital expenditures. Our capital expenditures in the first nine months of 2019 were $30.5 million as compared to $21.7 million in the first nine months of 2018. Our expenditures in 2019 and 2018 primarily include purchased software, equipment for our data center operations and the expansion of our corporate headquarters, which is scheduled to be completed in mid 2020. Total expenditures in 2020 related to the expansion are expected to be approximately $20.0 million.

Net cash used in financing activities includes:

•
The repurchase of our common stock. Our Board of Directors has authorized the repurchase of our common stock through multiple authorizations. Currently, there is no expiration date for our common stock repurchase program. We had total capital outlays of $262.9 million during the first nine months of 2019 and $290.6 million during the first nine months of 2018 for the repurchase of our common stock.

•
Proceeds from the issuance of our common stock. We received $41.9 million in proceeds from the issuance of our common stock during the first nine months of 2019 as compared to $78.7 million during the first nine months of 2018. The decrease in proceeds is primarily attributable to a lower level of stock option exercise activity.

•	Dividend payments. Cash dividends paid were $100.7 million in the first nine months of 2019 as compared to $94.3 million in the first nine months of 2018.

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
(b) Change in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our leases and properly assessed the impact of the new accounting standard related to leases on our consolidated financial statements to facilitate the adoption of this standard on January 1, 2019 as well as the ongoing accounting under the new standard. There were no significant changes to our internal control over financial reporting during 2019 as a result of the ongoing accounting under the new accounting standard.

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
On July 17, 2019, Plaintiffs filed a Motion for Reconsideration and/or New Trial as to the July 9, 2019 Ruling and Order (ECF 146) by the Honorable Brian A. Jackson denying a continuance of SEI’s Motion for Summary Judgment pursuant to Rule 56(d). The Court denied Plaintiffs’ Motion and entered a Final Judgment in favor of SEI on August 15, 2019.
On August 27, 2019, Plaintiffs filed a Notice of Appeal to the United States Court of Appeal for the Fifth Circuit of the District Court's dismissal of the matter. Plaintiffs’ Motion in Support of the Notice of Appeal must be filed with the Court by November 20, 2019. If Plaintiffs’ Motion in Support of Appeal is filed, SEI intends to contest the Plaintiffs' appeal.
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
Although SEI believes its defenses against the plaintiff’s allegations were valid, the Company agreed to settle this matter in the very early stages of the litigation in order to avoid the high cost of protracted class-action litigation and internal distractions such cases bring. The written settlement agreement was submitted to the Court on July 26, 2019, and is a matter of public record. A Preliminary Approval Order approving the settlement agreement was issued by the Court and the Court has scheduled a fairness hearing for December 18, 2019. The settlement agreement will not be finalized until the Court has issued a final approval after the December 18, 2019. The Company expects final Court approval of the settlement by year-end. The Company expects the financial impact of the settlement agreement to be immaterial.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

(e)
Our Board of Directors has authorized the repurchase of up to $4.178 billion worth of our common stock through multiple authorizations. Currently, there is no expiration date for our common stock repurchase program.

Information regarding the repurchase of common stock during the three months ended September 30, 2019 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 2019	—	$—	—	$280,061,000
August 2019	725,000	56.85	725,000	238,847,000
September 2019	675,000	59.49	675,000	198,695,000
Total	1,400,000	$58.12	1,400,000

Item 6.    Exhibits.
The following is a list of exhibits filed as part of the Form 10-Q.

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32	Section 1350 Certifications.

99.1	Press release dated October 23, 2019 of SEI Investments Company related to the Company's financial and operating results for the third quarter ended September 30, 2019.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEI INVESTMENTS COMPANY

Date:	October 24, 2019	By:	/s/ Dennis J. McGonigle
Dennis J. McGonigle
Chief Financial Officer