Form 10-K
period 2019-12-31
SEI INVESTMENTS CO
filed 2020-02-24
CIK 350894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_________to ________

Commission File Number: 0-10200
________________________________________
________________________________________
SEI INVESTMENTS COMPANY
(Exact name of Registrant as Specified in Its Charter)

Pennsylvania	23-1707341
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.
1 Freedom Valley Drive
Oaks, PA 19456
(Address of Principal Executive Offices and Zip Code)
610-676-1000
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $.01 per share	SEIC	The NASDAQ Stock Market LLC
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $6.7 billion based on the closing price reported by NASDAQ on June 30, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter). For purposes of making this calculation only, the registrant has defined affiliates as including all executive officers, directors and beneficial owners of more than 10% of the common stock of the registrant.
The number of shares outstanding of the registrant's common stock, as of the close of business on January 31, 2020:

Common Stock, $.01 par value	149,975,521

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference herein:

1.
The definitive proxy statement relating to the registrant’s 2020 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year covered by this annual report, is incorporated by reference in Part III hereof.

SEI INVESTMENTS COMPANY
Fiscal Year Ended December 31, 2019

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
Item 1. Business.
Overview
SEI is a leading global provider of technology-driven wealth and investment management solutions. We deliver comprehensive platforms, services and infrastructure – encompassing investment processing, investment operations and investment management – to help wealth managers, financial advisors, investment managers, institutional and private investors create and manage wealth.
As of December 31, 2019, through its subsidiaries and partnerships in which the company has a significant interest, SEI manages, advises or administers $1.0 trillion in hedge, private equity, mutual fund and pooled or separately managed assets, including $352.0 billion in assets under management and $683.3 billion in client assets under administration. Our affiliate, LSV Asset Management (LSV), manages $107.5 billion of assets which are included as assets under management.
General Development of the Business
SEI has over 50 years of experience with developing innovative business solutions designed to help clients meet the challenges of managing personal and institutional wealth.
We began doing business in 1968 by providing computer-based training simulations for bank loan officers. We developed an investment accounting system for bank trust departments in 1972 and became a leading provider of investment processing outsourcing services to banks and trust institutions in the United States. Later, we broadened these outsourcing services to include a family of investment management products, as well as investment operations outsourcing services. We became a public company in 1981.
We have evolved these services into innovative, platform-based solutions and financial technologies. We have also expanded into global markets. Today, we serve approximately 11,300 clients in the United States, Canada, the United Kingdom, continental Europe, South Africa and East Asia.
In each of these markets, we have combined our core competencies – investment processing, investment management and investment operations – to deliver broader and more strategic solutions for clients and markets. Today, we offer a global wealth management platform for private banks and wealth services firms; a comprehensive platform for operating an investment advisory business; an Outsourced Chief Investment Officer (OCIO) platform for retirement plan sponsors and institutional investors; a total operational outsourcing platform for investment managers and a life and wealth platform for ultra-high-net-worth families.

Mission and Strategy
SEI’s mission is to deliver innovative and comprehensive investment processing, investment management and investment operations platforms to help clients achieve lasting success. By strengthening our position as a global provider of these platforms, we seek to achieve earnings growth and increased shareholder value through these strategies:
Create broader solutions for wealth services firms. Wealth managers, financial advisors, investment managers and asset owners face increasing competitive pressures, ever-growing regulations and the need to replace aging legacy technologies. While addressing these industry demands, they also seek to expand services, offer differentiated solutions, improve efficiencies, reduce risk and better manage their businesses. Our comprehensive platforms, including financial technologies, outsourced investment processing and operations services, and investment management products, help wealth services firms better serve their clients and create opportunities to enable their success.
Help institutional investors manage retirement plans and operating capital. Retirement plan sponsors, as well as healthcare systems, higher education and other nonprofit organizations, strive to meet their fiduciary obligations and financial objectives while reducing business risk. Our OCIO platform delivers integrated solutions to help clients address objectives, reduce business risk, provide ongoing due diligence and increase operational efficiencies.
Support affluent individual investors in the management of their life and wealth goals. Investors demand a holistic wealth management experience that focuses on their unique life goals and provides them with an integrated array of financial services beyond traditional wealth management offerings. Our proprietary goal discovery process, comprehensive wealth advisory services and wealth management dashboard empower clients to confidently make more effective, impactful decisions and interact with their wealth.
Continue expanding our global footprint. Global markets present significant growth opportunities. We have evolved platforms and business models for the global wealth management marketplace, focusing on the needs of institutional investors, private banks, independent wealth advisers, investment managers, investment advisors and affluent individual investors.
Focus SEI’s business strategies on addressing converging markets and clients’ needs. Increasingly, the needs of wealth managers, investment managers, financial advisors, family offices and investors are converging, particularly among larger firms and investors. With our One SEI strategy, we are addressing the increasingly complex and progressively converging needs of markets and clients by leveraging existing and new SEI platforms and assets making them accessible to be combined for unique client-responsive solutions. We are modularizing larger wealth management and investment processing platforms into standalone components, enabling an unbundled approach to product delivery.
Business Model
We are guided by our business model’s fundamental principles in managing the company:

•
Innovation. We believe our unique position in the industry – spanning financial technology, investment operations and investment management – facilitates product innovation to enable client success. We have over 50 years of experience with developing new categories of solutions that anticipate and address complex business challenges. We foster an open, collaborative culture and strive to nurture a talented and engaged workforce. We believe our commitment to driving growth through product innovation – targeting 8-10% of annual revenues for research and development – is a competitive advantage.

•
Organic growth. We seek to grow organically by delivering enterprise-wide platforms to the markets we serve. We are growing the business through new-name sales, cross-sales and new platform delivery. We are also entering adjacent markets by delivering existing and new platforms. To expand capabilities or enable organic growth, we may also make strategic acquisitions or strategic investments in other firms.

•
Client engagement. We strive to forge intimate and enduring client relationships, be a thought leader in the markets we serve, and craft “win-win” pricing models. We believe SEI’s long-lasting client relationships – some of which span decades – are fundamental to enhancing SEI’s financial strength.

•
Enhanced financial strength. We focus on achieving long-term, sustainable revenue and earnings growth. We favor businesses and solutions that generate recurring revenues and predictable cash flows. We maintain a strong balance sheet and return capital to shareholders through stock purchases and paid dividends.

Business Platforms
Investment Processing
We are a leading provider of investment processing platforms to wealth managers worldwide. Clients include institutional and private-client wealth managers, including banks, trust companies, independent wealth advisers, investment advisors, financial planners and other financial services firms. We primarily deliver investment processing services through two proprietary platforms: the SEI Wealth PlatformSM (the SEI Wealth Platform or SWP) and TRUST 3000®. Through our wholly-owned subsidiaries, we also provide business-process outsourcing services including custodial and sub-custodial services, and back-office accounting services.
SWP provides a global, unified and scalable platform for operating a wealth management business. This comprehensive platform includes investment processing and infrastructure services, and advanced financial technology to support wealth advisory, asset management and wealth administration functions. SWP also provides global wealth management capabilities including a 24/7 operating model, global securities processing, and multi-currency accounting and reporting. Built around a client-centric relationship model, SWP has an open architecture and supports workflow management and straight-through processing.
SWP is offered in Software as a Service (SaaS) or as Platform as a Service (PaaS) delivery modes. We began delivering SWP (PaaS) to private banks and independent wealth advisers in the United Kingdom in 2007, to banks in the United States in 2012, and to investment advisor clients in the United States in 2015. As of 2019, all investment advisor clients are operating on SWP.
The TRUST 3000 platform is a comprehensive trust and investment accounting system that provides securities processing and investment accounting for all types of domestic and global securities and support for multiple account types, including personal trust, corporate trust, institutional trust and non-trust investment accounts. This platform is delivered in SaaS or PaaS delivery modes.
Investment processing platforms include application and business-process-outsourcing services, professional services and transaction-based services. Revenues for these services are recognized in Information processing and software servicing fees on the accompanying Consolidated Statements of Operations.
Application and business-process-outsourcing revenues are earned from monthly fees for contracted SaaS and PaaS services. Revenues are based upon the type and number of investor accounts serviced or as a percentage of the market value of the clients’ assets processed. Professional services revenues are earned from contracted, project-oriented services, including client implementations. Transaction-based revenues are earned primarily from commissions earned on securities trades executed on behalf of clients through one of our investment processing platforms.
Investment Management
Our investment management platform consists of investment products including mutual funds, collective investment products, alternative investment portfolios and separately managed accounts. Investment products are used to construct an investment strategy tailored to meet the needs of different investors, taking into consideration their objectives and risk tolerances. Investors typically invest in a globally diversified portfolio that consists of multiple asset classes and investment styles.
Through our wholly owned subsidiaries, we serve as sponsor, administrator, transfer agent, investment advisor, distributor and shareholder servicer for many of these products. We distribute these investment products through investment advisory firms and other wealth managers. We also distribute investment products directly to institutional and individual investors.
Our investment management platform includes other consultative, operational and technology components tailored to the needs of a specific market. These components may include investment strategies, consulting services, administrative and processing services and technology tools. As an example, SEI’s investment management platform is an integral component of OCIO services offered to institutional investors, and SEI’s Turnkey Asset Management Program (TAMP) offered to investment advisors.
As of December 31, 2019, we managed $244.6 billion in assets including:

•	$177.7 billion invested in fixed-income and equity funds and separately managed account programs;

•	$58.2 billion invested in collective trust fund programs; and

•	$8.7 billion invested in liquidity or money market funds.

An additional $107.5 billion in assets is managed by our unconsolidated affiliate LSV, a registered investment advisor that specializes in value equity management for its clients.
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
Investment Operations
We are a leading global provider of investment operations outsourcing platforms to fund companies, banking institutions, family offices and both traditional and alternative investment managers worldwide. These platforms include business-processing-outsourcing services including fund and investment accounting, administration, reconciliation, global regulatory and compliance services (GRCS), investor servicing and client reporting. We also offer investment operations services to the family office market in the United States.
As of December 31, 2019, we administered $683.3 billion in client assets for traditional and alternative investment fund products, including mutual funds, hedge funds and private equity funds. Revenues from these products are earned primarily as a percentage of net assets under administration, and are recognized in Asset management, administration and distribution fees on the accompanying Consolidated Statements of Operations.
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
Institutional Investors – provides investment management and administrative outsourcing platforms to retirement plan sponsors, healthcare systems, higher education and other not-for-profit organizations worldwide;
Investment Managers – provides investment operations outsourcing platforms to fund companies, banking institutions, traditional and non-traditional investment managers worldwide and family offices in the United States; and
Investments in New Businesses – focuses on providing investment management solutions to ultra-high-net-worth families residing in the United States; developing internet-based investment services; developing network and data protection services; modularizing larger technology platforms into stand-alone components; entering new markets; and conducting other research and development activities.
The percentage of consolidated revenues generated by our business segments for the last three years was:

	2019	2018	2017
Private Banks	28%	30%	31%
Investment Advisors	24%	25%	24%
Institutional Investors	20%	20%	21%
Investment Managers	27%	24%	23%
Investments in New Businesses	1%	1%	1%
	100%	100%	100%

Private Banks
We are a leading provider of global investment processing outsourcing platforms for financial intermediaries such as banks and trust institutions, independent wealth advisers and financial advisors worldwide.
We offer investment processing in both SaaS or PaaS delivery modes. SaaS clients outsource investment processing software services and information processing to SEI, but retain responsibility for back-office investment operations. PaaS clients outsource all the same functions and services as PaaS as well as outsource investment operations, including custody and safekeeping of certain assets, income collection, securities settlement and other back-office accounting activities.
In keeping with our One SEI strategy, we are bringing all of SEI’s assets and platforms to wealth managers in flexible and customizable ways, enabling them to access the collective power of SEI’s comprehensive platforms to solve their unique challenges and complex business opportunities. Clients operate their wealth management and trust businesses on our legacy solution, TRUST 3000, or on our comprehensive, modern solution, SWP. These platforms are offered as either single-platform solutions or in conjunction with standalone components of other SEI platforms and services to create unique solutions depending upon the needs of the client.
SWP offers advanced transformational capabilities across the entire range of wealth management processes, including those of large global wealth managers. SWP enables banks and wealth managers of all types to manage the growing complexity of their operations, replace legacy platforms, comply with complex regulations and make more effective use of capital by outsourcing wealth management processing or operational services.
Our TRUST 3000 and SWP clients sign long-term contracts. For TRUST 3000, clients have initial terms that are generally five to seven years in length. On our TRUST 3000 platform, at December 31, 2019, we had significant relationships with 61 bank and trust institutions in the United States. Our principal competitors for this business are:

•	Fidelity National Information Services, Inc. (FIS);

•	Innovest Portfolio Solutions, LLC;

•	Charles Schwab & Co., Inc.; and

•	Fidelity Investments.
Many large financial institutions develop, operate and maintain proprietary investment and trust accounting systems. We consider these “in-house” systems to be a form of competition.
On our SWP solution, at December 31, 2019, we had significant relationships with 53 signed banks, independent wealth advisers and other wealth managers located in the United Kingdom and the United States. Our principal competitors for this business, in addition to those named above, where there has been sector consolidation through acquisitions, are:

•	Pershing LLC;

•	FNZ UK Ltd.;

•	Temenos Group AG;

•	Avaloq;

•	SS&C Technologies;

•	Fiserv, Inc.; and

•	other smaller technology firms.
We also consider “in-house” systems to be a form of competition.
This segment also offers investment management and distribution programs for banks, wealth managers and other financial services intermediaries globally. We also deliver customizable wealth management programs leveraging more than three decades of experience with manager research and advice, asset allocation advice and portfolio construction advice. These programs are flexible and provide a better solution at a lower cost of ownership and quicker speed to market through outsourcing. We can deliver active, factor-based and passively-managed solutions constructed on the principals of behavioral finance to give firms the ability to focus on their clients while implementing and maintaining consistent and efficient processes that help them grow their business and manage risk.
We have business relationships with 285 banks, wealth managers and other financial services intermediaries at December 31, 2019. Our definition of an asset management distribution client for this segment includes financial intermediaries who have exceeded a minimal level of customer assets invested in our investment products. With the growth of our business, the minimal level of customer assets which defines a "business relationship" is adjusted from time to time. Our business is primarily based on 98 asset management distribution clients who, at December 31, 2019, had at least $5.0 million each in customer assets invested in our programs. With primary focus on the markets of the United States, Canada, United Kingdom, continental Europe, Hong Kong and Singapore, we serve clients, and their clients, throughout the globe in six languages. The principal competitors for this business are:

•	Russell Investment Group;

•	BlackRock;

•	discretionary portfolio managers; and

•	various multi-manager investment programs offered by other firms.
We also consider “in-house” proprietary asset management capabilities to be a form of long-term competition.
Investment Advisors
We are a leading provider of investment management solutions throughout the United States to registered investment advisors, financial planners and life insurance agents, many of whom are registered with independent broker-dealers. These solutions include SEI’s investment management platform and investment processing platform and are generally offered on a bundled basis. We also help advisors manage and grow their businesses by providing them access to marketing support programs and practice management services which include, for example, workflow recommendations, succession planning advice, business assessment assistance and recommended management practices. We believe our integrated solution helps investment advisors reduce risk, improve quality and gain operational efficiency which allows them to devote more of their resources to acquiring new clients and achieving better outcomes for their existing clients.
Advisors are responsible for the investor relationship which includes creating financial plans, implementing investment strategies and educating and servicing their customers. Advisors may customize portfolios to include the SEI-sponsored mutual funds, separate account managers provided through our programs and third party mutual funds curated by our Investment Management Unit. Our wealth and investment programs are designed to be attractive to affluent or high-net-worth individual investors and small to medium-sized institutional retirement plans.
We continually evaluate and enhance our offering to meet the emerging needs of our advisors and their end clients. The enhanced service offerings enabled through SWP provide a more diverse range of back-office, front-office and client-facing investment processing and investment management capabilities. We completed the movement of all our clients onto SWP in 2019. With the movement complete, we will focus on further enhancements to SWP and recruiting new advisors.
We estimate we have business relationships with approximately 7,600 financial advisors at December 31, 2019. Our definition of a client for this segment includes financial advisors who have exceeded a minimal level of customer assets invested in our investment products. With the growth of our business, the minimal level of customer assets which defines a "business relationship" is adjusted from time to time. Our business is primarily based on approximately 2,300 investment advisors who, at December 31, 2019, had at least $5.0 million each in customer assets invested in our programs. Revenues are earned largely as a percentage of average assets under management.
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
Institutional Investors
We are a leading provider of Outsourced Chief Investment Officer (OCIO) platforms for retirement plan sponsors, healthcare systems, higher education and other not-for-profit organizations globally. We have a broadly experienced team with specific expertise in defined benefit plans, defined contribution plans, endowments, foundations, balance sheet assets and other institutional asset pools.
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
Fees are primarily earned as a percentage of average assets under management calculated using the average of the four month ending balances preceding the billing date. At December 31, 2019, we had relationships with 474 institutional clients. The principal competitors for this segment are:

•	boutique and large bank OCIO/fiduciary management firms;

•	Mercer;

•	Aon Hewitt;

•	Willis Towers Watson; and

•	Russell Investments.
Investment Managers
We are a leading global provider of investment operations outsourcing platforms to fund companies, banking institutions, family offices and investment managers, both traditional and alternative, worldwide. We provide investment organizations and asset owners with the advanced operating infrastructure that is critical to success in this highly competitive industry while also providing solutions to efficiently navigate a host of ever changing and increasingly complex business and regulatory challenges. Our comprehensive global operating platform and technological infrastructure provides clients with customized and integrated capabilities in the areas of:

•	data and information management/analytics;

•	investment operations;

•	regulatory and compliance support;

•	fund administration;

•	fund accounting;

•	investor reporting; and

•	distribution support.
We work with a diverse and sophisticated group of alternative, traditional, and hybrid asset managers, including approximately one-third of the top 100 managers worldwide. We believe clients choose our full-service offering because of its flexibility, quality and ability to support their diverse business needs across multiple product types and structures, investment strategies and asset classes. Our investment manager clients manage assets in a variety of packaging types, including hedge funds, private equity and real estate funds, open-ended mutual funds, separate accounts, ETFs, UCITS and closed-end funds. For clients focused on the nearly $30 trillion U.S. retirement market who desire to manage assets within a collective investment trust, we offer trustee and investment management services in addition to the aforementioned administration services. Our platform also enables us to offer outsourcing services to a full spectrum of investment managers, accommodating the special needs of emerging and start-up managers all the way through to the most complex, multi-asset hybrid managers globally. Our advanced technology-driven operational platform enables managers to view their business in a comprehensive and integrated way, providing more insight and thus control over their business risks and results.

We also provide an award-winning family office platform with a comprehensive suite of technology and technology-enabled services for ultra-high-net-worth families, their trusted advisors and the institutions that service the family office market.
Over the past few years, investors have faced multiple market disruptions and rising volatility, albeit in generally upward-trending broader markets. At the same time there has been an increased level of regulatory pressure focused on investor and data protection. Investment managers have responded with a range of innovative products designed to better align interests between managers and investors, manage volatility and downside risk, and many now offer alternatives to the pure long-only active investing strategies historically used in traditional markets. This can be accomplished in a standalone private or public fund vehicle or using our U.S. mutual fund and ETF series trust platform. We also offer a regulatory compliance platform that assists managers in adhering to the changing and increasingly demanding global regulatory environment. Additionally, as we believe that competitiveness will increasingly be based on capabilities other than just portfolio investment expertise, we offer managers solutions that help them gain scale and efficiency, run their businesses more intelligently through data analytics and online dashboards, and be more responsive to regulatory, investor and intermediary needs.
We will continue our efforts to add new asset managers, asset owners, family offices and private wealth advisors as clientele, grow our existing client relationships, expand into new markets and leverage SEI's new and existing platforms and solutions in both an integrated front-to-back and unbundled componentized fashion.
Contracts for fund administration outsourcing services generally have terms ranging from three to five years. Fees are primarily earned as a percentage of assets under management and administration. A portion of the revenues for this segment is earned as account servicing fees. At December 31, 2019, we had relationships with 520 investment management companies, alternative investment managers, family offices and private wealth advisors. Our competitors vary according to the asset class or solutions provided and include:

•	State Street;

•	BNY Mellon;

•	Northern Trust;

•	SS&C Technologies; and

•	Citco.
Investments in New Businesses
The Investments in New Businesses segment represents other business ventures or research and development activities intended to expand our solutions to new or existing markets, including ultra-high-net-worth families who reside in the United States.
This segment also includes costs associated with other business and research initiatives, including internet-based investment services, network and data protection services, and the modularization of larger technology platforms into stand-alone components for the wealth management and investment processing markets.
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

Research and Development
We continue to devote significant resources to research and development, including expenditures for new technology platforms, enhancements to existing technology platforms and new investment products and services. Our research and development expenditures for the last three years were:

(all dollar amounts in thousands)	2019	2018	2017
Research and development expenditures	$163,008	$159,084	$155,252

Capitalization of costs incurred in developing computer software	$34,074	$44,221	$61,043

Research and development expenditures as a percentage of revenues	9.9%	9.8%	10.2%
Our research and development expenditures are included in Compensation, benefits and other personnel and Consulting, outsourcing and professional fees on the accompanying Consolidated Statements of Operations.
The majority of our research and development spending is related to adding capabilities to SWP, which combines business service processing with asset management and distribution services. SWP offers a client-centric, rather than an account-centric, process with model-based portfolio management services through a single platform. SWP utilizes SEI’s proprietary applications with those built by third-party providers and integrates them into a single technology platform. This integration supports straight-through business processing and enables the transformation of our clients’ wealth services from operational investment processing services to client value-added services.
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
Marketing and Sales
Our business platforms are directly marketed to potential clients in our target markets. At January 31, 2020, we employed approximately 107 sales representatives who operate from offices located throughout the United States, Canada, the United Kingdom, continental Europe, South Africa, Asia and other locations.
Customers
In 2019, no single customer accounted for more than 10% of revenues in any business segment.
Personnel
At January 31, 2020, we had 3,724 full-time and 32 part-time employees. Employee unions do not represent any of our employees. Management considers employee relations to be generally good.
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

•	SEI Investments - Global Fund Services, Ltd., or GFSL, an authorized provider of administration services for Irish and non-Irish collective investment schemes that is regulated by the CBI; and

•	SEI Investments - Depositary and Custodial Services (Ireland) Limited, or D&C, an authorized provider of depositary and custodial services that is regulated by the CBI.

•	SEI Institutional Transfer Agent, Inc., or SITA, a transfer agent registered with the SEC under the Securities Exchange Act of 1934.
In addition to the regulatory authorities listed above, our subsidiaries are subject to the jurisdiction of regulatory authorities in other foreign countries. In addition to our wholly-owned subsidiaries, we also own a minority interest of approximately 38.9% in LSV, which is also an investment advisor registered with the SEC.
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
Item 1A. Risk Factors.
We believe that the risks and uncertainties described below are those that impose the greatest threat to the sustainability of our business. However, there are other risks and uncertainties that exist that may be unknown to us or, in the present opinion of our management, do not currently pose a material risk of harm to us. The risk and uncertainties facing our business, including those described below, could materially adversely affect our business, results of operations, financial condition, capital position, liquidity, competitive position or reputation, including by materially increasing expenses or decreasing revenues, which could result in material losses or a decrease in earnings.
Risks Related to Our Business and Industry
Our revenues and earnings are affected by changes in capital markets and significant changes in the value of financial instruments. A majority of our revenues are earned based on the value of assets invested in investment products that we manage or administer. Significant fluctuations in securities prices may materially affect the value of these assets and may also influence an investor’s decision to invest in and maintain an investment in a mutual fund or other investment products. Geopolitical events, market volatility, illiquid market conditions and other disruptions in the financial markets may make it extremely difficult to value certain financial instruments, particularly during periods of market displacement. Subsequent valuations of financial instruments in future periods, in light of factors then prevailing, may result in significant changes in the value of these instruments. As a result, our revenues and earnings derived from assets under management and administration could be adversely affected.
We are exposed to product development risk. We continually strive to increase revenues and meet our customers' needs by introducing new products and services as well as maintaining and improving our existing products and services. As a result, we are subject to product development risk, which may result in loss if we are unable to develop and deliver products to our target markets that address our clients' needs that are developed on a timely basis and reflect an attractive value proposition. The majority of our technology product development risk pertains to the evolution of the SEI Wealth Platform and our other technology platforms and our One SEI strategy. This strategy is designed to leverage our technology solutions and operational services in a single client offering. The SEI Wealth Platform through our One SEI strategy allows complex global financial institutions to consume multiple elements of our existing and new platforms and assets and operational servicing arrangements through a single engagement with us. This expanded strategy enhances the scope and scale and integration points of our existing platforms.
The development and introduction of new products and services in our asset management operations requires continued innovative efforts on our part and may require significant time and resources as well as ongoing support and investment. Substantial risk and uncertainties are associated with the introduction of new products and services, including the implementation of new and appropriate operational controls and procedures, shifting client and market preferences, the introduction of competing products or services and compliance with regulatory requirements. Indeed, product development in the asset management arena has had significant growth in newer areas where investment criteria and performance metrics have not yet been fully defined or developed, such as Environmental, Social and Governance, or

“ESG” products, Sustainable Investing products, and Tax Harvesting programs. New products often must be in the market place for three or more years in order to generate track records required to attract significant asset inflows. A failure to continue to innovate to introduce successful new products and services or to manage effectively the risks associated with such products and services may impact our market share relevance and may cause our revenues and earnings derived from assets under management and administration to decline.
If we fail to develop new or enhanced products or services at an acceptable cost or on a timely basis or if our development strategies as a result of our One SEI strategy are not accepted by our clients, we may recognize significant financial losses. Further, if we fail to deliver products and services which are of sound, economic value to our clients and our target markets, or an inability to support the product in a cost-effective and compliant manner, we may face reputational damage and incur significant financial losses.
We are exposed to operational risks. Operational risk refers to the risk of loss, or of damage to our reputation, resulting from inadequate or failed processes or systems, from human factors or from external events (e.g., fraud, theft, legal and compliance risks, cyber-attacks or damage to physical assets). We may incur operational risk across the full scope of our business activities, including revenue-generating activities (e.g., sales and trading) and support and control groups (e.g., information technology, accounting systems and trade processing).
Our businesses are highly dependent on our ability to process and report, on a daily basis, a large number of transactions across numerous and diverse markets and asset classes in many currencies. Operational efficiency is modeled on defined and strict timelines which, when reliant on human intervention, present inherent risk. In the event of a breakdown or improper operation of systems, human error or improper action by employees or consultants, we could suffer significant financial loss, regulatory sanctions or damage to our reputation. Additionally, we may introduce new products or services or change processes or reporting, including in connection with new regulatory requirements, resulting in new operational risk that we may not fully appreciate or identify.
The breadth and range of operational risk are such that the types of mitigating activities are wide-ranging. Examples of activities include:

•	continuous enhancement of defenses against cyber-attacks;

•	use of legal agreements and contracts to transfer and/or limit operational risk exposures;

•	due diligence;

•	implementation of enhanced policies and procedures;

•	technology change management controls;

•	exception management processing controls; and

•	segregation of duties.
The primary responsibility for the management of operational risk is with the business segments; the business managers maintain processes and controls designed to identify, assess, manage, mitigate and report operational risk. Oversight of operational risk is provided by the Operations Risk Committee, legal entity boards and committees and senior management. This governance structure may not adequately assess or address operational risk, which could lead to significant financial loss and reputational harm.
We are dependent upon third-party service providers in our operations. In connection with our ongoing operations, we utilize the the services of third-party suppliers, which we anticipate will continue and may increase in the future. These services include, for example, outsourced development, processing and support functions, and other professional services. Our risk-based approach to managing exposure to these services includes the performance of due diligence, implementation of service level and other contractual agreements, consideration of operational risks and ongoing monitoring of third-party suppliers’ performance. Our third-party risk management strategy includes the adoption of appropriate risk management controls and practices through the supplier management life cycle, including, but not limited to, assessment of information security, service failure, financial stability, disaster recoverability, reputational risk, contractual risk and safeguards against corruption.
We also serve as the investment advisor for many of the products offered through our investment management programs and utilize the services of investment sub-advisers to manage the majority of these assets. A failure in the performance of our due diligence processes and controls related to the supervision and oversight of these firms in detecting and addressing conflicts of interest, fraudulent activity, noncompliance with relevant securities and other laws and regulations could cause us to suffer financial loss, regulatory sanctions or damage to our reputation.

Our broader third-party relationships include: financial counterparties; financial intermediaries such as clearing agents, exchanges and clearing houses; vendors; regulators; and providers of critical infrastructure. Third parties are sources of cyber security risk to us, particularly when their activities and systems are beyond our own security and control systems. A cyber-attack, information breach or loss, or technology failure of a third party could adversely affect our ability to effect transactions, service our clients, manage our exposure to risk or expand our businesses. As a result, we engage in regular and ongoing due diligence of third parties with an enhanced focus on those third parties deemed critical, such as custody, payments, and clearing, or significant shared services, such as information technology, or other activities that expose us to significant financial or reputational risk.
Third-party financial entities and technology systems upon which we rely are becoming more interdependent and complex. For example, in recent years, there has been significant consolidation among clearing agents, exchanges and clearing houses and increased interconnectivity of multiple financial institutions with central agents, exchanges and clearing houses. This consolidation and interconnectivity increases the risk of operational failure, on both individual and industry-wide basis, as disparate complex systems need to be integrated, often on an accelerated basis. A failure by a third-party product or service provider may impair our ability to provide contractual services to our clients on a timely basis to process transactions for our clients accurately, or to meet our regulatory obligations.
If a third-party service provider is unable to provide services, we may incur significant costs to either internalize some of these services, find a suitable alternative, or to compensate our clients for any losses that may be sustained as a consequence of the actions or inactions of our third-party services providers. In the event of a breakdown or improper operation of our or a direct or indirect third-party’s systems or processes or improper or unauthorized action by third parties, including consultants and subcontractors or our employees, we could suffer financial loss, an impairment to our liquidity position, a disruption of our businesses, regulatory sanctions or damage to our reputation.
We are dependent on third-party pricing services for the valuation of securities invested in our investment products. The majority of the securities held by our investment products are valued using quoted prices from active markets gathered by external third-party pricing services. Securities for which market prices are not readily available are valued in accordance with procedures applicable to that investment product. These procedures may utilize unobservable inputs that are not gathered from any active markets and involve considerable judgment. If these valuations prove to be inaccurate, our revenues and earnings from assets under management could be adversely affected.
We are dependent upon third-party approvals. Many of the investment advisors through which we distribute our investment offerings are affiliated with independent broker-dealers or other networks, which have regulatory responsibility for the advisor’s practice. As part of the regulatory oversight, these broker-dealers or networks must approve the use of our investment products by affiliated advisors within their networks. Failure to receive such approval, or the withdrawal of such approval, could adversely affect the marketing of our investment products.
Our earnings and cash flows are affected by the performance of LSV. We maintain a minority ownership interest in LSV which is a significant contributor to our earnings. We also receive partnership distribution payments from LSV on a quarterly basis which contribute to our operating cash flows. LSV is a registered investment advisor that provides investment advisory services to institutions, including pension plans and investment companies. LSV is a value-oriented, contrarian money manager offering a deep-value investment alternative utilizing a proprietary equity investment model to identify securities generally considered to be out of favor by the market. Volatility in the capital markets or poor investment performance on the part of LSV, on a relative basis or an absolute basis, could result in a significant reduction in their assets under management and revenues and a reduction in performance fees. Consequently, LSV's contribution to our earnings through our minority ownership as well as to our operating cash flows through LSV's partnership distribution payments could be adversely affected.
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
In addition, conflicts or disagreements between us and any of our joint venture, strategic or minority partners may negatively impact the benefits to be achieved by the relevant venture.

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
Moreover, to the extent we pursue strategic acquisitions, we may be exposed to a number of risks, including additional demands on our existing employees; additional or new regulatory requirements, operating facilities and technologies; adverse effects in the event acquired goodwill or intangible assets become impaired; and the existence of liabilities or contingencies not disclosed to or otherwise known by us prior to closing a transaction. These risks could result in decreased earnings and harm to our competitive position in the investment management industry.
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
The departure of the United Kingdom from the European Union could negatively affect our business, results of operations and operating model. It remains highly uncertain how the departure of the United Kingdom from the European Union (EU), which is commonly referred to as “Brexit,” will affect financial services firms that conduct substantial operations in the EU from legal entities that are organized in or operating from the United Kingdom. The United Kingdom exited the EU on January 31, 2020, and a transitional period up to December 31, 2020 is in effect. The deadline for agreeing an extension to this transition period is June 30, 2020. In the event no such extension is agreed, a new trade deal (including financial services regulation) between the United Kingdom and EU will be agreed and take effect from January 1, 2021, or there will be a “no-deal” Brexit at that time. In addition, Brexit has created an uncertain political and economic environment in the United Kingdom, and may create such environments in other EU member states. Political and economic uncertainty has in the past led to, and the outcome of Brexit could lead to, declines in market liquidity and activity levels, volatile market conditions, a contraction of available credit, changes in interest rates or exchange rates, weaker economic growth and reduced business confidence all of which could adversely impact our business. Given the potential negative disruption to regional and global financial markets, and depending on the extent to which we may be required to make material changes to our EU operations beyond those currently planned, our results of operations and business prospects could be negatively affected.
Risks Related to Our Technology
We are exposed to data and cyber security risks. Like other global financial service providers, we experience millions of cyber-attacks on our computer systems, software, networks and other technology assets on a daily basis. Cyber security and information risks for financial institutions have significantly increased in recent years in part because of the proliferation of new technologies, the use of the internet and mobile telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists and other external extremist parties, including foreign state actors, in some circumstances as a means to promote political ends. In addition to the growing sophistication of certain parties, the commoditization of cyber tools which are able to be weaponized by less sophisticated actors has led to an increase in the exploitation of technological vulnerabilities. Any of these parties may also attempt to fraudulently induce employees, customers, clients, vendors or other third parties or users of our systems to disclose sensitive information in order to gain access to our data or that of our employees or clients. Cyber security and information security risks may also derive from human error, fraud, or malfeasance on the part of our employees or third parties, including third-party providers, or may result from accidental technological failure. In addition, third parties with whom we do business, their service providers, as well as other third parties with whom our customers do business, are sources of cyber security risks, particularly where activities of customers are beyond our security and control systems. There is no guarantee that the measures we take will provide absolute security or recoverability of our systems or our data or that of our clients given the techniques used in cyber-attacks are complex and frequently change, and may not be able to be anticipated. Like other financial service providers, we have established and continually evaluate strategies designed to protect against threats and vulnerabilities containing preventive and detective controls including, but not limited to, firewalls, intrusion detection systems, computer forensics, vulnerability scanning, server hardening, penetration testing, anti-virus software, data leak prevention, encryption and centralized event correlation monitoring.
A successful penetration or circumvention of the security of our systems or the systems of a vendor, governmental body or another market participant could cause serious negative consequences, including:

•	significant disruption of our operations and those of our clients, customers and counterparties, including losing access to operational systems;

•	misappropriation of our confidential information or that of our clients, counterparties, employees or regulators

•	damage to our technology infrastructure or systems and those of our clients, and counterparties;

•	inability to fully recover and restore data that has been stolen, manipulated or destroyed, or to prevent systems from processing fraudulent transactions;

•	violations by us of applicable privacy and other laws;

•	financial loss to us or to our clients, counterparties or employees;

•	loss of confidence in our cyber security measures;

•	dissatisfaction among our clients or counterparties;

•	significant exposure to litigation and regulatory fines, penalties or other sanctions; and

•	harm to our reputation.
Any of the foregoing factors could expose us to liability for damages which may not be covered by insurance; but may result in the loss of customer business, damage our reputation, subject us to regulatory scrutiny or expose us to civil litigation. In addition, the failure to upgrade or maintain our computer systems, software and networks, as necessary, could also make us susceptible to breaches and unauthorized access and misuse. We may be required to expend significant additional resources to modify, investigate or remediate vulnerabilities or other exposures arising from data and cyber security risks. Furthermore, even if not directed at us specifically, attacks on other financial institutions could disrupt the overall functioning of the financial system. As a result of the importance of communications and information systems to our business, we could also be adversely affected if attacks affecting our third-party service providers impair our ability to process transactions and communicate with clients and counterparties.
Given our global footprint and the high volume of transactions we process, the large number of clients, partners, vendors and counterparties with which we do business, and the increasing sophistication of cyber-attacks, a cyber-attack, or an information or security breach could occur and persist for an extended period of time without detection. We expect that any investigation of a cyber-attack would be inherently unpredictable and that it would take time before the completion of any investigation and before there is availability of full and reliable information. During such time we would not necessarily know the extent of the harm or how best to remediate it, and certain errors or actions could be repeated or compounded before they are discovered and remediated, all or any of which would further increase the costs and consequences of a cyber-attack.
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
Risks Related to Our Competitive Environment
Pricing pressure from increased competition and disruptive technology may affect our revenues and earnings. The investment management industry is highly competitive and has relatively low barriers to entry. In recent years, we have experienced, and continue to experience, pricing pressures from the introduction of new, lower-priced investment products and services and the growth of passive investing, as well as from competitor firms offering automated portfolio management and other services based on technological innovations. These new investment products and technological innovations available to both institutional and retail investors have led to a general trend towards lower fees in some segments of the investment management industry. We believe price competition and pricing pressures in these and other areas will continue as investors continue to reduce the amounts they are willing to pay and financial services firms seek to obtain market share by reducing fees or margins.
Over time, certain sectors of the financial services industry have become more concentrated, as institutions involved in a broad range of financial services have left businesses, been acquired by or merged into other firms, or have declared bankruptcy. Such changes could result in our remaining competitors gaining greater capital and other resources, such as the ability to offer a broader range of products and services and geographic diversity, or new competitors may emerge.
Our investment management platforms include investment management programs and back-office investment processing outsourcing services and are generally offered on a bundled basis. The breadth of our business solutions allows us to compete on a number of factors including:

•	the performance of our investment products;

•	the level of fees charged;

•	the quality of our investment processing services;

•	our reputation and position in the industry;

•	our ability to adapt to disruptive technology developments or unforeseen market entrants; and

•	our ability to address the complex and changing needs of our clients.
Increased competition on the basis of any of these factors could have an adverse impact on our competitive position resulting in a decrease in our revenues and earnings.
Our investment management business may be affected by the poor investment performance of our investment products or a client preference for products other than those which we offer or for products that generate lower fees. Poor investment returns in our investment management business, due to either general market conditions or underperformance (relative to our competitors or to benchmarks) by funds or accounts that we manage or investment products that we design or sell, affects our ability to retain existing assets and to attract new clients or additional assets from existing clients. This could affect the management and incentive fees that we earn on assets under administration or the commissions that we earn for selling other investment products. To the extent that our clients choose to invest in products that we do not currently offer, we will suffer outflows and a loss of management fees. Further, if, due to changes in investor sentiment or the relative performance of certain asset classes or otherwise, clients invest in products that generate lower fees, our investment management business could be adversely affected.
External factors affecting the fiduciary management market could adversely affect us. The utilization of defined benefit plans by employers in the United States has been steadily declining. A number of our clients have frozen or curtailed their defined benefit plans resulting in decreased revenues and earnings related to this market segment. We have also experienced increasing fee sensitivity and competition for certain fiduciary management services due to investor preferences toward lower-priced investment products including passive management approaches. The current growth strategies of our Institutional Investors segment include entering new global markets and placing greater emphasis on defined contribution and not-for-profit organizations fiduciary management sales opportunities. These strategies may not be successful in mitigating the impact of lower revenues and earnings caused by these external factors which could adversely affect our revenues and earnings.

Risks Related to Our Legal, Regulatory and Compliance Environment
The financial services industry is subject to extensive regulation and changes in regulation will impact our business. Legal, regulatory and compliance risk includes the risk of legal or regulatory sanctions, material financial loss including fines, penalties, judgments, damages and/or settlements, or loss to reputation we may suffer as a result of our failure to comply with laws, regulations, rules, related self-regulatory organization standards and codes of conduct applicable to our business activities. This risk also includes contractual and commercial risk, such as the risk that a counterparty’s performance obligations will be unenforceable. It also includes compliance with anti-money laundering, anti-corruption and terrorist financing rules and regulations.
Our various business activities are conducted through entities which may be registered with or regulated by the SEC and CFTC as an investment advisor, a broker-dealer, a transfer agent, or an investment company, and with federal or state banking authorities as a trust company. Our broker-dealer is also a member of FINRA and is subject to its rules and oversight. In addition, some of our foreign subsidiaries are registered with, and subject to the oversight of, regulatory authorities primarily in the United Kingdom, Republic of South Africa, the Republic of Ireland, Canada and the Cayman Islands. Many of our clients are subject to substantial regulation by federal and state banking, securities or insurance authorities or the Department of Labor. Compliance with existing and future regulations, responding to and complying with recent regulatory activity affecting broker-dealers, investment advisors, investment companies and their service providers and financial institutions, and examination or other supervisory activities of our regulators or of the regulators of our clients, could have a significant impact on our operations or business or our ability to provide certain products or services.
We offer investment and banking products that also are subject to regulation by the federal and state securities and banking authorities, as well as foreign regulatory authorities, where applicable. Existing or future regulations that affect these products could lead to a reduction in sales of these products or an increase in the cost of providing these products.
In the United States, the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001, imposes significant obligations on financial institutions to detect and deter money laundering and terrorist financing activity, including requiring banks, bank holding companies and their subsidiaries, broker-dealers, futures commission merchants, introducing brokers and mutual funds to implement anti-money laundering programs, verify the identity of customers that maintain accounts, and monitor and report suspicious activity to appropriate law enforcement or regulatory authorities. Outside the United States, applicable laws, rules and regulations similarly require designated types of financial institutions to implement anti-money laundering programs. Failure to implement comprehensive anti-money laundering programs across our globally-regulated businesses poses regulatory risk including fines for noncompliance.
We must comply with economic sanctions and embargo programs administered by the Office of Foreign Assets Control (OFAC) and similar national and multinational bodies and governmental agencies outside the United States, as well as anti-corruption and anti-money laundering laws and regulations throughout the world. We can incur higher costs and face greater compliance risks in structuring and operating our businesses to comply with these requirements. Furthermore, a violation of a sanction or embargo program or anti-corruption or anti-money laundering laws and regulations could subject us and our subsidiaries, and individual employees, to regulatory enforcement actions as well as significant civil and criminal penalties.
Our businesses are also subject to privacy and data protection information security legal requirements concerning the use and protection of certain personal information. These include those adopted pursuant to the Gramm-Leach-Bliley Act and the Fair and Accurate Credit Transactions Act of 2003 in the United States, the General Data Protection Regulation (GDPR) in the EU, and various other laws including, but not limited to, Canada’s Personal Information Protection and Electronic Documents Act and the Cayman Islands' Data Protection Law. Privacy and data security legislation is a priority issue in many states and localities in the United States, as well as foreign jurisdictions outside of the EU. For example, California enacted the California Consumer Privacy Act (CCPA) which broadly regulates the sale of the consumer information of California residents and grants California residents certain rights to, among other things, access and delete data about them in certain circumstances. Other states are considering similar proposals. Such attempts by the states to regulate have the potential to create a patchwork of differing and/or conflicting state regulations. Ensuring compliance under ever evolving privacy legislation, such as GDPR and CCPA, is an ongoing commitment which involves substantial costs, and it is possible that despite our efforts, governmental authorities or third parties will assert that our practices fail to comply with relevant regulatory standards.
Recent, well-publicized allegations involving the misuse or inappropriate sharing of personal information have led to expanded governmental scrutiny of practices relating to the use or sharing of personal data by companies in the United States and other countries. That scrutiny has in some cases resulted in, and could in the future lead to, the adoption of stricter laws and regulations relating to the use and sharing of personal information. These types of laws and regulations could prohibit or significantly restrict financial services firms from sharing information among affiliates or with third parties such as vendors, and thereby increase compliance costs, or restricting the use of personal data when developing or offering products or services to customers. These restrictions could inhibit our development or marketing of certain products or services, or increase the costs of offering them to customers.
The fees and assessments imposed on our regulated subsidiaries by federal, national, state and foreign regulatory authorities could have a significant impact on us. The frequency and scope of regulatory reform in the current regulatory environment may lead to an increase in fees and assessments resulting in increased expense, or an increase or change in regulatory requirements which could affect our operations and business.
Our investment management operations may subject us to fiduciary or other legal liability for client losses. Our fund and trust management and administration operations are complex activities and include functions such as recordkeeping and accounting, security pricing, corporate actions, compliance with investment restrictions, daily net asset value computations, account reconciliations, and required distributions to fund shareholders. Failure to properly perform operational tasks, or the misrepresentation of our services and products could subject us to regulatory sanctions, penalties or litigation and result in reputational damage, liability to clients, and the termination of investment management or administration agreements and the withdrawal of assets under our management.
In the management and administration of funds and client accounts, we use models and other tools and resources to support investment decisions and processes, including those related to risk assessment, portfolio management, trading and hedging activities and product valuations. Errors in the design, function, or underlying assumptions used in these models and tools, particularly if we fail to detect the errors over an extended period, could subject us to claims of a breach of fiduciary duty and potentially large liabilities for make-whole payments, litigation, and/or regulatory fines.
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
We are a holding company and, therefore, may not be able to receive dividends or other payments in needed amounts from our subsidiaries. We are organized as a holding company, a legal entity separate and distinct from our operating entities. As a holding company without significant operations of its own, our principal assets are the shares of capital stock of our subsidiaries. We rely on dividends and other payments from these subsidiaries to meet our obligations for paying dividends to shareholders, repurchasing our common stock and corporate expenses. Certain of our subsidiaries are subject to regulatory requirements of the jurisdictions in which they operate or other restrictions that may limit the amounts those subsidiaries can pay in dividends or other payments to us. No assurance can be given that there will not be further changes in law, regulatory actions, or other circumstances that could restrict the ability of our subsidiaries to pay dividends or otherwise make payment to us. Furthermore, no assurance can be given that our subsidiaries may be able to make timely payments to us in order for us to meet our obligations.
Risks Related to Our Business Generally
If our management fails to develop and execute effective business strategies, and to anticipate changes affecting those strategies, our results could suffer. Our business strategies significantly affect our results of operations. These strategies relate to:

•	the products and services we offer;

•	the geographies in which we operate;

•	the types of clients we serve;

•	the counterparties with which we do business; and

•	the manner in which we deploy our capital resources to take advantage of perceived opportunity in the short and long-term.

If management makes choices about these strategies and goals that prove to be incorrect, do not accurately assess the competitive landscape, the head winds and tailwinds affecting our business, or fail to address changing regulatory and market environments, then our growth prospects may suffer and our earnings could decline.
Our growth and prospects also depend on management’s ability to develop and execute effective business plans to address these strategic priorities, both in the near term and over longer time horizons. Management’s effectiveness in this regard will affect our ability to develop and enhance our resources, control expenses and return capital to shareholders. Each of these objectives could be adversely affected by any failure on the part of management to:

•	devise effective business plans and strategies;

•	effectively implement business decisions;

•	institute controls that appropriately address the risks associated with business activities and any changes in those activities;

•	offer products and services that are appropriately priced, meet the changing expectations of clients and customers and are delivered in ways that enhance client satisfaction;

•	allocate capital in a manner that promotes long-term stability to enable us to build and invest in market-leading technologies and products, even in a highly-stressed environment;

•	adequately respond to regulatory requirements;

•	appropriately address shareholder concerns;

•	react quickly to changes in market conditions or market structures, or

•	develop and enhance the operational, technology, risk, financial and managerial resources necessary to grow and manage our business.
Additionally, our Board of Directors plays an important role in exercising appropriate oversight of management’s strategic decisions, and a failure by our Board of Directors to perform this function could also impair our results of operations.
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
Despite the business contingency, disaster recovery and security response plans we have in place, there can be no assurance that such plans will fully mitigate all potential risks to us. Our ability to conduct business may be adversely affected by a disruption in the infrastructure that supports our business and the communities where we are located, which are concentrated in the Philadelphia metropolitan area, London, and Dublin. This may include a disruption involving physical site access, cyber or information security incidents, terrorist activities, disease pandemics, catastrophic events, natural disasters, severe weather events, electrical outage, environmental hazard, computer servers, communications or other services we use, our employees or third parties with whom we conduct business.
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
Changes in law or regulation in jurisdictions in which our operations are located that affect taxes on employees’ income, or the amount/composition of compensation, may also adversely impact our ability to hire and retain qualified employees in those jurisdictions. As a global financial services and technology company, we are subject to limitations on compensation practices (which may or may not affect our competitors) by regulators worldwide. These limitations, including any imposed by or as a result of future legislation or regulation, may require us to alter our compensation practices in ways that could adversely affect our ability to attract and retain talented employees.
Our operations depend on the competence and integrity of our employees and third-parties. Our ability to operate our businesses efficiently and profitably, and to offer products and services that meet the expectations of our clients, is highly dependent on the competence and trustworthiness of our employees and contractors, as well as those of third parties on which our operations rely, including vendors, custodians and financial intermediaries. Our businesses could be materially and adversely affected by a significant operational breakdown or failure, theft, fraud or other unlawful conduct, or other negative outcomes caused by poor judgement, human error or misconduct on the part of one of our employees or contractors or those of a third party on which our operations rely.
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
Currency fluctuations could negatively affect our future revenues and earnings as our business grows globally. We operate and invest globally to expand our business into foreign markets. Our foreign subsidiaries use the local currency as the functional currency. As these businesses evolve, our exposure to changes in currency exchange rates may increase. Adverse movements in currency exchange rates may negatively affect our operating results, liquidity, contract values and financial condition.
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
We may incur losses as a result of unforeseen or catastrophic events, including the emergence of a pandemic, terrorist attacks, extreme weather events or other natural disasters. The occurrence of unforeseen or catastrophic events, including the emergence of a pandemic or other widespread health emergency (or concerns over the possibility of such an emergency), terrorist attacks, extreme terrestrial or solar weather events or other natural disasters, could create economic and financial disruptions, and could lead to operational difficulties (including travel limitations) that could impair our ability to manage our businesses.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our corporate headquarters is located in Oaks, Pennsylvania and consists of nine buildings situated on approximately 90 acres. We own and operate the land and buildings, which encompass approximately 524,000 square feet of office space and 34,000 square feet of data center space. We are currently expanding these facilities by constructing a tenth building of 104,000 square feet to be completed in the third quarter of 2020. We lease other offices which aggregate 286,000 square feet. We also own a 3,400 square foot condominium that is used for business purposes in New York, New York.
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

On December 1, 2016, a group of plaintiffs who opted out of the Lillie class filed a complaint against SEI and SPTC in the United States District Court in the Middle District of Louisiana (“Ahders Complaint”), alleging claims essentially the same as those in Lillie. In January 2017, the Judicial Panel on Multidistrict Litigation transferred the Ahders proceeding to the Northern District of Texas and the Stanford MDL. During February 2017, SEI and SPTC filed their response to the Ahders Complaint, and in March 2017 the District Court for the Northern District of Texas approved the stipulated dismissal of all claims in this Complaint predicated on Section 712(D) or Section 714(A) of the Louisiana Securities Law. In both cases, as a result of the proceedings in the Northern District of Texas, only the plaintiffs’ secondary liability claims under Section 714(B) of the Louisiana Securities Law remain. Limited discovery and motions practice have occurred, including SEI and SPTC’s filing of a dispositive summary judgment motion in the Lillie proceeding. On January 31, 2019, the Judicial Panel on Multidistrict Litigation remanded the Lillie and Ahders proceedings to the Middle District of Louisiana.
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
On July 17, 2019, Plaintiffs filed a Motion for Reconsideration and/or New Trial as to the July 9, 2019 Ruling and Order (ECF 146) by the Honorable Brian A. Jackson denying a continuance of SEI’s Motion for Summary Judgment pursuant to Rule 56(d) in the Lillie proceeding. The Court denied Plaintiffs’ Motion and entered a Final Judgment in favor of SEI and SPTC on August 15, 2019.
On August 27, 2019, Plaintiffs-Appellants filed a Notice of Appeal to the United States Court of Appeals for the Fifth Circuit of the District Court's dismissal of the Lillie matter.
On November 20, 2019, Plaintiffs-Appellants filed a Motion in Support of the Notice of Appeal with the Fifth Circuit in the Lillie matter.
On January 17, 2020, SEI and SPTC timely filed their brief in opposition to the Plaintiffs-Appellants' motion for appeal in the Lillie Matter.
On January 24, 2020, the District Court issued an order granting SEI’s Summary Judgment Motion to dismiss the remaining Section 714(B) claim in the Adhers proceeding.
On February 7, 2020, Plaintiffs-Appellants filed their reply brief with the Fifth Circuit in the Lillie matter.
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
Although SEI believes its defenses against the plaintiff’s allegations were valid, the Company agreed to settle this matter in the very early stages of the litigation in order to avoid the high cost of protracted class-action litigation and internal distractions such cases bring. The written settlement agreement was submitted to the Court on July 26, 2019, and is a matter of public record. A Preliminary Approval Order approving the settlement agreement was issued by the Court.
A fairness hearing to approve the settlement agreement was held on December 18, 2019. The parties are currently waiting for the Court’s decision regarding the approval of the settlement agreement. The Company expects the financial impact of the settlement agreement to be immaterial.
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

2019	High	Low	Dividends
First Quarter	$53.57	$44.18	$—
Second Quarter	58.43	49.91	0.33
Third Quarter	61.35	55.16	—
Fourth Quarter	67.14	55.42	0.35

2018	High	Low	Dividends
First Quarter	$78.35	$68.09	$—
Second Quarter	75.38	60.99	0.30
Third Quarter	64.90	58.15	—
Fourth Quarter	61.54	42.27	0.33
According to the records of our transfer agent, there were 256 holders of record of our common stock on January 31, 2020. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
For information on our equity compensation plans, refer to Note 7 to the Consolidated Financial Statements and Item 12 of this Annual Report on Form 10-K.
ASSUMES $100 INVESTED ON JANUARY 1, 2015 & DIVIDENDS REINVESTED
FISCAL YEAR ENDED DECEMBER 31,

Issuer Purchases of Equity Securities:
Our Board of Directors has authorized the repurchase of up to $4.178 billion worth of our common stock. Currently, there is no expiration date for our common stock repurchase program (See Note 7 to the Consolidated Financial Statements).
Information regarding the repurchase of common stock during the three months ended December 31, 2019 is:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1 – 31, 2019	200,000	$60.16	200,000	$186,662,000
November 1 – 30, 2019	450,000	62.95	450,000	158,333,000
December 1 – 31, 2019	625,000	65.28	625,000	117,530,000
Total	1,275,000	63.66	1,275,000
Item 6. Selected Financial Data.
(In thousands, except per-share data)
This table presents selected consolidated financial information for the five-year period ended December 31, 2019. This data should be read in conjunction with the financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

Year Ended December 31,	2019	2018	2017	2016	2015
Revenues	$1,649,885	$1,624,167	$1,526,552	$1,401,545	$1,334,208
Total expenses	1,189,461	1,182,179	1,129,608	1,025,851	975,995
Income from operations	460,424	441,988	396,944	375,694	358,213
Other income, net	171,017	172,218	160,095	132,791	142,267
Income before income taxes	631,441	614,206	557,039	508,485	500,480
Income taxes	130,015	108,338	152,650	174,668	168,825
Net income	501,426	505,868	404,389	333,817	331,655
Basic earnings per common share	$3.31	$3.23	$2.56	$2.07	$2.00
Shares used to compute basic earnings per common share	151,540	156,579	158,177	161,350	165,725
Diluted earnings per common share	$3.24	$3.14	$2.49	$2.03	$1.96
Shares used to compute diluted earnings per common share	154,901	161,232	162,269	164,431	169,598
Cash dividends declared per common share	$0.68	$0.63	$0.58	$0.54	$0.50
Financial Position as of December 31,
Cash and cash equivalents	$841,446	$754,525	$744,247	$695,701	$679,661
Total assets	2,151,370	1,971,668	1,853,369	1,636,823	1,588,628
Shareholders’ equity	1,738,778	1,593,147	1,476,839	1,303,114	1,289,720

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(In thousands, except share and per-share data)
This discussion reviews and analyzes the consolidated financial condition at December 31, 2019 and 2018, the consolidated results of operations for the years ended December 31, 2019, 2018 and 2017, and other factors that may affect future financial performance. This discussion should be read in conjunction with the Selected Financial Data included in Item 6 of this Annual Report and the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report.
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
Overview
Consolidated Summary
SEI is a leading global provider of technology-driven wealth and investment management solutions. We deliver comprehensive platforms, services and infrastructure – encompassing investment processing, investment operations and investment management – to help wealth managers, financial advisors, investment managers, institutional and private investors create and manage wealth. Investment processing fees are earned as monthly fees for contracted services, including computer processing services, software licenses and investment operations services, as well as transaction-based fees for providing securities valuation and trade-execution. Investment operations and investment management fees are earned as a percentage of assets under management, administration or advised assets. As of December 31, 2019, through our subsidiaries and partnerships in which we have a significant interest, we manage, advise or administer $1.0 trillion in hedge, private equity, mutual fund and pooled or separately managed assets, including $352.0 billion in assets under management and $683.3 billion in client assets under administration. Our affiliate, LSV Asset Management (LSV), manages $107.5 billion of assets which are included as assets under management.
Our Condensed Consolidated Statements of Operations for the years ended 2019, 2018 and 2017 were:

Year Ended December 31,	2019	2018	Percent Change*	2017	Percent Change
Revenues	$1,649,885	$1,624,167	2%	$1,526,552	6%
Expenses	1,189,461	1,182,179	1%	1,129,608	5%
Income from operations	460,424	441,988	4%	396,944	11%
Net gain (loss) from investments	3,174	(325)	NM	1,269	NM
Interest income, net of interest expense	15,952	12,752	25%	6,276	103%
Equity in earnings of unconsolidated affiliates	151,891	159,791	(5)%	152,550	5%
Income before income taxes	631,441	614,206	3%	557,039	10%
Income taxes	130,015	108,338	20%	152,650	(29)%
Net income	501,426	505,868	(1)%	404,389	25%
Diluted earnings per common share	$3.24	$3.14	3%	$2.49	26%
* Variances noted "NM" indicate the percent change is not meaningful.
Significant Items Impacting Our Financial Results in 2019
Revenues increased $25.7 million, or 2%, to $1.6 billion in 2019 compared to 2018. Net income decreased $4.4 million, or 1%, to $501.4 million and diluted earnings per share increased to $3.24 per share in 2019 compared to $3.14 per share in 2018. We believe the following items were significant to our business results during 2019:

•
Revenue from Asset management, administration and distribution fees increased primarily from higher assets under administration in our Investment Managers segment due to sales of new business and market appreciation. Our average assets under administration increased $80.2 billion, or 14%, to $635.8 billion during 2019 as compared to $555.6 billion during 2018.

•	Information processing and software servicing fees in our Private Banks segment decreased by $10.4 million during 2019 due to previously announced client losses and decreased non-recurring fees.

•
Revenues in our Institutional Investors segment declined $11.2 million during 2019 due to acquisitions, plan curtailments and fee compression from increased competition related to the continued contraction of the U.S. corporate defined benefit market. Asset funding from new sales partially offset the decline in revenues.

•
Our proportionate share in the earnings of LSV decreased by $7.9 million, or 5%, in 2019 due to lower assets under management from negative cash flows and lost clients. Market appreciation during 2019 partially offset the decline in LSV's average assets under management. Lower performance fees earned by LSV also negatively impacted our earnings.

•
Our operating expenses were favorably impacted by cost containment measures implemented in late 2018 and early 2019. These expenses primarily consist of operational, technology and marketing costs and are mainly related to our solutions offerings as well as servicing existing and acquiring new clients. These operating expenses are primarily included in Compensation, benefits and other personnel costs on the accompanying Consolidated Statements of Operations.

•
We capitalized $33.1 million in 2019 for SWP as compared to $43.4 million in 2018. Amortization expense related to SWP increased to $42.3 million during 2019 as compared to $39.9 million during 2018 due to continued development. The proportion of our expenses related to maintenance and support of SWP, which are not capitalized, has increased as compared to our costs related to development and enhancements eligible for capitalization.

•
Our effective tax rate during 2019 was 20.6% as compared to 17.6% during 2018. The increase in our effective tax rate was primarily due to reduced tax benefits from a lower volume of stock option exercise activity (See the caption "Income Taxes" later in this discussion for more information).

•	We continued our stock repurchase program during 2019 and purchased approximately 6,225,000 shares at an average price of $55.96 per share for a total cost of $348.3 million.
Significant Items Impacting Our Financial Results in 2018
Revenues increased $97.6 million, or 6%, to $1.6 billion in 2018 compared to 2017. Net income increased $101.5 million, or 25%, to $505.9 million and diluted earnings per share increased to $3.14 per share in 2018 compared to $2.49 per share in 2017. We believe the following items were significant to our business results during 2018:

•
Revenue growth was primarily driven by higher Asset management, administration and distribution fees from market appreciation and positive cash flows from new and existing clients throughout the majority of 2018. Market volatility and negative cash flows occurring during the fourth quarter 2018 negatively impacted our revenues from assets under management and partially offset our revenue growth. Our average assets under management, excluding LSV, increased $12.1 billion, or 6%, to $226.6 billion during 2018 as compared to $214.5 billion during 2017.

•
Our average assets under administration increased $58.0 billion, or 12%, to $555.6 billion during 2018 as compared to $497.6 billion during 2017 primarily from positive cash flows from new and existing clients in our Investment Managers segment. Assets under administration were also positively impacted from our acquisition of SEI Archway during the third quarter 2017 which resulted in an increase in asset administration fees in our Investment Managers segment of $13.1 million during 2018.

•
Information processing and software servicing fees in our Private Banks segment increased in 2018 primarily due to increased assets from new and existing clients processed on SWP; however, the adoption of new revenue recognition guidance in 2018 partially offset this increase. The impact of this new guidance reduced our revenues from research services provided by our brokerage subsidiary, SIDCO, with a corresponding reduction in our expenses related to our amounts paid under soft dollar arrangements reflected in Software royalties and other information processing costs.

•
Our proportionate share in the earnings of LSV was $159.8 million in 2018 as compared to $152.6 million in 2017, an increase of 5%. The increase was primarily due to increased assets under management from LSV's existing clients due to market appreciation. The market volatility during the fourth quarter 2018 and lower performance fees partially offset the increase in our earnings from LSV.

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

•
Stock-based compensation expense decreased by $12.6 million during 2018 primarily due to the increase in expense associated with the achievement of stock option vesting targets earlier than originally estimated in 2017.

•
Our effective tax rate during 2018 was 17.6% and included the 21.0% corporate tax rate and other impacts from the Tax Cut and Jobs Act (the Tax Act). Our effective tax rate was 27.4% during 2017 and reflected the estimated impact of the Tax Act and included a net tax benefit of $12.4 million from the re-measurement of our deferred tax liability net of the tax associated with the deemed repatriation and withholding tax of our previously undistributed foreign earnings. In addition, the rate for both periods were favorably impacted by tax benefits from stock option exercise activity.

•	We continued our stock repurchase program during 2018 and purchased approximately 6,744,000 shares at an average price of $60.02 per share for a total cost of $404.8 million.
Sensitivity of our revenues and earnings to capital market fluctuations and client portfolio strategy
The majority of our revenues are based on the value of assets invested in investment products that we manage or administer which are affected by changes in the capital markets and the portfolio strategy of our clients or their customers. The capital market conditions during 2019 were marked by a broad recovery following the steep correction during the fourth quarter of 2018. These market conditions had a net positive impact on our asset-based fees thereby increasing our base revenues. Additionally, changes in the portfolio strategy of our clients or their customers in response to the market volatility and growing industry trends towards passive investing resulted in asset flows into our lower margin products. Macroeconomic factors such as U.S. Presidential politics, trade relations between the United States and China, and mideast tensions, among others, could have significant influence on capital markets in 2020 and beyond. Any prolonged future downturns in general capital market conditions or long-term client portfolio strategies directing significant assets into lower margin products could have adverse effects on our revenues and earnings derived from assets under management and administration.
Impact to our revenues due to client losses
Client losses during 2019 and 2018 in our Private Banks and Institutional Investors segments have negatively impacted our revenue growth. For some of these clients, the negative impact to our revenues and earnings are expected to be fully recognized during the course of 2020.
Impact of Adopting Revenue Recognition Guidance
During 2018, we adopted new revenue guidance (ASC 606) which addresses the recognition of revenues from contracts with customers and impacted the presentation of certain revenues and expenses in our consolidated financial statements. ASC 606 is applied prospectively from January 1, 2018 and reported financial results for the prior comparable period were not revised.
ASC 606 did not change the accounting for the majority of our revenue arrangements and did not have a material impact to our consolidated financial statements. The impact from the adoption of ASC 606 to our financial results during 2018 was primarily related to research services provided to customers in soft-dollar arrangements by SIDCO, our broker-dealer subsidiary, and the deferral of incremental contract acquisition costs. Under the new revenue standard, fees received for research services by SIDCO were recorded net of amounts paid for the soft dollar arrangement. The amounts we paid under these arrangements were previously recorded as an expense. The impact of this change in presentation was a decline in both revenues and expenses of $16.7 million during 2018. There was no impact to our net income as a result of this change. The corresponding amount paid for soft dollar arrangements recorded as expense in 2017 was $14.6 million. Also under the new revenue standard, costs incurred to acquire client contracts were deferred and recognized over the expected client life. During 2018, we deferred $8.1 million in expenses related to sales commissions costs and incurred $2.8 million of amortization expense (See Note 3 to the Consolidated Financial Statements).

Ending Asset Balances
This table presents ending asset balances of our clients, or of our clients’ customers, for which we provide management or administrative services through our subsidiaries and partnerships in which we have a significant interest.

Ending Asset Balances
(In millions)	As of December 31,
			Percent Change		Percent Change
	2019	2018		2017
Private Banks:
Equity and fixed-income programs	$23,851	$20,453	17%	$22,764	(10)%
Collective trust fund programs	4	4	—%	4	—%
Liquidity funds	3,405	3,633	(6)%	3,864	(6)%
Total assets under management	$27,260	$24,090	13%	$26,632	(10)%
Client assets under administration	25,801	20,226	28%	22,980	(12)%
Total assets	$53,061	$44,316	20%	$49,612	(11)%
Investment Advisors:
Equity and fixed-income programs	$67,895	$55,395	23%	$61,908	(11)%
Collective trust fund programs	4	7	(43)%	5	40%
Liquidity funds	2,887	5,948	(51)%	2,414	146%
Total assets under management	$70,786	$61,350	15%	$64,327	(5)%
Institutional Investors:
Equity and fixed-income programs	$84,291	$78,765	7%	$87,587	(10)%
Collective trust fund programs	83	79	5%	78	1%
Liquidity funds	1,746	2,234	(22)%	2,937	(24)%
Total assets under management	$86,120	$81,078	6%	$90,602	(11)%
Advised assets	3,948	3,359	18%	3,942	(15)%
Total assets	$90,068	$84,437	7%	$94,544	(11)%
Investment Managers:
Equity and fixed-income programs	$—	$89	NM	$96	(7)%
Collective trust fund programs	58,070	42,804	36%	49,340	(13)%
Liquidity funds	479	336	43%	743	(55)%
Total assets under management	$58,549	$43,229	35%	$50,179	(14)%
Client assets under administration (A)	657,541	552,318	19%	495,447	11%
Total assets	$716,090	$595,547	20%	$545,626	9%
Investments in New Businesses:
Equity and fixed-income programs	$1,688	$1,257	34%	$1,104	14%
Liquidity funds	158	189	(16)%	53	NM
Total assets under management	$1,846	$1,446	28%	$1,157	25%
Advised assets	1,343	687	NM	49	NM
Total assets	$3,189	$2,133	50%	$1,206	77%
LSV:
Equity and fixed-income programs (B)	$107,476	$96,114	12%	$107,690	(11)%
Total:
Equity and fixed-income programs (C)	$285,201	$252,073	13%	$281,149	(10)%
Collective trust fund programs	58,161	42,894	36%	49,427	(13)%
Liquidity funds	8,675	12,340	(30)%	10,011	23%
Total assets under management	$352,037	$307,307	15%	$340,587	(10)%
Advised assets	5,291	4,046	31%	3,991	1%
Client assets under administration (D)	683,342	572,544	19%	518,427	10%
Total assets under management, advisement and administration	$1,040,670	$883,897	18%	$863,005	2%

(A)	Client assets under administration in the Investment Managers segment include $50.8 billion of assets that are at fee levels below our normal full service assets (as of December 31, 2019).

(B)	Equity and fixed-income programs include assets managed by LSV in which fees are based on performance only. The ending value of these assets as of December 31, 2019 was $2.5 billion.

(C)	Equity and fixed-income programs include $6.0 billion of assets invested in various asset allocation funds at December 31, 2019.

(D)	In addition to the numbers presented, SEI also administers an additional $13.1 billion in Funds of Funds assets (as of December 31, 2019) on which SEI does not earn an administration fee.

Average Asset Balances
This table presents average asset balances of our clients, or of our clients’ customers, for which we provide management or administrative services through our subsidiaries and partnerships in which we have a significant interest.

Average Asset Balances
(In millions)	For the Year Ended December 31,
			Percent Change		Percent Change
	2019	2018		2017
Private Banks:
Equity and fixed-income programs	$22,364	$22,545	(1)%	$20,139	12%
Collective trust fund programs	4	4	—%	4	—%
Liquidity funds	3,575	3,469	3%	3,717	(7)%
Total assets under management	$25,943	$26,018	—%	$23,860	9%
Client assets under administration	23,467	22,697	3%	21,397	6%
Total assets	$49,410	$48,715	1%	$45,257	8%
Investment Advisors:
Equity and fixed-income programs	$63,071	$62,223	1%	$57,475	8%
Collective trust fund programs	5	5	—%	5	—%
Liquidity funds	3,504	2,782	26%	2,380	17%
Total assets under management	$66,580	$65,010	2%	$59,860	9%
Institutional Investors:
Equity and fixed-income programs	$82,506	$84,743	(3)%	$82,377	3%
Collective trust fund programs	80	75	7%	84	(11)%
Liquidity funds	2,278	2,611	(13)%	2,995	(13)%
Total assets under management	$84,864	$87,429	(3)%	$85,456	2%
Advised assets	3,760	4,128	(9)%	3,540	17%
Total assets	$88,624	$91,557	(3)%	$88,996	3%
Investment Managers:
Equity and fixed-income programs	$—	$99	NM	$88	13%
Collective trust fund programs	51,379	46,189	11%	43,323	7%
Liquidity funds	540	630	(14)%	898	(30)%
Total assets under management	$51,919	$46,918	11%	$44,309	6%
Client assets under administration (A)	612,374	532,934	15%	476,207	12%
Total assets	$664,293	$579,852	15%	$520,516	11%
Investments in New Businesses:
Equity and fixed-income programs	$1,522	$1,135	34%	$990	15%
Liquidity funds	167	123	36%	59	108%
Total assets under management	$1,689	$1,258	34%	$1,049	20%
Advised assets	878	650	35%	70	NM
Total assets	$2,567	$1,908	35%	$1,119	71%
LSV:
Equity and fixed-income programs (B)	$103,086	$106,901	(4)%	$97,879	9%
Total:
Equity and fixed-income programs (C)	$272,549	$277,646	(2)%	$258,948	7%
Collective trust fund programs	51,468	46,273	11%	43,416	7%
Liquidity funds	10,064	9,615	5%	10,049	(4)%
Total assets under management	$334,081	$333,534	—%	$312,413	7%
Advised assets	4,638	4,778	(3)%	3,610	32%
Client assets under administration (D)	635,841	555,631	14%	497,604	12%
Total assets under management, advisement and administration	$974,560	$893,943	9%	$813,627	10%

(A) Average client assets under administration in the Investment Managers segment for the year ended December 31, 2019 include $50.8 billion that are at fee levels below our normal full service assets.
(B) Equity and fixed-income programs include assets managed by LSV in which fees are based on performance only. The average value of these assets for the year ended December 31, 2019 was $2.4 billion.

(C)	Equity and fixed-income programs include $6.0 billion of average assets invested in various asset allocation funds for the year ended December 31, 2019.

(D)
In addition to the numbers presented, SEI also administers an additional $13.1 billion of average assets in Funds of Funds assets for the year ended December 31, 2019 on which SEI does not earn an administration fee.

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
Business Segments
Revenues, Expenses, and Operating profit (loss) for our business segments for the year ended 2019 compared to the year ended 2018, and for the year ended 2018 compared to the year ended 2017 were:

Year Ended December 31,	2019	2018	Percent Change	2017	Percent Change
Private Banks:
Revenues	$470,276	$483,097	(3)%	$474,272	2%
Expenses	443,136	457,894	(3)%	455,119	1%
Operating profit	$27,140	$25,203	8%	$19,153	32%
Operating margin	6%	5%		4%
Investment Advisors:
Revenues	403,778	399,089	1%	373,473	7%
Expenses	208,508	212,439	(2)%	201,833	5%
Operating profit	$195,270	$186,650	5%	$171,640	9%
Operating margin	48%	47%		46%
Institutional Investors:
Revenues	322,062	333,299	(3)%	322,457	3%
Expenses	153,937	163,536	(6)%	161,640	1%
Operating profit	$168,125	$169,763	(1)%	$160,817	6%
Operating margin	52%	51%		50%
Investment Managers:
Revenues	440,796	398,076	11%	349,444	14%
Expenses	282,024	259,693	9%	226,504	15%
Operating profit	$158,772	$138,383	15%	$122,940	13%
Operating margin	36%	35%		35%
Investments in New Businesses:
Revenues	12,973	10,606	22%	6,906	54%
Expenses	29,660	22,971	29%	20,678	11%
Operating loss	$(16,687)	$(12,365)	NM	$(13,772)	NM
For additional information pertaining to our business segments, see Note 12 to the Consolidated Financial Statements.

Private Banks

Year Ended December 31,	2019	2018	Percent Change	2017	Percent Change
Revenues:
Investment processing and software servicing fees	$331,706	$342,117	(3)%	$335,675	2%
Asset management, administration & distribution fees	138,570	140,980	(2)%	138,597	2%
Total revenues	$470,276	$483,097	(3)%	$474,272	2%
Revenues decreased $12.8 million, or 3%, in 2019 compared to the prior year. Revenues during 2019 were primarily affected by:

•	Decreased investment processing fees from the loss of clients offset by new client conversions and growth from existing clients;

•	Decreased non-recurring professional services fees from existing clients as well as clients scheduled for implementation;

•	Decreased investment management fees from existing international clients due to negative cash flows; and

•	The negative impact from foreign currency exchange rate fluctuations between the U.S. dollar and the British pound on our foreign operations.
Revenues increased $8.8 million, or 2%, in 2018 compared to the prior year. Revenues during 2018 were primarily affected by:

•	Increased recurring investment processing fees from the growth in new and existing client assets processed on SWP;

•	The positive impact from foreign currency exchange rate fluctuations between the U.S. dollar and the British pound on our foreign operations; and

•
Increased investment management fees from existing international clients due to increased net cash flows and higher average assets under management due to market appreciation during the first three quarters of 2018; partially offset by

•	The requirement of new accounting guidance to record revenues from trade execution fees net of $16.7 million in related costs; and

•	Decreased non-recurring professional services fees from existing clients as well as clients scheduled for implementation on SWP.
Operating margins were 6% in 2019 and 5% in 2018. Operating income increased $1.9 million, or 8%, in 2019 compared to the prior year. Operating income in 2019 was primarily affected by:

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
Operating margins were 5% in 2018 and 4% in 2017. Operating income increased $6.1 million, or 32%, in 2018 compared to the prior year. Operating income in 2018 was primarily affected by:

•	An increase in revenues;

•	Decreased amortization expense related to SWP due to the adjustment to the estimated useful life effective in the fourth quarter 2017;

•	Decreased sales compensation expense from the deferral of sales commissions costs due to the adoption of new accounting guidance;

•
Decreased stock-based compensation costs of approximately $3.8 million primarily due to the increase in expense associated with the achievement of stock option vesting targets earlier than originally estimated during 2017; and

•	The net positive impact from foreign currency exchange rate fluctuations between the U.S. dollar and the British pound on our foreign operations; partially offset by

•	Increased direct expenses associated with increased investment management fees from existing international clients; and

•	Increased non-capitalized costs, mainly personnel and consulting costs, related to maintenance, support and client migrations to SWP.
Investment Advisors

Year Ended December 31,	2019	2018	Percent Change	2017	Percent Change
Revenues:
Investment management fees-SEI fund programs	$282,253	$288,030	(2)%	$278,819	3%
Separately managed account fees	103,428	94,526	9%	78,902	20%
Other fees	18,097	16,533	9%	15,752	5%
Total revenues	$403,778	$399,089	1%	$373,473	7%
Revenues increased $4.7 million, or 1%, in 2019 compared to the prior year. Revenues during 2019 were primarily affected by:

•	Increased separately managed account program fees from market appreciation and positive cash flows into SEI’s ETF programs; partially offset by

•
Decreased investment management fees as market appreciation was more than offset by negative cash flows and a decrease in average basis points earned on assets due to client-directed shifts into lower fee investment products including SEI's ETF program.

Revenues increased $25.6 million, or 7%, in 2018 compared to the prior year. Revenues during 2018 were primarily affected by:

•
Increased investment management fees and separately managed account program fees due to higher assets under management caused by market appreciation during 2017 and the first three quarters of 2018 and positive net cash flows from new and existing advisors.

Operating margins were 48% in 2019 and 47% in 2018. Operating income increased $8.6 million, or 5%, in 2019 compared to the prior year. Operating income in 2019 was primarily affected by:

•	An increase in revenues;

•	Decreased costs, mainly personnel and consulting costs, related to maintenance, support and client migrations to SWP;

•	Decreased sales compensation expense; and

•	Decreased costs associated with accounts formerly processed on TRUST 3000® due to client migrations to SWP; partially offset by

•	Increased direct expenses associated with increased assets into our investment products; and

•	Increased amortization expense related to SWP due to continued enhancements.
Operating margins were 47% in 2018 and 2017. Operating income increased $15.0 million, or 9%, in 2018 compared to the prior year. Operating income in 2018 was primarily affected by:

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

•	Increased direct expenses associated with increased assets in our investment management programs;

•	Increased personnel costs for marketing to and servicing new advisors; and

•	Increased non-capitalized costs, mainly personnel and consulting costs, related to maintenance, support and client migrations to SWP.

Institutional Investors
Revenues decreased $11.2 million, or 3%, in 2019 compared to the prior year. Revenues during 2019 were primarily affected by:

•	Defined benefit client losses, mainly resulting from acquisitions and plan curtailments; and

•	The negative impact from foreign currency exchange rate fluctuations between the U.S. dollar and the British pound on our foreign operations; partially offset by

•	Asset funding from new sales of our OCIO platform; and

•	Increased investment management fees from market appreciation.
Revenues increased $10.8 million, or 3%, in 2018 compared to the prior year. Revenues during 2018 were primarily affected by:

•	Asset funding from new sales of our OCIO platform;

•	Increased investment management fees from existing clients due to higher assets under management caused by market appreciation during 2017 and the first three quarters of 2018; and

•	Performance fees of $3.4 million earned during the fourth quarter 2017 from an SEI-sponsored investment product;

•	The positive impact from foreign currency exchange rate fluctuations between the U.S. dollar and the British pound on our foreign operations; partially offset by

•	Client losses.
Operating margins were 52% in 2019 and 51% in 2018. Operating income decreased $1.6 million, or 1%, in 2019 compared to the prior year. Operating income during 2019 was primarily affected by:

•	A decrease in revenues; and

•	The net negative impact from foreign currency exchange rate fluctuations between the U.S. dollar and the British pound on our foreign operations; partially offset by

•	Decreased direct expenses associated with investment management fees.
Operating margins were 51% in 2018 and 50% in 2017. Operating income increased slightly in 2018 compared to the prior year. Operating income during 2018 was primarily affected by:

•	An increase in revenues;

•
Decreased stock-based compensation costs of approximately $1.9 million primarily due to the increase in expense associated with the achievement of stock option vesting targets earlier than originally estimated during 2017; and

•	The positive impact from foreign currency exchange rate fluctuations between the U.S. dollar and the British pound on our foreign operations; partially offset by

•	Increased personnel compensation costs, mainly salary.
Investment Managers
Revenues increased $42.7 million, or 11%, in 2019 compared to the prior year. Revenues during 2019 were primarily affected by:

•	Positive cash flows into alternative, traditional and separately managed account offerings from new and existing clients;

•	Higher valuations of existing client assets from market appreciation; partially offset by

•	Client losses and fund closures.
Revenues increased $48.6 million, or 14%, in 2018 compared to the prior year. Revenues during 2018 were primarily affected by:

•	Positive cash flows into alternative, traditional and separately managed account offerings from new and existing clients;

•	Higher valuations of existing client assets from market appreciation during 2017 and the first three quarters of 2018; and

•	Added revenues from the acquisition of Archway during the third quarter 2017; partially offset by

•	Client losses and fund closures.

Operating margins were 36% in 2019 and 2018. Operating income increased $20.4 million, or 15%, in 2019 compared to the prior year. Operating income during 2019 was primarily affected by:

•	An increase in revenues; and

•	The net positive impact from foreign currency exchange rate fluctuations between the U.S. dollar and the Euro on our foreign operations; partially offset by

•	Increased personnel expenses, technology and other operational costs to service new and existing clients; and

•	Increased non-capitalized investment spending, mainly consulting costs.
Operating margins were 35% in 2018 and 2017. Operating income increased $15.4 million, or 13%, in 2018 compared to the prior year. Operating income during 2018 was primarily affected by:

•	An increase in revenues;

•	Decreased sales compensation expense from the deferral of sales commissions costs due to the adoption new accounting guidance; and

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
Other
Corporate overhead expenses
Corporate overhead expenses primarily consist of general and administrative expenses and other costs not directly attributable to a reportable business segment. Corporate overhead expenses were $72.2 million, $65.6 million and $63.8 million in 2019, 2018 and 2017, respectively. The increase in corporate overhead expenses in 2019 is primarily due to increased non-recurring personnel-related costs, primarily severance costs. The increase in corporate overhead expenses in 2018 is primarily due to increased personnel-related costs which were partially offset by lower stock-based compensation costs of approximately $1.7 million.
Other income and expense items
Other income and expense items on the accompanying Consolidated Statements of Operations consist of:

Year Ended December 31,	2019	2018	2017
Net gain (loss) from investments	$3,174	$(325)	$1,269
Interest and dividend income	16,582	13,397	7,057
Interest expense	(630)	(645)	(781)
Equity in earnings of unconsolidated affiliates	151,891	159,791	152,550
Total other income and expense items, net	$171,017	$172,218	$160,095
Interest and dividend income
Interest and dividend income is earned based upon the amount of cash that is invested daily. The increase in interest and dividend income in 2019 and 2018 was due to higher cash balances and an overall increase in interest rates.
Equity in earnings of unconsolidated affiliates
Equity in earnings of unconsolidated affiliate reflects our 38.9% ownership interest in LSV. The table below presents the revenues and net income of LSV and our proportionate share in LSV's earnings.

	2019	2018	Percent Change	2017	Percent Change
Revenues	$491,700	$517,203	(5)%	$491,872	5%
Net income	390,533	410,846	(5)%	392,141	5%

SEI's proportionate share in the earnings of LSV	$151,891	$159,791	(5)%	$152,550	5%

The decline in our earnings from LSV in 2019 was due to lower assets under management from negative cash flows and lost clients. Market appreciation during 2019 partially offset the decline in LSV's assets under management. Lower performance fees earned by LSV also negatively impacted our earnings. Average assets under management by LSV decreased $3.8 billion to $103.1 billion during 2019 as compared to $106.9 billion during 2018, a decrease of 4%. The increase in our earnings from LSV in 2018 was primarily due to increased assets under management from LSV's existing clients due to market appreciation during the first three quarters of 2018 and cash inflows from new clients. The increase in our earnings was partially offset by a decline in performance fees and increased personnel expenses of LSV.
Income Taxes
Our effective tax rate was 20.6% for 2019, 17.6% for 2018 and 27.4% for 2017. Our effective tax rate is affected by recurring items, such as the U.S. federal tax rates and tax rates in various states and foreign jurisdictions and the relative amount of income we earned in those jurisdictions. The income earned by jurisdiction has been fairly consistent. Our effective tax rate is also affected by discrete items that may occur in any given year, but are not consistent from year to year.
Below are the most significant recurring and discrete items (See Note 11 to the Consolidated Financial Statements for more information):

Year Ended December 31,	2019	2018	2017
Statutory rate	21.0%	21.0%	35.0%
State taxes, net of federal tax benefit	2.4	1.9	1.3
Foreign tax expense and tax rate differential	—	(0.1)	(1.1)
Tax benefit from stock option exercises	(1.9)	(3.8)	(3.9)
Enactment of the Tax Cuts and Jobs Act:
Re-measurement of deferred taxes	—	—	(4.9)
One-time transition tax on repatriation of foreign earnings and withholding tax	—	(0.1)	2.6
Research and development tax credit	(1.1)	(0.8)	(0.9)
Domestic Production Activities Deduction	—	—	(0.5)
Foreign-Derived Intangible Income Deduction (FDII)	(0.2)	(0.2)	—
Other, net	0.4	(0.3)	(0.2)
	20.6%	17.6%	27.4%

The increase in our effective tax rate in 2019 was primarily due to reduced tax benefits related to the lower volume of stock option exercises as compared to 2018 and the increase in our effective state tax rate.
Our effective income tax rate in 2018 included the 21.0 percent corporate tax rate under the Tax Cut and Jobs Act (the Tax Act). The Tax Act also provided for a Foreign-Derived Intangible Income (FDII) deduction. For 2019 and 2018, we estimated a federal FDII deduction benefit of $1.3 million and $1.2 million, respectively. The Tax Act also repealed the Section 199 deduction for businesses that perform domestic manufacturing and certain other production activities which had an favorable impact on our tax rate in 2017.
The impact to our effective tax rate in 2017 from the Tax Act was a combination of a $27.2 million tax benefit from the re-measurement of the our estimated net deferred tax liability as of December 31, 2017 based upon the 21.0 percent corporate tax rate offset by expense of $14.7 million from the preliminary estimate of the one-time transition tax relating to the impact of the deemed repatriation and withholding tax of our previously undistributed foreign earnings. The net impact to our tax rate in 2017 from the Tax Act was a net tax benefit of $12.4 million, or $0.08 diluted earnings per share. The favorable impact to our effective income tax rate in 2018 from the Tax Act related to the finalization of the estimated one-time transition tax.
Stock-Based Compensation
During 2019, 2018 and 2017, we recognized approximately $24.6 million, $23.8 million and $36.4 million, respectively, in stock-based compensation expense. Options do not vest due to the passage of time but as a result of the achievement of financial vesting targets. Options granted included a service condition which requires a minimum two or four year waiting period from the grant date along with the attainment of the applicable financial vesting target. The amount of stock-based compensation expense recognized is based upon an estimate of when the financial vesting targets may be achieved. Any change in our estimate could result in the remaining amount of stock-based compensation expense to be accelerated, spread out over a longer period, or reversed. This may cause volatility in the recognition of stock-based compensation expense and materially affect our earnings.
During 2019, 2018 and 2017, we revised our estimate of when certain vesting targets were expected to be achieved. These changes in estimate resulted in an increase of $2.9 million, $1.9 million and $11.2 million in stock-based compensation expense in 2019, 2018 and 2017, respectively. The change in our estimate in 2017 resulted from the higher than expected growth in earnings from the market appreciation of our assets under management and administration and the estimated impact from the enactment of the Tax Act in December 2017.
There was approximately $73.3 million of unrecognized compensation cost related to unvested employee stock options at December 31, 2019 and we expect to recognize approximately $30.1 million in stock-based compensation costs in 2020. The expected increase in our expense from 2019 is due to new options granted in fourth-quarter 2019 that carry a higher per share cost valuation. These amounts do not reflect any estimate of forfeitures or cancellations in future periods. Actual forfeitures and cancellations occurring in a future period will reduce our stock-based compensation expense.
Fair Value Measurements
The fair value of our financial assets and liabilities, except for the investment funds sponsored by LSV, is determined in accordance with the fair value hierarchy. The fair value of the investment funds sponsored by LSV is measured using the net asset value per share (NAV) as a practical expedient. The fair value of all other financial assets are determined using Level 1 or Level 2 inputs and consist mainly of investments in equity or fixed-income mutual funds that are quoted daily and Government National Mortgage Association (GNMA) and other U.S. government agency securities that are single issuer pools that are valued based on current market data of similar assets. Our Level 3 financial liabilities at December 31, 2019 and December 31, 2018 consist of the contingent consideration resulting from an acquisition (See Note 14 to the Consolidated Financial Statements). We did not have any other financial liabilities at December 31, 2019 or December 31, 2018 that were required to be measured at fair value on a recurring basis (See Note 4 to the Consolidated Financial Statements).
Regulatory Matters
Like many firms operating within the financial services industry, we are experiencing a complex and changing regulatory environment across our markets. Our current scale and reach as a provider to the financial services industry, the introduction and implementation of new solutions for our financial services industry clients, the increased regulatory oversight of the financial services industry generally, new laws and regulations affecting the financial services industry and ever-changing regulatory interpretations of existing laws and regulations, and a greater propensity of regulators to pursue enforcement actions and other sanctions against regulated entities, have made this an increasingly challenging and costly regulatory environment in which to operate.
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
Liquidity and Capital Resources

Year Ended December 31,	2019	2018	2017
Net cash provided by operating activities	$545,122	$588,401	$459,903
Net cash used in investing activities	(78,180)	(123,370)	(172,302)
Net cash used in financing activities	(386,620)	(443,720)	(253,633)
Effect of exchange rate changes on cash and cash equivalents	6,186	(11,024)	14,583
Net increase in cash and cash equivalents	86,508	10,287	48,551
Cash, cash equivalents and restricted cash, beginning of year	758,039	747,752	699,201
Cash, cash equivalents and restricted cash, end of year	$844,547	$758,039	$747,752

Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing. At December 31, 2019, our unused sources of liquidity consisted of our cash and cash equivalents and the amount available under our credit facility (See Note 6 to the Consolidated Financial Statements).
Our credit facility provides for borrowings of up to $300.0 million and is scheduled to expire in June 2021. As of January 31, 2020, we had outstanding letters of credit of $11.6 million which reduced our amount available under the credit facility to $288.4 million. These letters of credit were primarily issued for the expansion of our corporate headquarters and are due to expire in late 2020.
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
The majority of our excess cash reserves are primarily placed in accounts located in the United States that invest in SEI-sponsored money market mutual funds denominated in the U.S. dollar. We also utilize demand deposit accounts or money market accounts at several well-established financial institutions located in the United States. Accounts used to manage these excess cash reserves do not impose any restrictions or limitations that would prevent us from being able to access such cash amounts immediately. As of January 31, 2020, the amount of cash and cash equivalents considered free and immediately accessible for other general corporate purposes was $316.8 million.
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
Cash flows from operations decreased $43.3 million in 2019 compared to 2018 primarily from lower distribution payments received from our unconsolidated affiliate, LSV, the net change in our working capital accounts and the decrease in our net income. The decline in distribution payments from LSV was primarily due to the timing of year-end payments related to LSV's working capital accounts. Cash flows from operations increased $128.5 million in 2018 compared to 2017 primarily from the increase in our net income, higher distribution payments received from LSV and non-cash items. The increase was partially offset by the net change in our working capital accounts, mainly receivables.
Net cash used in investing activities includes:
•Purchases, sales and maturities of marketable securities. Our purchases, sales and maturities of marketable securities during 2019, 2018 and 2017 were as follows:

	2019	2018	2017
Purchases	$(174,997)	$(203,460)	$(69,525)
Sales and maturities	171,450	167,876	65,830
Net investing activities from marketable securities	$(3,547)	$(35,584)	$(3,695)
Marketable securities purchased generally consisted of investments in short-term U.S. government agency securities through SIDCO's cash management program, additional GNMA securities to satisfy applicable regulatory requirements of SPTC and investments for the start-up of new investment products. Proceeds received from sales and maturities primarily included maturities of short-term securities owned by SIDCO and principal prepayments related to the GNMA securities owned by SPTC.

•
The capitalization of costs incurred in developing computer software. We capitalized $34.1 million, $44.2 million and $61.0 million of software development costs in 2019, 2018 and 2017, respectively. Amounts capitalized primarily include costs for significant enhancements and upgrades for the expanded functionality of SWP.

•
Capital expenditures. Our capital expenditures in 2019, 2018 and 2017 primarily include purchased software and equipment for our data center operations. Our expenditures in 2019 and 2018 also include the expansion of our corporate headquarters, which is scheduled to be completed during the third quarter 2020. Total expenditures related to the expansion are expected to be approximately $25.0 million in 2020.

•
Cash paid for acquisition, net of cash acquired. We completed the acquisition of Huntington Steele in April 2018. The purchase price included a net cash payment of $5.8 million. During 2017, we acquired Archway. The net cash payment included in the purchase price related to the acquisition was $80.2 million.

Net cash used in financing activities includes:

•
Borrowings and principal repayments on revolving credit facility. We made principal payments of $30.0 million and $10.0 million during 2018 and 2017, respectively, to fully repay the outstanding balance of our credit facility. Our borrowings in 2017 were related to the funding of an acquisition. We had no borrowings under our credit facility in 2019 or 2018.

•
The repurchase of our common stock. Our Board of Directors has authorized the repurchase of our common stock through multiple authorizations. Currently, there is no expiration date for our common stock repurchase program. The following table lists information regarding repurchases of our common stock during 2019, 2018 and 2017:

Year	Total Number of Shares Repurchased	Average Price Paid per Share	Total Cost
2019	6,225,000	$55.96	$348,348
2018	6,744,000	60.02	404,759
2017	4,403,000	56.36	248,114

•
Proceeds from the issuance of our common stock. We received $60.9 million, $88.0 million and $53.6 million in proceeds from the issuance of our common stock during 2019, 2018 and 2017, respectively. The proceeds we receive from the issuance of our common stock is directly attributable to the levels of stock option exercise activity.

•	Dividend payments. Our cash dividends paid during 2019, 2018 and 2017 were as follows:

Year	Cash Dividends Paid	Cash Dividends Paid per Share
2019	$100,745	$0.66
2018	94,318	0.60
2017	88,862	0.56
Our Board of Directors declared a semi-annual cash dividend of $0.35 per share on December 9, 2019. The dividend was paid on January 8, 2020 for a total of $52.5 million.
We believe our operating cash flow, available borrowing capacity, and existing cash and cash equivalents should provide adequate funds for ongoing operations; continued investment in new products and equipment; our common stock repurchase program, expansion of our corporate headquarters and future dividend payments.
Contractual Obligations and Contingent Obligations
As of December 31, 2019, the Company is obligated to make payments in connection with its line of credit, operating leases, maintenance contracts and other commitments in the amounts listed below. The Company has no unrecorded obligations other than the items noted in the following table:

	Total	2020	2021	2022 to 2023	2024 and thereafter
Line of credit (a)	$1,066	$773	$293	$—	$—
Operating leases and maintenance agreements (b)	51,444	9,906	8,334	16,020	17,184
Contingent consideration from acquisition (c)	12,255	625	3,581	8,049	—
Other commitments (d)	5,699	4,896	—	—	803
Total	$70,464	$16,200	$12,208	$24,069	$17,987

(a)
Amounts include estimated commitment fees and other fees related to outstanding letters of credit and our credit facility. Our credit facility is scheduled to expire in 2021. See Note 6 to the Consolidated Financial Statements.

(b)	See Note 16 to the Consolidated Financial Statements.

(c)	See Note 14 to the Consolidated Financial Statements.

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
Cash received by us in advance of the performance of services is deferred and recognized as revenue when earned. Our principal sources of revenues are: (1) asset management, administration and distribution fees calculated as a percentage of net assets under management or administration; (2) information processing and software servicing fees that are either recurring and primarily earned based upon the number of trust accounts being serviced or a percentage of the market value of our clients' assets processed on our platforms, or non-recurring and based upon project-oriented contractual agreements related to client implementations; and (3) transaction-based fees for providing trade-execution services.
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
Stock-Based Compensation:
Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. We currently use the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as various other assumptions. These assumptions include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. We account for forfeitures as they occur. The amount of stock-based compensation expense that is recognized in a given period is dependent upon management’s estimate of when the financial vesting targets are expected to be achieved. If this estimate proves to be inaccurate, the remaining amount of stock-based compensation expense could be accelerated, spread out over a longer period, or reversed. We currently base our expectations for these assumptions from historical data and other applicable factors. These expectations are subject to change in future periods.
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

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
SEI Investments Company:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of SEI Investments Company and Subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes and financial statement schedule II referred to in Item 15(2) of this Form 10-K (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Changes in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Update 2016-02, Leases (Topic 842).
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for revenue recognition as of January 1, 2018 due to the adoption of Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606).
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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of costs eligible for capitalization in connection with the development of enhancements to internal use software
As discussed in Note 1 to the consolidated financial statements, as of December 31, 2019, the Company has capitalized software development costs of $296,068 thousand, net of accumulated amortization of $442,677 thousand. The Company capitalized $34,074 thousand of costs during 2019, primarily related to significant enhancements to the SEI Wealth PlatformSM (SWP).
We identified the evaluation of costs eligible for capitalization to be a critical audit matter. A high degree of auditor judgment was required to evaluate that costs incurred result in additional functionality of the software, taking into account factors such as the nature of the costs incurred, and the development stage of the software.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s internal use software capitalization process to evaluate the nature of costs incurred and assess the software development activities for capitalization. We obtained an understanding of the enhancements to the software currently in development and the associated software development activities. We evaluated that individual software development activities result in additional functionality.
/s/ KPMG LLP
We have served as the Company’s auditor since 2014.
Philadelphia, Pennsylvania
February 24, 2020

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
SEI Investments Company:
Opinion on Internal Control Over Financial Reporting
We have audited SEI Investments Company and Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedule II referred to in Item 15(2) of this Form 10-K (collectively, the consolidated financial statements), and our report dated February 24, 2020 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Philadelphia, Pennsylvania
February 24, 2020

Consolidated Balance Sheets	SEI Investments Company
(In thousands)	and Subsidiaries

December 31,	2019	2018
Assets
Current Assets:
Cash and cash equivalents	$841,446	$754,525
Restricted cash	3,101	3,514
Receivables from investment products	54,165	49,869
Receivables, net of allowance for doubtful accounts of $1,201 and $718	340,358	315,336
Securities owned	33,486	30,892
Other current assets	32,289	36,676
Total Current Assets	1,304,845	1,190,812
Property and Equipment, net of accumulated depreciation of $353,453 and $338,206	160,859	145,863
Operating Lease Right-of-Use Assets	42,789	—
Capitalized Software, net of accumulated amortization of $442,677 and $395,171	296,068	309,500
Available For Sale and Equity Securities	116,917	111,901
Investments in Affiliated Funds, at fair value	5,988	4,887
Investment in Unconsolidated Affiliate	67,413	52,342
Goodwill	64,489	64,489
Intangible Assets, net of accumulated amortization of $8,773 and $5,090	27,987	31,670
Deferred Contract Costs	30,991	24,007
Deferred Income Taxes	2,822	2,042
Other Assets, net	30,202	34,155
Total Assets	$2,151,370	$1,971,668
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	SEI Investments Company
(In thousands)	and Subsidiaries

December 31,	2019	2018
Liabilities and Equity
Current Liabilities:
Accounts payable	$4,423	$10,920
Accrued liabilities	272,801	279,634
Current portion of long-term operating lease liabilities	9,156	—
Deferred revenue	7,185	5,154
Total Current Liabilities	293,565	295,708
Long-term Income Taxes Payable	803	803
Deferred Income Taxes	55,722	57,795
Long-term Operating Lease Liabilities	38,450	—
Other Long-term Liabilities	24,052	24,215
Total Liabilities	412,592	378,521
Commitments and Contingencies
Shareholders' Equity:
Series Preferred stock, $.05 par value, 50 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 750,000 shares authorized; 149,745 and 153,634 shares issued and outstanding	1,497	1,536
Capital in excess of par value	1,158,900	1,106,641
Retained earnings	601,885	517,970
Accumulated other comprehensive loss, net	(23,504)	(33,000)
Total Shareholders' Equity	1,738,778	1,593,147
Total Liabilities and Equity	$2,151,370	$1,971,668
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations	SEI Investments Company
(In thousands, except per-share data)	and Subsidiaries

Year Ended December 31,	2019	2018	2017
Revenues:
Asset management, administration and distribution fees	$1,307,044	$1,270,180	$1,184,157
Information processing and software servicing fees	342,841	353,987	342,395
Total revenues	1,649,885	1,624,167	1,526,552
Expenses:
Subadvisory, distribution and other asset management costs	181,418	180,488	181,509
Software royalties and other information processing costs	29,993	32,449	46,792
Compensation, benefits and other personnel	517,917	511,258	458,737
Stock-based compensation	24,582	23,805	36,366
Consulting, outsourcing and professional fees	194,560	200,862	186,357
Data processing and computer related	88,058	84,790	77,615
Facilities, supplies and other costs	72,078	70,840	66,646
Amortization	51,419	48,895	48,275
Depreciation	29,436	28,792	27,311
Total expenses	1,189,461	1,182,179	1,129,608
Income from operations	460,424	441,988	396,944
Net gain (loss) from investments	3,174	(325)	1,269
Interest and dividend income	16,582	13,397	7,057
Interest expense	(630)	(645)	(781)
Equity in earnings of unconsolidated affiliates	151,891	159,791	152,550
Income before income taxes	631,441	614,206	557,039
Income taxes	130,015	108,338	152,650
Net income	$501,426	$505,868	$404,389

Basic earnings per common share	$3.31	$3.23	$2.56
Shares used to compute basic earnings per share	151,540	156,579	158,177
Diluted earnings per common share	$3.24	$3.14	$2.49
Shares used to compute diluted earnings per share	154,901	161,232	162,269
Dividends declared per common share	$0.68	$0.63	$0.58
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income	SEI Investments Company
(In thousands)	and Subsidiaries

Year Ended December 31,	2019	2018	2017
Net income	$501,426	$505,868	$404,389
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	7,618	(12,065)	17,597
Unrealized holding gain (loss) on investments:
Unrealized holding gains (losses) during the period, net of income taxes of $(461), $285 and $1	1,486	(1,088)	190
Less: reclassification adjustment for losses realized in net income, net of income taxes of $(101), $(96) and $(99)	392	61	260
Total other comprehensive income (loss), net of taxes	9,496	(13,092)	18,047
Comprehensive income	$510,922	$492,776	$422,436
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Equity	SEI Investments Company
(In thousands, except per-share data)	and Subsidiaries

Year Ended December 31,	2019	2018	2017
Shares of Common Stock
Beginning balance	153,634	157,069	159,031
Purchase and retirement of common stock	(6,225)	(6,744)	(4,403)
Issuance of common stock under the employee stock purchase plan	93	77	71
Issuance of common stock upon exercise of stock options	2,243	3,232	2,370
Ending balance	149,745	153,634	157,069

Common Stock
Beginning balance	$1,536	$1,571	$1,590
Purchase and retirement of common stock	(62)	(67)	(44)
Issuance of common stock under the employee stock purchase plan	1	—	1
Issuance of common stock upon exercise of stock options	22	32	24
Ending balance	$1,497	$1,536	$1,571

Capital In Excess of Par Value
Beginning balance	$1,106,641	$1,027,709	$955,461
Cumulative effect upon adoption of ASU 2016-09	—	—	2,582
Purchase and retirement of common stock	(33,210)	(32,823)	(20,243)
Issuance of common stock under the employee stock purchase plan	4,224	4,170	3,280
Issuance of common stock upon exercise of stock options	56,663	83,780	50,263
Stock-based compensation	24,582	23,805	36,366
Ending balance	$1,158,900	$1,106,641	$1,027,709

Retained Earnings
Beginning balance	$517,970	$467,467	$384,018
Cumulative effect upon adoption of ASU 2016-09	—	—	(1,669)
Cumulative effect upon adoption of ASC 606	—	14,402	—
Net income	501,426	505,868	404,389
Purchase and retirement of common stock	(315,076)	(371,867)	(227,827)
Dividends declared ($0.68, $0.63 and $0.58 per share)	(102,435)	(97,900)	(91,444)
Ending balance	$601,885	$517,970	$467,467

Accumulated Other Comprehensive Loss
Beginning balance	$(33,000)	$(19,908)	$(37,955)
Other comprehensive income (loss)	9,496	(13,092)	18,047
Ending balance	$(23,504)	$(33,000)	$(19,908)

Total Equity	$1,738,778	$1,593,147	$1,476,839
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	SEI Investments Company
(In thousands)	and Subsidiaries

Year Ended December 31,	2019	2018	2017
Cash flows from operating activities:
Net income	$501,426	$505,868	$404,389
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	29,436	28,792	27,311
Amortization	51,419	48,895	48,275
Equity in earnings of unconsolidated affiliates	(151,891)	(159,791)	(152,550)
Distributions received from unconsolidated affiliate	136,820	166,941	143,517
Stock-based compensation	24,582	23,805	36,366
Provision for losses on receivables	483	23	172
Deferred income tax (benefit) expense	(3,414)	5,998	(21,046)
Net (gain) loss from investments	(3,174)	325	(1,269)
Change in long-term taxes payable	—	(9,826)	10,629
Change in other long-term liabilities	(163)	145	(2,265)
Change in other assets	1,791	(4,785)	(1,489)
Contract costs capitalized, net	(6,984)	(5,366)	—
Other	620	(294)	(2,186)
Change in current assets and liabilities:
Decrease (increase) in:
Receivables from investment products	(4,296)	6,797	5,095
Receivables	(25,505)	(32,652)	(52,726)
Other current assets	3,334	(5,518)	(3,583)
Increase (decrease) in:
Accounts payable	(6,497)	5,652	(909)
Accrued liabilities	(4,896)	13,079	20,992
Deferred revenue	2,031	313	1,180
Total adjustments	43,696	82,533	55,514
Net cash provided by operating activities	$545,122	$588,401	$459,903
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	SEI Investments Company
(In thousands)	and Subsidiaries

Year Ended December 31,	2019	2018	2017
Cash flows from investing activities:
Additions to property and equipment	(43,097)	(29,095)	(25,525)
Additions to capitalized software	(34,074)	(44,221)	(61,043)
Purchases of marketable securities	(174,997)	(203,460)	(69,525)
Prepayments and maturities of marketable securities	171,399	167,876	65,830
Sales of marketable securities	51	—	—
Cash paid for acquisition, net of cash acquired	—	(5,794)	(80,234)
Other investing activities	2,538	(8,676)	(1,805)
Net cash used in investing activities	(78,180)	(123,370)	(172,302)
Cash flows from financing activities:
Payment of contingent consideration	(433)	—	—
Repayments under revolving credit facility	—	(30,000)	(10,000)
Borrowings under revolving credit facility	—	—	40,000
Purchase and retirement of common stock	(346,352)	(407,384)	(248,339)
Proceeds from issuance of common stock	60,910	87,982	53,568
Payment of dividends	(100,745)	(94,318)	(88,862)
Net cash used in financing activities	(386,620)	(443,720)	(253,633)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	6,186	(11,024)	14,583

Net increase in cash, cash equivalents and restricted cash	86,508	10,287	48,551

Cash, cash equivalents and restricted cash, beginning of year	758,039	747,752	699,201

Cash, cash equivalents and restricted cash, end of year	$844,547	$758,039	$747,752

Interest paid	$493	$806	$699
Income taxes paid	$139,326	$110,203	$165,049

Non-cash operating activities
Operating lease right-of-use assets and net lease liabilities recorded upon adoption of ASC 842	$44,169	$—	$—

Non-cash financing activities
Dividends declared but not paid	$52,452	$50,761	$47,179
The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements	SEI Investments Company
(all figures are in thousands except share and per-share data)	and Subsidiaries
Note 1 – Summary of Significant Accounting Policies
Nature of Operations
SEI Investments Company (the Company), a Pennsylvania corporation, provides comprehensive platforms for investment processing, investment operations and investment management to wealth managers, financial institutions, financial advisors, investment managers, institutional investors and ultra-high-net-worth families in the United States, Canada, the United Kingdom, continental Europe and various other locations throughout the world.
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
Investment management platforms consists of investment products including mutual funds, collective investment products, alternative investment portfolios and separately managed accounts. The Company serves as the administrator and investment advisor for many of these products. Revenues from investment management platforms are recognized in Asset management, administration and distribution fees on the accompanying Consolidated Statements of Operations.
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
The Company accounts for investments in unconsolidated entities that are 20% to 50% owned or are 20% or less owned and have the ability to exercise significant influence over the operating and financial policies of the entity under the equity method of accounting. Under this method of accounting, the Company’s interest in the net assets of unconsolidated entities is reflected in Investment in unconsolidated affiliates on the accompanying Consolidated Balance Sheet and its interest in the earnings or losses of unconsolidated entities is reflected in Equity in earnings of unconsolidated affiliates on the accompanying Consolidated Statement of Operations. Any investments in entities not consolidated or accounted for under the equity method are accounted for under the cost method of accounting.
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

The Company is a party to expense limitation agreements with certain SEI-sponsored money market funds subject to Rule 2a-7 of the Investment Company Act of 1940 which establish a maximum level of ordinary operating expenses incurred by the fund in any fiscal year including, but not limited to, fees of the administrator or its affiliates. Under the terms of these agreements, the Company waived $27,544, $26,229 and $27,434 in fees during 2019, 2018 and 2017, respectively.
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
Revenue Recognition
The Company adopted the requirements of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) (Accounting Standards Codification (ASC) 606 (ASC 606)) using the modified retrospective method on January 1, 2018. Revenue is recognized when the transfer of control of promised goods or services under the terms of a contract with customers are satisfied in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those promised goods or services. Certain portions of the Company’s revenues involve a third party in providing goods or services to its customers. In such circumstances, the Company must determine whether the nature of its promise to the customer is to provide the underlying goods or services (the Company is the principal in the transaction and reports the transaction gross) or to arrange for a third party to provide the underlying goods or services (the entity is the agent in the transaction and reports the transaction net). The Company does not disclose the value of unsatisfied performance obligations as the majority of its contracts relate to: 1) contracts with an original term of one year or less; 2) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for services performed; and 3) contracts that are based on the value of assets under management or administration. See Note 15 for related disclosures regarding revenue recognition.
Cash and Cash Equivalents
The Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include $414,581 and $315,840 at December 31, 2019 and 2018, respectively, primarily invested in SEI-sponsored open-ended money market mutual funds. The SEI-sponsored mutual funds are considered Level 1 assets.
Restricted Cash
Restricted cash includes $3,000 at December 31, 2019 and 2018 segregated for regulatory purposes related to trade-execution services conducted by SIEL. Restricted cash also includes $101 and $514 at December 31, 2019 and 2018, respectively, segregated in special reserve accounts for the benefit of SIDCO customers in accordance with certain rules established by the Securities and Exchange Commission for broker-dealers.
Allowances for Doubtful Accounts
The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable.
Concentration of Credit Risk
Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash equivalents and trade receivables. Cash equivalents are principally invested in short-term money market funds or placed with major banks and high-credit qualified financial institutions. Cash deposits maintained with institutions are in excess of federally insured limits. Concentrations of credit risk with respect to the Company's receivables are limited due to the large number of clients and their dispersion across geographic areas. No single group or customer represents greater than 10% of total accounts receivable.
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
Marketable Securities
The classification of investments in marketable securities is determined at the time of purchase and reevaluated at each balance sheet date. Debt securities classified as available-for-sale are reported at fair value as determined by the most recently traded price of each security at the balance sheet date. Unrealized gains and losses associated with the Company's available for sale debt securities, net of income taxes, are reported as a separate component of comprehensive income.
SIDCO, the Company’s broker-dealer subsidiary, reports changes in fair value of marketable securities through current period earnings due to specialized accounting practices related to investments by broker-dealers.
The Company records its investments in money market funds and commercial paper classified as cash equivalents, funds sponsored by LSV and equity securities not accounted for under the equity method on the accompanying Consolidated Balance Sheets at fair value. Unrealized gains and losses from the change in fair value of these securities are recognized in current period earnings.
The specific identification method is used to compute the realized gains and losses on all of the Company’s marketable securities (See Note 5).
The Company evaluates the realizable value of its marketable securities on a quarterly basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. Some of the factors considered in determining other-than-temporary impairment for debt securities include, but are not limited to, the intent of management to sell the security, the likelihood that the Company will be required to sell the security before recovering its cost, and management’s expectation to recover the entire amortized cost basis of the security even if there is no intent to sell the security. The Company did not recognize any impairment charges related to its marketable securities in 2019, 2018 or 2017.
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
Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment by management. The Company had no Level 3 financial assets at December 31, 2019 or 2018 that were required to be measured at fair value on a recurring basis. The Company's Level 3 financial liabilities at December 31, 2019 and 2018 consist entirely of an estimated contingent consideration resulting from the Company's acquisition of Huntington Steele, LLC (See Note 14).
The fair value of an asset or liability may include inputs from more than one level in the fair value hierarchy. The lowest level of significant inputs used to value the asset or liability determines which level the asset or liability is classified in its entirety. Transfers between levels of the fair value hierarchy are reported at fair value as of the beginning of the period in which the transfers occur. See Note 4 for related disclosures regarding fair value measurements.

Capitalized Software
Costs incurred for the development of internal use software to be offered in a hosting arrangement is capitalized during the development stage of the software application. These costs include direct external and internal costs to design the software configuration and interfaces, coding, installation, and testing. Costs incurred during the preliminary and post-implementation stages of the software application are expensed as incurred. Costs associated with significant enhancements to a software application are capitalized while costs incurred to maintain existing software applications are expensed as incurred. The capitalization of software development costs requires considerable judgment by management to ensure the costs incurred will result in additional functionality of the software. Amortization of capitalized software development costs begins when the product is ready for its intended use. Capitalized software development costs are amortized on a product-by-product basis using the straight-line method over the estimated economic life of the product or enhancement.
The Company capitalized $34,074, $44,221 and $61,043 of software development costs during 2019, 2018 and 2017, respectively. The Company's capitalized software development costs primarily relate to the further development of the SEI Wealth PlatformSM (SWP). The Company capitalized $33,084, $43,376 and $51,353 of software development costs for significant enhancements to SWP during 2019, 2018 and 2017, respectively. As of December 31, 2019, the net book value of SWP was $279,453. The net book value includes $55,332 of capitalized software development costs in-progress associated with future releases.
Management continually reassesses the estimated useful life of SWP and any change in management’s estimate could result in the remaining amortization expense to be accelerated or spread out over a longer period. During the fourth quarter 2017, the Company adjusted the remaining useful life of certain components and functionality of SWP that were placed into service during the past several years. The adjustment resulted in a decrease to the Company's amortization expense of $4,347 and an increase to the Company's net income of $3,156, or $0.02 diluted earnings per share, in 2017. As of December 31, 2019, SWP has a weighted average remaining life of 8.4 years. Amortization expense for SWP was $42,297, $39,917 and $46,505 in 2019, 2018 and 2017, respectively, and is included in Amortization expense on the accompanying Consolidated Statements of Operations.
The Company also capitalized $845 and $9,690 of software development costs during 2018 and 2017, respectively, related to an application for the Investment Managers segment. The application was placed into service during 2018. The net book value of the application at December 31, 2019 was $15,625. As of December 31, 2019, the application has an estimated remaining useful life of 3.0 years. Amortization expense for the application was $5,209 during 2019 and 2018 and is included in Amortization expense on the accompanying Consolidated Statements of Operations.
The Company currently expects to recognize amortization expense related to all capitalized software development costs placed into service as of December 31, 2019 each year from 2020 through 2024 as follows:

Year	Expected Amortization Expense Related to Capitalized Software
2020	$48,395
2021	48,117
2022	33,272
2023	14,489
2024	14,489

The Company evaluates the carrying value of capitalized software development costs when circumstances indicate the carrying value may not be recoverable. The review of capitalized software development costs for impairment requires significant assumptions about operating strategies, underlying technologies utilized, and external market factors. External market factors include, but are not limited to, expected levels of competition, barriers to entry by potential competitors, stability in the target market and governmental regulations. The Company did not recognize any impairment charges related to its capitalized software development costs in 2019, 2018 or 2017.
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
Identifiable definite-lived intangible assets on the Company’s Consolidated Balance Sheet are amortized on a straight-line basis according to their estimated useful lives. Goodwill is not amortized but is reviewed for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Current guidance require that a two-step, fair value based test be performed to assess goodwill for impairment. In the first step, the fair value of each reporting unit is compared with its carrying value, including goodwill. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The second step requires an allocation of fair value to the individual assets and liabilities using a purchase price allocation in order to determine the implied fair value of goodwill. If the implied fair value of goodwill is less than the carrying amount, an impairment loss is recognized. The Company did not recognize any impairment charges related to its goodwill or other intangible assets in 2019, 2018 or 2017. See Note 14 for related disclosures regarding goodwill and intangible assets.
Contingent Consideration Liabilities
The Company may be required to pay additional future consideration in connection with business acquisitions based on the attainment of specified financial measures. The Company estimates the fair value of these potential future obligations at the time a business combination is consummated and records a contingent consideration liability on the Consolidated Balance Sheets. If the expected payment amounts subsequently change, the contingent consideration liabilities are adjusted through current period earnings and included in Facilities, supplies and other costs on the accompanying Consolidated Statement of Operations. See Note 14 for related disclosures regarding contingent consideration liabilities.
Income Taxes
The Company applies the asset and liability approach to account for income taxes whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. See Note 11 for related disclosures regarding income taxes.
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
Transaction gains and losses from exchange rate fluctuations are included in the results of operations in the periods in which they occur. There were no material gains or losses from exchange rate fluctuations in 2019, 2018 or 2017.
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
The calculations of basic and diluted earnings per share for 2019, 2018 and 2017 are:

	2019	2018	2017
Net income	$501,426	$505,868	$404,389
Shares used to compute basic earnings per common share	151,540,000	156,579,000	158,177,000
Dilutive effect of stock options	3,361,000	4,653,000	4,092,000
Shares used to compute diluted earnings per common share	154,901,000	161,232,000	162,269,000
Basic earnings per common share	$3.31	$3.23	$2.56
Diluted earnings per common share	$3.24	$3.14	$2.49
Employee stock options to purchase approximately 6,574,000, 6,224,000 and 5,196,000 shares of common stock, with an average exercise price per share of $55.95, $53.60 and $45.49, were outstanding during 2019, 2018 and 2017, respectively, but not included in the computation of diluted earnings per common share because either the performance conditions have not been satisfied or the option’s exercise price was greater than the average market price of the Company’s common stock and the effect on diluted earnings per common share would have been anti-dilutive (See Note 7).

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
Leases
The Company adopted the requirements of the ASU 2016-02 Leases (Topic 842) (ASC 842) using the modified retrospective method on January 1, 2019. As a result of the adoption of ASC 842, the Company recorded additional lease assets and net lease liabilities of $44,169 as of January 1, 2019. Upon implementation, the Company elected the package of practical expedients permitted under the transition guidance within the new standard which allowed the Company to carryforward the historical lease identification, classification and initial direct cost. ASC 842 did not materially impact the Company’s consolidated net income or consolidated cash flows.
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
The majority of the Company's leases for corporate facilities and equipment contain terms for renewal and extension of the lease agreement. The exercise of lease renewal options is generally at the Company’s sole discretion. The Company includes the lease extensions when it is reasonably certain the Company will exercise the extension. The Company’s lease agreements do not contain any material variable lease payments, material residual value guarantees or any material restrictive covenants. The Company does not currently have any finance leases. See Note 16 for related disclosures regarding leases.
Reclassifications
Certain prior year amounts have been reclassified to conform to current year presentation.
New Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13) and subsequent amendments ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (ASU 2019-04) in April 2019 and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments-Credit Losses (ASU 2019-11) in November 2019. ASU 2016-13 requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. ASU 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. ASU 2019-04 and ASU 2019-11 provide certain improvements to ASU 2016-13. ASU 2016-13, ASU 2019-04 and ASU 2019-11 are effective for the Company beginning in the first quarter of 2020. The adoption of the updated standards will not have a material impact on the Company's consolidated financial statements and related disclosures.
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (ASU 2017-04). The objective of ASU 2017-04 is to simplify the subsequent measurement of goodwill by entities performing their annual goodwill impairment tests by comparing the fair value of a reporting unit, including income tax effects from any tax-

deductible goodwill, with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds fair value. ASU 2017-04 is effective for the Company beginning in the first quarter of 2020. The adoption of ASU 2017-04 will not have a material impact on the Company's consolidated financial statements and related disclosures.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13) which modifies the disclosure requirements on fair value measurements. ASU 2018-13 is effective for the Company beginning in the first quarter of 2020. The adoption of the updated standard will not have a material impact on its consolidated financial statements and related disclosures.
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (ASU 2018-15). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 is effective for the Company beginning in the first quarter of 2020. The adoption of the standard will not have a material impact on its consolidated financial statements and related disclosures.
In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities (ASU 2018-17). The new standard changes how entities evaluate decision-making fees under the variable interest entity guidance. ASU 2018-17 is effective for the Company beginning in the first quarter of 2020. The adoption of ASU 2018-17 will not have a material impact on the Company's consolidated financial statements and related disclosures.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12). The standard removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for the Company beginning in the first quarter of 2021. The Company is currently evaluating the impact of adopting ASU 2019-12 on its consolidated financial statements and related disclosures.
Note 2 – Investment in Unconsolidated Affiliates
LSV Asset Management
The Company has an investment in the general partnership LSV Asset Management (LSV), a registered investment advisor that provides investment advisory services primarily to institutions, including pension plans and investment companies. LSV is currently an investment sub-advisor for a limited number of SEI-sponsored mutual funds. As of December 31, 2019, the Company's total partnership interest in LSV was approximately 38.9%. The Company accounts for its interest in LSV using the equity method because of its less than 50% ownership. The Company’s interest in the net assets of LSV is reflected in Investment in unconsolidated affiliates on the accompanying Consolidated Balance Sheets and its interest in the earnings of LSV is reflected in Equity in earnings of unconsolidated affiliates on the accompanying Consolidated Statements of Operations.
At December 31, 2019, the Company’s total investment in LSV was $67,413. The Company’s proportionate share in the earnings of LSV was $151,891, $159,791 and $152,550 in 2019, 2018 and 2017, respectively. The Company receives partnership distributions related to the earnings of LSV on a quarterly basis. As such, the Company considers these distribution payments as returns on investment rather than returns of the Company's original investment in LSV and has therefore classified the associated cash inflows as an operating activity on the Consolidated Statements of Cash Flows. The Company received partnership distribution payments from LSV of $136,820, $166,941 and $143,517 in 2019, 2018 and 2017, respectively.
These tables contain condensed financial information of LSV:

Condensed Statement of Operations Year ended December 31,	2019	2018	2017
Revenues	$491,700	$517,203	$491,872
Net income	$390,533	$410,846	$392,141

Condensed Balance Sheets December 31,	2019	2018
Current assets	$144,547	$138,083
Non-current assets	5,048	1,165
Total assets	$149,595	$139,248

Current liabilities	$46,828	$47,874
Non-current liabilities	5,326	—
Partners’ capital	97,441	91,374
Total liabilities and partners’ capital	$149,595	$139,248

Note 3 – Composition of Certain Financial Statement Captions
Receivables
Receivables on the accompanying Consolidated Balance Sheets consist of:

	2019	2018
Trade receivables	$86,043	$76,362
Fees earned, not billed	240,239	226,001
Other receivables	15,277	13,691
	341,559	316,054
Less: Allowance for doubtful accounts	(1,201)	(718)
Receivables, net	$340,358	$315,336

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
Property and Equipment
Property and Equipment on the accompanying Consolidated Balance Sheets consists of:

	2019	2018
Buildings	$162,882	$160,796
Equipment	123,945	126,954
Land	10,830	10,772
Purchased software	143,705	139,245
Furniture and fixtures	18,835	18,103
Leasehold improvements	20,700	18,959
Construction in progress	33,415	9,240
	514,312	484,069
Less: Accumulated depreciation	(353,453)	(338,206)
Property and Equipment, net	$160,859	$145,863

Depreciation expense related to property and equipment for 2019, 2018 and 2017 was $29,436, $28,792 and $27,311, respectively.

Deferred Contract Costs
The Company adopted the requirements of ASC 606 using the modified retrospective method on January 1, 2018. As a result of the adoption, the Company defers and amortizes incremental contract acquisition costs using the straight-line method over the expected client life, which ranges from 6 to 15 years.
The Company's incremental contract acquisition costs are related to information processing contracts in the Private Banks segment and investment operations contracts in the Investment Managers segment. These deferred costs primarily consist of sales compensation payments to the Company's sales personnel.
Deferred contract costs were $30,991 and $24,007 as of December 31, 2019 and 2018, respectively. The Company deferred expenses related to contract costs of $11,495 and $8,122 during 2019 and 2018, respectively. Amortization expense related to deferred contract costs were $4,511 and $2,756 during 2019 and 2018, respectively, and is included in Compensation, benefits and other personnel on the accompanying Consolidated Statements of Operations. There were no material impairment losses in relation to deferred contract costs during 2019 or 2018.
Other Assets
Other assets consist of long-term prepaid expenses, deposits, other investments at cost and various other assets. Amortization expense for certain other assets for 2019, 2018 and 2017 was $230, $231 and $218, respectively.
Accrued Liabilities
Accrued Liabilities on the accompanying Consolidated Balance Sheets consist of:

	2019	2018
Accrued employee compensation	$96,991	$97,603
Accrued consulting, outsourcing and professional fees	28,610	31,000
Accrued sub-advisory, distribution and other asset management fees	46,245	42,583
Accrued dividend payable	52,452	50,761
Other accrued liabilities	48,503	57,687
Accrued liabilities	$272,801	$279,634

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
The valuation of the Company's Level 2 financial assets held by SIDCO and SPTC are based upon securities pricing policies and procedures utilized by third-party pricing vendors. The Company had no Level 3 financial assets at December 31, 2019 or 2018 that were required to be measured at fair value on a recurring basis. The Company's Level 3 financial liabilities at December 31, 2019 and 2018 consist entirely of the estimated fair value of the contingent consideration resulting from an acquisition (See Note 14). The fair value of the contingent consideration was determined using a Monte-Carlo simulation model. Key assumptions for the Monte-Carlo simulation model include expected revenues, expected volatility, risk-free rate and other factors. There were no transfers of financial assets between levels within the fair value hierarchy during 2019.

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
The fair value of certain financial assets and liabilities of the Company was determined using the following inputs:

		Fair Value Measurements at Reporting Date Using
	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets
Equity securities	$12,119	$12,119	$—
Available-for-sale debt securities	104,798	—	104,798
Fixed-income securities owned	33,486	—	33,486
Investment funds sponsored by LSV (1)	5,988
	$156,391	$12,119	$138,284

		Fair Value Measurements at Reporting Date Using
	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets
Equity securities	$10,218	$10,218	$—
Available-for-sale debt securities	101,683	—	101,683
Fixed-income securities owned	30,892	—	30,892
Investment funds sponsored by LSV (1)	4,887
	$147,680	$10,218	$132,575

(1) The fair value amounts presented in the tables above are intended to permit reconciliation of the fair value hierarchy to the amounts presented on the accompanying Consolidated Balance Sheets (See Note 5).

Note 5 – Marketable Securities
The Company prospectively adopted ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01) on January 1, 2018 which requires the Company to recognize all changes in fair value of available-for-sale equity securities in current period earnings. Previously, these changes in fair value were recognized as a separate component of comprehensive income.
The Company's marketable securities include investments in money market funds and commercial paper classified as cash equivalents, available-for-sale debt securities, investments in SEI-sponsored and non-SEI-sponsored mutual funds, equities, investments in funds sponsored by LSV and securities owned by SIDCO.
Cash Equivalents
The Company's investments in money market funds and commercial paper classified as cash equivalents had a fair value of $543,765 and $419,154 at December 31, 2019 and 2018, respectively. There were no material unrealized or realized gains or losses from these investments during 2019 and 2018.
Available For Sale and Equity Securities
Available For Sale and Equity Securities on the accompanying Consolidated Balance Sheets consist of:

	At December 31, 2019
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available for sale debt securities	$104,193	$605	$—	$104,798
SEI-sponsored mutual funds	7,564	125	(39)	7,650
Equities and other mutual funds	3,637	832	—	4,469
	$115,394	$1,562	$(39)	$116,917

	At December 31, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available for sale debt securities	$103,518	$—	$(1,835)	$101,683
SEI-sponsored mutual funds	7,446	—	(788)	6,658
Equities and other mutual funds	3,434	126	—	3,560
	$114,398	$126	$(2,623)	$111,901
Net unrealized holding gains at December 31, 2019 of the Company's available-for-sale debt securities were $465 (net of income tax expense of $140). Net unrealized losses at December 31, 2018 of the Company's available-for-sale debt securities were $1,413 (net of income tax benefit of $422). These net unrealized gains and losses are reported as a separate component of Accumulated other comprehensive loss on the accompanying Consolidated Balance Sheets.
There were gross realized losses of $493 and $550 from available-for-sale debt securities during 2019 and 2018, respectively. There were no gross realized gains from available-for-sale debt securities during 2019 and 2018. Realized losses from available-for-sale debt securities, including amounts reclassified from accumulated comprehensive loss, are reflected in Net gain (loss) from investments on the accompanying Consolidated Statements of Operations.
There were gross realized gains of $297 and gross realized losses of $48 from mutual funds and equities during 2019. In 2018, there were gross realized gains of $1,065 and gross realized losses of $1,136 from mutual funds and equities. Gains and losses from mutual funds and equities are reflected in Net gain (loss) from investments on the accompanying Consolidated Statements of Operations.
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
The investment primarily consists of U.S. dollar denominated funds that invest in equity securities of Canadian, Australian and Japanese companies. The underlying securities held by the funds are translated into U.S. dollars within the funds. The funds had a fair value of $5,988 and $4,887 at December 31, 2019 and 2018, respectively. The Company recognized gains of $1,101 and $1,176 from the change in fair value of the funds during 2019 and 2017, respectively. The Company recognized losses of $1,147 from the change in fair value of the funds during 2018.
Securities Owned
The Company’s broker-dealer subsidiary, SIDCO, has investments in U.S. government agency securities with maturity dates less than one year. These investments are reflected as Securities owned on the accompanying Consolidated Balance Sheets. Due to specialized accounting practices applicable to investments by broker-dealers, the securities are reported at fair value and changes in fair value are recorded in current period earnings. The securities had a fair value of $33,486 and $30,892 at December 31, 2019 and 2018, respectively. There were no material net gains or losses from the change in fair value of the securities during 2019, 2018 and 2017.
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
As of December 31, 2019, the Company had outstanding letters of credit of $11,553 under the Credit Facility. These letters of credit were issued primarily for the expansion of the Company's headquarters and are scheduled to expire during the fourth quarter 2020. The amount of the Credit Facility that is available for general corporate purposes as of December 31, 2019 was $288,447. The Company was in compliance with all covenants of the Credit Facility during 2019.
The Company incurred $630, $645 and $781 in interest charges and commitment fees relating to its line of credit during 2019, 2018 and 2017, respectively, which are reflected in Interest expense on the accompanying Consolidated Statements of Operations.

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

All outstanding stock options have performance-based vesting provisions that tie the vesting of stock options to the Company’s financial performance which are established at the time of grant. The Company’s stock options vest at a rate of 50 percent when a specified financial vesting target is achieved, and the remaining 50 percent when a second, higher-specified financial vesting target is achieved. Options do not vest due to the passage of time but as a result of achievement of the financial vesting targets. Options granted in December 2017 and thereafter include a service condition which requires a minimum two or four year waiting period from the grant date along with the attainment of the applicable financial vesting target. The targets are measured annually on December 31. The amount of stock-based compensation expense recognized in the period is based upon management’s estimate of when the financial vesting targets may be achieved. Any change in management’s estimate could result in the remaining amount of stock-based compensation expense to be accelerated, spread out over a longer period, or reversed. This may cause volatility in the recognition of stock-based compensation expense in future periods and could materially affect the Company’s earnings.
The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of stock options on the date of grant using an option-pricing model is affected by the price of the Company’s common stock as well as other variables. These variables include expected stock price volatility over the term of the awards, actual and projected employee stock exercise behaviors, risk-free interest rate and expected dividends. The Company primarily uses historical data to estimate the variables used in the option-pricing model except expected volatility. The Company uses a combination of historical and implied volatility. The Company accounts for forfeitures as they occur.
The weighted average fair value of the Company’s stock options granted during 2019, 2018 and 2017 were $13.94, $13.04 and $16.78, respectively, using the following assumptions:

	2019	2018	2017
Expected term (in years)	5.53	6.34	6.00
Expected volatility	23.36%	25.27%	22.58%
Expected dividend yield	1.10%	1.35%	0.82%
Risk-free interest rate	1.80%	2.75%	2.29%

The Company recognized stock-based compensation expense in its Consolidated Financial Statements in 2019, 2018 and 2017 as follows:

	2019	2018	2017
Stock-based compensation expense	$24,582	$23,805	$36,366
Less: Deferred tax benefit	(4,814)	(5,078)	(7,891)
Stock-based compensation expense, net of tax	$19,768	$18,727	$28,475

The Company revised its estimates of when some vesting targets are expected to be achieved. These changes in management’s estimates resulted in an increase of $2,903, $1,909 and $11,206 in stock-based compensation expense during 2019, 2018 and 2017, respectively.
As of December 31, 2019, there was approximately 7,492,000 unvested employee stock options with an unrecognized compensation cost of $73,337 that the Company expects will vest and be expensed through 2024 with a weighted average period of 1.9 years.

This table presents certain information relating to the Company’s stock option plans for 2019, 2018 and 2017:

	Number of Shares	Weighted Average Price
Balance as of December 31, 2016	18,069,000	$31.57
Granted	2,057,000	69.87
Exercised	(2,370,000)	21.22
Expired or canceled	(1,044,000)	33.42
Balance as of December 31, 2017	16,712,000	$37.63
Granted	2,468,000	49.94
Exercised	(3,232,000)	25.93
Expired or canceled	(135,000)	49.58
Balance as of December 31, 2018	15,813,000	$41.84
Granted	2,480,000	64.04
Exercised	(2,243,000)	25.27
Expired or canceled	(344,000)	55.07
Balance as of December 31, 2019	15,706,000	$47.43

Exercisable as of December 31, 2019	8,214,000	$37.34
Available for future grant as of December 31, 2019	19,639,000

As of December 31, 2019 and 2018, there were 8,214,000 and 9,359,000 shares exercisable, respectively. The expiration dates for options outstanding at December 31, 2019 range from December 13, 2020 to December 9, 2029 with a weighted average remaining contractual life of 6.5 years.
Upon exercise of stock options, the Company will issue new shares of its common shares. The Company does not hold any shares in treasury. The total intrinsic value of options exercised during 2019 and 2018 was $74,163 and $139,087, respectively. The total options exercisable as of December 31, 2019 had an intrinsic value of $231,115. The total options outstanding as of December 31, 2019 had an intrinsic value of $293,500. The total intrinsic value for options outstanding and options exercisable is calculated as the difference between the market value of the Company’s common stock as of December 31, 2019 and the exercise price of the shares. The market value of the Company’s common stock as of December 31, 2019 was $65.48 as reported by the Nasdaq Stock Market, LLC.
This table summarizes information relating to all options outstanding and exercisable at December 31, 2019:

			Options Outstanding at December 31, 2019			Options Exercisable at December 31, 2019
Range of Exercise Prices (Per Share)			Number of Shares	Weighted Average Exercise Price (Per Share)	Weighted Average Remaining Contractual Life (Years)	Number of Shares	Weighted Average Exercise Price (Per Share)	Weighted Average Remaining Contractual Life (Years)
$14.62	-	$21.05	843,000	$15.79	2.00	843,000	$15.79	2.00
22.45	-	23.86	1,869,000	23.04	2.16	1,869,000	23.04	2.16
27.03	-	40.64	2,945,000	37.24	4.57	2,072,000	35.81	4.39
45.99	-	53.16	4,062,000	49.01	8.09	1,855,000	49.62	7.00
53.34	-	71.12	5,987,000	63.43	8.36	1,575,000	53.40	6.07
			15,706,000			8,214,000

Employee Stock Purchase Plan
The Company has an employee stock purchase plan that provides for offerings of common stock to eligible employees at a price equal to 85 percent of the fair market value of the stock at the end of the stock purchase period, as defined. The Company has reserved 15,600,000 shares for issuance under this plan. At December 31, 2019, 12,131,000 cumulative shares have been issued. There were no material costs incurred by the Company related to the employee stock purchase plan in 2019, 2018 and 2017.

Common Stock Buyback
The Board of Directors, under multiple authorizations, has authorized the purchase of the Company’s common stock on the open market or through private transactions. As of December 31, 2019, the Company had approximately $117,530 of authorization remaining for the purchase of common stock. The following table provides the total number of shares repurchased and the related total costs in 2019, 2018 and 2017:

Year	Total Number of Shares Repurchased	Total Cost
2019	6,225,000	$348,348
2018	6,744,000	404,759
2017	4,403,000	248,114

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
Cash Dividends
On May 29, 2019, the Board of Directors declared a cash dividend of $0.33 per share on the Company’s common stock, which was paid on June 20, 2019, to shareholders of record on June 12, 2019. On December 9, 2019, the Board of Directors declared a cash dividend of $0.35 per share on the Company’s common stock, which was paid on January 8, 2020, to shareholders of record on December 27, 2019.
The cash dividends declared in 2019, 2018 and 2017 were $102,435, $97,900 and $91,444, respectively. The Board of Directors has indicated its intention to declare future cash dividends on a semiannual basis.

Note 8 – Accumulated Other Comprehensive Income (Loss)
Other comprehensive income (loss) consists of net income and other gains and losses affecting shareholders’ equity that are excluded from net income. Other comprehensive income (loss) includes unrealized gains and losses on available for sale debt securities and foreign currency translation adjustments. The Company presents other comprehensive income (loss) in its Consolidated Statements of Comprehensive Income. Components of Accumulated other comprehensive income (loss), net of tax, consisted of:

	Foreign Currency Translation Adjustments	Unrealized Holding Gains (Losses) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2017	$(37,119)	$(836)	$(37,955)

Other comprehensive income before reclassifications	17,597	190	17,787
Amounts reclassified from accumulated other comprehensive loss	—	260	260
Net current-period other comprehensive income	17,597	450	18,047

Balance, December 31, 2017	$(19,522)	$(386)	$(19,908)

Other comprehensive loss before reclassifications	(12,065)	(1,088)	(13,153)
Amounts reclassified from accumulated other comprehensive loss	—	61	61
Net current-period other comprehensive loss	(12,065)	(1,027)	(13,092)

Balance, December 31, 2018	$(31,587)	$(1,413)	$(33,000)

Other comprehensive income before reclassifications	7,618	1,486	9,104
Amounts reclassified from accumulated other comprehensive loss	—	392	392
Net current-period other comprehensive income	7,618	1,878	9,496

Balance, December 31, 2019	$(23,969)	$465	$(23,504)

Note 9 – Employee Benefit Plan
The Company has a tax-qualified defined contribution plan (the Plan). The Plan provides retirement benefits, including provisions for early retirement and disability benefits, as well as a tax-deferred savings feature. After satisfying certain requirements, participants are vested in employer contributions at the time the contributions are made. All Company contributions are discretionary and are made from available profits. The Company contributed $12,923, $12,362 and $10,929 to the Plan in 2019, 2018 and 2017, respectively.

Note 10 – Commitments and Contingencies
The Company leases software, facilities, and equipment under non-cancelable operating leases, some which contain escalation clauses for increased taxes and operating expenses. The Company has entered into maintenance agreements primarily for its equipment. Rent expense, primarily related to user licenses for software, was $33,600, $34,679 and $32,619 in 2019, 2018 and 2017, respectively.
The aggregate noncancellable minimum commitments at December 31, 2019 are:

Year	Aggregate Noncancellable Minimum Commitments
2020	$9,906
2021	8,334
2022	8,043
2023	7,977
2024 and thereafter	17,184
$51,444

In the ordinary course of business, the Company from time to time enters into contracts containing indemnification obligations of the Company. These obligations may require the Company to make payments to another party upon the occurrence of certain events including the failure by the Company to meet its performance obligations under the contract. These contractual indemnification provisions are often standard contractual terms of the nature customarily found in the type of contracts entered into by the Company. In many cases, there are no stated or notional amounts included in the indemnification provisions. There are no amounts reflected on the Consolidated Balance Sheets as of December 31, 2019 and 2018 related to these indemnifications.
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
On December 1, 2016, a group of plaintiffs who opted out of the Lillie class filed a complaint against SEI and SPTC in the United States District Court in the Middle District of Louisiana (“Ahders Complaint”), alleging claims essentially the same as those in Lillie. In January 2017, the Judicial Panel on Multidistrict Litigation transferred the Ahders proceeding to the Northern District of Texas and the Stanford MDL. During February 2017, SEI and SPTC filed their response to the Ahders Complaint, and in March 2017 the District Court for the Northern District of Texas approved the stipulated dismissal of all claims in this Complaint predicated on Section 712(D) or Section 714(A) of the Louisiana Securities Law. In both cases, as a result of the proceedings in the Northern District of Texas, only the plaintiffs’ secondary liability claims under Section 714(B) of the Louisiana Securities Law remain. Limited discovery and motions practice have occurred, including SEI and SPTC’s filing of a dispositive summary judgment motion in the Lillie proceeding. On January 31, 2019, the Judicial Panel on Multidistrict Litigation remanded the Lillie and Ahders proceedings to the Middle District of Louisiana.
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
On July 17, 2019, Plaintiffs filed a Motion for Reconsideration and/or New Trial as to the July 9, 2019 Ruling and Order (ECF 146) by the Honorable Brian A. Jackson denying a continuance of SEI’s Motion for Summary Judgment pursuant to Rule 56(d) in the Lillie proceeding. The Court denied Plaintiffs’ Motion and entered a Final Judgment in favor of SEI and SPTC on August 15, 2019.

On August 27, 2019, Plaintiffs-Appellants filed a Notice of Appeal to the United States Court of Appeals for the Fifth Circuit of the District Court's dismissal of the Lillie matter.
On November 20, 2019, Plaintiffs-Appellants filed a Motion in Support of the Notice of Appeal with the Fifth Circuit in the Lillie matter.
On January 17, 2020, SEI and SPTC timely filed their brief in opposition to the Plaintiffs-Appellants' motion for appeal in the Lillie Matter.
On January 24, 2020, the District Court issued an order granting SEI’s Summary Judgment Motion to dismiss the remaining Section 714(B) claim in the Adhers proceeding.
On February 7, 2020, Plaintiffs-Appellants filed their reply brief with the Fifth Circuit in the Lillie matter.
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
In two additional cases,filed in East Baton Rouge and brought by the same counsel who filed the Lillie action, virtually all of the litigation to date has involved motions practice and appellate litigation regarding the existence of federal subject matter jurisdiction under the federal Securities Litigation Uniform Standards Act (SLUSA). The matters were removed to the United States District Court for the Northern District of Texas and consolidated. The court then dismissed the action under SLUSA. The Court of Appeals for the Fifth Circuit reversed that order, and the Supreme Court of the United States affirmed the Court of Appeals judgment on February 26, 2014. The matters were remanded to state court and no material activity has taken place since that date.
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
Although SEI believes its defenses against the plaintiff’s allegations were valid, the Company agreed to settle this matter in the very early stages of the litigation in order to avoid the high cost of protracted class-action litigation and internal distractions such cases bring. The written settlement agreement was submitted to the Court on July 26, 2019, and is a matter of public record. A Preliminary Approval Order approving the settlement agreement was issued by the Court.
A fairness hearing to approve the settlement agreement was held on December 18, 2019. The parties are currently waiting for the Court’s decision regarding the approval of the settlement agreement. The Company expects the financial impact of the settlement agreement to be immaterial.
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

Note 11 – Income Taxes
The federal and state and foreign income tax provision is summarized as follows:

Year Ended December 31,	2019	2018	2017
Current
Federal	$100,986	$82,493	$154,776
State	19,902	13,709	11,645
Foreign	11,722	8,405	8,002
	132,610	104,607	174,423
Deferred
Federal	(1,635)	2,550	(26,350)
State	(960)	1,166	1,378
Foreign	—	15	3,199
	(2,595)	3,731	(21,773)
Total income taxes	$130,015	$108,338	$152,650

Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues raised may differ materially from the amount accrued. The examination and the resolution process may last longer than one year.
The components of Income before income taxes are summarized as follows:

Year Ended December 31,	2019	2018	2017
Domestic	$565,842	$579,622	$523,044
Foreign	65,599	34,584	33,995
	$631,441	$614,206	$557,039

The Company's foreign income is primarily earned in Canada, the Republic of Ireland and the United Kingdom. The increase in the Company's foreign income during 2019 is primarily due to the increase of income from certain foreign subsidiaries subject to tax in non-U.S. jurisdictions.
The effective income tax rate differs from the federal income tax statutory rate due to the following:

Year Ended December 31,	2019	2018	2017
Statutory rate	21.0%	21.0%	35.0%
State taxes, net of federal tax benefit	2.4	1.9	1.3
Foreign tax expense and tax rate differential	—	(0.1)	(1.1)
Tax benefit from stock option exercises	(1.9)	(3.8)	(3.9)
Enactment of the Tax Cuts and Jobs Act:
Re-measurement of deferred taxes	—	—	(4.9)
One-time transition tax on repatriation of foreign earnings and withholding tax	—	(0.1)	2.6
Research and development tax credit	(1.1)	(0.8)	(0.9)
Domestic Production Activities Deduction	—	—	(0.5)
Foreign-Derived Intangible Income Deduction (FDII)	(0.2)	(0.2)	—
Other, net	0.4	(0.3)	(0.2)
	20.6%	17.6%	27.4%

The increase in the Company's effective tax rate in 2019 was primarily due to reduced tax benefits related to the lower volume of stock option exercises as compared to 2018 and an increase in the Company's state effective tax rate.
The Company's effective income tax rate in 2018 included the 21.0 percent corporate tax rate under the Tax Cut and Jobs Act (the Tax Act). The Tax Act also provided for a Foreign-Derived Intangible Income (FDII) deduction. For 2019 and 2018, the Company estimated a federal FDII deduction benefit of $1,315 and $1,206, respectively. The Tax Act also repealed the

Section 199 deduction for businesses that perform domestic manufacturing and certain other production activities which had an favorable impact on the Company's tax rate in 2017.
The impact to the Company's effective tax rate in 2017 from the Tax Act was a combination of a $27,153 tax benefit from the re-measurement of the Company's estimated net deferred tax liability as of December 31, 2017 based upon the 21.0 percent corporate tax rate offset by expense of $14,743 from the preliminary estimate of the one-time transition tax relating to the impact of the deemed repatriation and withholding tax of the Company's previously undistributed foreign earnings. The net impact to the Company's tax rate in 2017 from the Tax Act was a net tax benefit of $12,410, or $0.08 diluted earnings per share. The favorable impact to the Company's effective income tax rate in 2018 from the Tax Act related to the finalization of the estimated one-time transition tax.
The Tax Act also imposed a territorial rather than worldwide system which requires a one-time transition tax on the repatriation of previously deferred foreign earnings. As of December 31, 2019, the remaining amount payable related to the transition tax of $803 is included in Long-term income taxes payable on the accompanying Consolidated Balance Sheet.
Deferred income taxes for 2019 and 2018 reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Significant components of our deferred tax assets and liabilities at December 31, 2019 and 2018 are as follows:

	2019	2018
Deferred Tax Assets:
Stock-based compensation expense	$24,686	$24,125
State net operating loss carryforward	67,472	67,825
Foreign net operating loss carryforward and other	6,081	6,533
Basis differences in investments	4,436	4,118
Federal benefit of state tax deduction for uncertain tax positions	2,124	1,882
Revenue and expense recognized in different periods for financial reporting and income tax purposes	1,960	1,657
Other assets	1,271	1,049
Total deferred income tax assets	108,030	107,189
Less: State net operating loss valuation allowance	(64,737)	(65,870)
Less: Foreign net operating loss valuation allowance	(5,994)	(6,446)
Net deferred income tax assets	$37,299	$34,873

Deferred Tax Liabilities:
Capitalized software currently deductible for tax purposes, net of amortization	$(68,265)	$(71,067)
Difference in financial reporting and income tax depreciation methods	(6,032)	(6,545)
Difference between book and tax basis of other assets	(4,593)	(4,429)
Goodwill and other intangibles	(2,170)	(1,823)
Foreign dividend withholding tax	(312)	(312)
Capitalized contract costs	(7,072)	(5,490)
Other liabilities	(1,755)	(960)
Total deferred income tax liabilities	$(90,199)	$(90,626)
Net deferred income tax liabilities	$(52,900)	$(55,753)

The valuation allowances against deferred tax assets at December 31, 2019 and 2018 are related to state net operating losses from certain domestic subsidiaries, foreign net operating losses from certain foreign subsidiaries and the restriction of the use of the foreign tax credit placed by the Tax Act. Certain state and foreign tax statutes significantly limit the utilization of net operating losses for domestic and foreign subsidiaries. Furthermore, these net operating losses cannot be used to offset the net income of other subsidiaries.
The Company recognizes uncertain tax positions in accordance with the applicable accounting guidance and adjusts these liabilities when management’s judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company's current estimate of the tax liabilities. The Company’s total unrecognized tax benefit, including interest and penalties, as of December 31, 2019 was $17,318, of which $15,194 would affect the effective tax rate if the Company were to recognize the tax benefit. The gross amount of uncertain tax liability of $4,896 is expected to be paid within one year is netted against the current payable account while the remaining amount of $12,422 is included in Other long-term liabilities on the accompanying Consolidated Balance Sheet. During the year ended December 31, 2019, the Company recognized $3,435 of previously unrecognized tax benefits relating to the lapse of the statute of limitation.
The Company files a consolidated federal income tax return and separate income tax returns with various states. Certain subsidiaries of the Company file tax returns in foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examination for years before 2016 and is no longer subject to state, local or foreign income tax examinations by authorities for years before 2015.
A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

	2019	2018	2017
Balance as of January 1	$14,367	$14,480	$17,287
Tax positions related to current year:
Gross additions	3,054	2,446	3,180
Tax positions related to prior years:
Gross additions	1,465	340	211
Settlements	(145)	(278)	(352)
Lapses on statute of limitations	(3,385)	(2,621)	(5,846)
Balance as of December 31	$15,356	$14,367	$14,480

The above reconciliation of the gross unrecognized tax benefit will differ from the amount which would affect the effective tax rate because of the recognition of the federal and state tax benefits and interest and penalties.
The Company classifies all interest and penalties as income tax expense. The Company has recorded $1,962, $1,289 and $1,175 in liabilities for tax-related interest and penalties in 2019, 2018 and 2017, respectively.
The Company estimates it will recognize $4,896 of unrecognized tax benefits within the next twelve months due to lapses on the statute of limitation.
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
Institutional Investors – provides investment management and administrative outsourcing platforms to retirement plan sponsors, healthcare systems, higher education and other not-for-profit organizations worldwide;
Investment Managers – provides investment operations outsourcing platforms to fund companies, banking institutions, traditional and non-traditional investment managers worldwide and family offices in the United States; and
Investments in New Businesses – focuses on providing investment management solutions to ultra-high-net-worth families residing in the United States; developing internet-based investment services; developing network and data protection services; modularizing larger technology platforms into stand-alone components; entering new markets; and conducting other research and development activities.
In 2019, 2018 and 2017, no single customer accounted for more than ten percent of revenues in any business segment.

The following tables highlight certain financial information about each of the Company’s business segments for the years ended December 31, 2019, 2018 and 2017:

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Year Ended December 31, 2019
Revenues	$470,276	$403,778	$322,062	$440,796	$12,973	$1,649,885
Expenses	443,136	208,508	153,937	282,024	29,660	1,117,265
Operating profit (loss)	$27,140	$195,270	$168,125	$158,772	$(16,687)	$532,620

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Year Ended December 31, 2018
Revenues	$483,097	$399,089	$333,299	$398,076	$10,606	$1,624,167
Expenses	457,894	212,439	163,536	259,693	22,971	1,116,533
Operating profit (loss)	$25,203	$186,650	$169,763	$138,383	$(12,365)	$507,634

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Year Ended December 31, 2017
Revenues	$474,272	$373,473	$322,457	$349,444	$6,906	$1,526,552
Expenses	455,119	201,833	161,640	226,504	20,678	1,065,774
Operating profit (loss)	$19,153	$171,640	$160,817	$122,940	$(13,772)	$460,778

A reconciliation of the total reported for the business segments to income from operations in the Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017 is as follows:

Year Ended December 31,	2019	2018	2017
Total operating profit from segments above	$532,620	$507,634	$460,778
Corporate overhead expenses	(72,196)	(65,646)	(63,834)
Income from operations	$460,424	$441,988	$396,944

The following tables provide additional information for the years ended December 31, 2019, 2018 and 2017 pertaining to our business segments:

	Capital Expenditures (1)			Depreciation
Year Ended December 31,	2019	2018	2017	2019	2018	2017
Private Banks	$33,068	$36,763	$47,526	$14,349	$13,773	$16,479
Investment Advisors	17,413	16,572	17,450	4,653	4,607	3,364
Institutional Investors	4,057	3,863	4,020	1,600	1,672	1,121
Investment Managers	18,970	13,639	15,863	7,145	6,988	4,698
Investments in New Businesses	1,349	972	546	383	547	826
Total from business segments	$74,857	$71,809	$85,405	$28,130	$27,587	$26,488
Corporate Overhead	2,314	1,507	1,163	1,306	1,205	823
	$77,171	$73,316	$86,568	$29,436	$28,792	$27,311
(1) Capital expenditures include additions to property and equipment and capitalized software.

	Amortization
Year Ended December 31,	2019	2018	2017
Private Banks	$29,054	$27,312	$32,696
Investment Advisors	10,311	9,668	10,930
Institutional Investors	1,726	1,707	1,599
Investment Managers	9,358	9,382	2,593
Investments in New Businesses	740	595	239
Total from business segments	$51,189	$48,664	$48,057
Corporate Overhead	230	231	218
	$51,419	$48,895	$48,275

	Total Assets
	2019	2018
Private Banks	$567,796	$558,451
Investment Advisors	165,556	143,042
Institutional Investors	115,012	109,081
Investment Managers	373,986	318,342
Investments in New Businesses	19,735	33,142
Total from business segments	$1,242,085	$1,162,058
Corporate Overhead (2)	909,285	809,610
	$2,151,370	$1,971,668

(2) Unallocated assets primarily consist of cash and cash equivalents, marketable securities, and certain other shared services assets.
The following table presents revenues based on the location of the use of the products or services:

For the Year Ended December 31,	2019	2018	2017
United States	$1,385,744	$1,348,130	$1,298,381
International operations	264,141	276,037	228,171
	$1,649,885	$1,624,167	$1,526,552
The following table presents assets based on their location:

	2019	2018
United States	$1,732,427	$1,612,202
International operations	418,943	359,466
	$2,151,370	$1,971,668

Note 13 – Related Party Transactions
The Company, either by itself or through its wholly-owned subsidiaries, serves as the sponsor, administrator, investment advisor, distributor and shareholder servicer for SEI-sponsored investment products. These investment products are offered to clients of the Company and its subsidiaries. Fees earned by the Company for the related services are recognized pursuant to the provisions of investment advisory, fund administration, distribution, and shareholder services agreements directly with the investment products. These fees totaled $449,725, $462,101 and $453,438 in 2019, 2018 and 2017, respectively. The Company also serves as an introducing broker-dealer for securities transactions of SEI-sponsored investment products. The Company recognized $632, $2,001 and $1,216 in commissions during 2019, 2018 and 2017, respectively. Both of these fees are reflected in Asset management, administration and distribution fees on the accompanying Consolidated Statements of Operations.
Receivables from investment products on the accompanying Consolidated Balance Sheets primarily represent fees receivable for distribution, investment advisory, and administration services to various investment products sponsored by SEI.

Note 14 – Goodwill and Intangible Assets
The carrying amount of the Company's goodwill by segment at December 31, 2019 and 2018 is as follows:

	Investment Managers	Investments In New Businesses	Total
Balance, January 1, 2018	$52,990	$—	$52,990
Acquisition of Huntington Steele	—	11,499	11,499
Balance, December 31, 2018	$52,990	$11,499	$64,489
Balance, December 31, 2019	$52,990	$11,499	$64,489

In April 2018, the Company acquired all ownership interests of Huntington Steele, LLC (Huntington Steele). The excess purchase price over the estimated value of the net tangible and identifiable intangible assets was allocated to goodwill. The total amount of goodwill from this transaction amounted to $11,499 and is included on the accompanying Consolidated Balance Sheets. The total purchase price for Huntington Steele included a contingent purchase price of $12,120 payable to the sellers upon the attainment of specified financial measures determined at various intervals occurring between 2019 and 2023. During 2019, the Company made a payment of $433 to the sellers and made an adjustment of $568 to increase the fair value of the remaining contingent consideration. The fair value adjustment to the contingent consideration is reflected in Facilities, supplies and other costs on the accompanying Consolidated Statement of Operations in 2019. As of December 31, 2019, the current portion of the contingent consideration of $625 is included in Accrued liabilities on the accompanying Balance Sheet. The long-term portion of the contingent consideration of $11,630 is included in Other long-term liabilities on the accompanying Balance Sheet.
There was no change in the carrying amount of the Company's goodwill during 2019.
The Company's intangible assets consist of:

	2019	Weighted Average Estimated Useful Life	2018	Weighted Average Estimated Useful Life
Acquired technology	$13,510	10.0 years	$13,510	10.0 years
Client relationships	16,940	13.9 years	16,940	13.9 years
Non-competition agreements	3,470	5.0 years	3,470	5.0 years
Trade name	2,840	7.0 years	2,840	7.0 years
	36,760		36,760
Less: Accumulated amortization	(8,773)		(5,090)
Intangible assets, net	$27,987		$31,670

The Company recognized $3,683 and $3,538 of amortization expense related to intangible assets during 2019 and 2018, respectively.
The Company currently expects to recognize amortization expense related to intangible assets as of December 31, 2019 each year from 2020 through 2024 as follows:

Year	Expected Amortization Expense Related to Intangible Assets
2020	$3,683
2021	3,683
2022	3,336
2023	2,989
2024	2,818

Note 15 – Revenues from Contracts with Customers
The Company adopted the requirements of ASC 606 using the modified retrospective method on January 1, 2018. Prior periods were not restated. As a result of the adoption, fees received for research services provided by SIDCO, the Company’s broker-dealer subsidiary, to customers in soft-dollar arrangements were recorded in revenues net of amounts paid for the soft-dollar arrangement. The amounts paid by the Company were previously recorded gross as an expense. The amounts related to soft-dollar arrangements during 2018 and 2017 were $16,680 and $14,623, respectively.
The Company’s principal sources of revenues are: (1) asset management, administration and distribution fees primarily earned based upon a contractual percentage of net assets under management or administration; and (2) information processing and software servicing fees that are either recurring and primarily earned based upon the number of trust accounts being serviced or a percentage of the market value of the clients' assets processed on the Company's platforms, or non-recurring and based upon project-oriented contractual agreements related to client implementations.
Disaggregation of Revenue
The following tables provide additional information pertaining to our revenues disaggregated by major product line and primary geographic market based on the location of the use of the products or services for each of the Company’s business segments for 2019 and 2018:

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
Major Product Lines:	For the Year Ended December 31, 2019
Investment management fees from pooled investment products	$135,503	$282,253	$54,726	$766	$1,293	$474,541
Investment management fees from investment management agreements	1,616	103,428	266,323	—	11,571	382,938
Investment operations fees	1,634	—	—	403,208	—	404,842
Investment processing fees - PaaS	177,046	—	—	—	—	177,046
Investment processing fees - SaaS	132,661	—	—	11,036	—	143,697
Professional services fees	15,687	—	—	5,209	—	20,896
Account fees and other	6,129	18,097	1,013	20,577	109	45,925
Total revenues	$470,276	$403,778	$322,062	$440,796	$12,973	$1,649,885

Primary Geographic Markets:
United States	$304,860	$403,778	$252,149	$411,984	$12,973	$1,385,744
United Kingdom	102,518	—	52,584	—	—	155,102
Canada	43,661	—	6,889	—	—	50,550
Ireland	19,237	—	9,588	28,812	—	57,637
Other	—	—	852	—	—	852
Total revenues	$470,276	$403,778	$322,062	$440,796	$12,973	$1,649,885

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
Major Product Lines:	For the Year Ended December 31, 2018
Investment management fees from pooled investment products	$138,616	$288,030	$59,739	$928	$1,017	$488,330
Investment management fees from investment management agreements	793	94,526	271,600	331	9,457	376,707
Investment operations fees	1,517	—	—	360,382	—	361,899
Investment processing fees - PaaS	182,068	—	—	2,519	—	184,587
Investment processing fees - SaaS	136,222	—	—	9,598	—	145,820
Professional services fees	16,643	—	—	7,280	—	23,923
Account fees and other	7,238	16,533	1,960	17,038	132	42,901
Total revenues	$483,097	$399,089	$333,299	$398,076	$10,606	$1,624,167

Primary Geographic Markets:
United States	$304,762	$399,089	$257,080	$376,593	$10,606	$1,348,130
United Kingdom	112,980	—	55,471	—	—	168,451
Canada	45,941	—	8,526	—	—	54,467
Ireland	19,414	—	10,419	21,483	—	51,316
Other	—	—	1,803	—	—	1,803
Total revenues	$483,097	$399,089	$333,299	$398,076	$10,606	$1,624,167

Investment management fees from pooled investment products - Revenues associated with clients' assets invested in Company-sponsored pooled investment products. Contractual fees are stated as a percentage of the market value of assets under management and collected on a monthly basis. Revenues are recognized in Asset management, administration and distribution fees on the accompanying Consolidated Statements of Operations.
Investment management fees from investment management agreements - Revenues based on assets of clients of the Institutional Investors segment primarily invested in Company-sponsored products. Each client is charged an investment management fee that is stated as a percentage of the market value of all assets under management. The client is billed directly on a quarterly basis. Revenues are recognized in Asset management, administration and distribution fees on the accompanying Consolidated Statements of Operations.
Revenues associated with the separately managed account program offered through registered investment advisors located throughout the United States. The contractual fee is stated as a percentage of the market value of all assets invested in the separately managed account and collected on a quarterly basis. Revenues are recognized in Asset management, administration and distribution fees on the accompanying Consolidated Statements of Operations.
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

Note 16 – Leases
The Company has operating leases for corporate facilities and equipment. The Company's expense related to leases during 2019 was $10,159 and is included in Facilities, supplies and other costs on the accompanying Consolidated Statement of Operations.
The Company's future minimum lease payments under non-cancelable leases as of December 31, 2019 are as follows:

Year	Future Minimum Lease Payment
2020	$9,906
2021	8,334
2022	8,043
2023	7,977
2024	6,477
Thereafter	10,707
Total future minimum lease payments	51,444
Less: Imputed interest	(3,838)
Total	$47,606

The following table provides supplemental Consolidated Balance Sheet information related to the Company's leases:

2019
Current portion of long-term operating lease liabilities	$9,156
Long-term operating lease liabilities	38,450
Total operating lease liabilities	$47,606

Weighted average remaining lease term	6.3 years

Weighted average discount rate	2.61%

The following table provides supplemental cash flow information related to the Company's leases:

Year Ended December 31,	2019
Cash paid for amounts included in the measurement of lease liabilities	$10,932

Right-of-use assets obtained in exchange for lease obligations	6,372

Note 17 – Quarterly Financial Data (Unaudited)

	For the Three Months Ended
2019	March 31	June 30	September 30	December 31
Revenues	$400,820	$409,586	$416,254	$423,225
Income before income taxes	$146,257	$162,346	$162,870	$159,968
Net income	$113,981	$126,540	$132,168	$128,737
Basic earnings per share	$0.74	$0.83	$0.88	$0.86
Diluted earnings per share (1)	$0.73	$0.82	$0.86	$0.84

Effective income tax rate	22.1%	22.1%	18.9%	19.5%
(1) The sum of the individual quarterly earnings per share amounts may not agree with the annual earnings per share amount as each quarterly computation is based on the weighted average number of shares outstanding during that period.

	For the Three Months Ended
2018	March 31	June 30	September 30	December 31
Revenues	$405,598	$404,830	$408,682	$405,057
Income before income taxes	$158,758	$154,254	$157,595	$143,599
Net income	$139,838	$121,677	$128,319	$116,034
Basic earnings per share	$0.89	$0.77	$0.82	$0.75
Diluted earnings per share	$0.86	$0.75	$0.80	$0.73

Effective income tax rate	11.9%	21.1%	18.6%	19.2%

Schedule II - Valuation and Qualifying Accounts and Reserves	SEI Investments Company
(In thousands)	and Subsidiaries

Year Ended December 31,		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	(Deductions)	Balance at End of Year
Allowance for doubtful accounts:
2019	$718	$483	$—	$—	$1,201
2018	695	23	—	—	718
2017	523	172	—	—	695
Deferred income tax valuation allowance:
2019	$72,316	$—	$—	$(1,585)	$70,731
2018	68,469	—	3,847	—	72,316
2017	17,922	—	50,547	—	68,469

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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2019.
The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our lease agreements and properly assessed the impact of the new accounting standard related to leases on our consolidated financial statements to facilitate the adoption of this standard on January 1, 2019 as well as the ongoing accounting under the new standard. There were no significant changes to our internal control over financial reporting during 2019 as a result of the ongoing accounting under the new accounting standard.
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
ALFRED P. WEST, JR., 77, has been the Chairman of the Board of Directors and Chief Executive Officer of the Company since its inception in 1968. Mr. West was President from June 1979 to August 1990.
KEVIN P. BARR, 54, has been an employee of the Company since May 2000. Mr. Barr has been an Executive Vice President since May 2008.
KATHY C. HEILIG, 61, has been an employee of the Company since November 1987. Ms. Heilig has been Chief Accounting Officer and Controller since May 1999. Ms. Heilig was Treasurer from May 1997 to May 2005.
RYAN P. HICKE, 42, has been an employee of the Company since May 1998. Mr. Hicke has been an Executive Vice President and Chief Information Officer since November 2018 and was a Senior Vice President from 2015 until November 2018.
PAUL F. KLAUDER, 52, has been an employee of the Company since May 1993. Mr. Klauder has been an Executive Vice President since February 2016 and was a Senior Vice President from May 2004 until February 2016.
DENNIS J. MCGONIGLE, 59, has been an employee of the Company since August 1985. Mr. McGonigle has been the Chief Financial Officer since December 2002 and an Executive Vice President since July 1996 and was a Senior Vice President from May 1995 until July 1996.
STEPHEN G. MEYER, 55, has been an employee of the Company since November 1992. Mr. Meyer has been an Executive Vice President since December 2006 and was a Senior Vice President from December 2005 until December 2006.
MICHAEL N. PETERSON, 53, has been Executive Vice President and General Counsel of the Company since May 2018. Prior to February 2018, Mr. Peterson was a partner of Morgan Lewis & Bockius, LLP, a law firm, and from February 2018 until May 2018, Mr. Peterson was a partner of Reed Smith, LLP, a law firm.
WAYNE M. WITHROW, 64, has been an employee of the Company since January 1990. Mr. Withrow has been an Executive Vice President since March 2000 and was a Senior Vice President from January 1994 until March 2000. Mr. Withrow was Chief Information Officer from March 2000 to May 2002.
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
The following table provides information regarding the aggregate number of securities to be issued under all of our equity compensation plans upon exercise of outstanding options, warrants, and other rights and their weighted-average exercise price as of December 31, 2019. Material features of each of the plans reflected in the table are described below.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted –average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	15,705,545	$47.43	19,639,131
Equity compensation plans not approved by security holders	—	—	—
Total	15,705,545	$47.43	19,639,131
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

As of December 31, 2019, options to acquire 15,705,545 shares were outstanding under the 2014 Plan, out of a total of 46,934,334 shares of common stock reserved for issuance under the 2014 Plan. The 2014 Plan authorizes the issuance of an additional 30,000,000 new shares of common stock. This is in addition to 16,235,712 shares of common stock which were subject to outstanding grants under the 2007 Plan as of the Effective Date and 698,622 shares of common stock which remained available for issuance or transfer under the 2007 Plan but not subject to previously exercised, vested or paid grants as of the Effective Date. A total of 19,639,131 shares of common stock remain available for issuance under the 2014 Plan for future grants.
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

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets — December 31, 2019 and 2018
Consolidated Statements of Operations — For the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Comprehensive Income — For the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Changes in Equity — For the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Cash Flows — For the years ended December 31, 2019, 2018 and 2017
Notes to Consolidated Financial Statements
Schedule II - Valuation and Qualifying Accounts and Reserves — For the years ended December 31, 2019, 2018 and 2017
All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.
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

10.5		Employee Stock Purchase Plan as Amended and Restated on May 20, 2008. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 20, 2008.)
10.6		SEI Capital Accumulation Plan. (Incorporated by reference to exhibit 99(e) to the Registrant’s Registration Statement on Form S-8 (No. 333-41343) filed December 2, 1997.)
10.10		2007 Equity Compensation Plan. (Incorporated by reference to exhibit 10.10 to the Registrant’s Current Report on Form 8-K dated April 11, 2007.)
10.11		2014 Omnibus Equity Compensation Plan. (Incorporated by reference to exhibit 10.11 to the Registrant’s Current Report on Form 8-K dated May 21, 2014.)
10.12		Employment Agreement, dated May 2, 2018, between Michael N. Peterson and the Registrant.

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

99.9
Financial Statements of LSV Asset Management dated December 31, 2018 and 2017. (Incorporated by reference to exhibit 99.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2018.)

99.10	*	Financial Statements of LSV Asset Management dated December 31, 2019 and 2018.
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith as an exhibit to this Annual Report on Form 10-K.
(P)	Paper exhibit.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEI INVESTMENTS COMPANY

Date:	February 24, 2020	By:	/s/ Dennis J. McGonigle
Dennis J. McGonigle
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on dates indicated.

Date:	February 24, 2020	By:	/s/ Alfred P. West, Jr.
Alfred P. West, Jr.
Chairman of the Board, Chief Executive Officer, and
Director

Date:	February 24, 2020	By:	/s/ Carmen V. Romeo
Carmen V. Romeo
Director

Date:	February 24, 2020	By:	/s/ William M. Doran
William M. Doran
Director

Date:	February 24, 2020	By:	/s/ Kathryn M. McCarthy
Kathryn M. McCarthy
Director

Date:	February 24, 2020	By:	/s/ Sarah W. Blumenstein
Sarah W. Blumenstein
Director

Date:	February 24, 2020	By:	/s/ Carl A. Guarino
Carl A. Guarino
Director