Form 10-Q
period 2020-03-31
SEI INVESTMENTS CO
filed 2020-04-28
CIK 350894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q
________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, as of the close of business on April 17, 2020:

Common Stock, $0.01 par value	147,931,955

PART I.        FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements.

SEI Investments Company
Consolidated Balance Sheets
(unaudited)
(In thousands, except par value)

	March 31, 2020	December 31, 2019
Assets
Current Assets:
Cash and cash equivalents	$746,870	$841,446
Restricted cash	3,101	3,101
Receivables from investment products	51,612	54,165
Receivables, net of allowance for doubtful accounts of $1,281 and $1,201	358,130	340,358
Securities owned	31,420	33,486
Other current assets	42,017	32,289
Total Current Assets	1,233,150	1,304,845
Property and Equipment, net of accumulated depreciation of $360,148 and $353,453	173,255	160,859
Operating Lease Right-of-Use Assets	41,383	42,789
Capitalized Software, net of accumulated amortization of $454,776 and $442,677	290,427	296,068
Available for Sale and Equity Securities	110,558	116,917
Investments in Affiliated Funds, at fair value	3,753	5,988
Investment in Unconsolidated Affiliate	45,285	67,413
Goodwill	64,489	64,489
Intangible Assets, net of accumulated amortization of $9,694 and $8,773	27,066	27,987
Deferred Contract Costs	32,760	30,991
Deferred Income Taxes	2,603	2,822
Other Assets, net	33,302	30,202
Total Assets	$2,058,031	$2,151,370
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Balance Sheets
(unaudited)
(In thousands, except par value)

	March 31, 2020	December 31, 2019
Liabilities and Equity
Current Liabilities:
Accounts payable	$13,086	$4,423
Accrued liabilities	179,772	272,801
Current portion of long-term operating lease liabilities	8,715	9,156
Deferred revenue	5,978	7,185
Total Current Liabilities	207,551	293,565
Long-term Income Taxes Payable	803	803
Deferred Income Taxes	53,991	55,722
Long-term Operating Lease Liabilities	37,008	38,450
Other Long-term Liabilities	24,412	24,052
Total Liabilities	323,765	412,592
Commitments and Contingencies
Shareholders' Equity:
Common stock, $0.01 par value, 750,000 shares authorized; 147,903 and 149,745 shares issued and outstanding	1,479	1,497
Capital in excess of par value	1,170,649	1,158,900
Retained earnings	597,486	601,885
Accumulated other comprehensive loss, net	(35,348)	(23,504)
Total Shareholders' Equity	1,734,266	1,738,778
Total Liabilities and Shareholders' Equity	$2,058,031	$2,151,370
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Statements of Operations
(unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Revenues:
Asset management, administration and distribution fees	$331,853	$313,944
Information processing and software servicing fees	82,909	86,876
Total revenues	414,762	400,820
Expenses:
Subadvisory, distribution and other asset management costs	45,337	43,805
Software royalties and other information processing costs	7,447	8,128
Compensation, benefits and other personnel	131,481	130,335
Stock-based compensation	6,929	5,038
Consulting, outsourcing and professional fees	53,290	50,206
Data processing and computer related	22,704	20,992
Facilities, supplies and other costs	16,796	18,745
Amortization	13,077	12,679
Depreciation	7,473	7,331
Total expenses	304,534	297,259
Income from operations	110,228	103,561
Net (loss) gain from investments	(3,989)	1,279
Interest and dividend income	3,203	4,257
Interest expense	(152)	(157)
Equity in earnings of unconsolidated affiliate	29,907	37,317
Income before income taxes	139,197	146,257
Income taxes	29,955	32,276
Net income	$109,242	$113,981
Basic earnings per common share	$0.73	$0.74
Shares used to compute basic earnings per share	149,468	153,310
Diluted earnings per common share	$0.72	$0.73
Shares used to compute diluted earnings per share	152,368	156,541
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Statements of Comprehensive Income
(unaudited)
(In thousands)

	Three Months Ended March 31,
	2020		2019
Net income		$109,242		$113,981
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments		(13,075)		3,397
Unrealized gain (loss) on investments:
Unrealized gains (losses) during the period, net of income taxes of $(339) and $(240)	1,131		797
Less: reclassification adjustment for losses (gains) realized in net income, net of income taxes of $(28) and $(24)	100	1,231	86	883
Total other comprehensive (loss) income, net of tax		(11,844)		4,280
Comprehensive income		$97,398		$118,261
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Statements of Changes in Equity
(unaudited)
(In thousands)

	Shares of Common Stock	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	For the Three Months Ended March 31, 2020
Balance, January 1, 2020	149,745	$1,497	$1,158,900	$601,885	$(23,504)	$1,738,778
Net income	—	—	—	109,242	—	109,242
Other comprehensive loss	—	—	—	—	(11,844)	(11,844)
Purchase and retirement of common stock	(2,433)	(24)	(13,767)	(113,641)	—	(127,432)
Issuance of common stock under employee stock purchase plan	21	—	1,106	—	—	1,106
Issuance of common stock upon exercise of stock options	570	6	17,481	—	—	17,487
Stock-based compensation	—	—	6,929	—	—	6,929
Balance, March 31, 2020	147,903	$1,479	$1,170,649	$597,486	$(35,348)	$1,734,266

	Shares of Common Stock	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	For the Three Months Ended March 31, 2019
Balance, January 1, 2019	153,634	$1,536	$1,106,641	$517,970	$(33,000)	$1,593,147
Net income	—	—	—	113,981	—	113,981
Other comprehensive income	—	—	—	—	4,280	4,280
Purchase and retirement of common stock	(1,725)	(17)	(9,202)	(79,570)	—	(88,789)
Issuance of common stock under employee stock purchase plan	32	—	1,322	—	—	1,322
Issuance of common stock upon exercise of stock options	335	4	7,567	—	—	7,571
Stock-based compensation	—	—	5,038	—	—	5,038
Balance, March 31, 2019	152,276	$1,523	$1,111,366	$552,381	$(28,720)	$1,636,550
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Condensed Statements of Cash Flows
(unaudited)
(In thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$109,242	$113,981
Adjustments to reconcile net income to net cash provided by operating activities (See Note 1)	(10,270)	(54,082)
Net cash provided by operating activities	98,972	59,899
Cash flows from investing activities:
Additions to property and equipment	(20,674)	(7,317)
Additions to capitalized software	(6,458)	(9,937)
Purchases of marketable securities	(29,407)	(43,672)
Prepayments and maturities of marketable securities	37,623	45,200
Sales of marketable securities	64	—
Other investing activities	1,500	—
Net cash used in investing activities	(17,352)	(15,726)
Cash flows from financing activities:
Payment of contingent consideration	(633)	—
Purchase and retirement of common stock	(130,558)	(90,777)
Proceeds from issuance of common stock	18,593	8,893
Payment of dividends	(52,452)	(50,760)
Net cash used in financing activities	(165,050)	(132,644)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(11,146)	3,272
Net decrease in cash, cash equivalents and restricted cash	(94,576)	(85,199)
Cash, cash equivalents and restricted cash, beginning of period	844,547	758,039
Cash, cash equivalents and restricted cash, end of period	$749,971	$672,840

Non-cash operating activities:
Operating lease right-of-use assets and net lease liabilities recorded upon adoption of ASC 842	$—	$44,169
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
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain financial information and accompanying note disclosure normally included in the Company’s Annual Report on Form 10-K have been condensed or omitted. The interim financial information is unaudited but reflects all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position of the Company as of March 31, 2020, the results of operations for the three months ended March 31, 2020 and 2019, and cash flows for the three-months ended March 31, 2020 and 2019. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
The Company adopted the requirements of Accounting Standards Update (ASU) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (Accounting Standards Codification (ASC) 326)) (ASU 2016-13) and subsequent amendments ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (ASU 2019-04) and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments-Credit Losses (ASU 2019-11) on January 1, 2020. ASU 2016-13 and the related amendments are hereafter referred to as ASC 326. ASC 326 requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. The Company owns mortgage-backed securities issued by the Government National Mortgage Association (GNMA), a federal agency of the U.S. government classified as Available-for-sale debt securities which qualify for the zero credit risk allowance. The Company's U.S. Treasury and other U.S. government agency securities classified as Securities owned are outside the scope of ASC 326. There was no impact to the Company's disclosures related to its marketable securities from the implementation of ASC 326.
In accordance with ASC 326, the Company evaluated its receivable balances for credit risk based upon the source of revenue, its ability to collect fees directly from investment products or directly from assets in the client's account, a review of actual historical credit losses, and the potential for expected credit loss from its current client base. The Company has no meaningful historical credit loss data and a very limited amount of losses pertaining directly to a client's inability to satisfy its receivable balance even during periods of economic distress. The credit loss reserve recognized by the Company through the implementation of ASC 326 during the three months ended March 31, 2020 was immaterial.
The Company also adopted the requirements of ASU 2017-04, Simplifying the Test for Goodwill Impairment (ASU 2017-04) on January 1, 2020. The adoption of ASU 2017-04 did not have a material impact on the Company's consolidated financial statements and related disclosures.
With the exception of the adoption of ASC 326 and ASU 2017-04, there have been no other significant changes in significant accounting policies during the three months ended March 31, 2020 as compared to the significant accounting policies described in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

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
The Company is a party to expense limitation agreements with certain SEI-sponsored money market funds subject to Rule 2a-7 of the Investment Company Act of 1940 which establish a maximum level of ordinary operating expenses incurred by the fund in any fiscal year including, but not limited to, fees of the administrator or its affiliates. Under the terms of these agreements, the Company waived $6,641 and $7,905 in fees during the three months ended March 31, 2020 and 2019, respectively.
Revenue Recognition
Revenue is recognized when the transfer of control of promised goods or services under the terms of a contract with customers are satisfied in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those promised goods or services. Certain portions of the Company’s revenues involve a third party in providing goods or services to its customers. In such circumstances, the Company must determine whether the nature of its promise to the customer is to provide the underlying goods or services (the Company is the principal in the transaction and reports the transaction gross) or to arrange for a third party to provide the underlying goods or services (the entity is the agent in the transaction and reports the transaction net). See Note 13 for related disclosures regarding revenue recognition.
Cash and Cash Equivalents
Cash and cash equivalents includes $278,514 and $414,581 at March 31, 2020 and December 31, 2019, respectively, primarily invested in SEI-sponsored open-ended money market mutual funds. The SEI-sponsored mutual funds are Level 1 assets.
Restricted Cash
Restricted cash includes $3,000 at March 31, 2020 and December 31, 2019 segregated for regulatory purposes related to trade-execution services conducted by SEI Investments (Europe) Limited. Restricted cash also includes $101 at March 31, 2020 and December 31, 2019 segregated in special reserve accounts for the benefit of customers of the Company’s broker-dealer subsidiary, SEI Investments Distribution Co. (SIDCO), in accordance with certain rules established by the Securities and Exchange Commission (SEC) for broker-dealers.
Capitalized Software
The Company capitalized $6,458 and $9,937 of software development costs during the three months ended March 31, 2020 and 2019, respectively. The Company's software development costs primarily relate to significant enhancements to the SEI Wealth PlatformSM (SWP). The Company capitalized $6,229 and $9,739 of software development costs for significant enhancements to SWP during the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, the net book value of SWP was $274,885. The net book value includes $58,149 of capitalized software development costs in-progress associated with future releases of SWP. Capitalized software development costs in-progress associated with future releases of SWP were $55,332 as of December 31, 2019. SWP has a weighted average remaining life of 8.4 years. Amortization expense for SWP was $10,797 and $10,399 during the three months ended March 31, 2020 and 2019, respectively.

Earnings per Share
The calculations of basic and diluted earnings per share for the three months ended March 31, 2020 and 2019 are:

	Three Months Ended March 31,
	2020	2019
Net income	$109,242	$113,981
Shares used to compute basic earnings per common share	149,468,000	153,310,000
Dilutive effect of stock options	2,900,000	3,231,000
Shares used to compute diluted earnings per common share	152,368,000	156,541,000
Basic earnings per common share	$0.73	$0.74
Diluted earnings per common share	$0.72	$0.73

During the three months ended March 31, 2020 and 2019, employee stock options to purchase 7,408,000 and 6,323,000 shares of common stock with an average exercise price of $58.76 and $54.81, respectively, were outstanding but not included in the computation of diluted earnings per common share. These options for the three month periods were not included in the computation of diluted earnings per common share because either the performance conditions have not been satisfied or would not have been satisfied if the reporting date was the end of the contingency period or the options' exercise price was greater than the average market price of the Company’s common stock and the effect on diluted earnings per common share would have been anti-dilutive.
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
The following table provides the details of the adjustments to reconcile net income to net cash provided by operating activities for the three months ended March 31:

	2020	2019
Net income	$109,242	$113,981
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,473	7,331
Amortization	13,077	12,679
Equity in earnings of unconsolidated affiliate	(29,907)	(37,317)
Distributions received from unconsolidated affiliate	52,036	33,237
Stock-based compensation	6,929	5,038
Provision for losses on receivables	80	(85)
Deferred income tax expense	(1,879)	(984)
Net loss (gain) from investments	3,989	(1,279)
Change in other long-term liabilities	360	277
Change in other assets	(4,658)	1,334
Contract costs capitalized, net of amortization	(1,769)	(138)
Other	(1,612)	(63)
Change in current assets and liabilities
(Increase) decrease in
Receivables from investment products	2,553	(2,693)
Receivables	(17,852)	(18,304)
Other current assets	(9,728)	574
(Decrease) increase in
Accounts payable	8,663	(5,678)
Accrued liabilities	(36,818)	(47,836)
Deferred revenue	(1,207)	(175)
Total adjustments	(10,270)	(54,082)
Net cash provided by operating activities	$98,972	$59,899

Note 2.    Investment in Unconsolidated Affiliate
LSV Asset Management
The Company has an investment in LSV Asset Management (LSV), a registered investment advisor that provides investment advisory services primarily to institutions, including pension plans and investment companies. LSV is currently an investment sub-advisor for a limited number of SEI-sponsored investment products. The Company's partnership interest in LSV as of March 31, 2020 was 38.9%. The Company accounts for its interest in LSV using the equity method because of its less than 50% ownership. The Company’s interest in the net assets of LSV is reflected in Investment in unconsolidated affiliate on the accompanying Consolidated Balance Sheets and its interest in the earnings of LSV is reflected in Equity in earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Operations.
At March 31, 2020, the Company’s total investment in LSV was $45,285. The Company receives partnership distributions from LSV on a quarterly basis. The Company received partnership distributions from LSV of $52,036 and $33,237 in the three months ended March 31, 2020 and 2019, respectively. As such, the Company considers these distribution payments as returns on investment rather than returns of the Company's original investment in LSV and has therefore classified the associated cash inflows as an operating activity on the Consolidated Statements of Cash Flows.
The Company’s proportionate share in the earnings of LSV was $29,907 and $37,317 during the three months ended March 31, 2020 and 2019, respectively.

These tables contain condensed financial information of LSV:

Condensed Statement of Operations	Three Months Ended March 31,
	2020	2019
Revenues	$99,996	$120,915
Net income	76,897	95,948

Condensed Balance Sheets	March 31, 2020	December 31, 2019
Current assets	$113,926	$144,547
Non-current assets	4,769	5,048
Total assets	$118,695	$149,595

Current liabilities	$42,631	$46,828
Non-current liabilities	5,153	5,326
Partners’ capital	70,911	97,441
Total liabilities and partners’ capital	$118,695	$149,595

On April 1, 2020, LSV provided an interest in the partnership to select key employees which reduced the ownership percentage of each existing partner on a pro-rata basis. As a result, the Company's total partnership interest in LSV was reduced slightly from approximately 38.9% to approximately 38.8%.

Note 3.    Composition of Certain Financial Statement Captions
Receivables
Receivables on the accompanying Consolidated Balance Sheets consist of:

	March 31, 2020	December 31, 2019
Trade receivables	$87,126	$86,043
Fees earned, not billed	256,280	240,239
Other receivables	16,005	15,277
	359,411	341,559
Less: Allowance for doubtful accounts	(1,281)	(1,201)
	$358,130	$340,358

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

Property and Equipment
Property and Equipment on the accompanying Consolidated Balance Sheets consists of:

	March 31, 2020	December 31, 2019
Buildings	$162,891	$162,882
Equipment	131,660	123,945
Land	10,830	10,830
Purchased software	144,342	143,705
Furniture and fixtures	19,902	18,835
Leasehold improvements	19,695	20,700
Construction in progress	44,083	33,415
	533,403	514,312
Less: Accumulated depreciation	(360,148)	(353,453)
Property and Equipment, net	$173,255	$160,859

The Company recognized $7,473 and $7,331 in depreciation expense related to property and equipment for the three months ended March 31, 2020 and 2019, respectively.
Deferred Contract Costs
Deferred contract costs, which primarily consist of deferred sales commissions, were $32,760 and $30,991 as of March 31, 2020 and December 31, 2019, respectively. The Company deferred expenses related to contract costs of $2,997 and $1,126 during the three months ended March 31, 2020 and 2019, respectively. Amortization expense related to deferred contract costs were $1,228 and $988 during the three months ended March 31, 2020 and 2019, respectively, and are included in Compensation, benefits and other personnel on the accompanying Consolidated Statements of Operations. There was no impairment loss in relation to deferred contract costs during the three months ended March 31, 2020.
Accrued Liabilities
Accrued liabilities on the accompanying Consolidated Balance Sheets consist of:

	March 31, 2020	December 31, 2019
Accrued employee compensation	$33,519	$96,991
Accrued consulting, outsourcing and professional fees	32,444	28,610
Accrued sub-advisory, distribution and other asset management fees	48,478	46,245
Accrued dividend payable	—	52,452
Accrued income taxes	23,663	2,010
Other accrued liabilities	41,668	46,493
Total accrued liabilities	$179,772	$272,801

Note 4.    Fair Value Measurements
The fair value of the Company’s financial assets and liabilities, except for the Company's investment funds sponsored by LSV, is determined in accordance with the fair value hierarchy. The fair value of the Company’s Level 1 financial assets consist mainly of investments in open-ended mutual funds that are quoted daily. Level 2 financial assets consist of GNMA mortgage-backed securities held by the Company's wholly-owned limited purpose federal thrift subsidiary, SEI Private Trust Company (SPTC), Federal Home Loan Bank (FHLB) and other U.S. government agency short-term notes held by SIDCO. The financial assets held by SIDCO were purchased as part of a cash management program requiring only short term, top-tier investment grade government and corporate securities. The financial assets held by SPTC are debt securities issued by GNMA and are backed by the full faith and credit of the U.S. government. These securities were purchased for the sole purpose of satisfying applicable regulatory requirements and have maturity dates which range from 2023 to 2041.
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
The pricing policies and procedures applied for our Level 1 and Level 2 financial assets during the three months ended March 31, 2020 were consistent with those as described in our Annual Report on Form 10-K at December 31, 2019. The Company had no Level 3 financial assets at March 31, 2020 or December 31, 2019 that were required to be measured at fair value on a recurring basis. The Company's Level 3 financial liabilities at March 31, 2020 and December 31, 2019 consist entirely of the estimated contingent consideration resulting from an acquisition (See Note 12). The fair value of the contingent consideration was determined using a Monte-Carlo simulation model. Key assumptions for the Monte-Carlo simulation model include expected revenues, expected volatility, risk-free rate and other factors. There were no transfers of financial assets between levels within the fair value hierarchy during the three months ended March 31, 2020.
The fair value of certain financial assets of the Company was determined using the following inputs:

		Fair Value Measurements at the End of the Reporting Period Using
Assets	March 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity securities	$10,033	$10,033	$—
Available-for-sale debt securities	100,525	—	100,525
Fixed-income securities owned	31,420	—	31,420
Investment funds sponsored by LSV (1)	3,753
	$145,731	$10,033	$131,945

		Fair Value Measurements at the End of the Reporting Period Using
Assets	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity securities	$12,119	$12,119	$—
Available-for-sale debt securities	104,798	—	104,798
Fixed-income securities owned	33,486	—	33,486
Investment funds sponsored by LSV (1)	5,988
	$156,391	$12,119	$138,284

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
Cash Equivalents
The Company's investments in money market funds and commercial paper classified as cash equivalents had a fair value of $425,697 and $543,765 at March 31, 2020 and December 31, 2019, respectively. There were no material unrealized or realized gains or losses from these investments during the three months ended March 31, 2020 and 2019.
Available for Sale and Equity Securities
Available For Sale and Equity Securities on the accompanying Consolidated Balance Sheets consist of:

	At March 31, 2020
	Cost Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-sale debt securities	$98,322	$2,203	$—	$100,525
SEI-sponsored mutual funds	7,508	—	(1,126)	6,382
Equities and other mutual funds	3,595	56	—	3,651
	$109,425	$2,259	$(1,126)	$110,558

	At December 31, 2019
	Cost Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-sale debt securities	$104,193	$605	$—	$104,798
SEI-sponsored mutual funds	7,564	125	(39)	7,650
Equities and other mutual funds	3,637	832	—	4,469
	$115,394	$1,562	$(39)	$116,917

Net unrealized gains at March 31, 2020 of the Company's available-for-sale debt securities were $1,696 (net of income tax expense of $507). Net unrealized gains at December 31, 2019 of the Company's available-for-sale debt securities were $465 (net of income tax benefit of $140). These net unrealized gains are reported as a separate component of Accumulated other comprehensive loss on the accompanying Consolidated Balance Sheets.
There were gross realized losses of $128 and $109 from available-for-sale debt securities during the three months ended March 31, 2020 and 2019, respectively. There were no gross realized gains from available-for-sale debt securities during the three months ended March 31, 2020 and 2019. Realized losses from available-for-sale debt securities, including amounts reclassified from accumulated comprehensive loss, are reflected in Net (loss) gain from investments on the accompanying Consolidated Statements of Operations.
There were gross realized gains of $189 and gross realized losses of $235 from mutual funds and equities during the three months ended March 31, 2020. During the three months ended March 31, 2019, there were gross realized gains of $43 and gross realized losses of $3 from mutual funds and equities. Gains and losses from mutual funds and equities are reflected in Net (loss) gain from investments on the accompanying Consolidated Statements of Operations.
Investments in Affiliated Funds
The Company has an investment in funds sponsored by LSV. The Company records this investment on the accompanying Consolidated Balance Sheets at fair value. Unrealized gains and losses from the change in fair value of these funds are recognized in Net gain (loss) from investments on the accompanying Consolidated Statements of Operations.
The investment primarily consists of U.S. dollar denominated funds that invest primarily in securities of Canadian, Australian and Japanese companies as well as various other global securities. The underlying securities held by the funds are translated into U.S. dollars within the funds. The funds had a fair value of $3,753 and $5,988 at March 31, 2020 and December 31, 2019, respectively. The Company recognized unrealized losses of $2,235 and $452 during the three months ended March 31, 2020 and 2019, respectively, from the change in fair value of the funds.

Securities Owned
The Company’s broker-dealer subsidiary, SIDCO, has investments in U.S. government agency securities with maturity dates less than one year. These investments are reflected as Securities owned on the accompanying Consolidated Balance Sheets. Due to specialized accounting practices applicable to investments by broker-dealers, the securities are reported at fair value and changes in fair value are recorded in current period earnings. The securities had a fair value of $31,420 and $33,486 at March 31, 2020 and December 31, 2019, respectively. There were no material net gains or losses related to the securities during the three months ended March 31, 2020 and 2019.

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
As of March 31, 2020, the Company had outstanding letters of credit of $11,553 under the Credit Facility. These letters of credit were issued primarily for the expansion of the Company's headquarters and are scheduled to expire during the remainder of 2020. The amount of the Credit Facility that is available for general corporate purposes as of March 31, 2020 was $288,447.
The Company was in compliance with all covenants of the Credit Facility during the three months ended March 31, 2020.

Note 7.    Shareholders’ Equity
Stock-Based Compensation
The Company has only non-qualified stock options outstanding under its equity compensation plans. All outstanding stock options have performance-based vesting provisions specific to each option grant that tie the vesting of the applicable stock options to the Company’s financial performance. The Company’s stock options vest at a rate of 50% when a specified financial vesting target is achieved, and the remaining 50% when a second, higher specified financial vesting target is achieved. Options do not vest due to the passage of time but solely as a result of achievement of the financial vesting targets. Options granted in December 2017 and thereafter include a service condition which requires a minimum two or four year waiting period from the grant date along with the attainment of the applicable financial vesting target. The targets are measured annually on December 31. The amount of stock-based compensation expense recognized in the period is based upon management’s estimate of when the financial vesting targets may be achieved. Any change in management’s estimate could result in the remaining amount of stock-based compensation expense to be accelerated, spread out over a longer period, or reversed. This may cause volatility in the recognition of stock-based compensation expense in future periods and could materially affect the Company’s earnings.

The Company recognized stock-based compensation expense in its Consolidated Financial Statements in the three months ended March 31, 2020 and 2019, respectively, as follows:

	Three Months Ended March 31,
	2020	2019
Stock-based compensation expense	$6,929	$5,038
Less: Deferred tax benefit	(1,381)	(946)
Stock-based compensation expense, net of tax	$5,548	$4,092
As of March 31, 2020, there was approximately $66,934 of unrecognized compensation cost remaining related to unvested employee stock options that management expects will vest and is being amortized.
The Company issues new common shares associated with the exercise of stock options. The total intrinsic value of options exercised during the three months ended March 31, 2020 was $18,687. The total options exercisable as of March 31, 2020 had an intrinsic value of $81,585. The total intrinsic value for options exercisable is calculated as the difference between the market value of the Company’s common stock as of March 31, 2020 and the weighted average exercise price of the options. The market value of the Company’s common stock as of March 31, 2020 was $46.34 as reported by the Nasdaq Stock Market, LLC. The weighted average exercise price of the options exercisable as of March 31, 2020 was $37.85. Total options that were outstanding as of March 31, 2020 were 15,055,000. Total options that were exercisable as of March 31, 2020 were 7,647,000.
Common Stock Buyback
The Company’s Board of Directors, under multiple authorizations, has authorized the repurchase of the Company’s common stock on the open market or through private transactions. The Company purchased 2,433,000 shares at a total cost of $127,432 during the three months ended March 31, 2020, which reduced the total shares outstanding of common stock. The cost of stock purchases during the period includes the cost of certain transactions that settled in the following quarter. On March 18, 2020, the Company's Board of Directors approved an increase in the stock repurchase program by an additional $250,000. As of March 31, 2020, the Company had approximately $240,097 of authorization remaining for the purchase of common stock under the program.
The Company immediately retires its common stock when purchased. Upon retirement, the Company reduces Capital in excess of par value for the average capital per share outstanding and the remainder is charged against Retained earnings. If the Company reduces its Retained earnings to zero, any subsequent purchases of common stock will be charged entirely to Capital in excess of par value.

Note 8.    Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss, net of tax, are as follows:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Investments	Accumulated Other Comprehensive Loss
Balance, January 1, 2020	$(23,969)	$465	$(23,504)

Other comprehensive loss before reclassifications	(13,075)	1,131	(11,944)
Amounts reclassified from accumulated other comprehensive loss	—	100	100
Net current-period other comprehensive loss	(13,075)	1,231	(11,844)

Balance, March 31, 2020	$(37,044)	$1,696	$(35,348)

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
The information in the following tables is derived from the Company’s internal financial reporting used for corporate management purposes. There are no inter-segment revenues for the three months ended March 31, 2020 and 2019. Management evaluates Company assets on a consolidated basis during interim periods. The accounting policies of the reportable business segments are the same as those described in Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
The following tables highlight certain financial information about each of the Company’s business segments for the three months ended March 31, 2020 and 2019:

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Three Months Ended March 31, 2020
Revenues	$113,221	$102,321	$79,203	$116,629	$3,388	$414,762
Expenses	110,653	52,432	38,267	74,289	10,910	286,551
Operating profit (loss)	$2,568	$49,889	$40,936	$42,340	$(7,522)	$128,211

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Three Months Ended March 31, 2019
Revenues	$118,259	$94,761	$80,113	$104,649	$3,038	$400,820
Expenses	110,962	52,502	38,754	69,066	5,940	277,224
Operating profit (loss)	$7,297	$42,259	$41,359	$35,583	$(2,902)	$123,596

A reconciliation of the total operating profit reported for the business segments to income from operations in the Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019 is as follows:

	2020	2019
Total operating profit from segments	$128,211	$123,596
Corporate overhead expenses	(17,983)	(20,035)
Income from operations	$110,228	$103,561

The following tables provide additional information for the three months ended March 31, 2020 and 2019 pertaining to our business segments:

	Capital Expenditures (1)		Depreciation
	2020	2019	2020	2019
Private Banks	$9,925	$8,461	$3,882	$3,549
Investment Advisors	5,390	3,947	1,151	1,179
Institutional Investors	1,358	871	302	405
Investment Managers	9,032	3,349	1,812	1,771
Investments in New Businesses	418	241	70	91
Total from business segments	$26,123	$16,869	$7,217	$6,995
Corporate overhead	997	385	256	336
	$27,120	$17,254	$7,473	$7,331
(1) Capital expenditures include additions to property and equipment and capitalized software.

	Amortization
	2020	2019
Private Banks	$7,421	$7,141
Investment Advisors	2,652	2,523
Institutional Investors	427	433
Investment Managers	2,335	2,339
Investments in New Businesses	185	185
Total from business segments	$13,020	$12,621
Corporate overhead	57	58
	$13,077	$12,679

Note 10.    Income Taxes
The gross liability for unrecognized tax benefits at March 31, 2020 and December 31, 2019 was $16,207 and $15,356, respectively, exclusive of interest and penalties, of which $16,133 and $15,194 would affect the effective tax rate if the Company were to recognize the tax benefit.
The Company classifies interest and penalties on unrecognized tax benefits as income tax expense. As of March 31, 2020 and December 31, 2019, the combined amount of accrued interest and penalties related to tax positions taken on tax returns was $2,200 and $1,962, respectively.

	March 31, 2020	December 31, 2019
Gross liability for unrecognized tax benefits, exclusive of interest and penalties	$16,207	$15,356
Interest and penalties on unrecognized benefits	2,200	1,962
Total gross uncertain tax positions	$18,407	$17,318
Amount included in Current liabilities	$4,950	$4,896
Amount included in Other long-term liabilities	13,457	12,422
	$18,407	$17,318

The Company's effective income tax rate for the three months ended March 31, 2020 and 2019 differs from the federal income tax statutory rate due to the following:

	Three Months Ended March 31,
	2020	2019
Statutory rate	21.0%	21.0%
State taxes, net of federal tax benefit	3.1	2.6
Foreign tax expense and tax rate differential	(0.1)	(0.1)
Tax benefit from stock option exercises	(2.2)	(1.1)
Other, net	(0.3)	(0.3)
	21.5%	22.1%

The decrease in the Company's effective tax rate for the three months ended March 31, 2020 was primarily due to increased tax benefits related to the higher volume of stock option exercises as compared to the three months ended March 31, 2019.
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
The Company estimates it will recognize $4,950 of gross unrecognized tax benefits. This amount is expected to be paid within one year or to be removed at the expiration of the statute of limitations and resolution of income tax audits and is netted against the current payable account. These unrecognized tax benefits are related to tax positions taken on certain federal, state, and foreign tax returns. However, the timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. While it is reasonably possible that some issues under examination could be resolved in the next twelve months, based upon the current facts and circumstances, the Company cannot reasonably estimate the timing of such resolution or the total range of potential changes as it relates to the current unrecognized tax benefits that are recorded as part of the Company’s financial statements.

Note 11.    Commitments and Contingencies
In the ordinary course of business, the Company from time to time enters into contracts containing indemnification obligations of the Company. These obligations may require the Company to make payments to another party upon the occurrence of certain events including the failure by the Company to meet its performance obligations under the contract. These contractual indemnification provisions are often standard contractual terms of the nature customarily found in the type of contracts entered into by the Company. In many cases, there are no stated or notional amounts included in the indemnification provisions. There are no amounts reflected on the Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019 related to these indemnifications.
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
With respect to the Lillie proceeding, on July 9, 2019, the District Court issued an order granting SEI’s Summary Judgment Motion to dismiss the remaining Section 714(B) claim and denying Plaintiffs’ Motion for Continuance of SEI and SPTC’s Motion for Summary Judgment pursuant to Rule 56(d). On July 17, 2019, Plaintiffs filed a Motion for Reconsideration and/or New Trial. The Court denied Plaintiffs’ Motion for Reconsideration and/or New Trial and entered a Final Judgment in favor of SEI and SPTC on August 15, 2019. On August 27, 2019, Plaintiffs-Appellants filed a Notice of Appeal to the United States Court of Appeals for the Fifth Circuit of the District Court's dismissal of the Lillie matter. On November 20, 2019, Plaintiffs-Appellants filed a Motion in Support of the Notice of Appeal. On January 17, 2020, SEI and SPTC timely filed their brief in opposition to the Plaintiffs-Appellants' motion for appeal. On February 7, 2020, Plaintiffs-Appellants filed their reply brief.
With respect to the Ahders proceeding, on July 16, 2019, SEI and SPTC filed a Motion for Summary Judgment pursuant to Rule 56(d) to have the remaining Section 714(B) claim dismissed. On January 24, 2020, the District Court issued an order granting SEI’s Summary Judgment Motion to dismiss the remaining Section 714(B) claim. On March 17, 2020, Plaintiffs-Appellants filed a Notice of Appeal to the United States Court of Appeals for the Fifth Circuit of the District Court's dismissal of the Ahders matter.
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
Although SEI believes its defenses against the plaintiff’s allegations were valid, the Company agreed to settle this matter in the very early stages of the litigation in order to avoid the high cost of protracted class-action litigation and internal distractions such cases bring. On March 3, 2020, the Court issued its Approval Order approving the settlement agreement. The financial impact of the settlement agreement is not material to the Company.
SS&C Advent Matter
On February 28, 2020, SEI Global Services, Inc. ("SGSI"), a wholly-owned subsidiary of the Company, filed a complaint under seal in the United States District Court for the Eastern District of Pennsylvania against SS&C Advent ("Advent") and SS&C Technologies Holdings, Inc. ("SS&C") alleging that SS&C and Advent breached the terms of the contract between the parties and asking the Court to hold SS&C and Advent to their bargained-for obligations (the "Advent Matter"). In addition to Breach of Contract, the complaint also includes counts for Declaratory Judgment, Tortious Interference with Existing and Prospective Contractual Relations, Violation of the New York General Business Law Section 349, Violations of Section 2 of the Sherman Antitrust Act, Promissory Estoppel and Breach of the Covenant of Good Faith and Fair Dealing. SGSI seeks various forms of relief, including declaratory judgment, specific performance under the contract, and monetary damages, including treble damages and attorney’s fees. Additionally, on February 28, 2020, SGSI filed a related Motion to File Complaint Under Seal (the "Under Seal Motion") requesting that the Advent Matter complaint be maintained under seal and not a matter of public record.
On March 3, 2020, prior to any motions being filed by any of the parties, the Court denied SGSI’s Under Seal Motion. The complaint became a matter of public record on April 15, 2020.
SEI does not believe that it will have to change providers under the current terms of its contract with SS&C or Advent and that the process of litigating its rights under this contract may be a multi-year process. Consequently, SEI does not believe that the Advent Matter will create any consequence to the services it provides to its clients in the near term. SEI believes that it has alternatives available to it that will enable it to continue to provide currently provided services to its clients in all material respects in the unlikely event that there ultimately is a negative outcome in the Advent Matter.
SEI believes it has a strong basis for proving the actions it alleges in the Advent Matter and looks forward to the opportunity to assert its rights under contract. SEI expects the financial impact of litigating the Advent Matter to be immaterial.
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

Note 12.    Goodwill and Intangible Assets
On April 2, 2018, the Company acquired all ownership interests of Huntington Steele, LLC (Huntington Steele). The total purchase price was allocated to Huntington Steele’s net tangible and intangible assets based upon their estimated fair values at the date of purchase. The excess purchase price over the value of the identifiable intangible assets was recorded as goodwill. The total amount of goodwill from this transaction amounted to $11,499 and is included on the accompanying Consolidated Balance Sheets. The total purchase price for Huntington Steele included a contingent purchase price payable to the sellers upon the attainment of specified financial measures determined at various intervals occurring between 2019 and 2023. The Company made payments of $433 and $633 during 2019 and the three months ended March 31, 2020, respectively, to the sellers and recorded a fair value adjustment related to the contingent consideration. As of March 31, 2020, the fair value of the contingent consideration of $10,955 is included in Other long-term liabilities on the accompanying Balance Sheet.
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
There were no changes to the Company's goodwill during the three months ended March 31, 2020.
The Company recognized $921 of amortization expense related to the intangible assets acquired through the acquisitions of Huntington Steele and Archway during the three months ended March 31, 2020 and 2019.

Note 13.    Revenues from Contracts with Customers
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
Disaggregation of Revenue
The following tables provide additional information pertaining to our revenues disaggregated by major product line and primary geographic market based on the location of the use of the products or services for each of the Company’s business segments for the three months ended March 31, 2020 and 2019:

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
Major Product Lines:	For the Three Months Ended March 31, 2020
Investment management fees from pooled investment products	$32,844	$70,180	$13,317	$193	$359	$116,893
Investment management fees from investment management agreements	347	27,420	65,710	—	2,963	96,440
Investment operations fees	475	—	—	106,201	—	106,676
Investment processing fees - PaaS	46,153	—	—	—	—	46,153
Investment processing fees - SaaS	29,169	—	—	3,251	—	32,420
Professional services fees	2,715	—	—	1,274	—	3,989
Account fees and other	1,518	4,721	176	5,710	66	12,191
Total revenues	$113,221	$102,321	$79,203	$116,629	$3,388	$414,762

Primary Geographic Markets:
United States	$74,014	$102,321	$62,089	$108,443	$3,388	$350,255
United Kingdom	24,359	—	12,824	—	—	37,183
Canada	10,401	—	1,598	—	—	11,999
Ireland	4,447	—	2,530	8,186	—	15,163
Other	—	—	162	—	—	162
Total revenues	$113,221	$102,321	$79,203	$116,629	$3,388	$414,762

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
Major Product Lines:	For the Three Months Ended March 31, 2019
Investment management fees from pooled investment products	$32,973	$66,623	$13,661	$205	$309	$113,771
Investment management fees from investment management agreements	702	23,838	66,171	—	2,698	93,409
Investment operations fees	376	—	—	94,867	—	95,243
Investment processing fees - PaaS	43,911	—	—	—	—	43,911
Investment processing fees - SaaS	34,708	—	—	2,549	—	37,257
Professional services fees	3,777	—	—	1,417	—	5,194
Account fees and other	1,812	4,300	281	5,611	31	12,035
Total revenues	$118,259	$94,761	$80,113	$104,649	$3,038	$400,820

Primary Geographic Markets:
United States	$77,454	$94,761	$62,325	$98,058	$3,038	$335,636
United Kingdom	25,350	—	13,466	—	—	38,816
Canada	10,660	—	1,727	—	—	12,387
Ireland	4,795	—	2,311	6,591	—	13,697
Other	—	—	284	—	—	284
Total revenues	$118,259	$94,761	$80,113	$104,649	$3,038	$400,820

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(In thousands, except asset balances and per share data)
This discussion reviews and analyzes the consolidated financial condition, the consolidated results of operations and other key factors that may affect future performance. This discussion should be read in conjunction with the Consolidated Financial Statements, the Notes to the Consolidated Financial Statements and the Annual Report on Form 10-K for the year ended December 31, 2019.

Overview
Consolidated Summary
SEI is a leading global provider of technology-driven wealth and investment management solutions. We deliver comprehensive platforms, services and infrastructure – encompassing investment processing, investment operations and investment management – to help wealth managers, financial advisors, investment managers, institutional and private investors create and manage wealth. Investment processing fees are earned as monthly fees for contracted services, including computer processing services, software licenses and investment operations services, as well as transaction-based fees for providing securities valuation and trade-execution. A portion of investment processing fees are earned as a percentage of the market value of our clients' assets processed on our platforms. Investment operations and investment management fees are earned as a percentage of assets under management, administration or advised assets. As of March 31, 2020, through our subsidiaries and partnerships in which we have a significant interest, we manage, advise or administer $920.2 billion in hedge, private equity, mutual fund and pooled or separately managed assets, including $283.4 billion in assets under management and $632.3 billion in client assets under administration. Our affiliate, LSV Asset Management (LSV), manages $70.9 billion of assets which are included as assets under management.
Our Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019 were:

	Three Months Ended March 31,		Percent Change*
	2020	2019
Revenues	$414,762	$400,820	3%
Expenses	304,534	297,259	2%
Income from operations	110,228	103,561	6%
Net (loss) gain from investments	(3,989)	1,279	NM
Interest income, net of interest expense	3,051	4,100	(26)%
Equity in earnings from unconsolidated affiliate	29,907	37,317	(20)%
Income before income taxes	139,197	146,257	(5)%
Income taxes	29,955	32,276	(7)%
Net income	109,242	113,981	(4)%
Diluted earnings per common share	$0.72	$0.73	(1)%
* Variances noted "NM" indicate the percent change is not meaningful.
The following items had a significant impact on our financial results for the three months ended March 31, 2020 and 2019:

•
Revenue from Asset management, administration and distribution fees increased primarily from higher average assets under administration from market appreciation and positive cash flows from new and existing clients during 2019 and early 2020. The sharp market volatility occurring during March 2020 negatively impacted our revenues from assets under management and partially offset our revenue growth. Our average assets under administration increased $85.0 billion, or 14%, to $679.2 billion in the first three months of 2020 as compared to $594.2 billion during the first three months of 2019. Our average assets under management, excluding LSV, increased $14.0 billion to $237.2 billion in the first three months of 2020 as compared to $223.2 billion during the first three months of 2019.

•
Information processing and software servicing fees in our Private Banks segment decreased by $4.7 million during the first three months of 2020 due to decreased non-recurring fees and previously announced client losses.

•
Our proportionate share in the earnings of LSV decreased to $29.9 million in the first three months of 2020 as compared to $37.3 million in the first three months of 2019 due to lower assets under management from negative cash flows from existing clients, negative markets during March 2020 and client losses.

•
We capitalized $6.2 million in the first three months of 2020 for the SEI Wealth Platform as compared to $9.7 million in the first three months of 2019. Amortization expense related to SWP increased to $10.8 million during the first three months of 2020 as compared to $10.4 million during the first three months of 2019.

•
Our effective tax rate during the first quarter of 2020 was 21.5% as compared to 22.1% during the first quarter of 2019. The decline in our tax rate was primarily due to increased tax benefits associated with stock option exercises.

•	We continued our stock repurchase program during 2020 and purchased 2.4 million shares for $127.4 million in the three month period.

Impact to our revenues due to COVID-19
The occurrence of unforeseen or catastrophic events, including the emergence of a pandemic or other widespread health emergency (or concerns over the possibility of such an emergency), could create economic and financial disruptions, and could lead to operational difficulties that could impair our ability to manage our business. In December 2019, a novel strain of coronavirus (COVID-19) was identified in Wuhan, China. Since that time, it has spread globally, leading the World Health Organization to declare the COVID-19 virus outbreak a global pandemic in March 2020.
In March 2020, we executed upon our business resiliency and contingency plans. To date, our remote capabilities have proven to be effective during the disruption caused by the COVID-19 pandemic with almost the entire workforce working remotely, with only a very limited number of on-site activities in our operational offices continuing to be performed.
To the extent that critical government or infrastructure functions upon which we rely are suspended, or in the event we are unable to have personnel onsite in our operational offices for an extended period, we would need to seek alternative arrangements to mitigate those issues. This could impair our ability to provide a number of services to our clients.
We are closely monitoring the international landscape for changes in governmental measures both in the United States and in the locations where we rely on critical outsourced services, including India. Each location is interpreting ‘essential services’ somewhat differently and the restrictions on staff attending worksites are particularly stringent in India. We are closely monitoring our outsourced partners in India to assess and manage the impact of the current lockdown and we have executed plans to triage and prioritize offshore work for repatriation to our onshore locations. We have experienced very limited service disruption and there has not been a material impact on our operations to date.
We continue to be in regular contact with regulators, clients and vendors to confirm the measures taken to continue operating during this crisis, taking into consideration the latest announcements from state and federal authorities.
The majority of our revenues are based on the value of assets invested in investment products that we manage or administer which are affected by changes in the capital markets and the portfolio strategy of our clients or their customers. The market volatility occurring in March 2020 in response to measures taken to contain the spread of the COVID-19 virus negatively impacted our asset-based fee revenues and partially offset our revenue growth. Additionally, changes in the portfolio strategy of our clients or their customers in response to the market volatility resulted in asset flows into our lower margin liquidity products and negatively impacted our earnings.
The extent to which the spread of the COVID-19 virus impacts our business, financial condition, and results of operations will depend on future developments. Should the COVID-19 virus grow in scope or intensify in severity, or if the current measures taken by national and local authorities to contain the effects of COVID-19 are prolonged, the resulting market conditions may continue to adversely affect our revenues and earnings derived from assets under management and administration.

Ending Asset Balances
(In millions)

	As of March 31,		Percent Change
	2020	2019
Private Banks:
Equity and fixed-income programs	$21,160	$22,369	(5)%
Collective trust fund programs	5	4	25%
Liquidity funds	4,143	3,753	10%
Total assets under management	$25,308	$26,126	(3)%
Client assets under administration	21,497	22,886	(6)%
Total assets	$46,805	$49,012	(5)%
Investment Advisors:
Equity and fixed-income programs	$54,856	$61,277	(10)%
Collective trust fund programs	2	5	(60)%
Liquidity funds	5,969	4,362	37%
Total assets under management	$60,827	$65,644	(7)%
Institutional Investors:
Equity and fixed-income programs	$72,399	$82,578	(12)%
Collective trust fund programs	94	79	19%
Liquidity funds	3,672	2,529	45%
Total assets under management	$76,165	$85,186	(11)%
Client assets under advisement	3,406	3,694	(8)%
Total assets	$79,571	$88,880	(10)%
Investment Managers:
Equity and fixed-income programs	$—	$—	NM
Collective trust fund programs	48,226	49,232	(2)%
Liquidity funds	392	704	(44)%
Total assets under management	$48,618	$49,936	(3)%
Client assets under administration (A)	610,794	585,997	4%
Total assets	$659,412	$635,933	4%
Investments in New Businesses:
Equity and fixed-income programs	$1,484	$1,466	1%
Liquidity funds	152	218	(30)%
Total assets under management	$1,636	$1,684	(3)%
Client assets under advisement	1,056	729	45%
Total assets	$2,692	$2,413	12%
LSV:
Equity and fixed-income programs (B)	$70,851	$103,163	(31)%
Total:
Equity and fixed-income programs (C)	$220,750	$270,853	(18)%
Collective trust fund programs	48,327	49,320	(2)%
Liquidity funds	14,328	11,566	24%
Total assets under management	$283,405	$331,739	(15)%
Client assets under advisement	4,462	4,423	1%
Client assets under administration (D)	632,291	608,883	4%
Total assets under management, advisement and administration	$920,158	$945,045	(3)%

(A)	Client assets under administration in the Investment Managers segment include $50.4 billion of assets that are at fee levels below our normal full service assets (as of March 31, 2020).

(B)	Equity and fixed-income programs include assets managed by LSV in which fees are based on performance only. The ending value of these assets as of March 31, 2020 was $1.3 billion.

(C)	Equity and fixed-income programs include $8.4 billion of assets invested in various asset allocation funds at March 31, 2020.

(D)	In addition to the numbers presented, SEI also administers an additional $11.5 billion in Funds of Funds assets (as of March 31, 2020) on which SEI does not earn an administration fee.

Average Asset Balances
(In millions)

	Three Months Ended March 31,		Percent Change
	2020	2019
Private Banks:
Equity and fixed-income programs	$24,657	$21,831	13%
Collective trust fund programs	4	4	—%
Liquidity funds	3,581	3,706	(3)%
Total assets under management	$28,242	$25,541	11%
Client assets under administration	24,840	22,098	12%
Total assets	$53,082	$47,639	11%
Investment Advisors:
Equity and fixed-income programs	$64,933	$58,732	11%
Collective trust fund programs	3	5	(40)%
Liquidity funds	3,284	5,298	(38)%
Total assets under management	$68,220	$64,035	7%
Institutional Investors:
Equity and fixed-income programs	$79,926	$81,725	(2)%
Collective trust fund programs	86	79	9%
Liquidity funds	2,342	2,375	(1)%
Total assets under management	$82,354	$84,179	(2)%
Client assets under advisement	3,760	3,494	8%
Total assets	$86,114	$87,673	(2)%
Investment Managers:
Equity and fixed-income programs	$—	$—	NM
Collective trust fund programs	55,952	47,322	18%
Liquidity funds	617	559	10%
Total assets under management	$56,569	$47,881	18%
Client assets under administration (A)	654,386	572,065	14%
Total assets	$710,955	$619,946	15%
Investments in New Businesses:
Equity and fixed-income programs	$1,663	$1,394	19%
Liquidity funds	168	202	(17)%
Total assets under management	$1,831	$1,596	15%
Client assets under advisement	1,222	708	73%
Total assets	$3,053	$2,304	33%
LSV:
Equity and fixed-income programs (B)	$88,059	$104,517	(16)%
Total:
Equity and fixed-income programs (C)	$259,238	$268,199	(3)%
Collective trust fund programs	56,045	47,410	18%
Liquidity funds	9,992	12,140	(18)%
Total assets under management	$325,275	$327,749	(1)%
Client assets under advisement	4,982	4,202	19%
Client assets under administration (D)	679,226	594,163	14%
Total assets under management, advisement and administration	$1,009,483	$926,114	9%

(A)
Average client assets under administration in the Investment Managers segment for the three months ended March 31, 2020 include $49.8 billion that are at fee levels below our normal full service assets.

(B)
Equity and fixed-income programs include assets managed by LSV in which fees are based on performance only. The average value of these assets for the three months ended March 31, 2020 was $1.9 billion.

(C)	Equity and fixed-income programs include $7.0 billion of average assets invested in various asset allocation funds for the three months ended March 31, 2020.

(D)
In addition to the numbers presented, SEI also administers an additional $11.5 billion of average assets in Funds of Funds assets for the three months ended March 31, 2020 on which SEI does not earn an administration fee.

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

Business Segments
Revenues, Expenses and Operating Profit (Loss) for our business segments for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 were as follows:

	Three Months Ended March 31,		Percent Change
	2020	2019
Private Banks:
Revenues	$113,221	$118,259	(4)%
Expenses	110,653	110,962	—%
Operating Profit	$2,568	$7,297	(65)%
Operating Margin	2%	6%
Investment Advisors:
Revenues	$102,321	$94,761	8%
Expenses	52,432	52,502	—%
Operating Profit	$49,889	$42,259	18%
Operating Margin	49%	45%
Institutional Investors:
Revenues	$79,203	$80,113	(1)%
Expenses	38,267	38,754	(1)%
Operating Profit	$40,936	$41,359	(1)%
Operating Margin	52%	52%
Investment Managers:
Revenues	$116,629	$104,649	11%
Expenses	74,289	69,066	8%
Operating Profit	$42,340	$35,583	19%
Operating Margin	36%	34%
Investments in New Businesses:
Revenues	$3,388	$3,038	12%
Expenses	10,910	5,940	84%
Operating Loss	$(7,522)	$(2,902)	NM
For additional information pertaining to our business segments, see Note 9 to the Consolidated Financial Statements.

Private Banks

	Three Months Ended March 31,		Percent Change
	2020	2019
Revenues:
Information processing and software servicing fees	$79,633	$84,302	(6)%
Asset management, administration & distribution fees	33,588	33,957	(1)%
Total revenues	$113,221	$118,259	(4)%
Revenues decreased $5.0 million, or 4%, in the three month period and were primarily affected by:

•	Decreased investment processing fees from the loss of clients offset by new client conversions and growth from existing clients; and

•	Decreased investment management fees from existing international clients due to negative cash flows and market volatility during March 2020.
Operating margins decreased to 2% compared to 6% in the three month period. Operating income decreased by $4.7 million, or 65%, in the three month period and was primarily affected by:

•	A decrease in revenues; and

•	Increased costs, mainly personnel and consulting costs, related to maintenance, support and client migrations to SWP.

Investment Advisors

	Three Months Ended March 31,		Percent Change
	2020	2019
Revenues:
Investment management fees-SEI fund programs	$70,180	$66,623	5%
Separately managed account fees	27,420	23,838	15%
Other fees	4,721	4,300	10%
Total revenues	$102,321	$94,761	8%
Revenues increased $7.6 million, or 8% in the three month period and were primarily affected by:

•	Increased investment management fees from market appreciation during 2019 and early 2020; and

•	Increased separately managed account program fees from positive cash flows into SEI’s strategist programs; partially offset by

•
The impact to investment management fees from the market volatility during March 2020, negative cash flows and a decrease in average basis points earned on assets due to client-directed shifts into liquidity products and SEI's ETF program.

Operating margin increased to 49% compared to 45% in the three month period. Operating income increased $7.6 million, or 18%, in the three month period and was primarily affected by:

•	An increase in revenues;

•	Decreased costs, mainly personnel and consulting costs, related to maintenance, support and client migrations to SWP; and

•	Decreased costs associated with accounts formerly processed on TRUST 3000® due to client migrations to SWP; partially offset by

•	Increased direct expenses associated with increased assets into our investment products.

Institutional Investors
Revenues decreased $900 thousand, or 1%, in the three month period and were primarily affected by:

•	Defined benefit client losses, mainly resulting from acquisitions and plan curtailments; and

•	The impact to investment management fees from negative markets during March 2020; partially offset by

•	Asset funding from new sales of our investment management platforms; and

•	Increased investment management fees from market appreciation during 2019 and early 2020.
Operating margin remained at 52% in the three month period. Operating income decreased slightly in the three month period and was primarily affected by:

•	A decrease in revenues; partially offset by

•	Decreased direct expenses associated with investment management fees.

Investment Managers
Revenues increased $12.0 million, or 11%, in the three month period and were primarily affected by:

•	Positive cash flows into alternative, traditional and separately managed account offerings from new and existing clients; partially offset by

•	The impact of negative markets during March 2020 to assets under administration; and

•	Client losses and fund closures.
Operating margin increased to 36% compared to 34% in the three month period. Operating income increased $6.8 million, or 19%, in the three month period and was primarily affected by:

•	An increase in revenues; partially offset by

•	Increased costs associated with new business, primarily personnel expenses and third-party vendor costs; and

•	Increased non-capitalized investment spending, mainly consulting costs.

Other
Corporate overhead expenses
Corporate overhead expenses primarily consist of general and administrative expenses and other costs not directly attributable to a reportable business segment. Corporate overhead expenses were $18.0 million and $20.0 million in the three months ended March 31, 2020 and 2019, respectively. The decrease in corporate overhead expenses is primarily due to a decrease in non-recurring personnel-related costs.
Other income and expense
Other income and expense items on the accompanying Consolidated Statements of Operations consists of:

	Three Months Ended March 31,
	2020	2019
Net (loss) gain from investments	$(3,989)	$1,279
Interest and dividend income	3,203	4,257
Interest expense	(152)	(157)
Equity in earnings of unconsolidated affiliate	29,907	37,317
Total other income and expense items, net	$28,969	$42,696
Net (loss) gain from investments
Net losses from investments in the three months ended March 31, 2020 were primarily due to unrealized losses recorded in current earnings related to LSV-sponsored investment funds and Company-sponsored mutual funds from the market volatility in March 2020 (See Note 5).
Interest and dividend income
Interest and dividend income is earned based upon the amount of cash that is invested daily. The decrease in interest and dividend income in the three months ended March 31, 2020 was due to an overall decline in interest rates.

Equity in earnings of unconsolidated affiliate
Equity in earnings of unconsolidated affiliate reflects our less than 50% ownership in LSV. As of March 31, 2020, our total partnership interest in LSV was 38.9%. The table below presents the revenues and net income of LSV and our proportionate share in LSV's earnings.

	Three Months Ended March 31,		Percent Change
	2020	2019
Revenues of LSV	$99,996	$120,915	(17)%
Net income of LSV	76,897	95,948	(20)%

SEI's proportionate share in earnings of LSV	$29,907	$37,317	(20)%
The decline in our earnings from LSV in the three months ended March 31, 2020 was due to lower assets under management from negative cash flows from existing clients, the market volatility during March 2020 and client losses. Average assets under management by LSV decreased $16.4 billion to $88.1 billion during the three months ended March 31, 2020 as compared to $104.5 billion during the three months ended March 31, 2019, a decrease of 16%.
Income Taxes
Our effective income tax rates for the three months ended March 31, 2020 and 2019 differs from the federal income tax statutory rate due to the following:

	Three Months Ended March 31,
	2020	2019
Statutory rate	21.0%	21.0%
State taxes, net of federal tax benefit	3.1	2.6
Foreign tax expense and tax rate differential	(0.1)	(0.1)
Tax benefit from stock option exercises	(2.2)	(1.1)
Other, net	(0.3)	(0.3)
	21.5%	22.1%
The decrease in our effective tax rate for the three months ended March 31, 2020 was primarily due to increased tax benefits due to a higher volume of stock option exercise activity as compared to the prior year period.
Stock-Based Compensation
We recognized $6.9 million and $5.0 million in stock-based compensation expense during the three months ended March 31, 2020 and 2019, respectively. The amount of stock-based compensation expense we recognize is based upon our estimate of when financial vesting targets may be achieved. Any change in our estimate could result in the amount of stock-based compensation expense to be accelerated, spread out over a longer period, or reversed. This may cause volatility in the recognition of stock-based compensation expense in future periods and could materially affect our earnings.
Fair Value Measurements
The fair value of our financial assets and liabilities, except for the investment funds sponsored by LSV, is determined in accordance with the fair value hierarchy. The fair value of the investment funds sponsored by LSV is measured using the net asset value per share (NAV) as a practical expedient. The fair value of all other financial assets are determined using Level 1 or Level 2 inputs and consist mainly of investments in equity or fixed-income mutual funds that are quoted daily and Government National Mortgage Association (GNMA) and other U.S. government agency securities that are single issuer pools that are valued based on current market data of similar assets. The Company's Level 3 financial liabilities at March 31, 2020 and December 31, 2019 consist entirely of the estimated contingent consideration resulting from an acquisition (See Note 12 to the Consolidated Financial Statements). We did not have any other financial liabilities at March 31, 2020 or December 31, 2019 that were required to be measured at fair value on a recurring basis (See Note 4 to the Consolidated Financial Statements).

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
Liquidity and Capital Resources

	Three Months Ended March 31,
	2020	2019
Net cash provided by operating activities	$98,972	$59,899
Net cash used in investing activities	(17,352)	(15,726)
Net cash used in financing activities	(165,050)	(132,644)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(11,146)	3,272
Net decrease in cash, cash equivalents and restricted cash	(94,576)	(85,199)
Cash, cash equivalents and restricted cash, beginning of period	844,547	758,039
Cash, cash equivalents and restricted cash, end of period	$749,971	$672,840
Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing. At March 31, 2020, our unused sources of liquidity consisted of cash and cash equivalents and the amount available under our credit facility.
Our credit facility provides for borrowings of up to $300.0 million and is scheduled to expire in June 2021 (See Note 6 to the Consolidated Financial Statements). As of April 17, 2020, we had outstanding letters of credit of $11.6 million which reduced our amount available under the credit facility to $288.4 million. These letters of credit were primarily issued for the expansion of our corporate headquarters and are due to expire in late 2020.
The availability of the credit facility is subject to compliance with certain covenants set forth in the agreement. The credit facility contains covenants which restrict our ability to engage in mergers, consolidations, asset sales, investments, transactions with affiliates other than wholly-owned subsidiaries, or to incur liens or other indebtedness including contingent obligations or guarantees, as defined in the agreement. In the event of a default under the credit facility, we would also be restricted from paying dividends on, or repurchasing, our common stock. Currently, our ability to borrow from the credit facility is not limited by any covenant of the agreement. Our credit facility is provided through Wells Fargo Bank, National Association, and a syndicate of other well-established financial institutions. As of April 17, 2020, we are not aware of any issues related to the ability of the lenders to honor the borrowing terms in our credit facility agreement.
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
The majority of our excess cash reserves are primarily placed in accounts located in the United States that invest entirely in SEI-sponsored money market mutual funds denominated in the U.S. dollar. We also utilize demand deposit accounts or money market accounts at several well-established financial institutions located in the United States. Accounts used to manage these excess cash reserves do not impose any restrictions or limitations that would prevent us from being able to access such cash amounts immediately. As of April 17, 2020, the amount of cash and cash equivalents considered free and immediately accessible for other general corporate purposes was $354.5 million.
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
Cash flows from operations increased $39.1 million in the first three months of 2020 compared to the first three months of 2019 primarily from higher distribution payments received from our unconsolidated affiliate, LSV, and the positive impact from the change in our working capital accounts.
Net cash used in investing activities includes:
•Purchases, sales and maturities of marketable securities. Our purchases, sales and maturities of marketable securities in the first three months of 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019
Purchases	$(29,407)	$(43,672)
Sales and maturities	37,687	45,200
Net investing activities from marketable securities	$8,280	$1,528

•
The capitalization of costs incurred in developing computer software. We capitalized $6.5 million of software development costs in the first three months of 2020 as compared to $9.9 million in the first three months of 2019. The majority of our software development costs are related to significant enhancements for the expanded functionality of the SEI Wealth Platform.

•
Capital expenditures. Our capital expenditures in the first three months of 2020 were $20.7 million as compared to $7.3 million in the first three months of 2019. Our expenditures in 2020 and 2019 primarily include purchased software, equipment for our data center operations and the expansion of our corporate headquarters which is scheduled to be completed during the fourth quarter 2020. Total expenditures related to the expansion for the remainder of 2020 are expected to be approximately $15.1 million. Prolonged work restrictions due to the COVID-19 virus outbreak may delay the planned completion date.

Net cash used in financing activities includes:

•
The repurchase of our common stock. Our Board of Directors has authorized the repurchase of our common stock through multiple authorizations. Currently, there is no expiration date for our common stock repurchase program. We had total capital outlays of $130.6 million during the first three months of 2020 and $90.8 million during the first three months of 2019 for the repurchase of our common stock.

•
Proceeds from the issuance of our common stock. We received $18.6 million in proceeds from the issuance of our common stock during the first three months of 2020 as compared to $8.9 million during the first three months of 2019. The increase in proceeds is primarily attributable to a higher level of stock option exercise activity.

•	Dividend payments. Cash dividends paid were $52.5 million in the first three months of 2020 as compared to $50.8 million in the first three months of 2019.
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
Among the risks and uncertainties which may affect our future operations, strategies, financial results or other developments are those risks described in our latest Annual Report on Form 10-K in Part I, Item 1A. These risks include the following:

•	changes in capital markets that may affect our revenues and earnings;

•	product development risk;

•	risk of failure by a third-party service provider;

•	data and cyber security risks;

•	operational risks associated with the processing of investment transactions;

•	systems and technology risks;

•	pricing pressure from increased competition, disruptive technology and poor investment performance;

•	the affect on our earnings and cashflows from the performance of LSV Asset Management;

•	third party pricing services for the valuation of securities invested in our investment products;

•	external factors affecting the fiduciary management market;

•	the affect of extensive governmental regulation;

•	litigation and regulatory examinations and investigations;

•	our ability to capture the expected value from acquisitions, divestitures, joint ventures, minority stakes or strategic alliances;

•	increased costs and regulatory risks from the growth of our business;

•	fiduciary or other legal liability for client losses from our investment management operations;

•	consolidation within our target markets;

•	our ability to receive dividends or other payments in needed amounts from our subsidiaries;

•	the exit by the United Kingdom from the European Union;

•	third party approval of our investment products with advisors affiliated with independent broker-dealers or other networks;

•	the effectiveness of our business, risk management and business continuity strategies, models and processes;

•	financial and non-financial covenants which may restrict our ability to manage liquidity needs;

•	changes in, or interpretation of, accounting principles or tax rules and regulations;

•	fluctuations in foreign currency exchange rates;

•	fluctuations in interest rates affecting the value of our fixed-income investment securities;

•	our ability to hire and retain qualified employees;

•	the competence and integrity of our employees and third-parties;

•	stockholder activism efforts;

•	retention of executive officers and senior management personnel; and

•	unforeseen or catastrophic events, including the emergence of pandemic, terrorist attacks, extreme weather events or other natural disasters.
We conduct our operations through many regulated wholly-owned subsidiaries. These subsidiaries are:

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Information required by this item is set forth under the captions "Our revenues and earnings are affected by changes in capital markets" and "Changes in interest rates may affect the value of our fixed-income investment securities" in Item 1A "Risk Factors" and under the caption "Sensitivity of our revenues and earnings to capital market fluctuations and client portfolio strategy" in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes to this information as it is disclosed in our Annual Report on Form 10-K for 2019.

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
(b) Change in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
With respect to the Lillie proceeding, on July 9, 2019, the District Court issued an order granting SEI’s Summary Judgment Motion to dismiss the remaining Section 714(B) claim and denying Plaintiffs’ Motion for Continuance of SEI and SPTC’s Motion for Summary Judgment pursuant to Rule 56(d). On July 17, 2019, Plaintiffs filed a Motion for Reconsideration and/or New Trial. The Court denied Plaintiffs’ Motion for Reconsideration and/or New Trial and entered a Final Judgment in favor of SEI and SPTC on August 15, 2019. On August 27, 2019, Plaintiffs-Appellants filed a Notice of Appeal to the United States Court of Appeals for the Fifth Circuit of the District Court's dismissal of the Lillie matter. On November 20, 2019, Plaintiffs-Appellants filed a Motion in Support of the Notice of Appeal. On January 17, 2020, SEI and SPTC timely filed their brief in opposition to the Plaintiffs-Appellants' motion for appeal. On February 7, 2020, Plaintiffs-Appellants filed their reply brief.
With respect to the Ahders proceeding, on July 16, 2019, SEI and SPTC filed a Motion for Summary Judgment pursuant to Rule 56(d) to have the remaining Section 714(B) claim dismissed. On January 24, 2020, the District Court issued an order granting SEI’s Summary Judgment Motion to dismiss the remaining Section 714(B) claim. On March 17, 2020, Plaintiffs-Appellants filed a Notice of Appeal to the United States Court of Appeals for the Fifth Circuit of the District Court's dismissal of the Ahders matter.

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
Although SEI believes its defenses against the plaintiff’s allegations were valid, the Company agreed to settle this matter in the very early stages of the litigation in order to avoid the high cost of protracted class-action litigation and internal distractions such cases bring. On March 3, 2020, the Court issued its Approval Order approving the settlement agreement. The financial impact of the settlement agreement is not material to the Company.
SS&C Advent Matter
On February 28, 2020, SEI Global Services, Inc. ("SGSI"), a wholly-owned subsidiary of the Company, filed a complaint under seal in the United States District Court for the Eastern District of Pennsylvania against SS&C Advent ("Advent") and SS&C Technologies Holdings, Inc. ("SS&C") alleging that SS&C and Advent breached the terms of the contract between the parties and asking the Court to hold SS&C and Advent to their bargained-for obligations (the "Advent Matter"). In addition to Breach of Contract, the complaint also includes counts for Declaratory Judgment, Tortious Interference with Existing and Prospective Contractual Relations, Violation of the New York General Business Law Section 349, Violations of Section 2 of the Sherman Antitrust Act, Promissory Estoppel and Breach of the Covenant of Good Faith and Fair Dealing. SGSI seeks various forms of relief, including declaratory judgment, specific performance under the contract, and monetary damages, including treble damages and attorney’s fees. Additionally, on February 28, 2020, SGSI filed a related Motion to File Complaint Under Seal (the "Under Seal Motion") requesting that the Advent Matter complaint be maintained under seal and not a matter of public record.
On March 3, 2020, prior to any motions being filed by any of the parties, the Court denied SGSI’s Under Seal Motion. The complaint became a matter of public record on April 15, 2020.
SEI does not believe that it will have to change providers under the current terms of its contract with SS&C or Advent and that the process of litigating its rights under this contract may be a multi-year process. Consequently, SEI does not believe that the Advent Matter will create any consequence to the services it provides to its clients in the near term. SEI believes that it has alternatives available to it that will enable it to continue to provide currently provided services to its clients in all material respects in the unlikely event that there ultimately is a negative outcome in the Advent Matter.
SEI believes it has a strong basis for proving the actions it alleges in the Advent Matter and looks forward to the opportunity to assert its rights under contract. SEI expects the financial impact of litigating the Advent Matter to be immaterial.

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

Item 1A.     Risk Factors.
Information regarding risk factors appears in Part I – Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for 2019.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

(e)
Our Board of Directors has authorized the repurchase of up to $0.004 billion worth of our common stock through multiple authorizations. Currently, there is no expiration date for our common stock repurchase program. On March 18, 2020, our Board of Directors approved an increase in the stock repurchase program by an additional $250 million.

Information regarding the repurchase of common stock during the three months ended March 31, 2020 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 2020	—	$—	—	$117,530,000
February 2020	781,000	64.55	781,000	67,123,000
March 2020	1,652,000	46.62	1,652,000	240,097,000
Total	2,433,000	$52.37	2,433,000

Item 6.    Exhibits.
The following is a list of exhibits filed as part of the Form 10-Q.

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32	Section 1350 Certifications.

99.1	Press release dated April 23, 2020 of SEI Investments Company related to the Company's financial and operating results for the first quarter ended March 31, 2020.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEI INVESTMENTS COMPANY

Date:	April 28, 2020	By:	/s/ Dennis J. McGonigle
Dennis J. McGonigle
Chief Financial Officer