Form 10-Q
period 2020-06-30
SEI INVESTMENTS CO
filed 2020-07-28
CIK 350894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q
________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, as of the close of business on July 23, 2020:

Common Stock, $0.01 par value	146,501,594

SEI INVESTMENTS COMPANY

PART I.  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

SEI Investments Company
Consolidated Balance Sheets
(unaudited)
(In thousands, except par value)

	June 30, 2020	December 31, 2019
Assets
Current Assets:
Cash and cash equivalents	$758,276	$841,446
Restricted cash	3,101	3,101
Receivables from investment products	49,873	54,165
Receivables, net of allowance for doubtful accounts of $1,079 and $1,201	351,614	340,358
Securities owned	35,030	33,486
Other current assets	35,005	32,289
Total Current Assets	1,232,899	1,304,845
Property and Equipment, net of accumulated depreciation of $367,677 and $353,453	182,273	160,859
Operating Lease Right-of-Use Assets	39,076	42,789
Capitalized Software, net of accumulated amortization of $466,937 and $442,677	284,341	296,068
Available for Sale and Equity Securities	105,361	116,917
Investments in Affiliated Funds, at fair value	4,749	5,988
Investment in Unconsolidated Affiliate	41,094	67,413
Goodwill	64,489	64,489
Intangible Assets, net of accumulated amortization of $10,615 and $8,773	26,145	27,987
Deferred Contract Costs	33,108	30,991
Deferred Income Taxes	2,343	2,822
Other Assets, net	37,722	30,202
Total Assets	$2,053,600	$2,151,370
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Balance Sheets
(unaudited)
(In thousands, except par value)

	June 30, 2020	December 31, 2019
Liabilities and Equity
Current Liabilities:
Accounts payable	$10,780	$4,423
Accrued liabilities	210,711	272,801
Current portion of long-term operating lease liabilities	8,285	9,156
Deferred revenue	6,349	7,185
Total Current Liabilities	236,125	293,565
Long-term Income Taxes Payable	803	803
Deferred Income Taxes	50,219	55,722
Long-term Operating Lease Liabilities	35,224	38,450
Other Long-term Liabilities	22,604	24,052
Total Liabilities	344,975	412,592
Commitments and Contingencies
Shareholders' Equity:
Common stock, $0.01 par value, 750,000 shares authorized; 146,445 and 149,745 shares issued and outstanding	1,464	1,497
Capital in excess of par value	1,174,411	1,158,900
Retained earnings	566,929	601,885
Accumulated other comprehensive loss, net	(34,179)	(23,504)
Total Shareholders' Equity	1,708,625	1,738,778
Total Liabilities and Shareholders' Equity	$2,053,600	$2,151,370
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Statements of Operations
(unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Asset management, administration and distribution fees	$320,577	$324,925	$652,430	$638,869
Information processing and software servicing fees	80,069	84,661	162,978	171,537
Total revenues	400,646	409,586	815,408	810,406
Expenses:
Subadvisory, distribution and other asset management costs	44,182	46,177	89,519	89,982
Software royalties and other information processing costs	7,389	7,393	14,836	15,521
Compensation, benefits and other personnel	125,331	125,999	256,812	256,334
Stock-based compensation	7,062	5,064	13,991	10,102
Consulting, outsourcing and professional fees	57,111	45,330	110,401	95,536
Data processing and computer related	24,506	22,184	47,210	43,176
Facilities, supplies and other costs	13,973	17,100	30,769	35,845
Amortization	13,140	12,781	26,217	25,460
Depreciation	7,640	7,422	15,113	14,753
Total expenses	300,334	289,450	604,868	586,709
Income from operations	100,312	120,136	210,540	223,697
Net gain (loss) from investments	1,903	231	(2,086)	1,510
Interest and dividend income	1,370	4,313	4,573	8,570
Interest expense	(151)	(166)	(303)	(323)
Equity in earnings of unconsolidated affiliate	28,276	37,832	58,183	75,149
Income before income taxes	131,710	162,346	270,907	308,603
Income taxes	30,644	35,806	60,599	68,082
Net income	$101,066	$126,540	$210,308	$240,521
Basic earnings per common share	$0.69	$0.83	$1.42	$1.58
Shares used to compute basic earnings per share	147,478	151,863	148,473	152,587
Diluted earnings per common share	$0.68	$0.82	$1.39	$1.54
Shares used to compute diluted earnings per share	149,598	155,165	150,983	155,853
Dividends declared per common share	$0.35	$0.33	$0.35	$0.33
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Statements of Comprehensive Income
(unaudited)
(In thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
Net income		$101,066		$126,540		$210,308		$240,521
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments		940		(2,877)		(12,136)		520
Unrealized gain on investments:
Unrealized gains during the period, net of income taxes of $(33), $(230), $(372) and $(470)	113		765		1,244		1,562
Reclassification adjustment for losses realized in net income, net of income taxes of $(35), $(26), $(63) and $(50)	116	229	92	857	217	1,461	178	1,740
Total other comprehensive income (loss), net of tax		1,169		(2,020)		(10,675)		2,260
Comprehensive income		$102,235		$124,520		$199,633		$242,781
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Statements of Changes in Equity
(unaudited)
(In thousands)

	Shares of Common Stock	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	For the Three Months Ended June 30, 2020
Balance, April 1, 2020	147,903	$1,479	$1,170,649	$597,486	$(35,348)	$1,734,266
Net income	—	—	—	101,066	—	101,066
Other comprehensive income	—	—	—	—	1,169	1,169
Purchase and retirement of common stock	(1,642)	(16)	(9,293)	(80,161)	—	(89,470)
Issuance of common stock under employee stock purchase plan	26	—	1,142	—	—	1,142
Issuance of common stock upon exercise of stock options	158	1	4,851	—	—	4,852
Stock-based compensation	—	—	7,062	—	—	7,062
Dividends declared ($0.35 per share)	—	—	—	(51,462)	—	(51,462)
Balance, June 30, 2020	146,445	$1,464	$1,174,411	$566,929	$(34,179)	$1,708,625

	Shares of Common Stock	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	For the Three Months Ended June 30, 2019
Balance, April 1, 2019	152,276	$1,523	$1,111,366	$552,381	$(28,720)	$1,636,550
Net income	—	—	—	126,540	—	126,540
Other comprehensive loss	—	—	—	—	(2,020)	(2,020)
Purchase and retirement of common stock	(1,825)	(18)	(9,737)	(87,273)	—	(97,028)
Issuance of common stock under employee stock purchase plan	24	—	1,071	—	—	1,071
Issuance of common stock upon exercise of stock options	480	4	14,304	—	—	14,308
Stock-based compensation	—	—	5,064	—	—	5,064
Dividends declared ($0.33 per share)	—	—	—	(49,984)	—	(49,984)
Balance, June 30, 2019	150,955	$1,509	$1,122,068	$541,664	$(30,740)	$1,634,501
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Statements of Changes in Equity
(unaudited)
(In thousands)

	Shares of Common Stock	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	For the Six Months Ended June 30, 2020
Balance, January 1, 2020	149,745	$1,497	$1,158,900	$601,885	$(23,504)	$1,738,778
Net income	—	—	—	210,308	—	210,308
Other comprehensive loss	—	—	—	—	(10,675)	(10,675)
Purchase and retirement of common stock	(4,075)	(40)	(23,060)	(193,802)	—	(216,902)
Issuance of common stock under employee stock purchase plan	47	—	2,248	—	—	2,248
Issuance of common stock upon exercise of stock options	728	7	22,332	—	—	22,339
Stock-based compensation	—	—	13,991	—	—	13,991
Dividends declared ($0.35 per share)	—	—	—	(51,462)	—	(51,462)
Balance, June 30, 2020	146,445	$1,464	$1,174,411	$566,929	$(34,179)	$1,708,625

	Shares of Common Stock	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	For the Six Months Ended June 30, 2019
Balance, January 1, 2019	153,634	$1,536	$1,106,641	$517,970	$(33,000)	$1,593,147
Net income	—	—	—	240,521	—	240,521
Other comprehensive income	—	—	—	—	2,260	2,260
Purchase and retirement of common stock	(3,550)	(35)	(18,939)	(166,843)	—	(185,817)
Issuance of common stock under employee stock purchase plan	56	—	2,393	—	—	2,393
Issuance of common stock upon exercise of stock options	815	8	21,871	—	—	21,879
Stock-based compensation	—	—	10,102	—	—	10,102
Dividends declared ($0.33 per share)	—	—	—	(49,984)	—	(49,984)
Balance, June 30, 2019	150,955	$1,509	$1,122,068	$541,664	$(30,740)	$1,634,501
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Condensed Statements of Cash Flows
(unaudited)
(In thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$210,308	$240,521
Adjustments to reconcile net income to net cash provided by operating activities (See Note 1)	53,824	(22,876)
Net cash provided by operating activities	264,132	217,645
Cash flows from investing activities:
Additions to property and equipment	(34,442)	(18,239)
Additions to capitalized software	(12,533)	(19,188)
Purchases of marketable securities	(60,764)	(77,891)
Prepayments and maturities of marketable securities	71,782	85,012
Sales of marketable securities	64	—
Other investing activities	(1,500)	—
Net cash used in investing activities	(37,393)	(30,306)
Cash flows from financing activities:
Payment of contingent consideration	(633)	—
Purchase and retirement of common stock	(219,404)	(183,396)
Proceeds from issuance of common stock	24,587	24,272
Payment of dividends	(103,914)	(100,745)
Net cash used in financing activities	(299,364)	(259,869)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(10,545)	277
Net decrease in cash, cash equivalents and restricted cash	(83,170)	(72,253)
Cash, cash equivalents and restricted cash, beginning of period	844,547	758,039
Cash, cash equivalents and restricted cash, end of period	$761,377	$685,786

Non-cash operating activities:
Operating lease right-of-use assets and net lease liabilities recorded upon adoption of ASC 842	$—	$44,169
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
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain financial information and accompanying note disclosure normally included in the Company’s Annual Report on Form 10-K have been condensed or omitted. The interim financial information is unaudited but reflects all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position of the Company as of June 30, 2020, the results of operations for the three and six months ended June 30, 2020 and 2019, and cash flows for the six-months ended June 30, 2020 and 2019. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
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
In accordance with ASC 326, the Company evaluated its receivable balances for credit risk based upon the source of revenue, its ability to collect fees directly from investment products or directly from assets in the client's account, a review of actual historical credit losses, and the potential for expected credit loss from its current client base. The Company has no meaningful historical credit loss data and a very limited amount of losses pertaining directly to a client's inability to satisfy its receivable balance even during periods of economic distress. The credit loss reserve recognized by the Company through the implementation of ASC 326 during the six months ended June 30, 2020 was immaterial.
The Company also adopted the requirements of ASU 2017-04, Simplifying the Test for Goodwill Impairment (ASU 2017-04) on January 1, 2020. The adoption of ASU 2017-04 did not have a material impact on the Company's consolidated financial statements and related disclosures.
With the exception of the adoption of ASC 326 and ASU 2017-04, there have been no other significant changes in significant accounting policies during the six months ended June 30, 2020 as compared to the significant accounting policies described in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

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
The Company is a party to expense limitation agreements with certain SEI-sponsored money market funds subject to Rule 2a-7 of the Investment Company Act of 1940 which establish a maximum level of ordinary operating expenses incurred by the fund in any fiscal year including, but not limited to, fees of the administrator or its affiliates. Under the terms of these agreements, the Company waived $9,714 and $6,796 in fees during the three months ended June 30, 2020 and 2019, respectively. During the six months ended June 30, 2020 and 2019, the Company waived $16,355 and $14,701, respectively, in fees.
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
Cash and Cash Equivalents
Cash and cash equivalents includes $335,676 and $414,581 at June 30, 2020 and December 31, 2019, respectively, primarily invested in SEI-sponsored open-ended money market mutual funds.
Restricted Cash
Restricted cash includes $3,000 at June 30, 2020 and December 31, 2019 segregated for regulatory purposes related to trade-execution services conducted by SEI Investments (Europe) Limited. Restricted cash also includes $101 at June 30, 2020 and December 31, 2019 segregated in special reserve accounts for the benefit of customers of the Company’s broker-dealer subsidiary, SEI Investments Distribution Co. (SIDCO), in accordance with certain rules established by the Securities and Exchange Commission (SEC) for broker-dealers.
Capitalized Software
The Company capitalized $12,533 and $19,188 of software development costs during the six months ended June 30, 2020 and 2019, respectively. The Company's software development costs primarily relate to significant enhancements to the SEI Wealth PlatformSM (SWP). The Company capitalized $11,785 and $18,693 of software development costs for significant enhancements to SWP during the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, the net book value of SWP was $269,582. The net book value includes $60,504 of capitalized software development costs in-progress associated with future releases of SWP. Capitalized software development costs in-progress associated with future releases of SWP were $55,332 as of December 31, 2019. SWP has a weighted average remaining life of 8.4 years. Amortization expense for SWP was $21,656 and $20,900 during the six months ended June 30, 2020 and 2019, respectively.

Earnings per Share
The calculations of basic and diluted earnings per share for the three and six months ended June 30, 2020 and 2019 are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$101,066	$126,540	$210,308	$240,521
Shares used to compute basic earnings per common share	147,478,000	151,863,000	148,473,000	152,587,000
Dilutive effect of stock options	2,120,000	3,302,000	2,510,000	3,266,000
Shares used to compute diluted earnings per common share	149,598,000	155,165,000	150,983,000	155,853,000
Basic earnings per common share	$0.69	$0.83	$1.42	$1.58
Diluted earnings per common share	$0.68	$0.82	$1.39	$1.54
During the three months ended June 30, 2020 and 2019, employee stock options to purchase 8,154,000 and 6,244,000 shares of common stock with an average exercise price of $58.26 and $54.79, respectively, were outstanding but not included in the computation of diluted earnings per common share. During the six months ended June 30, 2020 and 2019, employee stock options to purchase 7,781,000 and 6,284,000 shares of common stock with an average exercise price of $58.50 and $54.80, respectively, were outstanding but not included in the computation of diluted earnings per common share. These options for the three and six month periods were not included in the computation of diluted earnings per common share because either the performance conditions have not been satisfied or would not have been satisfied if the reporting date was the end of the contingency period or the options' exercise price was greater than the average market price of the Company’s common stock and the effect on diluted earnings per common share would have been anti-dilutive.
New Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (FASB) issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12). The standard removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for the Company beginning in the first quarter of 2021. The Company is currently evaluating the impact of adopting ASU 2019-12 on its consolidated financial statements and related disclosures.
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
The following table provides the details of the adjustments to reconcile net income to net cash provided by operating activities for the six months ended June 30:

	2020	2019
Net income	$210,308	$240,521
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,113	14,753
Amortization	26,217	25,460
Equity in earnings of unconsolidated affiliate	(58,183)	(75,149)
Distributions received from unconsolidated affiliate	84,502	77,288
Stock-based compensation	13,991	10,102
Provision for losses on receivables	(122)	383
Deferred income tax expense	(5,459)	(2,050)
Net loss (gain) from investments	2,086	(1,510)
Change in other long-term liabilities	(1,448)	1,129
Change in other assets	(6,135)	249
Contract costs capitalized, net of amortization	(2,117)	(1,125)
Other	(1,217)	122
Change in current assets and liabilities
(Increase) decrease in
Receivables from investment products	4,292	(2,538)
Receivables	(11,134)	(20,192)
Other current assets	(2,716)	3,708
(Decrease) increase in
Accounts payable	6,357	(5,426)
Accrued liabilities	(9,367)	(47,631)
Deferred revenue	(836)	(449)
Total adjustments	53,824	(22,876)
Net cash provided by operating activities	$264,132	$217,645

Note 2. Investment in Unconsolidated Affiliate
LSV Asset Management
The Company has an investment in LSV Asset Management (LSV), a registered investment advisor that provides investment advisory services primarily to institutions, including pension plans and investment companies. LSV is currently an investment sub-advisor for a limited number of SEI-sponsored investment products. The Company's partnership interest in LSV as of June 30, 2020 was 38.8%. The Company accounts for its interest in LSV using the equity method because of its less than 50% ownership. The Company’s interest in the net assets of LSV is reflected in Investment in unconsolidated affiliate on the accompanying Consolidated Balance Sheets and its interest in the earnings of LSV is reflected in Equity in earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Operations.
At June 30, 2020, the Company’s total investment in LSV was $41,094. The Company receives partnership distributions from LSV on a quarterly basis. The Company received partnership distributions from LSV of $84,502 and $77,288 in the six months ended June 30, 2020 and 2019, respectively. As such, the Company considers these distribution payments as returns on investment rather than returns of the Company's original investment in LSV and has therefore classified the associated cash inflows as an operating activity on the Consolidated Statements of Cash Flows.

The Company’s proportionate share in the earnings of LSV was $28,276 and $37,832 during the three months ended June 30, 2020 and 2019, respectively. During the six months ended June 30, 2020 and 2019, the Company's proportionate share in the earnings of LSV was $58,183 and $75,149, respectively.
These tables contain condensed financial information of LSV:

Condensed Statement of Operations	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$94,648	$123,017	$194,644	$243,932
Net income	72,847	97,271	149,744	193,219

Condensed Balance Sheets	June 30, 2020	December 31, 2019
Current assets	$114,909	$144,547
Non-current assets	4,625	5,048
Total assets	$119,534	$149,595

Current liabilities	$55,851	$46,828
Non-current liabilities	4,980	5,326
Partners’ capital	58,703	97,441
Total liabilities and partners’ capital	$119,534	$149,595
On April 1, 2020, LSV provided an interest in the partnership to select key employees which reduced the ownership percentage of each existing partner on a pro-rata basis. As a result, the Company's total partnership interest in LSV was reduced slightly to approximately 38.8% from approximately 38.9%.

Note 3. Composition of Certain Financial Statement Captions
Receivables
Receivables on the accompanying Consolidated Balance Sheets consist of:

	June 30, 2020	December 31, 2019
Trade receivables	$89,183	$86,043
Fees earned, not billed	252,541	240,239
Other receivables	10,969	15,277
	352,693	341,559
Less: Allowance for doubtful accounts	(1,079)	(1,201)
	$351,614	$340,358
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

Property and Equipment
Property and Equipment on the accompanying Consolidated Balance Sheets consists of:

	June 30, 2020	December 31, 2019
Buildings	$162,999	$162,882
Equipment	137,698	123,945
Land	10,830	10,830
Purchased software	145,816	143,705
Furniture and fixtures	20,032	18,835
Leasehold improvements	20,109	20,700
Construction in progress	52,466	33,415
	549,950	514,312
Less: Accumulated depreciation	(367,677)	(353,453)
Property and Equipment, net	$182,273	$160,859
The Company recognized $15,113 and $14,753 in depreciation expense related to property and equipment for the six months ended June 30, 2020 and 2019, respectively.
Deferred Contract Costs
Deferred contract costs, which primarily consist of deferred sales commissions, were $33,108 and $30,991 as of June 30, 2020 and December 31, 2019, respectively. The Company deferred expenses related to contract costs of $1,752 and $1,950 during the three months ended June 30, 2020 and 2019, respectively. During the six months ended June 30, 2020 and 2019, the Company deferred expenses related to contract costs of $4,749 and $3,076, respectively. Amortization expense related to deferred contract costs were $2,632 and $1,951 during the six months ended June 30, 2020 and 2019, respectively, and are included in Compensation, benefits and other personnel on the accompanying Consolidated Statements of Operations. There was no impairment loss in relation to deferred contract costs during the six months ended June 30, 2020.
Accrued Liabilities
Accrued liabilities on the accompanying Consolidated Balance Sheets consist of:

	June 30, 2020	December 31, 2019
Accrued employee compensation	$50,858	$96,991
Accrued consulting, outsourcing and professional fees	35,750	28,610
Accrued sub-advisory, distribution and other asset management fees	47,797	46,245
Accrued dividend payable	—	52,452
Accrued income taxes	24,739	2,010
Other accrued liabilities	51,567	46,493
Total accrued liabilities	$210,711	$272,801

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
The pricing policies and procedures applied for our Level 1 and Level 2 financial assets during the six months ended June 30, 2020 were consistent with those as described in our Annual Report on Form 10-K at December 31, 2019. The Company had no Level 3 financial assets at June 30, 2020 or December 31, 2019 that were required to be measured at fair value on a recurring basis. The Company's Level 3 financial liabilities at June 30, 2020 and December 31, 2019 consist entirely of the estimated contingent consideration resulting from an acquisition (See Note 12). The fair value of the contingent consideration was determined using a Monte-Carlo simulation model. Key assumptions for the Monte-Carlo simulation model include expected revenues, expected volatility, risk-free rate and other factors. There were no transfers of financial assets between levels within the fair value hierarchy during the six months ended June 30, 2020.
The fair value of certain financial assets of the Company was determined using the following inputs:

		Fair Value Measurements at the End of the Reporting Period Using
Assets	June 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity securities	$11,194	$11,194	$—
Available-for-sale debt securities	94,167	—	94,167
Fixed-income securities owned	35,030	—	35,030
Investment funds sponsored by LSV (1)	4,749
	$145,140	$11,194	$129,197

		Fair Value Measurements at the End of the Reporting Period Using
Assets	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity securities	$12,119	$12,119	$—
Available-for-sale debt securities	104,798	—	104,798
Fixed-income securities owned	33,486	—	33,486
Investment funds sponsored by LSV (1)	5,988
	$156,391	$12,119	$138,284
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
Cash Equivalents
The Company's investments in money market funds and commercial paper classified as cash equivalents had a fair value of $445,941 and $543,765 at June 30, 2020 and December 31, 2019, respectively. There were no material unrealized or realized gains or losses from these investments during the six months ended June 30, 2020 and 2019. The Company's investments in money market funds and commercial paper are Level 1 assets.
Available for Sale and Equity Securities
Available For Sale and Equity Securities on the accompanying Consolidated Balance Sheets consist of:

	At June 30, 2020
	Cost Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-sale debt securities	$91,666	$2,501	$—	$94,167
SEI-sponsored mutual funds	7,514	72	(594)	6,992
Equities and other mutual funds	3,600	602	—	4,202
	$102,780	$3,175	$(594)	$105,361

	At December 31, 2019
	Cost Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-sale debt securities	$104,193	$605	$—	$104,798
SEI-sponsored mutual funds	7,564	125	(39)	7,650
Equities and other mutual funds	3,637	832	—	4,469
	$115,394	$1,562	$(39)	$116,917
Net unrealized gains at June 30, 2020 of the Company's available-for-sale debt securities were $1,926 (net of income tax expense of $575). Net unrealized gains at December 31, 2019 of the Company's available-for-sale debt securities were $465 (net of income tax expense of $140). These net unrealized gains are reported as a separate component of Accumulated other comprehensive loss on the accompanying Consolidated Balance Sheets.
There were gross realized losses of $280 and $227 from available-for-sale debt securities during the six months ended June 30, 2020 and 2019, respectively. There were no gross realized gains from available-for-sale debt securities during the six months ended June 30, 2020 and 2019. Realized losses from available-for-sale debt securities, including amounts reclassified from accumulated comprehensive loss, are reflected in Net gain (loss) from investments on the accompanying Consolidated Statements of Operations.
There were gross realized gains of $196 and gross realized losses of $240 from mutual funds and equities during the six months ended June 30, 2020. During the six months ended June 30, 2019, there were gross realized gains of $56 and gross realized losses of $238 from mutual funds and equities. Gains and losses from mutual funds and equities are reflected in Net gain (loss) from investments on the accompanying Consolidated Statements of Operations.
Investments in Affiliated Funds
The Company has an investment in funds sponsored by LSV. The Company records this investment on the accompanying Consolidated Balance Sheets at fair value. Unrealized gains and losses from the change in fair value of these funds are recognized in Net gain (loss) from investments on the accompanying Consolidated Statements of Operations.
The investment primarily consists of U.S. dollar denominated funds that invest primarily in securities of Canadian, Australian and Japanese companies as well as various other global securities. The underlying securities held by the funds are translated into U.S. dollars within the funds. The funds had a fair value of $4,749 and $5,988 at June 30, 2020 and December 31, 2019, respectively. The Company recognized unrealized gains of $996 and $95 during the three months ended June 30, 2020 and 2019, respectively, from the change in fair value of the funds. The Company recognized unrealized losses of $1,239 and unrealized gains of $547 during the six months ended June 30, 2020 and 2019, respectively, from the change in fair value of the funds.

Securities Owned
The Company’s broker-dealer subsidiary, SIDCO, has investments in U.S. government agency securities with maturity dates less than one year. These investments are reflected as Securities owned on the accompanying Consolidated Balance Sheets. Due to specialized accounting practices applicable to investments by broker-dealers, the securities are reported at fair value and changes in fair value are recorded in current period earnings. The securities had a fair value of $35,030 and $33,486 at June 30, 2020 and December 31, 2019, respectively. There were no material net gains or losses related to the securities during the three and six months ended June 30, 2020 and 2019.

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
As of June 30, 2020, the Company had outstanding letters of credit of $11,553 under the Credit Facility. These letters of credit were issued primarily for the expansion of the Company's headquarters and are scheduled to expire during the remainder of 2020. The amount of the Credit Facility that is available for general corporate purposes as of June 30, 2020 was $288,447.
The Company was in compliance with all covenants of the Credit Facility during the six months ended June 30, 2020.

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

The Company recognized stock-based compensation expense in its Consolidated Financial Statements in the three and six months ended June 30, 2020 and 2019, respectively, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock-based compensation expense	$7,062	$5,064	$13,991	$10,102
Less: Deferred tax benefit	(1,318)	(971)	(2,703)	(1,917)
Stock-based compensation expense, net of tax	$5,744	$4,093	$11,288	$8,185
As of June 30, 2020, there was approximately $59,935 of unrecognized compensation cost remaining related to unvested employee stock options that management expects will vest and is being amortized.
The Company issues new common shares associated with the exercise of stock options. The total intrinsic value of options exercised during the six months ended June 30, 2020 was $22,672. The total options exercisable as of June 30, 2020 had an intrinsic value of $127,233. The total intrinsic value for options exercisable is calculated as the difference between the market value of the Company’s common stock as of June 30, 2020 and the weighted average exercise price of the options. The market value of the Company’s common stock as of June 30, 2020 was $54.98 as reported by the Nasdaq Stock Market, LLC. The weighted average exercise price of the options exercisable as of June 30, 2020 was $37.98. Total options that were outstanding as of June 30, 2020 were 14,931,000. Total options that were exercisable as of June 30, 2020 were 7,483,000.
Common Stock Buyback
The Company’s Board of Directors, under multiple authorizations, has authorized the repurchase of the Company’s common stock on the open market or through private transactions. The Company purchased 4,075,000 shares at a total cost of $216,902 during the six months ended June 30, 2020, which reduced the total shares outstanding of common stock. The cost of stock purchases during the period includes the cost of certain transactions that settled in the following quarter. As of June 30, 2020, the Company had approximately $150,627 of authorization remaining for the purchase of common stock under the program.
The Company immediately retires its common stock when purchased. Upon retirement, the Company reduces Capital in excess of par value for the average capital per share outstanding and the remainder is charged against Retained earnings. If the Company reduces its Retained earnings to zero, any subsequent purchases of common stock will be charged entirely to Capital in excess of par value.
Cash Dividend
On June 3, 2020, the Board of Directors declared a cash dividend of $0.35 per share on the Company's common stock, which was paid on June 23, 2020, to shareholders of record on June 15, 2020. Cash dividends declared during the six months ended June 30, 2020 and 2019 were $51,462 and $49,984, respectively.

Note 8. Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss, net of tax, are as follows:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Investments	Accumulated Other Comprehensive Loss
Balance, January 1, 2020	$(23,969)	$465	$(23,504)

Other comprehensive loss before reclassifications	(12,136)	1,244	(10,892)
Amounts reclassified from accumulated other comprehensive loss	—	217	217
Net current-period other comprehensive loss	(12,136)	1,461	(10,675)

Balance, June 30, 2020	$(36,105)	$1,926	$(34,179)

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
The information in the following tables is derived from the Company’s internal financial reporting used for corporate management purposes. There are no inter-segment revenues for the three and six months ended June 30, 2020 and 2019. Management evaluates Company assets on a consolidated basis during interim periods. The accounting policies of the reportable business segments are the same as those described in Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
The following tables highlight certain financial information about each of the Company’s business segments for the three months ended June 30, 2020 and 2019:

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Three Months Ended June 30, 2020
Revenues	$107,726	$93,708	$76,523	$119,340	$3,349	$400,646
Expenses	107,723	50,149	36,937	74,668	13,466	282,943
Operating profit (loss)	$3	$43,559	$39,586	$44,672	$(10,117)	$117,703

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Three Months Ended June 30, 2019
Revenues	$116,092	$100,122	$81,109	$109,202	$3,061	$409,586
Expenses	107,790	50,558	39,361	68,371	6,797	272,877
Operating profit (loss)	$8,302	$49,564	$41,748	$40,831	$(3,736)	$136,709

A reconciliation of the total operating profit reported for the business segments to income from operations in the Consolidated Statements of Operations for the three months ended June 30, 2020 and 2019 is as follows:

	2020	2019
Total operating profit from segments	$117,703	$136,709
Corporate overhead expenses	(17,391)	(16,573)
Income from operations	$100,312	$120,136
The following tables provide additional information for the three months ended June 30, 2020 and 2019 pertaining to our business segments:

	Capital Expenditures (1)		Depreciation
	2020	2019	2020	2019
Private Banks	$6,634	$8,761	$3,965	$3,585
Investment Advisors	3,803	4,558	1,172	1,165
Institutional Investors	1,029	1,049	301	414
Investment Managers	7,259	4,875	1,869	1,820
Investments in New Businesses	332	344	76	110
Total from business segments	$19,057	$19,587	$7,383	$7,094
Corporate overhead	798	586	257	328
	$19,855	$20,173	$7,640	$7,422
(1) Capital expenditures include additions to property and equipment and capitalized software.

	Amortization
	2020	2019
Private Banks	$7,464	$7,217
Investment Advisors	2,664	2,550
Institutional Investors	427	427
Investment Managers	2,342	2,346
Investments in New Businesses	185	185
Total from business segments	$13,082	$12,725
Corporate overhead	58	56
	$13,140	$12,781
The following tables highlight certain financial information about each of the Company’s business segments for the six months ended June 30, 2020 and 2019:

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Six Months Ended June 30, 2020
Revenues	$220,947	$196,029	$155,726	$235,969	$6,737	$815,408
Expenses	218,376	102,581	75,204	148,957	24,376	569,494
Operating profit (loss)	$2,571	$93,448	$80,522	$87,012	$(17,639)	$245,914

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Six Months Ended June 30, 2019
Revenues	$234,351	$194,883	$161,222	$213,851	$6,099	$810,406
Expenses	218,752	103,060	78,115	137,437	12,737	550,101
Operating profit (loss)	$15,599	$91,823	$83,107	$76,414	$(6,638)	$260,305

A reconciliation of the total operating profit reported for the business segments to income from operations in the Consolidated Statements of Operations for the six months ended June 30, 2020 and 2019 is as follows:

	2020	2019
Total operating profit from segments	$245,914	$260,305
Corporate overhead expenses	(35,374)	(36,608)
Income from operations	$210,540	$223,697
The following tables provide additional information for the six months ended June 30, 2020 and 2019 pertaining to our business segments:

	Capital Expenditures (1)		Depreciation
	2020	2019	2020	2019
Private Banks	$16,559	$17,222	$7,847	$7,134
Investment Advisors	9,193	8,505	2,323	2,344
Institutional Investors	2,387	1,920	603	819
Investment Managers	16,291	8,224	3,681	3,591
Investments in New Businesses	750	585	146	201
Total from business segments	$45,180	$36,456	$14,600	$14,089
Corporate Overhead	1,795	971	513	664
	$46,975	$37,427	$15,113	$14,753
(1) Capital expenditures include additions to property and equipment and capitalized software.

	Amortization
	2020	2019
Private Banks	$14,885	$14,358
Investment Advisors	5,316	5,073
Institutional Investors	854	860
Investment Managers	4,677	4,685
Investments in New Businesses	370	370
Total from business segments	$26,102	$25,346
Corporate Overhead	115	114
	$26,217	$25,460

Note 10. Income Taxes
The gross liability for unrecognized tax benefits at June 30, 2020 and December 31, 2019 was $17,122 and $15,356, respectively, exclusive of interest and penalties, of which $17,097 and $15,194 would affect the effective tax rate if the Company were to recognize the tax benefit.
The Company classifies interest and penalties on unrecognized tax benefits as income tax expense. As of June 30, 2020 and December 31, 2019, the combined amount of accrued interest and penalties related to tax positions taken on tax returns was $2,387 and $1,962, respectively.

	June 30, 2020	December 31, 2019
Gross liability for unrecognized tax benefits, exclusive of interest and penalties	$17,122	$15,356
Interest and penalties on unrecognized benefits	2,387	1,962
Total gross uncertain tax positions	$19,509	$17,318
Amount included in Current liabilities	$4,950	$4,896
Amount included in Other long-term liabilities	14,559	12,422
	$19,509	$17,318

The Company's effective income tax rate for the three and six months ended June 30, 2020 and 2019 differs from the federal income tax statutory rate due to the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Statutory rate	21.0%	21.0%	21.0%	21.0%
State taxes, net of federal tax benefit	3.3	2.6	3.2	2.6
Foreign tax expense and tax rate differential	(0.2)	(0.1)	(0.1)	(0.1)
Tax benefit from stock option exercises	(0.4)	(1.1)	(1.3)	(1.1)
Other, net	(0.4)	(0.3)	(0.4)	(0.3)
	23.3%	22.1%	22.4%	22.1%
The increase in the Company's effective tax rate for the three months ended June 30, 2020 was primarily due to decreased tax benefits related to the lower volume of stock option exercises as compared to the three months ended June 30, 2019 as well as an increase in the state effective tax rate.
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

Note 11. Commitments and Contingencies
In the ordinary course of business, the Company from time to time enters into contracts containing indemnification obligations of the Company. These obligations may require the Company to make payments to another party upon the occurrence of certain events including the failure by the Company to meet its performance obligations under the contract. These contractual indemnification provisions are often standard contractual terms of the nature customarily found in the type of contracts entered into by the Company. In many cases, there are no stated or notional amounts included in the indemnification provisions. There are no amounts reflected on the Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019 related to these indemnifications.
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
With respect to the Lillie proceeding, on July 9, 2019, the District Court issued an order granting SEI’s Summary Judgment Motion to dismiss the remaining Section 714(B) claim and denying Plaintiffs’ Motion for Continuance of SEI and SPTC’s Motion for Summary Judgment pursuant to Rule 56(d). On July 17, 2019, Plaintiffs filed a Motion for Reconsideration and/or New Trial. The Court denied Plaintiffs’ Motion for Reconsideration and/or New Trial and entered a Final Judgment in favor of SEI and SPTC on August 15, 2019. On August 27, 2019, Plaintiffs-Appellants filed a Notice of Appeal to the United States Court of Appeals for the Fifth Circuit of the District Court's dismissal of the Lillie matter. On November 20, 2019, Plaintiffs-Appellants filed a Motion in Support of the Notice of Appeal. On January 17, 2020, SEI and SPTC timely filed their brief in opposition to the Plaintiffs-Appellants' motion for appeal. On February 7, 2020, Plaintiffs- Appellants filed their reply brief. The parties are currently waiting for oral argument to be scheduled.
With respect to the Ahders proceeding, on July 16, 2019, SEI and SPTC filed a Motion for Summary Judgment pursuant to Rule 56(d) to have the remaining Section 714(B) claim dismissed. On January 24, 2020, the District Court issued an order granting SEI’s Summary Judgment Motion to dismiss the remaining Section 714(B) claim. On March 17, 2020, Plaintiffs-Appellants filed a Notice of Appeal to the United States Court of Appeals for the Fifth Circuit of the District Court's dismissal of the Ahders matter. Similar to the Lillie matter, all motions and briefs in support of the parties’ positions have been filed and the parties are currently waiting for oral argument to be scheduled.
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
Following various procedural actions, including an amendment of the Company’s complaint to include additional breach of contract claims, SS&C and Advent filed a motion to dismiss the Company’s compliant. The oral argument regarding the motion to dismiss is currently scheduled for July 30, 2020.
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

Note 12. Goodwill and Intangible Assets
On April 2, 2018, the Company acquired all ownership interests of Huntington Steele, LLC (Huntington Steele). The total purchase price was allocated to Huntington Steele’s net tangible and intangible assets based upon their estimated fair values at the date of purchase. The excess purchase price over the value of the identifiable intangible assets was recorded as goodwill. The total amount of goodwill from this transaction amounted to $11,499 and is included on the accompanying Consolidated Balance Sheets. The total purchase price for Huntington Steele included a contingent purchase price payable to the sellers upon the attainment of specified financial measures determined at various intervals occurring between 2019 and 2023. The Company made payments of $433 and $633 during 2019 and the six months ended June 30, 2020, respectively, to the sellers and recorded a fair value adjustment related to the contingent consideration. As of June 30, 2020, the current portion of the contingent consideration of $3,577 is included in Accrued liabilities on the accompanying Balance Sheet. The long-term portion of the contingent consideration of $8,045 is included in Other long-term liabilities on the accompanying Balance Sheet.
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
There were no changes to the Company's goodwill during the six months ended June 30, 2020.
The Company recognized $1,842 of amortization expense related to the intangible assets acquired through the acquisitions of Huntington Steele and Archway during the six months ended June 30, 2020 and 2019.

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
Disaggregation of Revenue
The following tables provide additional information pertaining to our revenues disaggregated by major product line and primary geographic market based on the location of the use of the products or services for each of the Company’s business segments for the three months ended June 30, 2020 and 2019:

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
Major Product Lines:	For the Three Months Ended June 30, 2020
Investment management fees from pooled investment products	$30,307	$62,251	$12,894	$163	$348	$105,963
Investment management fees from investment management agreements	292	26,545	62,924	—	2,908	92,669
Investment operations fees	438	—	—	109,078	—	109,516
Investment processing fees - PaaS	44,191	—	—	—	—	44,191
Investment processing fees - SaaS	28,047	—	—	3,392	—	31,439
Professional services fees	3,157	—	—	1,384	—	4,541
Account fees and other	1,294	4,912	705	5,323	93	12,327
Total revenues	$107,726	$93,708	$76,523	$119,340	$3,349	$400,646

Primary Geographic Markets:
United States	$71,607	$93,708	$60,414	$111,137	$3,349	$340,215
United Kingdom	22,345	—	12,280	—	—	34,625
Canada	9,726	—	1,431	—	—	11,157
Ireland	4,048	—	2,265	8,203	—	14,516
Other	—	—	133	—	—	133
Total revenues	$107,726	$93,708	$76,523	$119,340	$3,349	$400,646

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
Major Product Lines:	For the Three Months Ended June 30, 2019
Investment management fees from pooled investment products	$33,451	$70,087	$13,799	$184	$325	$117,846
Investment management fees from investment management agreements	283	25,448	67,076	—	2,713	95,520
Investment operations fees	362	—	—	99,932	—	100,294
Investment processing fees - PaaS	43,156	—	—	—	—	43,156
Investment processing fees - SaaS	34,776	—	—	2,593	—	37,369
Professional services fees	2,586	—	—	1,548	—	4,134
Account fees and other	1,478	4,587	234	4,945	23	11,267
Total revenues	$116,092	$100,122	$81,109	$109,202	$3,061	$409,586

Primary Geographic Markets:
United States	$74,889	$100,122	$63,653	$101,794	$3,061	$343,519
United Kingdom	25,695	—	13,140	—	—	38,835
Canada	10,882	—	1,708	—	—	12,590
Ireland	4,626	—	2,356	7,408	—	14,390
Other	—	—	252	—	—	252
Total revenues	$116,092	$100,122	$81,109	$109,202	$3,061	$409,586

The following tables provide additional information pertaining to our revenues disaggregated by major product line and primary geographic market based on the location of the use of the products or services for each of the Company’s business segments for the six months ended June 30, 2020 and 2019:

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
Major Product Lines:	For the Six Months Ended June 30, 2020
Investment management fees from pooled investment products	$63,151	$132,431	$26,211	$356	$707	$222,856
Investment management fees from investment management agreements	639	53,965	128,634	—	5,871	189,109
Investment operations fees	913	—	—	215,279	—	216,192
Investment processing fees - PaaS	90,344	—	—	—	—	90,344
Investment processing fees - SaaS	57,216	—	—	6,643	—	63,859
Professional services fees	5,872	—	—	2,658	—	8,530
Account fees and other	2,812	9,633	881	11,033	159	24,518
Total revenues	$220,947	$196,029	$155,726	$235,969	$6,737	$815,408

Primary Geographic Markets:
United States	$145,621	$196,029	$122,503	$219,580	$6,737	$690,470
United Kingdom	46,704	—	25,104	—	—	71,808
Canada	20,127	—	3,029	—	—	23,156
Ireland	8,495	—	4,795	16,389	—	29,679
Other	—	—	295	—	—	295
Total revenues	$220,947	$196,029	$155,726	$235,969	$6,737	$815,408

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
Major Product Lines:	For the Six Months Ended June 30, 2019
Investment management fees from pooled investment products	$66,424	$136,710	$27,460	$389	$634	$231,617
Investment management fees from investment management agreements	985	49,286	133,247	—	5,411	188,929
Investment operations fees	738	—	—	194,799	—	195,537
Investment processing fees - PaaS	87,067	—	—	—	—	87,067
Investment processing fees - SaaS	69,484	—	—	5,142	—	74,626
Professional services fees	6,363	—	—	2,965	—	9,328
Account fees and other	3,290	8,887	515	10,556	54	23,302
Total revenues	$234,351	$194,883	$161,222	$213,851	$6,099	$810,406

Primary Geographic Markets:
United States	$152,343	$194,883	$125,978	$199,852	$6,099	$679,155
United Kingdom	51,045	—	26,606	—	—	77,651
Canada	21,542	—	3,435	—	—	24,977
Ireland	9,421	—	4,667	13,999	—	28,087
Other	—	—	536	—	—	536
Total revenues	$234,351	$194,883	$161,222	$213,851	$6,099	$810,406
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
Revenues associated with the separately managed account program offered to clients of the Investment Advisors segment through registered investment advisors located throughout the United States. The contractual fee is stated as a percentage of the average market value of all assets invested in the separately managed account and collected on a quarterly basis. Revenues are recognized in Asset management, administration and distribution fees on the accompanying Consolidated Statements of Operations.
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

Overview
Consolidated Summary
SEI is a leading global provider of technology-driven wealth and investment management solutions. We deliver comprehensive platforms, services and infrastructure – encompassing investment processing, investment operations and investment management – to help wealth managers, financial advisors, investment managers, institutional and private investors create and manage wealth. Investment processing fees are earned as either monthly fees for contracted services or as a percentage of the market value of our clients' assets processed on our platforms. Investment operations and investment management fees are earned as a percentage of assets under management, administration or advised assets (See Note 13 to the Consolidated Financial Statements for more information pertaining to our revenues). As of June 30, 2020, through our subsidiaries and partnerships in which we have a significant interest, we manage, advise or administer $1.0 trillion in hedge, private equity, mutual fund and pooled or separately managed assets, including $317.8 billion in assets under management and $692.5 billion in client assets under administration. Our affiliate, LSV Asset Management (LSV), manages $81.1 billion of assets which are included as assets under management.
Our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019 were:

	Three Months Ended June 30,		Percent Change*	Six Months Ended June 30,		Percent Change*
	2020	2019		2020	2019
Revenues	$400,646	$409,586	(2)%	$815,408	$810,406	1%
Expenses	300,334	289,450	4%	604,868	586,709	3%
Income from operations	100,312	120,136	(17)%	210,540	223,697	(6)%
Net (loss) gain from investments	1,903	231	NM	(2,086)	1,510	NM
Interest income, net of interest expense	1,219	4,147	(71)%	4,270	8,247	(48)%
Equity in earnings from unconsolidated affiliate	28,276	37,832	(25)%	58,183	75,149	(23)%
Income before income taxes	131,710	162,346	(19)%	270,907	308,603	(12)%
Income taxes	30,644	35,806	(14)%	60,599	68,082	(11)%
Net income	101,066	126,540	(20)%	210,308	240,521	(13)%
Diluted earnings per common share	$0.68	$0.82	(17)%	$1.39	$1.54	(10)%
* Variances noted "NM" indicate the percent change is not meaningful.
The following items had a significant impact on our financial results for the three and six months ended June 30, 2020 and 2019:
•Revenue from Asset management, administration and distribution fees in the first six months of 2020 increased primarily from higher average assets under administration from positive cash flows from new and existing clients in the Investment Managers segment. The market volatility beginning in March 2020 and continuing into the second quarter caused by the COVID-19 pandemic negatively impacted our revenues from assets under management, most notably in our Investment Advisors and Institutional Investors segments. Our average assets under administration increased $67.1 billion, or 11%, to $676.0 billion in the first six months of 2020 as compared to $608.9 billion during the first six months of 2019. Our average assets under management, excluding LSV, increased $6.1 billion to $232.0 billion in the first six months of 2020 as compared to $225.9 billion during the first six months of 2019.
•Information processing and software servicing fees in our Private Banks segment decreased by $10.1 million during the first six months of 2020 due to previously announced client losses and decreased non-recurring fees.
•Our proportionate share in the earnings of LSV decreased to $58.2 million in the first six months of 2020 as compared to $75.1 million in the first six months of 2019 due to lower assets under management from negative cash flows from existing clients, market volatility caused by the COVID-19 pandemic and client losses.

•We continue to invest in new business opportunities such as our One SEI strategy and IT Services offering. The majority of these costs are recorded in the Investments in New Businesses segment and are included in Consulting, outsourcing and professional fees on the accompanying Consolidated Statements of Operations.
•Travel and promotional-related expenses declined by $7.4 million during the first six months of 2020 as our sales and client relationship personnel adapted to COVID-19 restrictions.
•We capitalized $11.8 million in the first six months of 2020 for the SEI Wealth Platform as compared to $18.7 million in the first six months of 2019. Amortization expense related to SWP increased to $21.7 million during the first six months of 2020 as compared to $20.9 million during the first six months of 2019.
•Our effective tax rate during the second quarter of 2020 was 23.3% as compared to 22.1% during the second quarter of 2019. Our tax rate was 22.4% during the first six months of 2020 as compared to 22.1% during the first six months of 2019. The increase in our tax rate for both periods was primarily due to an increase in our state effective tax rate. Our second quarter 2020 tax rate was also impacted by decreased tax benefits associated with stock option exercises.
•We continued our stock repurchase program during 2020 and purchased 4.1 million shares for $216.9 million in the six month period.

Impact of COVID-19 and Other Events
The occurrence of unforeseen or catastrophic events, including the emergence of a pandemic or other widespread health emergency or concerns over the possibility of such an emergency, could create economic and financial disruptions, and could lead to operational difficulties that could impair our ability to manage our business. In December 2019, a novel strain of coronavirus (COVID-19) was identified in Wuhan, China. COVID-19 quickly spread globally, leading the World Health Organization to declare the COVID-19 virus outbreak a global pandemic in March 2020. Since that time, governmental authorities have implemented numerous and varying measures to stall the spread and ameliorate the impact of COVID-19, including travel bans and restrictions, quarantines, curfews, shelter in place and safer-at-home orders, business shutdowns and closures, and have also implemented multi-step policies with the goal of re-opening domestic and global markets. Certain jurisdictions have begun re-opening only to return to restrictions in the face of increases in new COVID-19 cases.
In March 2020, we executed upon our business resiliency and contingency plans. To date, our remote capabilities have proven to be effective during the disruption caused by the COVID-19 pandemic with almost the entire workforce working remotely, with only a very limited number of on-site activities in our operational offices continuing to be performed.
We continue to closely monitor the domestic and international landscape for changes in governmental measures both in the United States and in the locations where we rely on critical outsourced services. We continue to be in regular contact with regulators, clients and vendors to confirm the measures taken to continue operating during this crisis, taking into consideration the latest announcements from state and federal authorities. We are also in continuous communication with our workforce to provide for the health and welfare of our employees working remotely and have implemented a return plan that is available for review on our website for those employees working in our operational offices. Currently, we have approximately 250 employees that routinely work out of our offices world-wide. We will monitor the ability of these individuals to work as safely as possible at our offices and make adjustments to the number of on-site personnel (either increases or decreases) accordingly. We expect that the individual circumstances of our employees regarding school, childcare, care-giving and underlying health concerns will significantly impact our ability to return staff to their primary office locations.
The majority of our revenues are based on the value of assets invested in investment products that we manage or administer which are affected by changes in the capital markets and the portfolio strategy of our clients or their customers. The market volatility in response to measures taken to contain the spread of COVID-19 negatively impacted our asset-based fee revenues and partially offset our revenue growth. Additionally, changes in the portfolio strategy of our clients or their customers in response to market volatility resulted in asset flows into our lower margin liquidity products and negatively impacted our earnings.
While we have developed and implemented and continue to develop and implement health and safety protocols, business continuity plans and crisis management protocols designed to mitigate the potentially negative impact of COVID-19 to our employees and our business, the extent of the impact of the pandemic on our business and financial results will continue to depend on numerous evolving factors that we are not able to accurately predict and which will vary by market, including the duration and scope of the pandemic, global economic conditions during and after the pandemic, governmental actions that have been taken, or may be taken in the future, in response to the pandemic, the extent that critical public and private infrastructure functions upon which we rely are suspended and changes in investor and consumer behavior in response to the pandemic. The resulting market conditions may adversely affect our revenues and earnings derived from assets under management and administration.
We are aware of a ransomware attack that occurred on May 17, 2020, at M.J. Brunner (Brunner), one of our third-party developers/vendors that provides development services and application management for two of our client applications. We are also aware that certain client data was illegally accessed and revealed by cybercriminal(s). The applications themselves were not compromised by this attack. We take our clients’ security very seriously, and we are working with Brunner, the FBI and our impacted clients to understand the extent to which SEI’s or our clients’ data has been exposed. We are also working with the appropriate parties with respect to notification and remediation protocols. The root cause of the attack was not predicated on vulnerability within SEI’s network, and neither SEI’s network nor operations were compromised, attacked or otherwise affected as part of this incident. While there were direct and indirect expenses associated with the incident in the second-quarter 2020, and will be in the third-quarter 2020, it is not expected these will be material.
On July 1, 2020, one of our storage arrays supported by our third party vendor, Dell-EMC, failed due to the operation of an application deployed by the vendor as part of our production infrastructure. As a consequence of the hardware failure, transactional activities on our platforms were extremely limited on July 1st and 2nd. All systems are currently on-line and 100% functional. This event was not caused by a third-party actor. While there will be direct and indirect expenses in the third-quarter 2020 associated with the outage, it is not expected these will be material. In response to the outage, we have launched a project internally, that will be supported by third-party experts, to identify tactical and strategic improvements that we should make across our enterprise technology footprint, including a review and improvement of our technical and operational resiliency plans and capabilities. We expect that this work will lead to recommendations that will result in additional investments of capital in hardware, software and personnel. We expect these costs will include both new investments as well as a reprioritization of current spend. Currently, we are not able to fully-estimate the total amount of additional expense as this will be part of an ongoing strategy around recovery and resiliency.

Ending Asset Balances
(In millions)

	As of June 30,		Percent Change
	2020	2019
Private Banks:
Equity and fixed-income programs	$22,974	$22,563	2%
Collective trust fund programs	5	4	25%
Liquidity funds	4,291	3,322	29%
Total assets under management	$27,270	$25,889	5%
Client assets under administration	23,903	23,387	2%
Total assets	$51,173	$49,276	4%
Investment Advisors:
Equity and fixed-income programs	$59,958	$64,591	(7)%
Collective trust fund programs	3	6	(50)%
Liquidity funds	6,648	2,618	154%
Total assets under management	$66,609	$67,215	(1)%
Institutional Investors:
Equity and fixed-income programs	$80,257	$82,335	(3)%
Collective trust fund programs	103	78	32%
Liquidity funds	1,924	2,173	(11)%
Total assets under management	$82,284	$84,586	(3)%
Client assets under advisement	3,326	3,598	(8)%
Total assets	$85,610	$88,184	(3)%
Investment Managers:
Collective trust fund programs	$58,178	$51,838	12%
Liquidity funds	664	472	41%
Total assets under management	$58,842	$52,310	12%
Client assets under administration (A)	668,611	607,086	10%
Total assets	$727,453	$659,396	10%
Investments in New Businesses:
Equity and fixed-income programs	$1,498	$1,566	(4)%
Liquidity funds	194	141	38%
Total assets under management	$1,692	$1,707	(1)%
Client assets under advisement	1,193	887	34%
Total assets	$2,885	$2,594	11%
LSV:
Equity and fixed-income programs (B)	$81,134	$103,575	(22)%
Total:
Equity and fixed-income programs (C)	$245,821	$274,630	(10)%
Collective trust fund programs	58,289	51,926	12%
Liquidity funds	13,721	8,726	57%
Total assets under management	$317,831	$335,282	(5)%
Client assets under advisement	4,519	4,485	1%
Client assets under administration (D)	692,514	630,473	10%
Total assets under management, advisement and administration	$1,014,864	$970,240	5%

(A)Client assets under administration in the Investment Managers segment include $49.6 billion of assets that are at fee levels below our normal full service assets (as of June 30, 2020).
(B) Equity and fixed-income programs include assets managed by LSV in which fees are based on performance only. The ending value of these assets as of June 30, 2020 was $1.6 billion.
(C) Equity and fixed-income programs include $7.4 billion of assets invested in various asset allocation funds at June 30, 2020.
(D) In addition to the numbers presented, SEI also administers an additional $11.3 billion in Funds of Funds assets (as of June 30, 2020) on which SEI does not earn an administration fee.

Average Asset Balances
(In millions)

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2020	2019		2020	2019
Private Banks:
Equity and fixed-income programs	$22,229	$22,088	1%	$23,443	$21,960	7%
Collective trust fund programs	5	4	25%	5	4	25%
Liquidity funds	4,366	3,388	29%	3,974	3,547	12%
Total assets under management	$26,600	$25,480	4%	$27,422	$25,511	7%
Client assets under administration	23,819	23,124	3%	24,330	22,611	8%
Total assets	$50,419	$48,604	4%	$51,752	$48,122	8%
Investment Advisors:
Equity and fixed-income programs	$57,429	$62,419	(8)%	$61,181	$60,576	1%
Collective trust fund programs	3	6	(50)%	3	6	(50)%
Liquidity funds	6,923	3,465	100%	5,104	4,382	16%
Total assets under management	$64,355	$65,890	(2)%	$66,288	$64,964	2%
Institutional Investors:
Equity and fixed-income programs	$77,037	$82,597	(7)%	$78,482	$82,161	(4)%
Collective trust fund programs	100	78	28%	93	79	18%
Liquidity funds	2,476	2,342	6%	2,409	2,359	2%
Total assets under management	$79,613	$85,017	(6)%	$80,984	$84,599	(4)%
Client assets under advisement	3,362	3,641	(8)%	3,561	3,568	—%
Total assets	$82,975	$88,658	(6)%	$84,545	$88,167	(4)%
Investment Managers:
Collective trust fund programs	$54,061	$50,108	8%	$55,007	$48,715	13%
Liquidity funds	482	497	(3)%	550	528	4%
Total assets under management	$54,543	$50,605	8%	$55,557	$49,243	13%
Client assets under administration (A)	649,012	600,509	8%	651,699	586,287	11%
Total assets	$703,555	$651,114	8%	$707,256	$635,530	11%
Investments in New Businesses:
Equity and fixed-income programs	$1,468	$1,436	2%	$1,566	$1,415	11%
Liquidity funds	182	178	2%	175	190	(8)%
Total assets under management	$1,650	$1,614	2%	$1,741	$1,605	8%
Client assets under advisement	1,148	917	25%	1,185	813	46%
Total assets	$2,798	$2,531	11%	$2,926	$2,418	21%
LSV:
Equity and fixed-income programs (B)	$80,395	$102,919	(22)%	$84,227	$103,718	(19)%
Total:
Equity and fixed-income programs (C)	$238,558	$271,459	(12)%	$248,899	$269,830	(8)%
Collective trust fund programs	54,169	50,196	8%	55,108	48,804	13%
Liquidity funds	14,429	9,870	46%	12,212	11,006	11%
Total assets under management	$307,156	$331,525	(7)%	$316,219	$329,640	(4)%
Client assets under advisement	4,510	4,558	(1)%	4,746	4,381	8%
Client assets under administration (D)	672,831	623,633	8%	676,029	608,898	11%
Total assets under management, advisement and administration	$984,497	$959,716	3%	$996,994	$942,919	6%

(A) Average client assets under administration in the Investment Managers segment for the three months ended June 30, 2020 include $50.1 billion that are at fee levels below our normal full service assets.
(B) Equity and fixed-income programs include assets managed by LSV in which fees are based on performance only. The average value of these assets for the three months ended June 30, 2020 was $1.4 billion.
(C) Equity and fixed-income programs include $7.4 billion of average assets invested in various asset allocation funds for the three months ended June 30, 2020.
(D) In addition to the numbers presented, SEI also administers an additional $11.3 billion of average assets in Funds of Funds assets for the three months ended June 30, 2020 on which SEI does not earn an administration fee.
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

Business Segments
Revenues, Expenses and Operating Profit (Loss) for our business segments for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019 were as follows:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2020	2019		2020	2019
Private Banks:
Revenues	$107,726	$116,092	(7)%	$220,947	$234,351	(6)%
Expenses	107,723	107,790	—%	218,376	218,752	—%
Operating Profit	$3	$8,302	(100)%	$2,571	$15,599	(84)%
Operating Margin	—%	7%		1%	7%
Investment Advisors:
Revenues	$93,708	$100,122	(6)%	$196,029	$194,883	1%
Expenses	50,149	50,558	(1)%	102,581	103,060	—%
Operating Profit	$43,559	$49,564	(12)%	$93,448	$91,823	2%
Operating Margin	46%	50%		48%	47%
Institutional Investors:
Revenues	$76,523	$81,109	(6)%	$155,726	$161,222	(3)%
Expenses	36,937	39,361	(6)%	75,204	78,115	(4)%
Operating Profit	$39,586	$41,748	(5)%	$80,522	$83,107	(3)%
Operating Margin	52%	51%		52%	52%
Investment Managers:
Revenues	$119,340	$109,202	9%	$235,969	$213,851	10%
Expenses	74,668	68,371	9%	148,957	137,437	8%
Operating Profit	$44,672	$40,831	9%	$87,012	$76,414	14%
Operating Margin	37%	37%		37%	36%
Investments in New Businesses:
Revenues	$3,349	$3,061	9%	$6,737	$6,099	10%
Expenses	13,466	6,797	98%	24,376	12,737	91%
Operating Loss	$(10,117)	$(3,736)	NM	$(17,639)	$(6,638)	NM
For additional information pertaining to our business segments, see Note 9 to the Consolidated Financial Statements.

Private Banks

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2020	2019		2020	2019
Revenues:
Information processing and software servicing fees	$76,655	$82,045	(7)%	$156,288	$166,347	(6)%
Asset management, administration & distribution fees	31,071	34,047	(9)%	64,659	68,004	(5)%
Total revenues	$107,726	$116,092	(7)%	$220,947	$234,351	(6)%
Revenues decreased $8.4 million, or 7%, in the three month period and decreased $13.4 million, or 6%, in the six month period ended June 30, 2020 and were primarily affected by:
•Decreased investment processing fees from the loss of clients;
•Decreased investment management fees from existing international clients due to negative cash flows and market volatility caused by the COVID-19 pandemic; and
•Lower recurring investment processing fees earned on our mutual fund trading solution; partially offset by
•Increased investment processing fees from new SWP client conversions and growth from existing SWP clients.
Operating margins were essentially flat in the three and six month periods ended June 30, 2020 as compared to 7% in the three and six month periods ended June 30, 2019. Operating income decreased by $8.3 million, or 100%, in the three month period and decreased $13.0 million, or 84%, in the six month period and was primarily affected by:
•A decrease in revenues; and
•Increased costs, mainly personnel and consulting costs, related to maintenance, support and client migrations to SWP; partially offset by
•Decreased direct expenses associated with decreased investment management fees from existing international clients; and
•Decreased promotion and travel costs due to COVID-19 restrictions.

Investment Advisors

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2020	2019		2020	2019
Revenues:
Investment management fees-SEI fund programs	$62,251	$70,087	(11)%	$132,431	$136,710	(3)%
Separately managed account fees	26,545	25,448	4%	53,965	49,286	9%
Other fees	4,912	4,587	7%	9,633	8,887	8%
Total revenues	$93,708	$100,122	(6)%	$196,029	$194,883	1%
Revenues decreased $6.4 million, or 6% in the three month period ended June 30, 2020 and were primarily affected by:
•The impact to investment management fees from the market volatility caused by the COVID-19 pandemic, negative cash flows and a decrease in average basis points earned on assets due to client-directed shifts into liquidity products and SEI's ETF program; partially offset by
•Increased separately managed account program fees from positive cash flows into new and existing SEI-sponsored programs.
Revenues increased $1.1 million, or 1%, in the six month period ended June 30, 2020 and were primarily affected by:
•Increased separately managed account program fees from positive cash flows into new and existing SEI-sponsored programs; partially offset by
•The impact to investment management fees from the market volatility caused by the COVID-19 pandemic, negative cash flows and a decrease in average basis points earned on assets due to client-directed shifts into liquidity products and SEI's ETF program.

Operating margin decreased to 46% compared to 50% in the three month period and increased to 48% compared to 47% in the six month period. Operating income decreased $6.0 million, or 12%, in the three month period and increased $1.6 million, or 2%, in the six month period and was primarily affected by:
•An increase in revenues during the six month period;
•Decreased costs associated with accounts formerly processed on TRUST 3000® due to client migrations to SWP; and
•Decreased promotion and travel costs due to COVID-19 restrictions; partially offset by
•Increased direct expenses associated with increased assets into our investment products; and
•Increased sales compensation expense.

Institutional Investors
Revenues decreased $4.6 million, or 6%, in the three month period and decreased $5.5 million, or 3%, in the six month period ended June 30, 2020 and were primarily affected by:
•Defined benefit client losses, mainly resulting from acquisitions and plan curtailments; and
•The impact to investment management fees from the market volatility caused by the COVID-19 pandemic; partially offset by
•Asset funding from new sales of our investment management platforms.
Operating margin increased to 52% compared to 51% in the three month period and remained at 52% in the six month period. Operating income decreased $2.2 million, or 5%, in the three month period and decreased $2.6 million, or 3%, in the six month period and was primarily affected by:
•A decrease in revenues; partially offset by
•Decreased direct expenses associated with investment management fees; and
•Decreased travel costs due to COVID-19 restrictions.

Investment Managers
Revenues increased $10.1 million, or 9%, in the three month period and increased $22.1 million, or 10%, in the six month period ended June 30, 2020 and were primarily affected by:
•Positive cash flows into alternative, traditional and separately managed account offerings from new and existing clients; partially offset by
•The impact from the market volatility caused by the COVID-19 pandemic to assets under administration; and
•Client losses and fund closures.
Operating margin remained at 37% in the three month period and increased to 37% compared to 36% in the six month period. Operating income increased $3.8 million, or 9%, in the three month period and increased $10.6 million, or 14%, in the six month period and was primarily affected by:
•An increase in revenues; and
•Decreased promotion and travel costs due to COVID-19 restrictions; partially offset by
•Increased costs associated with new business, primarily personnel expenses and third-party vendor costs; and
•Increased non-capitalized investment spending, mainly consulting costs.

Other
Corporate overhead expenses
Corporate overhead expenses primarily consist of general and administrative expenses and other costs not directly attributable to a reportable business segment. Corporate overhead expenses were $17.4 million and $16.6 million in the three months ended June 30, 2020 and 2019, respectively, and $35.4 million and $36.6 million in the six months ended June 30, 2020, respectively. The decrease in corporate overhead expenses during the six month period is primarily due to a decrease in non-recurring personnel-related costs.

Other income and expense
Other income and expense items on the accompanying Consolidated Statements of Operations consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net gain (loss) from investments	$1,903	$231	$(2,086)	$1,510
Interest and dividend income	1,370	4,313	4,573	8,570
Interest expense	(151)	(166)	(303)	(323)
Equity in earnings of unconsolidated affiliate	28,276	37,832	58,183	75,149
Total other income and expense items, net	$31,398	$42,210	$60,367	$84,906
Net gain (loss) from investments
Net gains from investments in the three months ended June 30, 2020 were primarily due to unrealized gains recorded in current earnings related to LSV-sponsored investment funds and Company-sponsored mutual funds from market appreciation. Net loss from investments in the six months ended June 30, 2020 were primarily due to unrealized losses recorded in current earnings related to LSV-sponsored investment funds and Company-sponsored mutual funds from the market volatility caused by the COVID-19 pandemic (See Note 5).
Interest and dividend income
Interest and dividend income is earned based upon the amount of cash that is invested daily. The decrease in interest and dividend income in the three and six months ended June 30, 2020 was due to an overall decline in interest rates.
Equity in earnings of unconsolidated affiliate
Equity in earnings of unconsolidated affiliate reflects our less than 50% ownership in LSV. As of June 30, 2020, our total partnership interest in LSV was 38.8%. The table below presents the revenues and net income of LSV and our proportionate share in LSV's earnings.

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2020	2019		2020	2019
Revenues of LSV	$94,648	$123,017	(23)%	$194,644	$243,932	(20)%
Net income of LSV	72,847	97,271	(25)%	149,744	193,219	(23)%

SEI's proportionate share in earnings of LSV	$28,276	$37,832	(25)%	$58,183	$75,149	(23)%
The decline in our earnings from LSV in the three and six months ended June 30, 2020 was due to lower assets under management from negative cash flows from existing clients, the market volatility caused by the COVID-19 pandemic and client losses. Average assets under management by LSV decreased $15.6 billion to $84.2 billion during the six months ended June 30, 2020 as compared to $103.7 billion during the six months ended June 30, 2019, a decrease of 19%.
Income Taxes
Our effective income tax rates for the three and six months ended June 30, 2020 and 2019 differs from the federal income tax statutory rate due to the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Statutory rate	21.0%	21.0%	21.0%	21.0%
State taxes, net of federal tax benefit	3.3	2.6	3.2	2.6
Foreign tax expense and tax rate differential	(0.2)	(0.1)	(0.1)	(0.1)
Tax benefit from stock option exercises	(0.4)	(1.1)	(1.3)	(1.1)
Other, net	(0.4)	(0.3)	(0.4)	(0.3)
	23.3%	22.1%	22.4%	22.1%
The increase in our tax rate for both periods was primarily due to an increase in our state effective tax rate. Our second quarter 2020 tax rate was also impacted by decreased tax benefits associated with stock option exercises.

Stock-Based Compensation
We recognized $14.0 million and $10.1 million in stock-based compensation expense during the six months ended June 30, 2020 and 2019, respectively. The amount of stock-based compensation expense we recognize is based upon our estimate of when financial vesting targets may be achieved. Any change in our estimate could result in the amount of stock-based compensation expense to be accelerated, spread out over a longer period, or reversed. This may cause volatility in the recognition of stock-based compensation expense in future periods and could materially affect our earnings.
Fair Value Measurements
The fair value of our financial assets and liabilities, except for the investment funds sponsored by LSV, is determined in accordance with the fair value hierarchy. The fair value of the investment funds sponsored by LSV is measured using the net asset value per share (NAV) as a practical expedient. The fair value of all other financial assets are determined using Level 1 or Level 2 inputs and consist mainly of investments in equity or fixed-income mutual funds that are quoted daily and Government National Mortgage Association (GNMA) and other U.S. government agency securities that are single issuer pools that are valued based on current market data of similar assets. The Company's Level 3 financial liabilities at June 30, 2020 and December 31, 2019 consist entirely of the estimated contingent consideration resulting from an acquisition (See Note 12 to the Consolidated Financial Statements). We did not have any other financial liabilities at June 30, 2020 or December 31, 2019 that were required to be measured at fair value on a recurring basis (See Note 4 to the Consolidated Financial Statements).
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
Liquidity and Capital Resources

	Six Months Ended June 30,
	2020	2019
Net cash provided by operating activities	$264,132	$217,645
Net cash used in investing activities	(37,393)	(30,306)
Net cash used in financing activities	(299,364)	(259,869)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(10,545)	277
Net decrease in cash, cash equivalents and restricted cash	(83,170)	(72,253)
Cash, cash equivalents and restricted cash, beginning of period	844,547	758,039
Cash, cash equivalents and restricted cash, end of period	$761,377	$685,786

Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing. At June 30, 2020, our unused sources of liquidity consisted of cash and cash equivalents and the amount available under our credit facility.
Our credit facility provides for borrowings of up to $300.0 million and is scheduled to expire in June 2021 (See Note 6 to the Consolidated Financial Statements). As of July 23, 2020, we had outstanding letters of credit of $11.6 million which reduced our amount available under the credit facility to $288.4 million. These letters of credit were primarily issued for the expansion of our corporate headquarters and are due to expire in late 2020.
The availability of the credit facility is subject to compliance with certain covenants set forth in the agreement. The credit facility contains covenants which restrict our ability to engage in mergers, consolidations, asset sales, investments, transactions with affiliates other than wholly-owned subsidiaries, or to incur liens or other indebtedness including contingent obligations or guarantees, as defined in the agreement. In the event of a default under the credit facility, we would also be restricted from paying dividends on, or repurchasing, our common stock. Currently, our ability to borrow from the credit facility is not limited by any covenant of the agreement. Our credit facility is provided through Wells Fargo Bank, National Association, and a syndicate of other well-established financial institutions. As of July 23, 2020, we are not aware of any issues related to the ability of the lenders to honor the borrowing terms in our credit facility agreement.
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
The majority of our excess cash reserves are primarily placed in accounts located in the United States that invest entirely in SEI-sponsored money market mutual funds denominated in the U.S. dollar. We also utilize demand deposit accounts or money market accounts at several well-established financial institutions located in the United States. Accounts used to manage these excess cash reserves do not impose any restrictions or limitations that would prevent us from being able to access such cash amounts immediately. As of July 23, 2020, the amount of cash and cash equivalents considered free and immediately accessible for other general corporate purposes was $370.6 million.
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
Cash flows from operations increased $46.5 million in the first six months of 2020 compared to the first six months of 2019 primarily from the positive impact from the change in our working capital accounts and higher distribution payments received from our unconsolidated affiliate, LSV. The increase was partially offset by the decline in our net income.
Net cash used in investing activities includes:
•Purchases, sales and maturities of marketable securities. Our purchases, sales and maturities of marketable securities in the first six months of 2020 and 2019 were as follows:

	Six Months Ended June 30,
	2020	2019
Purchases	$(60,764)	$(77,891)
Sales and maturities	71,846	85,012
Net investing activities from marketable securities	$11,082	$7,121
•The capitalization of costs incurred in developing computer software. We capitalized $12.5 million of software development costs in the first six months of 2020 as compared to $19.2 million in the first six months of 2019. The majority of our software development costs are related to significant enhancements for the expanded functionality of the SEI Wealth Platform.
•Capital expenditures. Our capital expenditures in the first six months of 2020 were $34.4 million as compared to $18.2 million in the first six months of 2019. Our expenditures in 2020 and 2019 primarily include purchased software, equipment for our data center operations and the expansion of our corporate headquarters which is scheduled to be completed by the fourth quarter 2020. Total expenditures related to the expansion for the remainder of 2020 are expected to be approximately $5.6 million.
Net cash used in financing activities includes:
•The repurchase of our common stock. Our Board of Directors has authorized the repurchase of our common stock through multiple authorizations. Currently, there is no expiration date for our common stock repurchase program. We had total capital outlays of $219.4 million during the first six months of 2020 and $183.4 million during the first six months of 2019 for the repurchase of our common stock.
•Proceeds from the issuance of our common stock. We received $24.6 million in proceeds from the issuance of our common stock during the first six months of 2020 as compared to $24.3 million during the first six months of 2019. The increase in proceeds is primarily attributable to a higher level of stock option exercise activity.
•Dividend payments. Cash dividends paid were $103.9 million in the first six months of 2020 as compared to $100.7 million in the first six months of 2019.
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
Among the risks and uncertainties which may affect our future operations, strategies, financial results or other developments are those risks described in our latest Annual Report on Form 10-K in Part I, Item 1A. These risks include the following:
•changes in capital markets that may affect our revenues and earnings;
•product development risk;
•risk of failure by a third-party service provider;
•data and cyber security risks;
•operational risks associated with the processing of investment transactions;
•systems and technology risks;
•pricing pressure from increased competition, disruptive technology and poor investment performance;
•the affect on our earnings and cashflows from the performance of LSV Asset Management;
•third party pricing services for the valuation of securities invested in our investment products;
•external factors affecting the fiduciary management market;
•the affect of extensive governmental regulation;
•litigation and regulatory examinations and investigations;
•our ability to capture the expected value from acquisitions, divestitures, joint ventures, minority stakes or strategic alliances;
•increased costs and regulatory risks from the growth of our business;
•fiduciary or other legal liability for client losses from our investment management operations;
•consolidation within our target markets;
•our ability to receive dividends or other payments in needed amounts from our subsidiaries;
•the exit by the United Kingdom from the European Union;
•third party approval of our investment products with advisors affiliated with independent broker-dealers or other networks;
•the effectiveness of our business, risk management and business continuity strategies, models and processes;
•financial and non-financial covenants which may restrict our ability to manage liquidity needs;

•changes in, or interpretation of, accounting principles or tax rules and regulations;
•fluctuations in foreign currency exchange rates;
•fluctuations in interest rates affecting the value of our fixed-income investment securities;
•our ability to hire and retain qualified employees;
•the competence and integrity of our employees and third-parties;
•stockholder activism efforts;
•retention of executive officers and senior management personnel; and
•unforeseen or catastrophic events, including the emergence of pandemic, terrorist attacks, extreme weather events or other natural disasters.
We conduct our operations through many regulated wholly-owned subsidiaries. These subsidiaries are:
•SEI Investments Distribution Co., or SIDCO, a broker-dealer registered with the SEC under the Securities Exchange Act of 1934 and a member of the Financial Industry Regulatory Authority, Inc., or FINRA;
•SEI Investments Management Corporation, or SIMC, an investment advisor registered with the SEC under the Investment Advisers Act of 1940 and with the Commodity Futures Trading Commission, or CFTC, under the Commodity Exchange Act;
•SEI Private Trust Company, or SPTC, a limited purpose federal thrift chartered and regulated by the Office of the Comptroller of the Currency;
•SEI Trust Company, or STC, a Pennsylvania trust company, regulated by the Pennsylvania Department of Banking and Securities;
•SEI Investments (Europe) Limited, or SIEL, an investment manager and financial institution subject to regulation by the Financial Conduct Authority of the United Kingdom;
•SEI Investments Canada Company, or SEI Canada, an investment fund manager that has various other capacities that is regulated by the Ontario Securities Commission and various provincial authorities;
•SEI Investments Global, Limited, or SIGL, a management company for Undertakings for Collective Investment in Transferable Securities, or UCITS, and for Alternative Investment Funds, or AIFs, that is regulated primarily by the Central Bank of Ireland, or CBI;
•SEI Investments - Global Fund Services, Ltd., or GFSL, an authorized provider of administration services for Irish and non-Irish collective investment schemes that is regulated by the CBI; and
•SEI Investments - Depositary and Custodial Services (Ireland) Limited, or D&C, an authorized provider of depositary and custodial services that is regulated by the CBI.
In addition to the regulatory authorities listed above, our subsidiaries are subject to the jurisdiction of regulatory authorities in other foreign countries. In addition to our wholly-owned subsidiaries, we also own a minority interest of approximately 38.8 percent in LSV, which is also an investment advisor registered with the SEC.
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
(b) Change in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
With respect to the Lillie proceeding, on July 9, 2019, the District Court issued an order granting SEI’s Summary Judgment Motion to dismiss the remaining Section 714(B) claim and denying Plaintiffs’ Motion for Continuance of SEI and SPTC’s Motion for Summary Judgment pursuant to Rule 56(d). On July 17, 2019, Plaintiffs filed a Motion for Reconsideration and/or New Trial. The Court denied Plaintiffs’ Motion for Reconsideration and/or New Trial and entered a Final Judgment in favor of SEI and SPTC on August 15, 2019. On August 27, 2019, Plaintiffs-Appellants filed a Notice of Appeal to the United States Court of Appeals for the Fifth Circuit of the District Court's dismissal of the Lillie matter. On November 20, 2019, Plaintiffs-Appellants filed a Motion in Support of the Notice of Appeal. On January 17, 2020, SEI and SPTC timely filed their brief in opposition to the Plaintiffs-Appellants' motion for appeal. On February 7, 2020, Plaintiffs- Appellants filed their reply brief. The parties are currently waiting for oral argument to be scheduled.
With respect to the Ahders proceeding, on July 16, 2019, SEI and SPTC filed a Motion for Summary Judgment pursuant to Rule 56(d) to have the remaining Section 714(B) claim dismissed. On January 24, 2020, the District Court issued an order granting SEI’s Summary Judgment Motion to dismiss the remaining Section 714(B) claim. On March 17, 2020, Plaintiffs-Appellants filed a Notice of Appeal to the United States Court of Appeals for the Fifth Circuit of the District Court's dismissal of the Ahders matter. Similar to the Lillie matter, all motions and briefs in support of the parties’ positions have been filed and the parties are currently waiting for oral argument to be scheduled.

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
Following various procedural actions, including an amendment of the Company’s complaint to include additional breach of contract claims, SS&C and Advent filed a motion to dismiss the Company’s compliant. The oral argument regarding the motion to dismiss is currently scheduled for July 30, 2020.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(e) Our Board of Directors has authorized the repurchase of up to $4.428 billion worth of our common stock through multiple authorizations. Currently, there is no expiration date for our common stock repurchase program.
Information regarding the repurchase of common stock during the three months ended June 30, 2020 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 2020	—	$—	—	$240,097,000
May 2020	612,000	51.26	612,000	208,710,000
June 2020	1,030,000	56.39	1,030,000	150,627,000
Total	1,642,000	$54.48	1,642,000

Item 6. Exhibits.
The following is a list of exhibits filed as part of the Form 10-Q.

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32	Section 1350 Certifications.

99.1	Press release dated July 22, 2020 of SEI Investments Company related to the Company's financial and operating results for the second quarter ended June 30, 2020.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEI INVESTMENTS COMPANY

Date:	July 28, 2020	By:	/s/ Dennis J. McGonigle
Dennis J. McGonigle
Chief Financial Officer