Form 10-Q
period 2020-09-30
SEI INVESTMENTS CO
filed 2020-10-26
CIK 350894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q
________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, as of the close of business on October 21, 2020:

Common Stock, $0.01 par value	144,569,885

SEI INVESTMENTS COMPANY

PART I.        FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements.

SEI Investments Company
Consolidated Balance Sheets
(unaudited)
(In thousands, except par value)

	September 30, 2020	December 31, 2019
Assets
Current Assets:
Cash and cash equivalents	$767,698	$841,446
Restricted cash	3,101	3,101
Receivables from investment products	51,644	54,165
Receivables, net of allowance for doubtful accounts of $1,310 and $1,201	378,170	340,358
Securities owned	35,820	33,486
Other current assets	38,475	32,289
Total Current Assets	1,274,908	1,304,845
Property and Equipment, net of accumulated depreciation of $370,072 and $353,453	180,531	160,859
Operating Lease Right-of-Use Assets	38,945	42,789
Capitalized Software, net of accumulated amortization of $479,159 and $442,677	278,226	296,068
Available for Sale and Equity Securities	116,564	116,917
Investments in Affiliated Funds, at fair value	5,207	5,988
Investment in Unconsolidated Affiliate	33,117	67,413
Goodwill	64,489	64,489
Intangible Assets, net of accumulated amortization of $11,536 and $8,773	25,225	27,987
Deferred Contract Costs	33,833	30,991
Deferred Income Taxes	2,065	2,822
Other Assets, net	32,507	30,202
Total Assets	$2,085,617	$2,151,370
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Balance Sheets
(unaudited)
(In thousands, except par value)

	September 30, 2020	December 31, 2019
Liabilities and Equity
Current Liabilities:
Accounts payable	$13,038	$4,423
Accrued liabilities	223,217	272,801
Current portion of long-term operating lease liabilities	8,445	9,156
Deferred revenue	5,815	7,185
Total Current Liabilities	250,515	293,565
Long-term Income Taxes Payable	803	803
Deferred Income Taxes	47,578	55,722
Long-term Operating Lease Liabilities	34,768	38,450
Other Long-term Liabilities	22,520	24,052
Total Liabilities	356,184	412,592
Commitments and Contingencies
Shareholders' Equity:
Common stock, $0.01 par value, 750,000 shares authorized; 144,491 and 149,745 shares issued and outstanding	1,445	1,497
Capital in excess of par value	1,174,142	1,158,900
Retained earnings	581,244	601,885
Accumulated other comprehensive loss, net	(27,398)	(23,504)
Total Shareholders' Equity	1,729,433	1,738,778
Total Liabilities and Shareholders' Equity	$2,085,617	$2,151,370
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Statements of Operations
(unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Asset management, administration and distribution fees	$339,609	$330,943	$992,039	$969,812
Information processing and software servicing fees	85,318	85,311	248,296	256,848
Total revenues	424,927	416,254	1,240,335	1,226,660
Expenses:
Subadvisory, distribution and other asset management costs	45,126	44,978	134,645	134,960
Software royalties and other information processing costs	6,992	7,198	21,828	22,719
Compensation, benefits and other personnel	134,795	130,579	391,607	386,913
Stock-based compensation	6,467	5,453	20,458	15,555
Consulting, outsourcing and professional fees	57,949	48,789	168,350	144,325
Data processing and computer related	24,437	22,338	71,647	65,514
Facilities, supplies and other costs	16,679	15,926	47,448	51,771
Amortization	13,200	12,947	39,417	38,407
Depreciation	7,945	7,409	23,058	22,162
Total expenses	313,590	295,617	918,458	882,326
Income from operations	111,337	120,637	321,877	344,334
Net gain (loss) from investments	776	611	(1,310)	2,121
Interest and dividend income	1,009	4,167	5,582	12,737
Interest expense	(153)	(154)	(456)	(477)
Equity in earnings of unconsolidated affiliate	28,305	37,609	86,488	112,758
Income before income taxes	141,274	162,870	412,181	471,473
Income taxes	30,178	30,702	90,777	98,784
Net income	$111,096	$132,168	$321,404	$372,689
Basic earnings per common share	$0.76	$0.88	$2.18	$2.45
Shares used to compute basic earnings per share	145,812	150,855	147,586	152,009
Diluted earnings per common share	$0.75	$0.86	$2.14	$2.40
Shares used to compute diluted earnings per share	147,907	154,227	149,958	155,311
Dividends declared per common share	$—	$—	$0.35	$0.33
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Statements of Comprehensive Income
(unaudited)
(In thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
Net income		$111,096		$132,168		$321,404		$372,689
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments		7,085		(5,207)		(5,051)		(4,687)
Unrealized (loss) gain on investments:
Unrealized (losses) gains during the period, net of income taxes of $154, $(27), $(218) and $(497)	(542)		71		702		1,633
Reclassification adjustment for losses realized in net income, net of income taxes of $(63), $(23), $(126) and $(73)	238	(304)	96	167	455	1,157	274	1,907
Total other comprehensive income (loss), net of tax		6,781		(5,040)		(3,894)		(2,780)
Comprehensive income		$117,877		$127,128		$317,510		$369,909
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Statements of Changes in Equity
(unaudited)
(In thousands)

	Shares of Common Stock	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	For the Three Months Ended September 30, 2020
Balance, July 1, 2020	146,445	$1,464	$1,174,411	$566,929	$(34,179)	$1,708,625
Net income	—	—	—	111,096	—	111,096
Other comprehensive income	—	—	—	—	6,781	6,781
Purchase and retirement of common stock	(2,110)	(22)	(11,939)	(96,781)	—	(108,742)
Issuance of common stock under employee stock purchase plan	26	1	1,152	—	—	1,153
Issuance of common stock upon exercise of stock options	130	2	4,051	—	—	4,053
Stock-based compensation	—	—	6,467	—	—	6,467
Balance, September 30, 2020	144,491	$1,445	$1,174,142	$581,244	$(27,398)	$1,729,433

	Shares of Common Stock	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	For the Three Months Ended September 30, 2019
Balance, July 1, 2019	150,955	$1,509	$1,122,068	$541,664	$(30,740)	$1,634,501
Net income	—	—	—	132,168	—	132,168
Other comprehensive loss	—	—	—	—	(5,040)	(5,040)
Purchase and retirement of common stock	(1,400)	(15)	(7,469)	(73,883)	—	(81,367)
Issuance of common stock under employee stock purchase plan	21	1	998	—	—	999
Issuance of common stock upon exercise of stock options	646	7	16,586	—	—	16,593
Stock-based compensation	—	—	5,453	—	—	5,453
Balance, September 30, 2019	150,222	$1,502	$1,137,636	$599,949	$(35,780)	$1,703,307
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Statements of Changes in Equity
(unaudited)
(In thousands)

	Shares of Common Stock	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	For the Nine Months Ended September 30, 2020
Balance, January 1, 2020	149,745	$1,497	$1,158,900	$601,885	$(23,504)	$1,738,778
Net income	—	—	—	321,404	—	321,404
Other comprehensive loss	—	—	—	—	(3,894)	(3,894)
Purchase and retirement of common stock	(6,185)	(62)	(34,999)	(290,583)	—	(325,644)
Issuance of common stock under employee stock purchase plan	73	1	3,400	—	—	3,401
Issuance of common stock upon exercise of stock options	858	9	26,383	—	—	26,392
Stock-based compensation	—	—	20,458	—	—	20,458
Dividends declared ($0.35 per share)	—	—	—	(51,462)	—	(51,462)
Balance, September 30, 2020	144,491	$1,445	$1,174,142	$581,244	$(27,398)	$1,729,433

	Shares of Common Stock	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	For the Nine Months Ended September 30, 2019
Balance, January 1, 2019	153,634	$1,536	$1,106,641	$517,970	$(33,000)	$1,593,147
Net income	—	—	—	372,689	—	372,689
Other comprehensive loss	—	—	—	—	(2,780)	(2,780)
Purchase and retirement of common stock	(4,950)	(50)	(26,408)	(240,726)	—	(267,184)
Issuance of common stock under employee stock purchase plan	77	1	3,391	—	—	3,392
Issuance of common stock upon exercise of stock options	1,461	15	38,457	—	—	38,472
Stock-based compensation	—	—	15,555	—	—	15,555
Dividends declared ($0.33 per share)	—	—	—	(49,984)	—	(49,984)
Balance, September 30, 2019	150,222	$1,502	$1,137,636	$599,949	$(35,780)	$1,703,307
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Condensed Statements of Cash Flows
(unaudited)
(In thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$321,404	$372,689
Adjustments to reconcile net income to net cash provided by operating activities (See Note 1)	75,120	8,846
Net cash provided by operating activities	396,524	381,535
Cash flows from investing activities:
Additions to property and equipment	(43,113)	(30,515)
Additions to capitalized software	(18,640)	(26,821)
Purchases of marketable securities	(114,407)	(126,030)
Prepayments and maturities of marketable securities	112,575	137,783
Sales of marketable securities	842	—
Other investing activities	(1,500)	2,538
Net cash used in investing activities	(64,243)	(43,045)
Cash flows from financing activities:
Payment of contingent consideration	(633)	—
Purchase and retirement of common stock	(327,079)	(262,861)
Proceeds from issuance of common stock	29,793	41,864
Payment of dividends	(103,914)	(100,745)
Net cash used in financing activities	(401,833)	(321,742)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4,196)	(3,878)
Net (decrease) increase in cash, cash equivalents and restricted cash	(73,748)	12,870
Cash, cash equivalents and restricted cash, beginning of period	844,547	758,039
Cash, cash equivalents and restricted cash, end of period	$770,799	$770,909

Non-cash operating activities:
Operating lease right-of-use assets and net lease liabilities recorded upon adoption of ASC 842	$—	$44,169
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
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain financial information and accompanying note disclosure normally included in the Company’s Annual Report on Form 10-K have been condensed or omitted. The interim financial information is unaudited but reflects all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position of the Company as of September 30, 2020, the results of operations for the three and nine months ended September 30, 2020 and 2019, and cash flows for the nine-months ended September 30, 2020 and 2019. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
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
In accordance with ASC 326, the Company evaluated its receivable balances for credit risk based upon the source of revenue, its ability to collect fees directly from investment products or directly from assets in the client's account, a review of actual historical credit losses, and the potential for expected credit loss from its current client base. The Company has no meaningful historical credit loss data and a very limited amount of losses pertaining directly to a client's inability to satisfy its receivable balance even during periods of economic distress. The credit loss reserve recognized by the Company through the implementation of ASC 326 during the nine months ended September 30, 2020 was immaterial.
The Company also adopted the requirements of ASU 2017-04, Simplifying the Test for Goodwill Impairment (ASU 2017-04) on January 1, 2020. The adoption of ASU 2017-04 did not have a material impact on the Company's consolidated financial statements and related disclosures.
With the exception of the adoption of ASC 326 and ASU 2017-04, there have been no other significant changes in significant accounting policies during the nine months ended September 30, 2020 as compared to the significant accounting policies described in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

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
The Company is a party to expense limitation agreements with certain SEI-sponsored money market funds subject to Rule 2a-7 of the Investment Company Act of 1940 which establish a maximum level of ordinary operating expenses incurred by the fund in any fiscal year including, but not limited to, fees of the administrator or its affiliates. Under the terms of these agreements, the Company waived $8,575 and $6,390 in fees during the three months ended September 30, 2020 and 2019, respectively. During the nine months ended September 30, 2020 and 2019, the Company waived $24,930 and $21,091, respectively, in fees.
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
Cash and Cash Equivalents
Cash and cash equivalents includes $305,382 and $414,581 at September 30, 2020 and December 31, 2019, respectively, primarily invested in SEI-sponsored open-ended money market mutual funds.
Restricted Cash
Restricted cash includes $3,000 at September 30, 2020 and December 31, 2019 segregated for regulatory purposes related to trade-execution services conducted by SEI Investments (Europe) Limited. Restricted cash also includes $101 at September 30, 2020 and December 31, 2019 segregated in special reserve accounts for the benefit of customers of the Company’s broker-dealer subsidiary, SEI Investments Distribution Co. (SIDCO), in accordance with certain rules established by the Securities and Exchange Commission (SEC) for broker-dealers.
Capitalized Software
The Company capitalized $18,640 and $26,821 of software development costs during the nine months ended September 30, 2020 and 2019, respectively. The Company's software development costs primarily relate to significant enhancements to the SEI Wealth PlatformSM (SWP). The Company capitalized $17,208 and $26,029 of software development costs for significant enhancements to SWP during the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, the net book value of SWP was $264,085. The net book value includes $63,066 of capitalized software development costs in-progress associated with future releases of SWP. Capitalized software development costs in-progress associated with future releases of SWP were $55,332 as of December 31, 2019. SWP has a weighted average remaining life of 8.5 years. Amortization expense for SWP was $32,576 and $31,567 during the nine months ended September 30, 2020 and 2019, respectively.

Earnings per Share
The calculations of basic and diluted earnings per share for the three and nine months ended September 30, 2020 and 2019 are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$111,096	$132,168	$321,404	$372,689
Shares used to compute basic earnings per common share	145,812,000	150,855,000	147,586,000	152,009,000
Dilutive effect of stock options	2,095,000	3,372,000	2,372,000	3,302,000
Shares used to compute diluted earnings per common share	147,907,000	154,227,000	149,958,000	155,311,000
Basic earnings per common share	$0.76	$0.88	$2.18	$2.45
Diluted earnings per common share	$0.75	$0.86	$2.14	$2.40
During the three months ended September 30, 2020 and 2019, employee stock options to purchase 8,813,000 and 6,239,000 shares of common stock with an average exercise price of $57.98 and $54.91, respectively, were outstanding but not included in the computation of diluted earnings per common share. During the nine months ended September 30, 2020 and 2019, employee stock options to purchase 8,342,000 and 6,269,000 shares of common stock with an average exercise price of $58.18 and $54.84, respectively, were outstanding but not included in the computation of diluted earnings per common share. These options for the three and nine month periods were not included in the computation of diluted earnings per common share because either the performance conditions have not been satisfied or would not have been satisfied if the reporting date was the end of the contingency period or the options' exercise price was greater than the average market price of the Company’s common stock and the effect on diluted earnings per common share would have been anti-dilutive.
New Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (FASB) issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12). The standard removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for the Company beginning in the first quarter of 2021. The Company does not believe the adoption of ASU 2019-12 will have a material impact on its consolidated financial statements and related disclosures.
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
The following table provides the details of the adjustments to reconcile net income to net cash provided by operating activities for the nine months ended September 30:

	2020	2019
Net income	$321,404	$372,689
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	23,058	22,162
Amortization	39,417	38,407
Equity in earnings of unconsolidated affiliate	(86,488)	(112,758)
Distributions received from unconsolidated affiliate	119,821	123,663
Stock-based compensation	20,458	15,555
Provision for losses on receivables	109	593
Deferred income tax expense	(7,731)	(1,405)
Net loss (gain) from investments	1,310	(2,121)
Change in other long-term liabilities	(4,442)	2,077
Change in other assets	(965)	(56)
Contract costs capitalized, net of amortization	(2,842)	(4,499)
Other	(1,053)	(721)
Change in current assets and liabilities
(Increase) decrease in
Receivables from investment products	2,521	(2,271)
Receivables	(37,921)	(34,589)
Other current assets	(6,186)	729
(Decrease) increase in
Accounts payable	8,615	(2,208)
Accrued liabilities	8,809	(34,087)
Deferred revenue	(1,370)	375
Total adjustments	75,120	8,846
Net cash provided by operating activities	$396,524	$381,535

Note 2.    Investment in Unconsolidated Affiliate
LSV Asset Management
The Company has an investment in LSV Asset Management (LSV), a registered investment advisor that provides investment advisory services primarily to institutions, including pension plans and investment companies. LSV is currently an investment sub-advisor for a limited number of SEI-sponsored investment products. The Company's partnership interest in LSV as of September 30, 2020 was 38.8%. The Company accounts for its interest in LSV using the equity method because of its less than 50% ownership. The Company’s interest in the net assets of LSV is reflected in Investment in unconsolidated affiliate on the accompanying Consolidated Balance Sheets and its interest in the earnings of LSV is reflected in Equity in earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Operations.
At September 30, 2020, the Company’s total investment in LSV was $33,117. The Company receives partnership distributions from LSV on a quarterly basis. The Company received partnership distributions from LSV of $119,821 and $123,663 in the nine months ended September 30, 2020 and 2019, respectively. As such, the Company considers these distribution payments as returns on investment rather than returns of the Company's original investment in LSV and has therefore classified the associated cash inflows as an operating activity on the Consolidated Statements of Cash Flows.

The Company’s proportionate share in the earnings of LSV was $28,305 and $37,609 during the three months ended September 30, 2020 and 2019, respectively. During the nine months ended September 30, 2020 and 2019, the Company's proportionate share in the earnings of LSV was $86,488 and $112,758, respectively.
These tables contain condensed financial information of LSV:

Condensed Statement of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$94,902	$121,232	$289,546	$365,164
Net income	70,440	96,699	220,184	289,918

Condensed Balance Sheets	September 30, 2020	December 31, 2019
Current assets	$105,712	$144,547
Non-current assets	4,484	5,048
Total assets	$110,196	$149,595

Current liabilities	$65,197	$46,828
Non-current liabilities	4,802	5,326
Partners’ capital	40,197	97,441
Total liabilities and partners’ capital	$110,196	$149,595
On April 1, 2020, LSV provided an interest in the partnership to select key employees which reduced the ownership percentage of each existing partner on a pro-rata basis. As a result, the Company's total partnership interest in LSV was reduced slightly to approximately 38.8% from approximately 38.9%.

Note 3.    Composition of Certain Financial Statement Captions
Receivables
Receivables on the accompanying Consolidated Balance Sheets consist of:

	September 30, 2020	December 31, 2019
Trade receivables	$106,316	$86,043
Fees earned, not billed	259,942	240,239
Other receivables	13,222	15,277
	379,480	341,559
Less: Allowance for doubtful accounts	(1,310)	(1,201)
	$378,170	$340,358
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

Property and Equipment
Property and Equipment on the accompanying Consolidated Balance Sheets consists of:

	September 30, 2020	December 31, 2019
Buildings	$162,999	$162,882
Equipment	134,827	123,945
Land	10,830	10,830
Purchased software	145,110	143,705
Furniture and fixtures	20,726	18,835
Leasehold improvements	20,712	20,700
Construction in progress	55,399	33,415
	550,603	514,312
Less: Accumulated depreciation	(370,072)	(353,453)
Property and Equipment, net	$180,531	$160,859
The Company recognized $23,058 and $22,162 in depreciation expense related to property and equipment for the nine months ended September 30, 2020 and 2019, respectively.
Deferred Contract Costs
Deferred contract costs, which primarily consist of deferred sales commissions, were $33,833 and $30,991 as of September 30, 2020 and December 31, 2019, respectively. The Company deferred expenses related to contract costs of $2,521 and $4,575 during the three months ended September 30, 2020 and 2019, respectively. During the nine months ended September 30, 2020 and 2019, the Company deferred expenses related to contract costs of $7,270 and $7,673, respectively. Amortization expense related to deferred contract costs were $4,428 and $3,174 during the nine months ended September 30, 2020 and 2019, respectively, and are included in Compensation, benefits and other personnel on the accompanying Consolidated Statements of Operations. There was no impairment loss in relation to deferred contract costs during the nine months ended September 30, 2020.
Accrued Liabilities
Accrued liabilities on the accompanying Consolidated Balance Sheets consist of:

	September 30, 2020	December 31, 2019
Accrued employee compensation	$75,745	$96,991
Accrued employee benefits and other personnel	13,870	9,222
Accrued consulting, outsourcing and professional fees	31,167	28,610
Accrued sub-advisory, distribution and other asset management fees	54,157	46,245
Accrued dividend payable	—	52,452
Other accrued liabilities	48,278	39,281
Total accrued liabilities	$223,217	$272,801

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
The pricing policies and procedures applied for our Level 1 and Level 2 financial assets during the nine months ended September 30, 2020 were consistent with those as described in our Annual Report on Form 10-K at December 31, 2019. The Company had no Level 3 financial assets at September 30, 2020 or December 31, 2019 that were required to be measured at fair value on a recurring basis. The Company's Level 3 financial liabilities at September 30, 2020 and December 31, 2019 consist entirely of the estimated contingent consideration resulting from an acquisition (See Note 12). The fair value of the contingent consideration was determined using a Monte-Carlo simulation model. Key assumptions for the Monte-Carlo simulation model include expected revenues, expected volatility, risk-free rate and other factors. There were no transfers of financial assets between levels within the fair value hierarchy during the nine months ended September 30, 2020.
The fair value of certain financial assets of the Company was determined using the following inputs:

		Fair Value Measurements at the End of the Reporting Period Using
Assets	September 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity securities	$11,093	$11,093	$—
Available-for-sale debt securities	105,471	—	105,471
Fixed-income securities owned	35,820	—	35,820
Investment funds sponsored by LSV (1)	5,207
	$157,591	$11,093	$141,291

		Fair Value Measurements at the End of the Reporting Period Using
Assets	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity securities	$12,119	$12,119	$—
Available-for-sale debt securities	104,798	—	104,798
Fixed-income securities owned	33,486	—	33,486
Investment funds sponsored by LSV (1)	5,988
	$156,391	$12,119	$138,284
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
Cash Equivalents
The Company's investments in money market funds and commercial paper classified as cash equivalents had a fair value of $412,663 and $543,765 at September 30, 2020 and December 31, 2019, respectively. There were no material unrealized or realized gains or losses from these investments during the nine months ended September 30, 2020 and 2019. The Company's investments in money market funds and commercial paper are Level 1 assets.
Available for Sale and Equity Securities
Available For Sale and Equity Securities on the accompanying Consolidated Balance Sheets consist of:

	At September 30, 2020
	Cost Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-sale debt securities	$103,365	$2,106	$—	$105,471
SEI-sponsored mutual funds	6,793	63	(277)	6,579
Equities and other mutual funds	3,605	909	—	4,514
	$113,763	$3,078	$(277)	$116,564

	At December 31, 2019
	Cost Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-sale debt securities	$104,193	$605	$—	$104,798
SEI-sponsored mutual funds	7,564	125	(39)	7,650
Equities and other mutual funds	3,637	832	—	4,469
	$115,394	$1,562	$(39)	$116,917
Net unrealized gains at September 30, 2020 of the Company's available-for-sale debt securities were $1,622 (net of income tax expense of $484). Net unrealized gains at December 31, 2019 of the Company's available-for-sale debt securities were $465 (net of income tax expense of $140). These net unrealized gains are reported as a separate component of Accumulated other comprehensive loss on the accompanying Consolidated Balance Sheets.
There were gross realized losses of $582 and $347 from available-for-sale debt securities during the nine months ended September 30, 2020 and 2019, respectively. There were no gross realized gains from available-for-sale debt securities during the nine months ended September 30, 2020 and 2019. Realized losses from available-for-sale debt securities, including amounts reclassified from accumulated comprehensive loss, are reflected in Net gain (loss) from investments on the accompanying Consolidated Statements of Operations.
There were gross realized gains of $254 and gross realized losses of $250 from mutual funds and equities during the nine months ended September 30, 2020. Gains and losses from mutual funds and equities during the nine months ended September 30, 2019 were immaterial. Gains and losses from mutual funds and equities are reflected in Net gain (loss) from investments on the accompanying Consolidated Statements of Operations.
Investments in Affiliated Funds
The Company has an investment in funds sponsored by LSV. The Company records this investment on the accompanying Consolidated Balance Sheets at fair value. Unrealized gains and losses from the change in fair value of these funds are recognized in Net gain (loss) from investments on the accompanying Consolidated Statements of Operations.
The investment primarily consists of U.S. dollar denominated funds that invest primarily in securities of Canadian, Australian and Japanese companies as well as various other global securities. The underlying securities held by the funds are translated into U.S. dollars within the funds. The funds had a fair value of $5,207 and $5,988 at September 30, 2020 and December 31, 2019, respectively. The Company recognized unrealized gains of $458 and $99 during the three months ended September 30, 2020 and 2019, respectively, from the change in fair value of the funds. The Company recognized unrealized losses of $781 and unrealized gains of $646 during the nine months ended September 30, 2020 and 2019, respectively, from the change in fair value of the funds.

Securities Owned
The Company’s broker-dealer subsidiary, SIDCO, has investments in U.S. government agency securities with maturity dates less than one year. These investments are reflected as Securities owned on the accompanying Consolidated Balance Sheets. Due to specialized accounting practices applicable to investments by broker-dealers, the securities are reported at fair value and changes in fair value are recorded in current period earnings. The securities had a fair value of $35,820 and $33,486 at September 30, 2020 and December 31, 2019, respectively. There were no material net gains or losses related to the securities during the three and nine months ended September 30, 2020 and 2019.

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
As of September 30, 2020, the Company had outstanding letters of credit of $11,553 under the Credit Facility. These letters of credit were issued primarily for the expansion of the Company's headquarters and are scheduled to expire during the remainder of 2020. The amount of the Credit Facility that is available for general corporate purposes as of September 30, 2020 was $288,447.
The Company was in compliance with all covenants of the Credit Facility during the nine months ended September 30, 2020.

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

The Company recognized stock-based compensation expense in its Consolidated Financial Statements in the three and nine months ended September 30, 2020 and 2019, respectively, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock-based compensation expense	$6,467	$5,453	$20,458	$15,555
Less: Deferred tax benefit	(1,229)	(1,042)	(3,932)	(2,959)
Stock-based compensation expense, net of tax	$5,238	$4,411	$16,526	$12,596
In September 2020, the Company revised its estimate of when some vesting targets are expected to be achieved which resulted in the amount of stock-based compensation expense to be spread out over a longer period than its initial estimate made at December 31, 2019. This change in management's estimate did not result in a material change to the Company's stock-based compensation expense recognized during the three or nine month periods ended September 30, 2020.
As of September 30, 2020, there was approximately $59,056 of unrecognized compensation cost remaining related to unvested employee stock options that management expects will vest and is being amortized.
The Company issues new common shares associated with the exercise of stock options. The total intrinsic value of options exercised during the nine months ended September 30, 2020 was $25,788. The total options exercisable as of September 30, 2020 had an intrinsic value of $96,715. The total intrinsic value for options exercisable is calculated as the difference between the market value of the Company’s common stock as of September 30, 2020 and the weighted average exercise price of the options. The market value of the Company’s common stock as of September 30, 2020 was $50.72 as reported by the Nasdaq Stock Market, LLC. The weighted average exercise price of the options exercisable as of September 30, 2020 was $38.11. Total options that were outstanding as of September 30, 2020 were 14,767,000. Total options that were exercisable as of September 30, 2020 were 7,352,000.
Common Stock Buyback
The Company’s Board of Directors, under multiple authorizations, has authorized the repurchase of the Company’s common stock on the open market or through private transactions. The Company purchased 6,185,000 shares at a total cost of $325,644 during the nine months ended September 30, 2020, which reduced the total shares outstanding of common stock. The cost of stock purchases during the period includes the cost of certain transactions that settled in the following quarter. As of September 30, 2020, the Company had approximately $41,885 of authorization remaining for the purchase of common stock under the program. On October 20, 2020 the Company's Board of Directors approved an increase in the stock repurchase program by an additional $250,000, increasing the available authorization to approximately $291,885.
The Company immediately retires its common stock when purchased. Upon retirement, the Company reduces Capital in excess of par value for the average capital per share outstanding and the remainder is charged against Retained earnings. If the Company reduces its Retained earnings to zero, any subsequent purchases of common stock will be charged entirely to Capital in excess of par value.
Cash Dividend
On June 3, 2020, the Board of Directors declared a cash dividend of $0.35 per share on the Company's common stock, which was paid on June 23, 2020, to shareholders of record on June 15, 2020. Cash dividends declared during the nine months ended September 30, 2020 and 2019 were $51,462 and $49,984, respectively.

Note 8.    Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss, net of tax, are as follows:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Investments	Accumulated Other Comprehensive Loss
Balance, January 1, 2020	$(23,969)	$465	$(23,504)

Other comprehensive loss before reclassifications	(5,051)	702	(4,349)
Amounts reclassified from accumulated other comprehensive loss	—	455	455
Net current-period other comprehensive loss	(5,051)	1,157	(3,894)

Balance, September 30, 2020	$(29,020)	$1,622	$(27,398)

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
The information in the following tables is derived from the Company’s internal financial reporting used for corporate management purposes. There are no inter-segment revenues for the three and nine months ended September 30, 2020 and 2019. Management evaluates Company assets on a consolidated basis during interim periods. The accounting policies of the reportable business segments are the same as those described in Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
The following tables highlight certain financial information about each of the Company’s business segments for the three months ended September 30, 2020 and 2019:

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Three Months Ended September 30, 2020
Revenues	$114,792	$103,189	$79,583	$123,846	$3,517	$424,927
Expenses	113,066	51,519	37,812	79,838	13,315	295,550
Operating profit (loss)	$1,726	$51,670	$41,771	$44,008	$(9,798)	$129,377

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Three Months Ended September 30, 2019
Revenues	$117,250	$103,033	$80,337	$112,186	$3,448	$416,254
Expenses	110,788	51,509	37,268	71,889	7,926	279,380
Operating profit (loss)	$6,462	$51,524	$43,069	$40,297	$(4,478)	$136,874

A reconciliation of the total operating profit reported for the business segments to income from operations in the Consolidated Statements of Operations for the three months ended September 30, 2020 and 2019 is as follows:

	2020	2019
Total operating profit from segments	$129,377	$136,874
Corporate overhead expenses	(18,040)	(16,237)
Income from operations	$111,337	$120,637
The following tables provide additional information for the three months ended September 30, 2020 and 2019 pertaining to our business segments:

	Capital Expenditures (1)		Depreciation
	2020	2019	2020	2019
Private Banks	$7,652	$8,018	$4,222	$3,640
Investment Advisors	3,234	4,468	1,255	1,162
Institutional Investors	698	1,070	298	393
Investment Managers	2,776	5,311	1,818	1,793
Investments in New Businesses	144	379	97	101
Total from business segments	$14,504	$19,246	$7,690	$7,089
Corporate overhead	274	663	255	320
	$14,778	$19,909	$7,945	$7,409
(1) Capital expenditures include additions to property and equipment and capitalized software.

	Amortization
	2020	2019
Private Banks	$7,505	$7,322
Investment Advisors	2,683	2,609
Institutional Investors	426	440
Investment Managers	2,343	2,334
Investments in New Businesses	186	185
Total from business segments	$13,143	$12,890
Corporate overhead	57	57
	$13,200	$12,947
The following tables highlight certain financial information about each of the Company’s business segments for the nine months ended September 30, 2020 and 2019:

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Nine Months Ended September 30, 2020
Revenues	$335,739	$299,218	$235,309	$359,815	$10,254	$1,240,335
Expenses	331,442	154,100	113,016	228,795	37,691	865,044
Operating profit (loss)	$4,297	$145,118	$122,293	$131,020	$(27,437)	$375,291

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Nine Months Ended September 30, 2019
Revenues	$351,601	$297,916	$241,559	$326,037	$9,547	$1,226,660
Expenses	329,540	154,569	115,383	209,326	20,663	829,481
Operating profit (loss)	$22,061	$143,347	$126,176	$116,711	$(11,116)	$397,179

A reconciliation of the total operating profit reported for the business segments to income from operations in the Consolidated Statements of Operations for the nine months ended September 30, 2020 and 2019 is as follows:

	2020	2019
Total operating profit from segments	$375,291	$397,179
Corporate overhead expenses	(53,414)	(52,845)
Income from operations	$321,877	$344,334
The following tables provide additional information for the nine months ended September 30, 2020 and 2019 pertaining to our business segments:

	Capital Expenditures (1)		Depreciation
	2020	2019	2020	2019
Private Banks	$24,211	$25,240	$12,069	$10,774
Investment Advisors	12,427	12,973	3,578	3,506
Institutional Investors	3,085	2,990	901	1,212
Investment Managers	19,067	13,535	5,499	5,384
Investments in New Businesses	894	964	243	302
Total from business segments	$59,684	$55,702	$22,290	$21,178
Corporate Overhead	2,069	1,634	768	984
	$61,753	$57,336	$23,058	$22,162
(1) Capital expenditures include additions to property and equipment and capitalized software.

	Amortization
	2020	2019
Private Banks	$22,390	$21,680
Investment Advisors	7,999	7,682
Institutional Investors	1,280	1,300
Investment Managers	7,020	7,019
Investments in New Businesses	556	555
Total from business segments	$39,245	$38,236
Corporate Overhead	172	171
	$39,417	$38,407

Note 10.    Income Taxes
The gross liability for unrecognized tax benefits at September 30, 2020 and December 31, 2019 was $16,348 and $15,356, respectively, exclusive of interest and penalties, of which $16,104 and $15,194 would affect the effective tax rate if the Company were to recognize the tax benefit.
The Company classifies interest and penalties on unrecognized tax benefits as income tax expense. As of September 30, 2020 and December 31, 2019, the combined amount of accrued interest and penalties related to tax positions taken on tax returns was $2,212 and $1,962, respectively.

	September 30, 2020	December 31, 2019
Gross liability for unrecognized tax benefits, exclusive of interest and penalties	$16,348	$15,356
Interest and penalties on unrecognized benefits	2,212	1,962
Total gross uncertain tax positions	$18,560	$17,318
Amount included in Current liabilities	$3,986	$4,896
Amount included in Other long-term liabilities	14,574	12,422
	$18,560	$17,318

The Company's effective income tax rate for the three and nine months ended September 30, 2020 and 2019 differs from the federal income tax statutory rate due to the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Statutory rate	21.0%	21.0%	21.0%	21.0%
State taxes, net of federal tax benefit	3.3	2.6	3.2	2.6
Foreign tax expense and tax rate differential	(0.2)	(0.3)	(0.1)	(0.2)
Tax benefit from stock option exercises	(0.4)	(2.2)	(1.0)	(1.5)
Expiration of the statute of limitations	(1.3)	(1.2)	(0.5)	(0.4)
Provision-to-return adjustment	(0.4)	(0.6)	(0.1)	(0.2)
Other, net	(0.6)	(0.4)	(0.5)	(0.3)
	21.4%	18.9%	22.0%	21.0%
The increase in the Company's effective tax rate for the three and nine months ended September 30, 2020 was primarily due to decreased tax benefits related to the lower volume of stock option exercises in 2020 compared to the prior year periods as well as an increase in the state effective tax rate.
The Company files income tax returns in the United States on a consolidated basis and in many U.S. state and foreign jurisdictions. The Company is subject to examination of income tax returns by the Internal Revenue Service (IRS) and other domestic and foreign tax authorities. The Company is no longer subject to U.S. federal income tax examination for years before 2017 and is no longer subject to state, local or foreign income tax examinations by authorities for years before 2015.
The Company estimates it will recognize $3,986 of gross unrecognized tax benefits. This amount is expected to be paid within one year or to be removed at the expiration of the statute of limitations and resolution of income tax audits and is netted against the current payable account. These unrecognized tax benefits are related to tax positions taken on certain federal, state, and foreign tax returns. However, the timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. While it is reasonably possible that some issues under examination could be resolved in the next twelve months, based upon the current facts and circumstances, the Company cannot reasonably estimate the timing of such resolution or the total range of potential changes as it relates to the current unrecognized tax benefits that are recorded as part of the Company’s financial statements.

Note 11.    Commitments and Contingencies
In the ordinary course of business, the Company from time to time enters into contracts containing indemnification obligations of the Company. These obligations may require the Company to make payments to another party upon the occurrence of certain events including the failure by the Company to meet its performance obligations under the contract. These contractual indemnification provisions are often standard contractual terms of the nature customarily found in the type of contracts entered into by the Company. In many cases, there are no stated or notional amounts included in the indemnification provisions. There are no amounts reflected on the Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019 related to these indemnifications.
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
Following various procedural actions, including an amendment of the Company’s complaint to include additional breach of contract claims, SS&C and Advent filed a motion to dismiss the Company’s compliant. The oral argument regarding the motion to dismiss has occurred. The Court has not yet issued its judgment in the matter.
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

Note 12.    Goodwill and Intangible Assets
On April 2, 2018, the Company acquired all ownership interests of Huntington Steele, LLC (Huntington Steele). The total purchase price was allocated to Huntington Steele’s net tangible and intangible assets based upon their estimated fair values at the date of purchase. The excess purchase price over the value of the identifiable intangible assets was recorded as goodwill. The total amount of goodwill from this transaction amounted to $11,499 and is included on the accompanying Consolidated Balance Sheets. The total purchase price for Huntington Steele included a contingent purchase price payable to the sellers upon the attainment of specified financial measures determined at various intervals occurring between 2019 and 2023. The Company made payments of $433 and $633 during 2019 and the nine months ended September 30, 2020, respectively, to the sellers and recorded a fair value adjustment related to the contingent consideration. As of September 30, 2020, the current portion of the contingent consideration of $3,577 is included in Accrued liabilities on the accompanying Balance Sheet. The long-term portion of the contingent consideration of $8,045 is included in Other long-term liabilities on the accompanying Balance Sheet.
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
There were no changes to the Company's goodwill during the nine months ended September 30, 2020.
The Company recognized $2,763 of amortization expense related to the intangible assets acquired through the acquisitions of Huntington Steele and Archway during the nine months ended September 30, 2020 and 2019.

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
Disaggregation of Revenue
The following tables provide additional information pertaining to our revenues disaggregated by major product line and primary geographic market based on the location of the use of the products or services for each of the Company’s business segments for the three months ended September 30, 2020 and 2019:

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
Major Product Lines:	For the Three Months Ended September 30, 2020
Investment management fees from pooled investment products	$32,256	$68,287	$13,417	$180	$356	$114,496
Investment management fees from investment management agreements	421	29,761	65,811	—	3,041	99,034
Investment operations fees	446	—	—	113,037	—	113,483
Investment processing fees - PaaS	47,393	—	—	—	—	47,393
Investment processing fees - SaaS	27,567	—	—	3,479	—	31,046
Professional services fees	5,663	—	—	2,016	—	7,679
Account fees and other	1,046	5,141	355	5,134	120	11,796
Total revenues	$114,792	$103,189	$79,583	$123,846	$3,517	$424,927

Primary Geographic Markets:
United States	$74,633	$103,189	$62,699	$116,196	$3,517	$360,234
United Kingdom	25,234	—	12,930	—	—	38,164
Canada	10,596	—	1,298	—	—	11,894
Ireland	4,329	—	2,526	7,650	—	14,505
Other	—	—	130	—	—	130
Total revenues	$114,792	$103,189	$79,583	$123,846	$3,517	$424,927

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
Major Product Lines:	For the Three Months Ended September 30, 2019
Investment management fees from pooled investment products	$34,074	$72,150	$13,602	$161	$323	$120,310
Investment management fees from investment management agreements	314	26,240	66,373	—	3,099	96,026
Investment operations fees	434	—	—	102,543	—	102,977
Investment processing fees - PaaS	43,462	—	—	—	—	43,462
Investment processing fees - SaaS	34,018	—	—	2,789	—	36,807
Professional services fees	3,533	—	—	1,398	—	4,931
Account fees and other	1,415	4,643	362	5,295	26	11,741
Total revenues	$117,250	$103,033	$80,337	$112,186	$3,448	$416,254

Primary Geographic Markets:
United States	$76,864	$103,033	$63,405	$104,859	$3,448	$351,609
United Kingdom	24,604	—	12,717	—	—	37,321
Canada	10,985	—	1,743	—	—	12,728
Ireland	4,797	—	2,310	7,327	—	14,434
Other	—	—	162	—	—	162
Total revenues	$117,250	$103,033	$80,337	$112,186	$3,448	$416,254

The following tables provide additional information pertaining to our revenues disaggregated by major product line and primary geographic market based on the location of the use of the products or services for each of the Company’s business segments for the nine months ended September 30, 2020 and 2019:

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
Major Product Lines:	For the Nine Months Ended September 30, 2020
Investment management fees from pooled investment products	$95,407	$200,718	$39,628	$536	$1,063	$337,352
Investment management fees from investment management agreements	1,060	83,726	194,445	—	8,912	288,143
Investment operations fees	1,359	—	—	328,316	—	329,675
Investment processing fees - PaaS	137,737	—	—	—	—	137,737
Investment processing fees - SaaS	84,783	—	—	10,122	—	94,905
Professional services fees	11,535	—	—	4,674	—	16,209
Account fees and other	3,858	14,774	1,236	16,167	279	36,314
Total revenues	$335,739	$299,218	$235,309	$359,815	$10,254	$1,240,335

Primary Geographic Markets:
United States	$220,254	$299,218	$185,202	$335,776	$10,254	$1,050,704
United Kingdom	71,938	—	38,034	—	—	109,972
Canada	30,723	—	4,327	—	—	35,050
Ireland	12,824	—	7,321	24,039	—	44,184
Other	—	—	425	—	—	425
Total revenues	$335,739	$299,218	$235,309	$359,815	$10,254	$1,240,335

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
Major Product Lines:	For the Nine Months Ended September 30, 2019
Investment management fees from pooled investment products	$100,498	$208,860	$41,062	$550	$957	$351,927
Investment management fees from investment management agreements	1,299	75,526	199,620	—	8,510	284,955
Investment operations fees	1,172	—	—	297,342	—	298,514
Investment processing fees - PaaS	130,529	—	—	—	—	130,529
Investment processing fees - SaaS	103,502	—	—	7,931	—	111,433
Professional services fees	9,896	—	—	4,363	—	14,259
Account fees and other	4,705	13,530	877	15,851	80	35,043
Total revenues	$351,601	$297,916	$241,559	$326,037	$9,547	$1,226,660

Primary Geographic Markets:
United States	$229,207	$297,916	$189,383	$304,711	$9,547	$1,030,764
United Kingdom	75,649	—	39,323	—	—	114,972
Canada	32,527	—	5,178	—	—	37,705
Ireland	14,218	—	6,977	21,326	—	42,521
Other	—	—	698	—	—	698
Total revenues	$351,601	$297,916	$241,559	$326,037	$9,547	$1,226,660
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

Overview
Consolidated Summary
SEI is a leading global provider of technology-driven wealth and investment management solutions. We deliver comprehensive platforms, services and infrastructure – encompassing investment processing, investment operations and investment management – to help wealth managers, financial advisors, investment managers, institutional and private investors create and manage wealth. Investment processing fees are earned as either monthly fees for contracted services or as a percentage of the market value of our clients' assets processed on our platforms. Investment operations and investment management fees are earned as a percentage of assets under management, administration or advised assets (See Note 13 to the Consolidated Financial Statements for more information pertaining to our revenues). As of September 30, 2020, through our subsidiaries and partnerships in which we have a significant interest, we manage, advise or administer $1.1 trillion in hedge, private equity, mutual fund and pooled or separately managed assets, including $330.2 billion in assets under management and $754.5 billion in client assets under administration. Our affiliate, LSV Asset Management (LSV), manages $82.1 billion of assets which are included as assets under management.
Our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019 were:

	Three Months Ended September 30,		Percent Change*	Nine Months Ended September 30,		Percent Change*
	2020	2019		2020	2019
Revenues	$424,927	$416,254	2%	$1,240,335	$1,226,660	1%
Expenses	313,590	295,617	6%	918,458	882,326	4%
Income from operations	111,337	120,637	(8)%	321,877	344,334	(7)%
Net gain (loss) from investments	776	611	27%	(1,310)	2,121	NM
Interest income, net of interest expense	856	4,013	(79)%	5,126	12,260	(58)%
Equity in earnings from unconsolidated affiliate	28,305	37,609	(25)%	86,488	112,758	(23)%
Income before income taxes	141,274	162,870	(13)%	412,181	471,473	(13)%
Income taxes	30,178	30,702	(2)%	90,777	98,784	(8)%
Net income	111,096	132,168	(16)%	321,404	372,689	(14)%
Diluted earnings per common share	$0.75	$0.86	(13)%	$2.14	$2.40	(11)%
* Variances noted "NM" indicate the percent change is not meaningful.
The following items had a significant impact on our financial results for the three and nine months ended September 30, 2020 and 2019:
•Revenue from Asset management, administration and distribution fees increased primarily from higher average assets under administration from positive cash flows from new and existing clients in the Investment Managers segment. Our average assets under administration increased $73.1 billion, or 12%, to $697.0 billion in the first nine months of 2020 as compared to $623.9 billion during the first nine months of 2019.
•Our average assets under management, excluding LSV, increased $8.4 billion to $236.7 billion in the first nine months of 2020 as compared to $228.3 billion during the first nine months of 2019. The increase was primarily due to market appreciation from the strong recovery of capital markets during the third quarter 2020 from the downturn caused by the emergence of the COVID-19 pandemic.
•Information processing and software servicing fees in our Private Banks segment decreased by $10.8 million during the first nine months of 2020 due to previously announced client losses.
•Our proportionate share in the earnings of LSV decreased to $86.5 million in the first nine months of 2020 as compared to $112.8 million in the first nine months of 2019 due to lower assets under management from negative cash flows from existing clients, market volatility caused by the COVID-19 pandemic and client losses.

•We continue to invest in new business opportunities such as our One SEI strategy and IT Services offering. The majority of these costs are recorded in the Investments in New Businesses segment and are included in Consulting, outsourcing and professional fees on the accompanying Consolidated Statements of Operations.
•Our operating expenses in our Investment Managers segment increased primarily due to higher personnel costs to service new clients.
•Travel and promotional-related expenses declined by $11.9 million during the first nine months of 2020 as our sales and client relationship personnel adapted to COVID-19 restrictions.
•We capitalized $17.2 million in the first nine months of 2020 for the SEI Wealth Platform as compared to $26.0 million in the first nine months of 2019. Amortization expense related to SWP increased to $32.6 million during the first nine months of 2020 as compared to $31.6 million during the first nine months of 2019.
•Our effective tax rate during the third quarter of 2020 was 21.4% as compared to 18.9% during the third quarter of 2019. Our tax rate was 22.0% during the first nine months of 2020 as compared to 21.0% during the first nine months of 2019. The increase in our tax rate for both periods was primarily due to an increase in our state effective tax rate. Our third quarter 2020 tax rate was also impacted by decreased tax benefits associated with stock option exercises.
•We continued our stock repurchase program during 2020 and purchased 6.2 million shares for $325.6 million in the nine month period.

Impact of COVID-19 and Other Events
The occurrence of unforeseen or catastrophic events, including the emergence of a pandemic or other widespread health emergency or concerns over the possibility of such an emergency, could create economic and financial disruptions, and could lead to operational difficulties that could impair our ability to manage our business. In December 2019, a novel strain of coronavirus (COVID-19) was identified in Wuhan, China. COVID-19 quickly spread globally, leading the World Health Organization to declare the COVID-19 virus outbreak a global pandemic in March 2020. Since that time, governmental authorities have implemented numerous and varying measures to stall the spread and ameliorate the impact of COVID-19, including travel bans and restrictions, quarantines, curfews, shelter in place and safer-at-home orders, business shutdowns and closures, and have also implemented multi-step policies with the goal of re-opening domestic and global markets. Certain jurisdictions have begun re-opening only to return to restrictions in the face of increases in new COVID-19 cases. Recent developments include the phased re-opening of domestic and global markets to varying degrees.
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
On May 17, 2020, M.J. Brunner (Brunner), one of our third-party developers/vendors that provides development services and application management for two of our client applications, experienced a ransomware attack. We are aware that certain client data was illegally accessed and revealed by cybercriminal(s). The applications themselves were not compromised by this attack. We take our clients’ security very seriously, and we continue to work with Brunner, the FBI and our impacted clients to understand the extent to which SEI’s or our clients’ data has been exposed. We are also working with the appropriate parties with respect to notification and remediation protocols. The root cause of the attack was not predicated on vulnerability within SEI’s network, and neither SEI’s network nor operations were compromised, attacked or otherwise affected as part of this incident. While there were direct and indirect expenses associated with the incident in the second and third quarters of 2020, and we expect there will continue to be costs associated with the incident going-forward, it is not expected these will be material. We note that several regulatory bodies who routinely review our operations, including the Securities and Exchange Commission (SEC) and the United States Federal Financial Institutions Examination Council (FFIEC), have requested information with respect to, and are investigating the facts and circumstances surrounding, the ransomware attack on Brunner. We have begun producing documents and information to these bodies regarding this matter. We expect to continue to engage in discussions with these bodies and that we may be contacted by, engage with and provide information to additional governmental or regulatory bodies or authorities.
On July 1, 2020, one of our storage arrays supported by our third party vendor, Dell-EMC, failed due to the operation of an application deployed by the vendor as part of our production infrastructure. As a consequence of the hardware failure, transactional activities on our platforms were extremely limited on July 1st and 2nd. All systems are currently on-line and 100% functional. This event was not caused by a third-party actor. While there were direct and indirect expenses in the quarter, and we expect there will continue to be costs associated with the outage going-forward, it is not expected these will be material. In response to the outage, we have launched a project internally, that will be supported by third-party experts, to identify tactical and strategic improvements that we should make across our enterprise technology footprint, including a review and improvement of our technical and operational resiliency plans and capabilities. We expect that this work will lead to recommendations that will result in additional investments of capital in hardware, software and personnel. We expect these costs will include both new investments as well as a reprioritization of current spend. Currently, we are not able to fully-estimate the total amount of additional expense as this will be part of an ongoing strategy around recovery and resiliency.

Ending Asset Balances
(In millions)

	As of September 30,		Percent Change
	2020	2019
Private Banks:
Equity and fixed-income programs	$23,499	$22,580	4%
Collective trust fund programs	6	4	50%
Liquidity funds	3,718	3,695	1%
Total assets under management	$27,223	$26,279	4%
Client assets under administration	24,174	23,985	1%
Total assets	$51,397	$50,264	2%
Investment Advisors:
Equity and fixed-income programs	$65,581	$65,059	1%
Collective trust fund programs	3	4	(25)%
Liquidity funds	3,866	2,673	45%
Total assets under management	$69,450	$67,736	3%
Institutional Investors:
Equity and fixed-income programs	$83,846	$82,659	1%
Collective trust fund programs	101	81	25%
Liquidity funds	2,096	2,290	(8)%
Total assets under management	$86,043	$85,030	1%
Client assets under advisement	3,618	4,467	(19)%
Total assets	$89,661	$89,497	—%
Investment Managers:
Collective trust fund programs	$63,277	$53,169	19%
Liquidity funds	389	477	(18)%
Total assets under management	$63,666	$53,646	19%
Client assets under administration (A)	730,369	637,986	14%
Total assets	$794,035	$691,632	15%
Investments in New Businesses:
Equity and fixed-income programs	$1,572	$1,621	(3)%
Liquidity funds	169	132	28%
Total assets under management	$1,741	$1,753	(1)%
Client assets under advisement	1,179	825	43%
Total assets	$2,920	$2,578	13%
LSV:
Equity and fixed-income programs (B)	$82,051	$100,295	(18)%
Total:
Equity and fixed-income programs (C)	$256,549	$272,214	(6)%
Collective trust fund programs	63,387	53,258	19%
Liquidity funds	10,238	9,267	10%
Total assets under management	$330,174	$334,739	(1)%
Client assets under advisement	4,797	5,292	(9)%
Client assets under administration (D)	754,543	661,971	14%
Total assets under management, advisement and administration	$1,089,514	$1,002,002	9%

(A)Client assets under administration in the Investment Managers segment include $51.1 billion of assets that are at fee levels below our normal full service assets (as of September 30, 2020).
(B)    Equity and fixed-income programs include assets managed by LSV in which fees are based on performance only. The ending value of these assets as of September 30, 2020 was $1.6 billion.
(C)    Equity and fixed-income programs include $7.5 billion of assets invested in various asset allocation funds at September 30, 2020.
(D)    In addition to the numbers presented, SEI also administers an additional $11.5 billion in Funds of Funds assets (as of September 30, 2020) on which SEI does not earn an administration fee.

Average Asset Balances
(In millions)

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2020	2019		2020	2019
Private Banks:
Equity and fixed-income programs	$23,740	$22,432	6%	$23,542	$22,117	6%
Collective trust fund programs	7	4	75%	5	4	25%
Liquidity funds	3,948	3,625	9%	3,965	3,573	11%
Total assets under management	$27,695	$26,061	6%	$27,512	$25,694	7%
Client assets under administration	25,295	23,717	7%	24,651	22,980	7%
Total assets	$52,990	$49,778	6%	$52,163	$48,674	7%
Investment Advisors:
Equity and fixed-income programs	$64,479	$64,761	—%	$62,280	$61,971	—%
Collective trust fund programs	3	5	(40)%	3	5	(40)%
Liquidity funds	4,569	2,580	77%	4,925	3,781	30%
Total assets under management	$69,051	$67,346	3%	$67,208	$65,757	2%
Institutional Investors:
Equity and fixed-income programs	$82,830	$82,398	1%	$79,931	$82,240	(3)%
Collective trust fund programs	102	80	28%	96	79	22%
Liquidity funds	2,120	2,287	(7)%	2,313	2,335	(1)%
Total assets under management	$85,052	$84,765	—%	$82,340	$84,654	(3)%
Client assets under advisement	3,565	3,797	(6)%	3,562	3,644	(2)%
Total assets	$88,617	$88,562	—%	$85,902	$88,298	(3)%
Investment Managers:
Collective trust fund programs	$62,028	$52,587	18%	$57,347	$50,006	15%
Liquidity funds	565	460	23%	555	505	10%
Total assets under management	$62,593	$53,047	18%	$57,902	$50,511	15%
Client assets under administration (A)	713,528	630,328	13%	672,309	600,967	12%
Total assets	$776,121	$683,375	14%	$730,211	$651,478	12%
Investments in New Businesses:
Equity and fixed-income programs	$1,560	$1,609	(3)%	$1,564	$1,480	6%
Liquidity funds	180	142	27%	177	174	2%
Total assets under management	$1,740	$1,751	(1)%	$1,741	$1,654	5%
Client assets under advisement	1,206	842	43%	1,192	822	45%
Total assets	$2,946	$2,593	14%	$2,933	$2,476	18%
LSV:
Equity and fixed-income programs (B)	$83,536	$100,094	(17)%	$83,997	$102,510	(18)%
Total:
Equity and fixed-income programs (C)	$256,145	$271,294	(6)%	$251,314	$270,318	(7)%
Collective trust fund programs	62,140	52,676	18%	57,451	50,094	15%
Liquidity funds	11,382	9,094	25%	11,935	10,368	15%
Total assets under management	$329,667	$333,064	(1)%	$320,700	$330,780	(3)%
Client assets under advisement	4,771	4,639	3%	4,754	4,466	6%
Client assets under administration (D)	738,823	654,045	13%	696,960	623,947	12%
Total assets under management, advisement and administration	$1,073,261	$991,748	8%	$1,022,414	$959,193	7%

(A)    Average client assets under administration in the Investment Managers segment for the three months ended September 30, 2020 include $50.4 billion that are at fee levels below our normal full service assets.
(B)    Equity and fixed-income programs include assets managed by LSV in which fees are based on performance only. The average value of these assets for the three months ended September 30, 2020 was $1.6 billion.
(C)    Equity and fixed-income programs include $7.5 billion of average assets invested in various asset allocation funds for the three months ended September 30, 2020.
(D)    In addition to the numbers presented, SEI also administers an additional $11.4 billion of average assets in Funds of Funds assets for the three months ended September 30, 2020 on which SEI does not earn an administration fee.
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

Business Segments
Revenues, Expenses and Operating Profit (Loss) for our business segments for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019 were as follows:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2020	2019		2020	2019
Private Banks:
Revenues	$114,792	$117,250	(2)%	$335,739	$351,601	(5)%
Expenses	113,066	110,788	2%	331,442	329,540	1%
Operating Profit	$1,726	$6,462	(73)%	$4,297	$22,061	(81)%
Operating Margin	2%	6%		1%	6%
Investment Advisors:
Revenues	$103,189	$103,033	—%	$299,218	$297,916	—%
Expenses	51,519	51,509	—%	154,100	154,569	—%
Operating Profit	$51,670	$51,524	—%	$145,118	$143,347	1%
Operating Margin	50%	50%		48%	48%
Institutional Investors:
Revenues	$79,583	$80,337	(1)%	$235,309	$241,559	(3)%
Expenses	37,812	37,268	1%	113,016	115,383	(2)%
Operating Profit	$41,771	$43,069	(3)%	$122,293	$126,176	(3)%
Operating Margin	52%	54%		52%	52%
Investment Managers:
Revenues	$123,846	$112,186	10%	$359,815	$326,037	10%
Expenses	79,838	71,889	11%	228,795	209,326	9%
Operating Profit	$44,008	$40,297	9%	$131,020	$116,711	12%
Operating Margin	36%	36%		36%	36%
Investments in New Businesses:
Revenues	$3,517	$3,448	2%	$10,254	$9,547	7%
Expenses	13,315	7,926	68%	37,691	20,663	82%
Operating Loss	$(9,798)	$(4,478)	NM	$(27,437)	$(11,116)	NM
For additional information pertaining to our business segments, see Note 9 to the Consolidated Financial Statements.

Private Banks

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2020	2019		2020	2019
Revenues:
Information processing and software servicing fees	$81,811	$82,503	(1)%	$238,099	$248,850	(4)%
Asset management, administration & distribution fees	32,981	34,747	(5)%	97,640	102,751	(5)%
Total revenues	$114,792	$117,250	(2)%	$335,739	$351,601	(5)%
Revenues decreased $2.5 million, or 2%, in the three month period and decreased $15.9 million, or 5%, in the nine month period ended September 30, 2020 and were primarily affected by:
•Decreased investment processing fees from the loss of clients;
•Decreased investment management fees from existing international clients due to negative cash flows and the significant market volatility during 2020; and
•Lower recurring investment processing fees earned on our mutual fund trading solution; partially offset by
•Increased investment processing fees from new SWP client conversions and growth from existing SWP clients.
Operating margins decreased to 2% compared to 6% in the three month period and decreased to 1% compared to 6% in the nine month period. Operating income decreased by $4.7 million, or 73%, in the three month period and decreased $17.8 million, or 81%, in the nine month period and was primarily affected by:
•A decrease in revenues; and
•Increased costs, mainly personnel and consulting costs, related to maintenance, support and client migrations to SWP; partially offset by
•Decreased direct expenses associated with decreased investment management fees from existing international clients; and
•Decreased promotion and travel costs due to COVID-19 restrictions.

Investment Advisors

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2020	2019		2020	2019
Revenues:
Investment management fees-SEI fund programs	$68,287	$72,150	(5)%	$200,718	$208,860	(4)%
Separately managed account fees	29,761	26,240	13%	83,726	75,526	11%
Other fees	5,141	4,643	11%	14,774	13,530	9%
Total revenues	$103,189	$103,033	—%	$299,218	$297,916	—%
Revenues increased slightly in the three and nine month periods ended September 30, 2020 and were primarily affected by:
•Increased separately managed account program fees from positive cash flows into new and existing SEI-sponsored programs; partially offset by
•The negative impact to investment management fees from the significant market volatility during 2020; and
•Negative cash flows from mutual funds and a decrease in average basis points earned on assets.

Operating margin remained at 50% in the three month period and 48% in the nine month period. Operating income increased slightly in the three and nine month periods and was primarily affected by:
•An increase in revenues in the nine month period;
•Decreased costs associated with accounts formerly processed on TRUST 3000® due to client migrations to SWP; and
•Decreased promotion and travel costs due to COVID-19 restrictions; partially offset by
•Increased direct expenses associated with increased assets into our investment products.

Institutional Investors
Revenues decreased slightly in the three month period and decreased $6.3 million, or 3%, in the nine month period ended September 30, 2020 and were primarily affected by:
•Defined benefit client losses, mainly resulting from acquisitions and plan curtailments; and
•The negative impact to investment management fees from the significant market volatility during 2020; partially offset by
•Asset funding from new sales of our investment management platforms.
Operating margin decreased to 52% compared to 54% in the three month period and remained at 52% in the nine month period. Operating income decreased $1.3 million, or 3%, in the three month period and decreased $3.9 million, or 3%, in the nine month period and was primarily affected by:
•A decrease in revenues; partially offset by
•Decreased direct expenses associated with investment management fees; and
•Decreased travel costs due to COVID-19 restrictions.

Investment Managers
Revenues increased $11.7 million, or 10%, in the three month period and increased $33.8 million, or 10%, in the nine month period ended September 30, 2020 and were primarily affected by:
•Positive cash flows into alternative, traditional and separately managed account offerings from new and existing clients; partially offset by
•The negative impact to assets under administration from the significant market volatility during 2020; and
•Client losses and fund closures.
Operating margin remained at 36% in the three and nine month periods. Operating income increased $3.7 million, or 9%, in the three month period and increased $14.3 million, or 12%, in the nine month period and was primarily affected by:
•An increase in revenues; and
•Decreased promotion and travel costs due to COVID-19 restrictions; partially offset by
•Increased costs associated with new business, primarily personnel expenses and third-party vendor costs; and
•Increased non-capitalized investment spending, mainly consulting costs.

Other
Corporate overhead expenses
Corporate overhead expenses primarily consist of general and administrative expenses and other costs not directly attributable to a reportable business segment. Corporate overhead expenses were $18.0 million and $16.2 million in the three months ended September 30, 2020 and 2019, respectively, and $53.4 million and $52.8 million in the nine months ended September 30, 2020, respectively. The increase in corporate overhead expenses during the three and nine month periods is primarily due to an increase in personnel costs and increased professional fees related to our initiative to identify tactical and strategic improvements to our operational resiliency plans and capabilities.

Other income and expense
Other income and expense items on the accompanying Consolidated Statements of Operations consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net gain (loss) from investments	$776	$611	$(1,310)	$2,121
Interest and dividend income	1,009	4,167	5,582	12,737
Interest expense	(153)	(154)	(456)	(477)
Equity in earnings of unconsolidated affiliate	28,305	37,609	86,488	112,758
Total other income and expense items, net	$29,937	$42,233	$90,304	$127,139
Net gain (loss) from investments
Net gains from investments in the three months ended September 30, 2020 were primarily due to unrealized gains recorded in current earnings related to LSV-sponsored investment funds and Company-sponsored mutual funds from market appreciation. Net loss from investments in the nine months ended September 30, 2020 were primarily due to unrealized losses recorded in current earnings related to LSV-sponsored investment funds and Company-sponsored mutual funds from the market volatility caused by the COVID-19 pandemic (See Note 5).
Interest and dividend income
Interest and dividend income is earned based upon the amount of cash that is invested daily. The decrease in interest and dividend income in the three and nine months ended September 30, 2020 was due to an overall decline in interest rates.
Equity in earnings of unconsolidated affiliate
Equity in earnings of unconsolidated affiliate reflects our less than 50% ownership in LSV. As of September 30, 2020, our total partnership interest in LSV was 38.8%. The table below presents the revenues and net income of LSV and our proportionate share in LSV's earnings.

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2020	2019		2020	2019
Revenues of LSV	$94,902	$121,232	(22)%	$289,546	$365,164	(21)%
Net income of LSV	70,440	96,699	(27)%	220,184	289,918	(24)%

SEI's proportionate share in earnings of LSV	$28,305	$37,609	(25)%	$86,488	$112,758	(23)%
The decline in our earnings from LSV in the three and nine months ended September 30, 2020 was due to lower assets under management from negative cash flows from existing clients, market volatility and client losses. Average assets under management by LSV decreased $18.5 billion to $84.0 billion during the nine months ended September 30, 2020 as compared to $102.5 billion during the nine months ended September 30, 2019, a decrease of 18%.
Income Taxes
Our effective income tax rates for the three and nine months ended September 30, 2020 and 2019 differs from the federal income tax statutory rate due to the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Statutory rate	21.0%	21.0%	21.0%	21.0%
State taxes, net of federal tax benefit	3.3	2.6	3.2	2.6
Foreign tax expense and tax rate differential	(0.2)	(0.3)	(0.1)	(0.2)
Tax benefit from stock option exercises	(0.4)	(2.2)	(1.0)	(1.5)
Expiration of the statute of limitations	(1.3)	(1.2)	(0.5)	(0.4)
Provision-to-return adjustment	(0.4)	(0.6)	(0.1)	(0.2)
Other, net	(0.6)	(0.4)	(0.5)	(0.3)
	21.4%	18.9%	22.0%	21.0%

The increase in our tax rate for both periods was primarily due to an increase in our state effective tax rate. Our third quarter 2020 tax rate was also impacted by decreased tax benefits associated with stock option exercises. We expect our state effective tax rate for the full year 2020 to be at the approximate level as our third quarter 2020 rate.
Stock-Based Compensation
We recognized $20.5 million and $15.6 million in stock-based compensation expense during the nine months ended September 30, 2020 and 2019, respectively. The amount of stock-based compensation expense we recognize is based upon our estimate of when financial vesting targets may be achieved. Any change in our estimate could result in the amount of stock-based compensation expense to be accelerated, spread out over a longer period, or reversed. This may cause volatility in the recognition of stock-based compensation expense in future periods and could materially affect our earnings. In September 2020, we revised our estimate of when some vesting targets are expected to be achieved which resulted in the amount of stock-based compensation expense to be spread out over a longer period than our initial estimate made at December 31, 2019. This change in management's estimate did not result in a material change to our stock-based compensation expense recognized during the three or nine month periods ended September 30, 2020; however, we do expect the impact to be reflected during the fourth quarter of 2020 and into 2021.
Fair Value Measurements
The fair value of our financial assets and liabilities, except for the investment funds sponsored by LSV, is determined in accordance with the fair value hierarchy. The fair value of the investment funds sponsored by LSV is measured using the net asset value per share (NAV) as a practical expedient. The fair value of all other financial assets are determined using Level 1 or Level 2 inputs and consist mainly of investments in equity or fixed-income mutual funds that are quoted daily and Government National Mortgage Association (GNMA) and other U.S. government agency securities that are single issuer pools that are valued based on current market data of similar assets. The Company's Level 3 financial liabilities at September 30, 2020 and December 31, 2019 consist entirely of the estimated contingent consideration resulting from an acquisition (See Note 12 to the Consolidated Financial Statements). We did not have any other financial liabilities at September 30, 2020 or December 31, 2019 that were required to be measured at fair value on a recurring basis (See Note 4 to the Consolidated Financial Statements).
Regulatory Matters
Like many firms operating within the financial services industry, we are experiencing a difficult and increasingly complex regulatory environment across our markets and the geographies in which we operate. Our current scale and reach as a provider to the financial services industry, the introduction and implementation of new platforms for our financial services industry clients, the increased regulatory oversight of the financial services industry generally, new laws and regulations affecting the financial services industry and ever-changing regulatory interpretations of existing laws and regulations, and a greater propensity of regulators to pursue enforcement actions and other sanctions against regulated entities, have made this an increasingly challenging and costly regulatory environment in which to operate.
SEI and our regulated subsidiaries have undergone or been scheduled to undergo a range of periodic or thematic reviews, examinations or investigations by numerous regulatory authorities around the world, including the Office of the Comptroller of the Currency, the SEC, the Financial Industry Regulatory Authority, Inc., the Financial Conduct Authority of the United Kingdom, the Central Bank of Ireland and others. These regulatory activities typically result in the identification of matters or practices to be addressed by us or our subsidiaries and, in certain circumstances, the regulatory authorities require remediation activities or pursue enforcement proceedings against us or our subsidiaries. From time to time, the regulators in different jurisdictions will elevate their level of scrutiny of our operations as our business expands or is deemed critical to the operations of the relevant financial markets. As described under the caption “Regulatory Considerations” in our Annual Report on Form 10-K, the range of possible sanctions that are available to regulatory authorities include limitations on our ability to engage in business for specified periods of time, the revocation of registration, censures and fines. The direct and indirect costs of responding to these regulatory activities, implementation of any remediation actions, and of complying with new or modified regulations or guidance, as well as the potential financial costs and potential reputational impact against us of any enforcement proceedings or findings that might result, is uncertain but could have a material adverse impact on our operating results or financial position.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2020	2019
Net cash provided by operating activities	$396,524	$381,535
Net cash used in investing activities	(64,243)	(43,045)
Net cash used in financing activities	(401,833)	(321,742)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4,196)	(3,878)
Net (decrease) increase in cash, cash equivalents and restricted cash	(73,748)	12,870
Cash, cash equivalents and restricted cash, beginning of period	844,547	758,039
Cash, cash equivalents and restricted cash, end of period	$770,799	$770,909
Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing. At September 30, 2020, our unused sources of liquidity consisted of cash and cash equivalents and the amount available under our credit facility.
Our credit facility provides for borrowings of up to $300.0 million and is scheduled to expire in June 2021 (See Note 6 to the Consolidated Financial Statements). As of October 21, 2020, we had outstanding letters of credit of $11.6 million which reduced our amount available under the credit facility to $288.4 million. These letters of credit were primarily issued for the expansion of our corporate headquarters and are due to expire in late 2020.
The availability of the credit facility is subject to compliance with certain covenants set forth in the agreement. The credit facility contains covenants which restrict our ability to engage in mergers, consolidations, asset sales, investments, transactions with affiliates other than wholly-owned subsidiaries, or to incur liens or other indebtedness including contingent obligations or guarantees, as defined in the agreement. In the event of a default under the credit facility, we would also be restricted from paying dividends on, or repurchasing, our common stock. Currently, our ability to borrow from the credit facility is not limited by any covenant of the agreement. Our credit facility is provided through Wells Fargo Bank, National Association, and a syndicate of other well-established financial institutions. As of October 21, 2020, we are not aware of any issues related to the ability of the lenders to honor the borrowing terms in our credit facility agreement.
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
The majority of our excess cash reserves are primarily placed in accounts located in the United States that invest entirely in SEI-sponsored money market mutual funds denominated in the U.S. dollar. We also utilize demand deposit accounts or money market accounts at several well-established financial institutions located in the United States. Accounts used to manage these excess cash reserves do not impose any restrictions or limitations that would prevent us from being able to access such cash amounts immediately. As of October 21, 2020, the amount of cash and cash equivalents considered free and immediately accessible for other general corporate purposes was $392.1 million.
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
Cash flows from operations increased $15.0 million in the first nine months of 2020 compared to the first nine months of 2019 primarily from the positive impact from the change in our working capital accounts due to the timing of expense payments and higher distribution payments received from our unconsolidated affiliate, LSV. The increase was partially offset by the decline in our net income.

Net cash used in investing activities includes:
•Purchases, sales and maturities of marketable securities. Our purchases, sales and maturities of marketable securities in the first nine months of 2020 and 2019 were as follows:

	Nine Months Ended September 30,
	2020	2019
Purchases	$(114,407)	$(126,030)
Sales and maturities	113,417	137,783
Net investing activities from marketable securities	$(990)	$11,753
•The capitalization of costs incurred in developing computer software. We capitalized $18.6 million of software development costs in the first nine months of 2020 as compared to $26.8 million in the first nine months of 2019. The majority of our software development costs are related to significant enhancements for the expanded functionality of the SEI Wealth Platform.
•Capital expenditures. Our capital expenditures in the first nine months of 2020 were $43.1 million as compared to $30.5 million in the first nine months of 2019. Our expenditures in 2020 and 2019 primarily include purchased software, equipment for our data center operations and the expansion of our corporate headquarters which is scheduled to be completed in the fourth quarter 2020. Total expenditures related to the expansion during the fourth quarter are expected to be approximately $5.0 million. We are currently evaluating improvements to our information technology infrastructure which, if implemented, will result in additional capital outlays for purchased software and equipment for our data center operations.
Net cash used in financing activities includes:
•The repurchase of our common stock. Our Board of Directors has authorized the repurchase of our common stock through multiple authorizations. Currently, there is no expiration date for our common stock repurchase program. We had total capital outlays of $327.1 million during the first nine months of 2020 and $262.9 million during the first nine months of 2019 for the repurchase of our common stock.
•Proceeds from the issuance of our common stock. We received $29.8 million in proceeds from the issuance of our common stock during the first nine months of 2020 as compared to $41.9 million during the first nine months of 2019. The decline in proceeds is primarily attributable to a lower level of stock option exercise activity.
•Dividend payments. Cash dividends paid were $103.9 million in the first nine months of 2020 as compared to $100.7 million in the first nine months of 2019.
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
(b) Change in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Following various procedural actions, including an amendment of the Company’s complaint to include additional breach of contract claims, SS&C and Advent filed a motion to dismiss the Company’s compliant. The oral argument regarding the motion to dismiss has occurred. The Court has not yet issued its judgment in the matter.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

(e)    Our Board of Directors has authorized the repurchase of up to $4.428 billion worth of our common stock through multiple authorizations. Currently, there is no expiration date for our common stock repurchase program. On October 20, 2020, our Board of Directors approved an increase in the stock repurchase program by an additional $250.0 million, increasing the available authorization to approximately $291.9 million.
Information regarding the repurchase of common stock during the three months ended September 30, 2020 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 2020	250,000	$51.65	250,000	$240,097,000
August 2020	775,000	52.89	775,000	208,710,000
September 2020	1,085,000	50.54	1,085,000	150,627,000
Total	2,110,000	$51.54	2,110,000

Item 6.    Exhibits.
The following is a list of exhibits filed as part of the Form 10-Q.

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32	Section 1350 Certifications.

99.1	Press release dated October 21, 2020 of SEI Investments Company related to the Company's financial and operating results for the third quarter ended September 30, 2020.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEI INVESTMENTS COMPANY

Date:	October 26, 2020	By:	/s/ Dennis J. McGonigle
Dennis J. McGonigle
Chief Financial Officer