Form 10-K
period 2020-12-31
SEI INVESTMENTS CO
filed 2021-02-22
CIK 350894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No  ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $6.3 billion based on the closing price reported by NASDAQ on June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter). For purposes of making this calculation only, the registrant has defined affiliates as including all executive officers, directors and beneficial owners of more than 10% of the common stock of the registrant.
The number of shares outstanding of the registrant's common stock, as of the close of business on January 29, 2021:

Common Stock, $.01 par value	143,516,670

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference herein:

1.    The definitive proxy statement relating to the registrant’s 2021 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year covered by this annual report, is incorporated by reference in Part III hereof.

SEI INVESTMENTS COMPANY
Fiscal Year Ended December 31, 2020

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
Any or all forward-looking statements contained within this Annual Report on Form 10-K may turn out to be wrong. They can be affected by inaccurate assumptions we might make, or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, we cannot guarantee any forward-looking statements. Actual future results may vary materially. Further information about factors that could materially affect its results of operations and financial condition include, but are not limited to, the discussion contained in Item 1A, Risk Factors, in this Annual Report on Form 10-K.
We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised, however, to consult any further disclosures we make on related subjects in our filings with the U.S. Securities and Exchange Commission (SEC).

Item 1. Business.
Overview
SEI is a leading global provider of technology-driven wealth and investment management solutions. We deliver comprehensive platforms, services and infrastructure—encompassing technology, operational, and investment management services—to help wealth managers, financial advisors, investment managers, family offices, institutional and private investors create and manage wealth.
SEI’s four core business segments provide wealth and investment management services to banks, investment advisors, investment managers and institutional investors. We serve a broad range of client types of all sizes and complexity, including 10 of the top 20 U.S. banks and 49 of the top 100 investment managers worldwide. A fifth segment, Investments in New Businesses, is a research and development segment for new business initiatives.
Our principal business platforms provide investment processing, investment operations and investment management capabilities. We incorporate one or more platforms or their capabilities into outsourcing solutions tailored to the needs of each market we serve.
Investment processing platforms provide technologies and business process outsourcing services for wealth managers and investment advisors. These solutions include investment advisory, client relationship, and other technology-enabled capabilities for the front office; administrative and investment services for the middle office; and accounting and processing services for the back office.
Investment operations platforms provide business process outsourcing services for investment managers and asset owners. These platforms support a broad range of traditional and alternative investments and provide technology-enabled information analytics and investor capabilities for the front office; administrative and investment services for the middle office; and fund administration and accounting services for the back office.
Investment management platforms provide comprehensive solutions for managing personal and institutional wealth. These platforms include goals-based investment strategies; SEI-sponsored investment products, including mutual funds, collective investment products, alternative investment portfolios and separately managed accounts (SMA); and other market-specific advice, technology and operational components. These platforms are offered to wealth managers as part of a complete goals-based investment program for their end-investors. For institutional investors, we provide Outsourced Chief Investment Officer (OCIO) solutions that include investment management programs, as well as advisory and administrative services.
We manage, advise or administer $1.2 trillion in hedge, private equity, mutual fund and pooled or separately managed assets, including $368.7 billion in assets under management and $786.7 billion in client assets under administration, including our subsidiaries and partnerships in which we have a significant interest.

For more than 50 years, we have been delivering outsourced, platform-based solutions and financial technologies designed to help clients meet the challenges of managing personal and institutional wealth. Innovation has been our hallmark since 1972, when we developed the industry’s first modern technology platform for trust and estate accounting. Combining both technology and operational services, we have also created new categories of solutions to serve the increasingly complex needs of wealth managers and asset owners. Our groundbreaking research on asset allocation also helped to transform the investment management industry, from SEI’s outsourced investment management capabilities to the introduction of goals-based investing.
As the world responds to the outbreak of a novel strain of the coronavirus (COVID-19), we are working to do our part by being mindful of the safety of our employees and striving to protect the health and well-being of the communities in which we operate.
We are headquartered in Oaks, PA, and support worldwide clients from service centers located in the United States, Canada, Ireland, South Africa and the United Kingdom, as well as in continental Europe and East Asia. We were founded in 1968 and became a public company in 1981.
Mission and Strategy
SEI’s mission is to deliver wealth and investment management solutions to help clients achieve lasting success, while delivering earnings growth and increased shareholder value. Key strategies include:
•Create broader solutions for wealth and investment managers. Wealth managers, financial advisors, investment managers and asset owners face increasing competitive and market pressures, ever-growing regulations, and the need to replace aging legacy technologies. They also seek to expand services, offer differentiated solutions, improve efficiencies, reduce risk and better manage their businesses. Our comprehensive platforms, including financial technologies, outsourced investment processing and operations services, and investment management services, help wealth management firms better serve their clients and create opportunities to enable their success.
•Help institutional investors manage retirement plans and operating capital. Retirement plan sponsors, endowments, not-for-profit organizations and healthcare systems strive to meet their fiduciary obligations and financial objectives while reducing business risk. Our OCIO platform delivers integrated solutions to help clients address objectives, reduce business risk, provide ongoing due diligence and increase operational efficiencies.
•Support affluent individual investors in the management of their life and wealth goals. Investors demand a holistic wealth management experience that focuses on their unique life goals and provides them with an integrated array of financial services beyond traditional wealth management offerings. Our proprietary goal discovery process, comprehensive wealth advisory services and wealth management dashboard empower clients to confidently make more effective, impactful decisions and interact with their wealth.
•Continue expanding our global footprint. Global markets present significant growth opportunities. We have evolved platforms and business models for the global wealth management marketplace, focusing on the needs of institutional investors, wealth management organizations, independent wealth advisers, investment managers, investment advisors and affluent individual investors.
•Focus SEI’s business strategies on addressing converging markets and clients’ needs. Increasingly, the needs of wealth managers, investment managers, financial advisors, family offices and investors are converging, particularly among larger firms and investors. With our One SEI strategy, we are modularizing larger wealth management and investment processing platforms into standalone components, enabling an unbundled approach to delivery. We believe this allows us to create flexible, client-responsive solutions, address the complex needs of larger firms, and expand the size of our addressable markets.
Business Model
Our growth strategies are anchored in our proven business model. We pursue growth by focusing on four critical elements: leading with innovation, driving organic growth, engaging with clients, and leveraging our financial strength.
•Innovation. We have over 50 years of experience with developing new categories of solutions that anticipate and address complex business challenges. We foster an open, collaborative culture and strive to nurture a talented and engaged workforce. We believe our commitment to driving growth through product innovation is a competitive advantage. We balance our investments over the short, medium and long term to serve existing clients, develop new capabilities, expand markets, and keep an eye toward the future to deliver new sources of growth.
•Organic growth. We seek to grow organically by delivering enterprise-wide platforms to the markets we serve. We are growing the business through new-name sales, cross-sales and new platform delivery. We are also entering adjacent markets by delivering existing and new platforms. To expand capabilities or enable organic growth, we may also make strategic acquisitions or strategic investments in other firms.

•Client engagement. We strive to forge intimate and enduring client relationships, be a thought leader in the markets we serve, and craft “win-win” pricing models. We believe SEI’s long-lasting client relationships – some of which span decades – are fundamental to enhancing SEI’s financial strength.
•Enhanced financial strength. We focus on achieving long-term, sustainable revenue and earnings growth. We favor scalable businesses that generate recurring revenues and predictable cash flows. SEI’s revenue is highly recurring; we generate strong cash flow and we have a long history of profitability. We return capital to shareholders through stock purchases and paid dividends.
Other Competitive Advantages
With over a half-century of experience in wealth and investment management, our market leadership position, industry expertise, and proven business model serve as competitive advantages. Other key sources of advantage include:
•We are uniquely positioned in the wealth and investment management industry. We provide three critical capabilities: technology, operational and investment management services, delivered standalone, or combined into even more comprehensive solutions. These capabilities and our multi-industry expertise uniquely position the Company to address the emerging and increasingly converging needs of wealth managers, asset owners and investors.
•We leverage our assets across the company. We invest in business opportunities derived from our core competencies. Our One SEI approach is centered on making our assets, particularly technology, available as components for all of our markets. We are also a provider and a user of many of our services. This dual role helps to drive service quality and product innovation. As an example, we provide fund accounting capabilities for the investment products we manage, as well as for those we administer for clients. We also leverage our principal business platforms and assets across multiple market segments, further enhancing the potential for operating leverage.
•Our dynamic workforce is key to our success and is the foundation of our culture. Each of our employees brings a distinct set of skills, strengths, experiences and backgrounds, which contribute to our individual and collective growth. We also believe our business should be conducted in a manner that achieves sustainable growth and demonstrates a commitment to corporate social responsibility (CSR). We expect all employees to act responsibly, ethically and with integrity in our dealings with each other, our clients and the community.
•In 2020, business continuity planning and disaster recovery exercises reinforced our preparedness. Our products and services are enabled by SEI’s information technology infrastructure and supported by onsite employees. We also maintain and regularly exercise enterprise-wide business continuity tests. During the pandemic-driven shutdown of onsite operations, we were able to maintain operational integrity for clients and seamlessly transition to a remote work environment for our global workforce. This flexibility also enabled us to adapt sales and client-onboarding processes for virtual engagement, delivery and operations.
Business Platforms
Sitting at the intersection of technology and investments, we have incorporated one or more of three core capabilities: technology services, investment operations and investment management into platforms that are the foundational components for modularization and unbundling as part of our One SEI strategy.
Technology Services
We provide technology services to wealth managers worldwide, including banks, wealth managers, trust companies, independent wealth advisers, investment advisors, financial planners and other financial services firms. We primarily deliver these services through two proprietary technology platforms: the SEI Wealth PlatformSM (SWP) and TRUST 3000®. Through our wholly-owned subsidiaries, we use these technologies to deliver business process outsourcing services, including custodial and sub-custodial services and back-office accounting services.
SEI Wealth Platform – The SEI Wealth Platform provides a global, unified and scalable platform for operating a wealth management business. This platform includes investment processing capabilities, infrastructure services and advanced financial technologies to support wealth advisory, asset management and wealth administration functions. SWP also provides global wealth management capabilities, including a 24/7 operating model, global securities processing, and multi-currency accounting and reporting. Built around a client-centric relationship model, SWP has an open architecture and supports workflow management and straight-through processing.
SWP was introduced in 2007 and is offered in Software as a Service (SaaS) or as Platform as a Service (PaaS) delivery modes. SWP serves clients of the Private Banks segment, including banks and wealth managers in the United States, as well as global private banks and independent wealth advisers in the United Kingdom. Clients of the Investment Advisors segment also operate on the platform in PaaS mode.

TRUST 3000 – TRUST 3000 is a comprehensive trust and investment accounting system that provides securities processing and investment accounting for all types of domestic and global securities and support for multiple account types, including personal trust, corporate trust, institutional trust and non-trust investment accounts. Clients of the Private Banks segment operate on this platform in SaaS or PaaS modes.
Revenues for investment processing services include application software services, business-process-outsourcing services, professional services and transaction-based services. These revenues are recognized in information processing and software servicing fees on the accompanying Consolidated Statements of Operations. Application and business process outsourcing revenues are earned from monthly fees for contracted SaaS and PaaS services. Revenues are based upon the type and number of investor accounts serviced or as a percentage of the market value of the clients’ assets processed. Professional services revenues are earned from contracted, project-oriented services, including client implementations. Transaction-based revenues are earned primarily from commissions earned on securities trades executed on behalf of clients through one of our investment processing platforms.
Investment Operations
We provide investment operations outsourcing platforms to investment managers and asset owners, including traditional and alternative investment managers, fund companies, banks and other asset-owners worldwide. These platforms include technology- and operationally-enabled investment service capabilities for a broad range of traditional and alternative investments, delivered as unbundled product components for front, middle and back offices. Capabilities include fund and investment accounting, administration, reconciliation, global regulatory and compliance services (GRC), investor servicing and client reporting.
We also offer investment operations services to the family office market in the United States. Our family office platform delivers technology and outsourced services that support the accounting, investment management and reporting functions of family offices, private banks, private wealth advisors and alternative asset managers in the United States.
Revenues for these services are earned primarily as a percentage of net assets under administration and are recognized in Asset management, administration and distribution fees on the accompanying Consolidated Statements of Operations. Revenues for the processing of institutional separate accounts and separately managed accounts are generally based on the number of investor accounts serviced. Assets associated with this separate account processing are not included in reported assets under administration.
Investment Management
Our investment management platform provides comprehensive solutions for managing personal and institutional wealth. These solutions include investment strategies, customized asset management programs, SEI-sponsored investment management products, as well as other consultative, operational and technology components. We offer these solutions to wealth managers, investment advisors and other financial intermediaries as part of a comprehensive asset management program for their investors, and directly to institutional investors and ultra-high-net worth investors.
Investment management programs include strategies customized to support an investor’s organizational or personal objectives, risk tolerances and other considerations, such as tax or ESG preferences. A typical long-term personal investor may have a series of goals, each with a specific investment strategy, appropriately diversified both globally and by asset class. Investment strategies are typically implemented with SEI-sponsored investment products, including mutual funds, collective investment products, alternative investment portfolios and separately-managed accounts. Through our wholly owned subsidiaries, we serve as sponsor, administrator, transfer agent, investment advisor, distributor and shareholder servicer for many of these products.
Investment management capabilities are integrated into the solutions delivered through SEI’s business segments:
•In the Investment Advisors and Private Banks segments, we provide wealth managers with asset management programs for their end-investors. These programs may include customized investment strategies, SEI-sponsored investment products, combined with other technology, administrative and advice services.
•In the Institutional Investors segment, our OCIO solution provides client-specific fiduciary management outsourcing services, including investment management programs as well as outsourced advisory and administrative services to retirement plan sponsors, healthcare systems, higher education and other non-profit organizations worldwide.
•In the Investments in New Businesses segment, we offer investment management capabilities as part of a complete life and wealth program for ultra-high-net-worth investors.
As of December 31, 2020, we managed $275.0 billion in assets including:
•$189.3 billion invested in fixed-income and equity funds and separately managed account programs;
•$75.3 billion invested in collective trust fund programs; and
•$10.3 billion invested in liquidity or money market funds.

An additional $93.7 billion in assets is managed by our unconsolidated affiliate LSV Asset Management (LSV), a registered investment advisor that specializes in value equity management for its clients.
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
Institutional Investors – Provides OCIO solutions, including investment management and administrative outsourcing platforms to retirement plan sponsors, healthcare systems, higher education and other not-for-profit organizations worldwide;
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
The percentage of consolidated revenues generated by our business segments for the last three years was:

	2020	2019	2018
Private Banks	27%	28%	30%
Investment Advisors	24%	24%	25%
Institutional Investors	19%	20%	20%
Investment Managers	29%	27%	24%
Investments in New Businesses	1%	1%	1%
	100%	100%	100%
Private Banks
We are a leading provider of investment processing platforms to wealth managers worldwide, including institutional and private-client wealth managers, including banks, trust companies, independent wealth advisers, investment advisors, financial planners and other financial services firms. Leveraging more than 50 years of industry experience, we provide wealth management organizations with the infrastructure, technologies, operations and administrative services that enable them to manage the growing complexity of their operations, replace legacy platforms, comply with complex regulations and deploy capital more effectively. Clients include 10 of the top 20 U.S. banks and include financial institutions whose relationship with SEI spans four decades.
Operating as part of SEI’s Global Wealth Management Services business, this segment offers wealth managers a range of investment processing services enabled by the SEI Wealth Platform (SWP) and its predecessor, TRUST 3000. These platforms are offered as single-platform solutions, or in conjunction with standalone components of other SEI platforms and services, to create tailored solutions for clients’ needs. SWP offers advanced transformational capabilities across the entire range of wealth management processes, spanning front, middle and back offices, including investment management capabilities; administrative services; workflow automation; straight-through investment processing designed to support a diverse mix of asset types and end-clients globally; and platform infrastructure services.
In keeping with our One SEI strategy, we are bringing all of SEI’s assets and platforms to wealth managers in flexible and customizable ways, enabling them to access the collective power of SEI’s capabilities to solve their unique challenges and complex business opportunities.

We offer investment processing platforms in SaaS or PaaS delivery modes. SaaS clients outsource investment processing software services and information processing to SEI but retain responsibility for back-office investment operations. PaaS clients also outsource back-office operations, including accounting and custodial services.
Contracts for TRUST 3000 and SWP services generally range from five to seven years. As of December 31, 2020, we had significant relationships with 109 clients, including TRUST-3000 relationships with 55 bank and trust institutions in the United States, and SWP relationships with 54 signed banks, independent wealth advisers and other wealth managers located in the United Kingdom and the United States.
This segment operates in large, global markets. We compete with various other providers depending on the wealth manager’s domicile, business type, size and complexity, including in-house information technology organizations. Principal commercial competitors may include Fidelity National Information Services, Inc. (FIS), Fi-Tek, SS&C Innovest in the United States, and FNZ UK Ltd. and Avaloq in the United Kingdom.
This segment also provides investment management programs to wealth managers and financial services intermediaries in North America, Europe and Asia. These programs leverage more than four decades of experience with manager research and advice, asset allocation advice and portfolio construction advice. We can provide flexible and better solutions at a lower cost of ownership and quicker speed to market through outsourcing. We deliver active, factor-based and passively-managed solutions to give firms the ability to focus on their clients while implementing and maintaining consistent and efficient processes that help them grow their business and manage risk.
In this segment, we have asset management distribution relationships with banks, wealth managers and other financial services firms as of December 31, 2020, including 93 clients who had at least $5.0 million each in customer assets invested in our programs. This business operates in large, global markets and serves clients and their investors, primarily in United States, Canada, United Kingdom, continental Europe, Hong Kong and Singapore. We compete with various other providers depending on the prospective client’s domicile and business requirements. At larger prospective clients, we may compete with in-house investment teams and global asset management firms, such as Russell Investment Group and BlackRock.
Investment Advisors
We are a leading provider of wealth management solutions for financial advisors, integrating investment processing and investment management. We serve financial advisors throughout the United States, including independent investment advisors, financial planners and life insurance agents, many of whom are registered with independent broker-dealers. We offer advisors a flexible operating platform for business operations, including technology and administrative services, outsourced investment strategies, and practice management expertise. This integrated solution helps investment advisors reduce risk; improve quality; and gain operational efficiencies that enable them to devote more of their resources to acquiring new clients and achieving better outcomes for their existing clients.
Advisors are responsible for the investor relationship, including financial plan creation, investment strategy implementation, and customer education and servicing. Advisors may customize portfolios to include SEI-sponsored mutual funds, separate account managers provided through our programs, and curated portfolios constructed with third-party mutual funds and exchange traded funds (ETFs). Our wealth and investment programs are designed to be attractive to affluent or high-net-worth individual investors and small to medium-sized institutional retirement plans.
We offer clients an integrated, end-to-end outsourcing solution with capabilities that span the front, middle and back office, including:
•Technology and Administrative Services. Enabled by the SEI Wealth Platform, these services include front-office investment management and investor relationship capabilities, middle-office administrative outsourcing, and back-office processing and custody services.
•Customized Investment Management Programs. We provide advisors with an array of investment programs for their personal or institutional investors. These programs include goals-based strategies, SEI-sponsored mutual fund models, separately-managed account (SMA) programs and curated third-party investment products, including ETFs. We also offer specialized investment strategies focused on an investor’s needs across their life and wealth cycle, such as tax management strategies for high-income investors and distribution-focused strategies for retired investors.
•Practice Management Expertise. We also help advisors manage and grow their businesses by offering practice management services, including access to our business transition services, case management expertise, thought leadership, and marketing and growth programs.
We continually evaluate and enhance our offering to meet the emerging needs of our advisors and their end-clients. The enhanced service offerings enabled through SWP provide a more diverse range of back-office, front-office and client-

facing investment processing and investment management capabilities. We completed the transition of advisor clients onto SWP in 2019.
We have business relationships with approximately 7,500 financial advisors at December 31, 2020. This business is primarily based on approximately 2,400 investment advisors who each have a minimum of $5.0 million in customer assets invested in our programs.
Revenues are primarily earned as a percentage of average monthly assets under management. Revenues for non-managed assets are earned as a percentage of average monthly assets processed.
We compete with money managers, passive investment management sponsors, mutual fund companies, turnkey asset management platform providers and broker-dealers with affiliated advisor networks. Principal competitors include mutual fund companies, diversified firms such as Charles Schwab & Co., Inc. and Fidelity Investments, as well investment advisory platform providers, such as AssetMark Financial Holdings, Brinker Capital Investments and Envestnet.
Institutional Investors
We are a leading provider of Outsourced Chief Investment Officer (OCIO) solutions for retirement plan sponsors, healthcare systems, higher education and other not-for-profit organizations globally. These solutions leverage over 25 years of experience in investment management outsourcing and provide institutional investors with flexibility, control and economies of scale they could not otherwise achieve on their own. We have specific expertise in defined benefit plans, defined contribution plans, endowments, foundations, balance sheet assets and other institutional asset pools. We primarily serve markets in the United States, United Kingdom and South Africa, as well as in continental Europe and East Asia.
Institutional investors may elect to outsource some or all investment management functions depending on their delegation preferences, business needs, financial objectives and risk tolerances. Clients seamlessly integrate our capabilities into their best practices, an approach designed to address the investor’s specific risk-return requirements, reduce business risk, provide ongoing due diligence and increase operational efficiency.
Clients benefit from solutions that combine the breadth of SEI’s investment management, advisory, and administration services:
•SEI’s open-architecture investment management approach provides access to manager research, manager selection and monitoring, portfolio construction and discretionary management. Portfolio strategies are flexible and customized for each client, and may incorporate both active and passive components with adherence to client-specified ESG criteria. Product implementations can include SMA accounts or collective investment vehicles through either SEI-sponsored or third-party investment products;
•Advisory services include scenario modeling and customization of an asset allocation plan designed to meet long-term objectives; and
•Plan administration services include trustee, custodial, and benefit payment services.
In late 2020, we introduced our Enhanced Chief Investment officer (ECIO) solution for larger institutional investors, designed to help in-house investment teams spend less time on operations and more time on investment management. ECIO leverages our One SEI approach and combines existing SEI technologies, operational services, and non-fiduciary investment expertise to create a new solution that expands our addressable markets in this segment. Longer term, we remain focused on providing our clients with value-added advice and discretionary services and continuing efforts to build a globally diversified institutional client base.
Fees are primarily earned as a percentage of average assets under management calculated using the average of the four-month ending balances preceding the billing date. At December 31, 2020, we had relationships with 464 institutional clients. Approximately 230 of our global clients have had relationships with SEI for more than 10 years.
This segment operates in large, global markets. We compete with various other providers depending on the prospective client’s national jurisdiction, business type, size, complexity and unique requirements. At larger institutional investors, principal competitors may include the organization’s in-house investment team, global advisory firms offering fiduciary management services such as Aon Hewitt and Willis Towers Watson, as well as with asset management firms like Mercer and Russell Investments. We also compete with numerous investment-management firms, including regional or boutique firms with an industry specialization.
Investment Managers
We are a leading global provider of investment operations outsourcing platforms to fund companies, banking institutions, sovereign wealth funds, family offices and investment managers, both traditional and alternative, worldwide. We provide investment organizations and asset owners with the advanced operating infrastructure that is critical to succeed in this highly competitive industry while also providing solutions to efficiently navigate a host of ever changing and increasingly complex business and regulatory challenges.
Our comprehensive global operating platform and technological infrastructure provides clients with customized and integrated capabilities in the areas of:
•data and information management/analytics;
•investment operations;
•regulatory and compliance support;
•fund administration;
•fund accounting;
•investor reporting; and
•distribution support.
The Investment Managers segment serves a diverse and sophisticated group of alternative, traditional, and hybrid asset managers, including 49 of the top 100 managers worldwide. We believe clients choose our full-service offering because of its flexibility, quality and ability to support their diverse and often bespoke business needs across multiple product types and structures, investment strategies and asset classes.
Clients manage assets in a variety of packaging types, including hedge funds, private equity, private debt and real estate funds, open-ended mutual funds, separate accounts, ETFs, UCITS and closed-end funds. For clients focused on the $33 trillion U.S. retirement market that manage assets within a collective investment trust, we offer trustee and investment management services, as well as administration services. Our platform also enables the delivery of outsourcing services to a full spectrum of investment managers, accommodating the special needs of emerging and start-up managers all the way through to the most complex, multi-asset hybrid managers globally. Our operational platform enables managers to view their business in a comprehensive and integrated way, providing more insight and control over their business risks and results. We also offer a regulatory compliance platform that assists managers in adhering to the changing and increasingly demanding global regulatory environment.
This segment also offers a comprehensive suite of technology- and operationally-enabled services for ultra-high-net-worth families, their trusted advisors and the institutions that service the family office market. Enabled by the Archway PlatformSM, we handle complex partnership, portfolio and corporate accounting alongside bill payment, investment management and multi-asset class data aggregation. These services are designed to help family offices and advisors to wealthy families better serve their ultra-high-net-worth clients.
Over the past few years, investors have faced multiple market disruptions and rising volatility, albeit in generally upward-trending broader markets. There has been an increased level of regulatory pressure focused on investor and data protection globally. Investment managers have responded with a range of innovative products designed to better align interests between managers and investors, manage market volatility and downside risk, and many now offer alternatives to the pure long-only active investing strategies historically used in traditional markets. Our processing and technology solutions fully support a myriad of alternative fund structures, either through standalone private or public fund vehicles or using our SEC-registered U.S. mutual fund and ETF series trust platform. We also believe that competitiveness will increasingly be based on capabilities other than just portfolio investment expertise, we offer managers solutions that help them gain scale and efficiency, run their businesses more intelligently through data analytics and intuitive online dashboards, and be more responsive to regulatory, investor and intermediary needs.
We will continue our efforts to add new asset managers, asset owners, family offices and private wealth advisors as clientele; grow our existing client relationships; and expand into new markets. With our One SEI strategy, we are also modularizing platform capabilities into standalone components, enabling an unbundled approach to product delivery into the markets served by SEI.
Contracts for fund administration outsourcing services generally have terms ranging from three to five years. Fees are primarily earned as a percentage of assets under management and administration. A portion of the revenues for this segment is earned as account servicing fees. As of December 31, 2020, we had relationships with 526 investment management companies, alternative investment managers, family offices and private wealth advisors.
Our competitors vary according to the asset class or solutions provided and the domiciles in which they operate and include: State Street, BNY Mellon, Northern Trust, SS&C Technologies and Citco.

Investments in New Businesses
The Investments in New Businesses segment represents other business ventures or research and development activities intended to expand our solutions to new or existing markets, including ultra-high-net-worth families who reside in the United States.
This segment also includes costs associated with other business and research initiatives, including network and data protection services and the modularization of larger technology platforms into stand-alone components for the wealth management and investment processing markets.
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
Research and Development
We continue to devote significant resources to research and development, including expenditures for new technology platforms, enhancements to existing technology platforms and new investment products and services. Our research and development expenditures for the last three years were:

(all dollar amounts in thousands)	2020	2019	2018
Research and development expenditures	$175,456	$163,008	$159,084

Capitalization of costs incurred in developing computer software	$24,119	$34,074	$44,221

Research and development expenditures as a percentage of revenues	10.4%	9.9%	9.8%
The majority of our research and development spending is related to adding capabilities to the SEI Wealth Platform (SWP). SWP is the technology infrastructure for the business solutions now being marketed and delivered to clients in the United States and the United Kingdom served by the Private Banks segment. SWP also is the technology infrastructure for the business solutions now being marketed and delivered to clients in the United States served by the Investment Advisors segment. We believe the advanced capabilities of SWP will enable us to significantly extend and enhance the services we offer to clients and expand SEI’s addressable markets.
Research and development expenditures are included in Compensation, benefits and other personnel and Consulting, outsourcing and professional fees on the accompanying Consolidated Statements of Operations.
Marketing and Sales
Our business platforms are directly marketed to potential clients in our target markets. At January 29, 2021, we employed approximately 101 sales representatives who operate from offices located throughout the United States, Canada, the United Kingdom, continental Europe, South Africa, Asia and other locations.
Customers
In 2020, no single customer accounted for more than 10% of revenues in any business segment.
Regulatory Considerations
We conduct our operations through several regulated wholly-owned subsidiaries. These subsidiaries include:
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
•SEI Institutional Transfer Agent, Inc., or SITA, a transfer agent registered with the SEC under the Securities Exchange Act of 1934.

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
In addition to the regulatory authorities listed above, our subsidiaries are subject to the jurisdiction of regulatory authorities in other foreign countries. In addition to our wholly-owned subsidiaries, we also own a minority interest of approximately 38.8% in LSV, which is also an investment advisor registered with the SEC.
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
We are subject to U.S. and foreign anti-money laundering and financial transparency laws that require implementation of regulations applicable to financial services companies, including standards for verifying client identification and monitoring client transactions and detecting and reporting suspicious activities. We offer investment and banking solutions that also are subject to regulation by the federal and state securities and banking authorities, as well as foreign regulatory authorities, where applicable. Existing or future regulations that affect these solutions could lead to a reduction in sales of these solutions or require modifications of these solutions.
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
Our businesses are also subject to privacy and data protection information security legal requirements concerning the use and protection of certain personal information. These include those adopted pursuant to the Gramm-Leach-Bliley Act and the Fair and Accurate Credit Transactions Act of 2003 in the United States, the General Data Protection Regulation (GDPR) in the EU, Canada’s Personal Information Protection and Electronic Documents Act, the Cayman Islands' Data Protection Law, and various other laws. Privacy and data security legislation is a priority issue in many states and localities in the United States, as well as foreign jurisdictions outside of the EU. For example, California enacted the California Consumer Privacy Act (CCPA) which broadly regulates the sale of the consumer information of California residents and grants California residents certain rights to, among other things, access and delete data about them in certain circumstances. Other states are considering similar proposals. Such attempts by the states to regulate have the potential to create a patchwork of differing and/or conflicting state regulations. Ensuring compliance under ever evolving privacy legislation, such as GDPR and CCPA, is an ongoing commitment which involves substantial costs.
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
In addition, see the discussion of governmental regulations in Item 1A “Risk Factors” for a description of the risks that the current regulatory regimes and proposed regulatory changes may present for our business.
Human Capital
At January 29, 2021, we had 3,963 full-time and 25 part-time employees.
•3,087 of these employees work in our Oaks, Pennsylvania facility;
•58 of these employees work in our Manhattan office in New York, New York;
•27 of these employees work in our office in Toronto, Canada;
•244 of these employees work in our office in Dublin, Ireland;
•283 of these employees work in our office in London, United Kingdom; and
•the balance of our employees work in our other offices located in additional cities in the United States, South Africa, China and India.
Employee unions do not represent any of our employees.
Diversity and Inclusion
SEI is committed to creating and maintaining an inclusive workforce and culture. We believe it is imperative to have diversity of thought and talent in order to address the needs of our diverse client base. We value the contributions that come from individuals with whom we work, including their diverse backgrounds, experiences and ideas. In keeping with that belief, we are proud to be an equal opportunity employer.
We seek to develop relationships with historically diverse colleges to further our goal of diversity in the workplace. Beyond posting positions on diversity job boards, we support and attend industry and professional conferences, seeking candidates of all backgrounds, including the National Association of Black Accountants (NABA), ASCEND, Money Managers Institute (MMI), Pennsylvania Diversity Leadership Council, and the Professional Diversity Network.
SEI launched the Neurodiversity@Work program in 2017 and serves as part of the Northeastern collective of companies focused on neurodiversity. The Neurodiversity@Work program focuses on connecting career opportunities to those individuals who are on the autism spectrum. By year end 2020, our Neurodiversity@Work program has provided over 22 neurodiverse students career support as they seek opportunities within financial services and technology. The program continues to expand as we partner with local, national and international partners for continued learning, career placement and program success.

We are a Department of Defense Skillbridge company, hosting transitioning service members for internship and long-term, skill-building and observation opportunities in preparation for a career post-service. As part of our commitment to our military communities, we look to continue to scale the Skillbridge program and welcome more transitioning service members in 2021 and beyond.
SEI is also a member of the Chester County Economic Development Council, which works specifically with the Hire One Task Force. We are committed to connecting job seekers to hiring employers. Through this effort, our retiree-focused program continues to employ workers who are eligible for retirement but are seeking part-time or on-call work.
Training and Development
The Workforce Development team provides multiple tools to our employees to support their growth and professional development. The commitment to employee education continued in 2020 with the introduction of new programs, learning content, and a new tool to provide employees access to learning that suits their needs.
In keeping with a global focus, our Learning and Development team aimed to extend and expand the access of professional development and technology courses to employees around the globe. We invested in partnerships with LinkedIn Learning to remove the physical barriers of in-person training and provided employees with access to over 5,000 new courses.
We recognize that as our business needs evolve, our employees’ learning and development needs evolve as well. In an effort to enhance how employees receive and interact with new educational content, we partnered with Docebo, an online learning platform with a focus on curated content based on an employee’s role, interests and focus. Through this collaboration, we increased training flexibility and provided easier access to content and education tools while still delivering necessary professional and compliance-related content.
In 2019, we launched our first Design Thinking Cohort, a program that aims to foster employee creativity and innovation. The program provides an in-depth immersion into the core methodology of design thinking, as well as the opportunity to immediately apply the mindset and tools and take this learning to everyday practices. By year end 2020, 50 employees participated in two sessions.
We also continued to invest in our employees through the Gallup Strengths program, which helps employees understand and build on their unique strengths and develop as leaders. In 2020, we trained 705 employees through facilitated team trainings and open courses. In total, over 1,400 employees have been educated on Gallup Strengths.
Leadership Development
We launched the “5-15 Leadership Program” for continued growth of leaders. Each cohort year, we bring together 15 emerging and experienced leaders from across SEI’s business. Throughout the three-month program, they are given the opportunity to learn from each other, grow together, connect across organizational functions, gain exposure to executive management and develop a leadership mindset. Six members, 40% of the initial class, moved into expanded or more senior roles upon completion of the program in January 2020.
For our emerging leaders coming from universities across the globe, our Associates and Internship programs equip recent and soon-to-be graduates with the tools, exposure and development opportunities necessary to launch their SEI careers and provide on-going support for long-term success at SEI.
Both programs proved successful again in 2020 (with 12 and 29 participants, respectively), and we continued our strategy to develop SEI’s newest wave of talent. The programs include education centered on business knowledge, leadership development and strengths-based self-discovery. The Associates and Internship programs have a hallmark event, featuring a case study competition and an innovation pitch to share knowledge and ideas to improve our campus communities.
Employee Affinity Groups
We believe it is important to endeavor to make a meaningful, positive impact on the communities we work in and serve. We strive to be stewards of advocacy, which may be best represented in our diversity initiatives and the grassroots efforts that define our employee-led volunteer groups. Each cause-based group is led by an elected board of directors, and the members follow a specified mission to accomplish their goals. Our affinity groups are self-created, self-run and self-sustained with the support of global colleagues and communities.

SEI Cares:
SEI Cares is a global, philanthropic organization that sponsors volunteer opportunities and awareness events. Established in 2001, the SEI Cares Fund, an employee contribution fund, provides grants to local partner organizations that support animal welfare, community development, environmental protection, and health services.
SEI Diversity:
SEI Diversity supports our efforts to attract, develop and retain employees from diverse backgrounds. SEI Diversity focuses on employee education, building an inclusive culture and promoting success for all our stakeholders.
SEI Green Team:
The SEI Green Team seeks to foster a sustainable future through providing environmental education and awareness for our employees, developing solutions to reduce SEI’s environmental footprint, and supporting environmentally friendly purchasing and consumption.
SEI Salutes:
SEI is committed to providing a safe, engaging and stimulating environment that encourages the recruitment and retention of veterans and military personnel. SEI Salutes strives to support veterans and their families in the transition from military service to civilian life, enhance SEI’s diversity, and celebrate the contributions of our colleagues with military backgrounds.
SEI Women’s Network:
Founded in 2007, the group seeks to inspire and support the professional growth of women. A board of 14 women and men, who average 14 years of work experience, leads the global organization. The SEI Women’s Network provides educational forums, hosts networking opportunities, and encourages success through personal and professional growth. The Women’s Network profiles women across the globe through our HERstory campaign and culminates their activities in a one-day annual leadership summit.
SEI Wellness Team:
The Wellness Team globally promotes employees’ physical, financial and social well-being by creating forums to discuss healthy lifestyles, encouraging physical fitness, sharing caregiving information and advice, helping employees navigate workplace wellness challenges, and offering group sessions on a wide range of physical, emotional and financial well-being topics.
Workplace Health and Safety
The health and safety of our people working around the globe is a top priority for us.
The COVID-19 pandemic is having widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. Federal and state governments have implemented measures in an effort to contain the virus, including social distancing, travel restrictions, border closures, limitations on public gatherings, work from home, and closure of non-essential businesses. To protect the health and well-being of our employees, suppliers, and customers, we have made substantial modifications to employee travel policies, implemented office closures as employees are advised to work from home, and cancelled or shifted our conferences and other marketing events to virtual-only.
Approximately 99% of our employees have been working from home since March 2020 and continue to work remotely, as we evolve our preparedness strategy for office re-openings to integrate key learnings, safety measures and employee feedback to rethink the future of work. We have formed an enterprise-wide committee of employees from diverse geographies and business units that meets weekly to discuss health, safety and remote working logistics. We have introduced expanded health and wellness benefits to help our employees cope with the health impacts of COVID-19, including:
•A microsite that aggregates all COVID-19 related information for our employees to understand our resources and planning as well as those of the local communities in which we have operations;
•A new Supplemental Child Care Reimbursement Policy to assist employees with the unexpected expense of child care during the pandemic that is intended to help cover gaps in care under our traditional policies;
•An expanded paid time off policy that allows for the flexibility to self-quarantine; and
•Providing additional resources for employees to manage potential mental health issues.
In addition, see the discussion of pandemics in Item 1A “Risk Factors” for a description of the risks associated with pandemics generally, and COVID-19 specifically.

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
Risks Related to Our Business Model
Our revenues and earnings are affected by changes in capital markets and significant changes in the value of financial instruments. A majority of our revenues are earned based on the value of assets invested in investment products that we manage or administer. A decrease in the value of these assets, whether due to general market movements or as a consequence of various products’ unique investment performance, would cause a decline in our assets under administration or management, and a corresponding decline in our revenue and earnings. Significant fluctuations in securities prices may also influence an investor’s decision to invest in and maintain an investment in a mutual fund or other investment products. Geopolitical events, market volatility, illiquid market conditions and other disruptions in the financial markets may make it extremely difficult to value certain financial instruments, particularly during periods of market displacement. Subsequent valuations of financial instruments in future periods, in light of factors then prevailing, may result in significant changes in the value of these instruments. As a result, our revenues and earnings derived from assets under management and administration could be adversely affected.
We are exposed to product development risk. We continually strive to increase revenues and meet our customers' needs by introducing new products and services as well as maintaining and improving our existing products and services. As a result, we are subject to product development risk, which may result in loss if we are unable to develop and deliver products to our target markets that address our clients' needs, that are developed on a timely basis, or that reflect an attractive value proposition. We are also subject to the risk that new products and solutions we develop may not function as expected or may be prone to error or disruption, which may result in material losses or harm to our reputation and ability to market such solutions. The majority of our technology product development risk pertains to the evolution of the SEI Wealth Platform and our other technology platforms and our work related to our One SEI strategy to modularize some of our technology assets.
The development and introduction of new products and services in our asset management operations requires continued innovative efforts on our part and may require significant time and resources as well as ongoing support and investment. Substantial risk and uncertainties are associated with the introduction of new products and services, including the implementation of new and appropriate operational controls and procedures, shifting client and market preferences, the introduction of competing products or services and compliance with regulatory requirements. Indeed, product development in the asset management arena has had significant growth in newer areas where investment criteria and performance metrics have not yet been fully defined or developed, such as Environmental, Social and Governance, or “ESG” products, Sustainable Investing products, and Tax Harvesting programs. New products often must be in the market place for three or more years in order to generate track records required to attract significant asset inflows. A failure to continue to innovate, to introduce successful new products and services, or to manage effectively the risks associated with such products and services, may impact our market share and may cause our revenues and earnings derived from assets under management and administration to decline.
We may not achieve significant revenue from new products or services for years, if at all. New products and services may not be profitable, and even if they are profitable, operating margins for some new products and services may not be as high as the margins we have experienced historically.
If we fail to develop new or enhanced products or services at an acceptable cost or on a timely basis, or if our development strategies as a result of our One SEI strategy are not accepted by our clients, we may recognize significant financial losses. Further, if we fail to deliver products and services which are of sound economic value to our clients and our target markets, or are unable to support the product in a cost-effective and compliant manner, we may face reputational damage and incur significant financial losses.
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
Our investment management platforms include investment management programs and back-office investment processing outsourcing services and are generally offered on a bundled basis. The breadth of our business solutions allows us to compete on a number of factors including:
•the performance of our investment products;
•the level of fees charged;
•the quality of our investment processing services;
•our reputation and position in the industry;
•our ability to adapt to disruptive technology developments or unforeseen market entrants; and
•our ability to address the complex and changing needs of our clients.
Increased competition on the basis of any of these factors could have an adverse impact on our competitive position resulting in a decrease in our revenues and earnings.
Our earnings and cash flows are affected by the performance of LSV. We maintain a minority ownership interest in LSV which is a significant contributor to our earnings. We also receive partnership distribution payments from LSV on a quarterly basis which contribute to our operating cash flows. LSV is a registered investment advisor that provides investment advisory services to institutions, including pension plans and investment companies. LSV is a value-oriented, contrarian money manager offering a deep-value investment alternative utilizing a proprietary equity investment model to identify securities generally considered to be out of favor by the market. Volatility in the capital markets or poor investment performance on the part of LSV, on a relative basis or an absolute basis, could result in a significant reduction in their assets under management and revenues and a reduction in performance fees. Consequently, LSV's contribution to our earnings through our minority ownership, as well as to our operating cash flows through LSV's partnership distribution payments, could be adversely affected.
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
Risks Related to Our Technology
We are exposed to data and cyber security risks. Like other global financial service providers, we experience millions of cyber-attacks on our computer systems, software, networks and other technology assets on a daily basis. Cyber security and information risks for financial institutions have significantly increased in recent years in part because of the proliferation of new technologies, the use of the internet and mobile telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists and other external extremist parties, including foreign state actors, in some circumstances as a means to promote political ends. In addition to the growing sophistication of certain parties, the commoditization of cyber tools which are able to be weaponized by less sophisticated actors has led to an increase in the exploitation of technological vulnerabilities. Any of these parties may also attempt to fraudulently induce employees, customers, clients, vendors or other third parties or users of our systems to disclose sensitive information in order to gain access to our data or that of our employees or clients. Cyber security and information security risks may also derive from:
•human error,

•fraud, or malfeasance on the part of our employees or third parties,
•accidental technological failure, or
•our failure to introduce security patches provided by vendors in a timely manner.
In addition, third parties with whom we do business, their service providers, as well as other third parties with whom our customers do business, are sources of cyber security risks, particularly where activities of customers are beyond our security and control systems. We have established and continually evaluate including, but not limited to, firewalls, intrusion detection systems, computer forensics, vulnerability scanning, server hardening, penetration testing, anti-virus software, data leak prevention, encryption and centralized event correlation monitoring. There is no guarantee that the strategies we have deployed that are designed to protect against threats and vulnerabilities will be effective or provide recoverability of our systems or our data or that of our clients given the techniques used in cyber-attacks are complex and frequently change.
A successful penetration or circumvention of the security of our systems or the systems of a vendor, governmental body or another market participant could cause serious negative consequences, including:
•significant disruption of our operations and those of our clients, customers and counterparties, including losing access to operational systems;
•misappropriation of our confidential information or that of our clients, counterparties, vendors, employees or regulators;
•damage to our technology infrastructure or systems and those of our clients, vendors and counterparties;
•inability to fully recover and restore data that has been stolen, manipulated or destroyed, or to prevent systems from processing fraudulent transactions;
•violations by us of applicable privacy and other laws;
•financial loss to us or to our clients, vendors, counterparties or employees;
•loss of confidence in our cyber security measures;
•dissatisfaction among our clients or counterparties;
•significant exposure to litigation and regulatory fines, penalties or other sanctions; and
•harm to our reputation.
Any of the foregoing factors could expose us to liability for damages which may not be covered by insurance; but may result in the loss of customer business, damage to our reputation, regulatory scrutiny or civil litigation.
The failure to upgrade or maintain our computer systems, software and networks could also make us susceptible to breaches and unauthorized access and misuse. We may be required to expend significant additional resources to modify, investigate or remediate vulnerabilities or other exposures arising from data and cyber security risks. Furthermore, even if not directed at us specifically, attacks on other financial institutions could disrupt the overall functioning of the financial system. As a result of the importance of communications and information systems to our business and our reliance on the services provided to us by third parties, we could also be adversely affected if attacks affecting our third-party service providers impair our ability to process transactions and communicate with clients and counterparties.
Given our global footprint and the high volume of transactions we process, the large number of clients, partners, vendors and counterparties with which we do business, and the increasing sophistication of cyber-attacks, a cyber-attack or information security breach could occur and persist for an extended period of time without detection. We expect that any investigation of a cyber-attack would be inherently unpredictable and that it would take time before the completion of any investigation and before there is availability of full and reliable information. During such time we would not necessarily know the extent of the harm or how best to remediate it, and certain errors or actions could be repeated or compounded before they are discovered and remediated, all or any of which would further increase the costs and consequences of a cyber-attack.
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
We are exposed to risk of the disclosure and misuse of personal data. We store and process large amounts of personally identifiable information of our customers. It is possible our security controls over personal data, our training of employees on data security, our vendor due diligence and oversight processes, and other practices we follow may not prevent the improper disclosure or misuse of personal data that we or our vendors store and/or manage. Improper disclosure or misuse of personal data could harm our reputation, lead to legal exposure, or subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue. Perceptions that the collection, use, and retention of personal information is not satisfactorily protected could inhibit sales of our products or services. Additional security measures we may take to address customer concerns may cause higher operating expenses or hinder growth of our products and services.
We are exposed to risk of outages, data losses, and disruptions of services. We maintain and process data for our clients that is critical to their business operations. The products and services used to process that data is increasingly complex, and maintaining, securing, and expanding this infrastructure is expensive. It requires that we maintain an Internet connectivity infrastructure and storage and compute capacity that is robust and reliable within competitive and regulatory constraints that continue to evolve. Inefficiencies or operational failures, including temporary or permanent loss of customer data, damaged software codes, or delayed or inaccurate processing of transactions, insufficient Internet connectivity, or inadequate storage and compute capacity, could diminish the quality of our products, services, and user experience resulting in contractual liability, claims by customers and other third parties, regulatory actions, damage to our reputation, and loss of current and potential users, each of which may adversely impact our consolidated financial statements. The costs necessary to rectify these problems may be substantial and may adversely impact our business.
We are exposed to intellectual property risks. Our continued success also depends in part on our ability to protect our proprietary technology and solutions and to defend against infringement claims of others. We primarily rely upon trade secret law, software security measures, copyrights and confidentiality restrictions in contracts with employees, vendors and customers. Our industry is characterized by the existence of a large number of trade secrets, copyrights and the rapid issuance of patents, as well as frequent litigation based on allegations of infringement or other violations of intellectual property rights of others. A successful assertion by others of infringement claims or a failure to maintain the confidentiality and exclusivity of our intellectual property may have a material adverse effect on our business and financial results.
We are dependent upon third-party service providers in our operations. In connection with our ongoing operations, we utilize the services of third-party suppliers, which we anticipate will continue and may increase in the future. These services include, for example, outsourced development, processing and support functions, and other professional services.
Our broader third-party relationships include: financial counterparties; financial intermediaries such as clearing agents, exchanges and clearing houses; vendors; regulators; and providers of critical infrastructure. Third parties are sources of cyber security risk to us, particularly when their activities and systems are beyond our own security and control systems. A cyber-attack, information breach or loss, or technology failure of a third party could adversely affect our ability to effect transactions, service our clients, manage our exposure to risk, expand our businesses, or significantly harm our reputation.
Third-party financial entities and technology systems upon which we rely are becoming more interdependent and complex. For example, in recent years, there has been significant consolidation among clearing agents, exchanges and clearing houses and increased interconnectivity of multiple financial institutions with central agents, exchanges and clearing houses. This consolidation and interconnectivity increases the risk of operational failure, on both an individual and industry-wide basis, as disparate complex systems need to be integrated, often on an accelerated basis.
A failure by a third-party product or service provider may impair our ability to provide contractual services to our clients on a timely basis, to process transactions for our clients accurately, or to meet our regulatory obligations. If a third-party service provider is unable to provide services, we may incur significant costs to either internalize some of these services, find a suitable alternative, or to compensate our clients for any losses that may be sustained as a consequence of the actions or inactions of our third-party services providers. In the event of a breakdown or improper operation of a direct or indirect third-party’s systems or processes, or improper or unauthorized action by third parties, including consultants and subcontractors, we could suffer financial loss, a disruption of our businesses, regulatory sanctions or damage to our reputation.
Risks Related to Our Investment Products and Solutions
Our investment management business may be affected by the poor investment performance of our investment products or a client preference for products other than those which we offer or for products that generate lower fees. Poor investment returns in our investment management business, due to either general market conditions or underperformance (relative to our competitors or to benchmarks) by funds or accounts that we manage or investment products that we design or sell, affects our ability to retain existing assets and to attract new clients or additional assets from existing clients and could affect the management and incentive fees that we earn on assets under management. To the extent that our clients choose to invest in products that we do not currently offer, we will suffer outflows and a loss of management fees. Further, if, due to changes in investor sentiment or the relative performance of certain asset classes or otherwise, clients invest in products that generate lower fees, our investment management business could be adversely affected.
Our investment advisory contracts may be terminated or may not be renewed on favorable terms. We derive a substantial portion of our revenue from providing investment advisory services. The advisory or management contracts we have entered into with clients, including the agreements that govern many of SEI’s investment funds, provide investors or, in some cases, the independent directors of applicable investment funds, with significant latitude to terminate such contracts, withdraw funds or liquidate funds with limited notice or penalty. We also manage U.S. mutual funds under management contracts that must be renewed and approved annually by the funds’ respective boards of trustees, a majority of whom are independent from SEI. Our fee arrangements under any advisory or management contracts may be reduced (including at the behest of a fund’s board of trustees). In addition, if a number of our clients terminate their contracts, liquidate funds or fail to renew management contracts on favorable terms, the fees we earn could be reduced, which may cause our assets under management, revenue and earnings to decline.
We rely on the services of third-party sub-advisers. We serve as the investment advisor for many of the products offered through our investment management programs and utilize the services of investment sub-advisers to manage the majority of these assets. A failure in the performance of our due diligence processes and controls related to the supervision and oversight of these firms, as well as errors, fraudulent activity, or noncompliance with relevant securities and other laws and regulations by those firms, could cause us to suffer financial loss, regulatory sanctions or damage to our reputation.
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
Risks Related to Our Legal, Regulatory and Compliance Environment
The financial services industry is subject to extensive regulations that impact our business. Legal, regulatory and compliance risk includes the risk of legal or regulatory sanctions, material financial loss including fines, penalties, judgments, damages and/or settlements, or loss to reputation we may suffer as a result of our failure to comply with laws, regulations, rules, related self-regulatory organization standards and codes of conduct applicable to our business activities. This risk also includes contractual and commercial risk, such as the risk that a counterparty’s performance obligations will be unenforceable. It also includes compliance with anti-money laundering, anti-corruption and terrorist financing rules and regulations.
Our various business activities are conducted through entities which may be registered with or regulated by the SEC and CFTC as an investment advisor, a broker-dealer, a commodity pool operator, a transfer agent, or an investment company, and with federal or state banking authorities as a trust company. Our broker-dealer is also a member of FINRA and is subject to its rules and oversight. In addition, some of our foreign subsidiaries are registered with, and subject to the oversight of, regulatory authorities primarily in the United Kingdom, the Republic of Ireland, Canada, Republic of South Africa and the Cayman Islands. Many of our clients are subject to substantial regulation by federal and state banking, securities or insurance authorities or the Department of Labor. Compliance with existing and future regulations, responding to and complying with recent regulatory activity affecting broker-dealers, investment advisors, investment companies and their service providers and financial institutions, and examination or other supervisory activities of our regulators or of the regulators of our clients, could have a significant impact on our operations or business or our ability to provide certain products or services.
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
Our businesses are also subject to privacy and data protection information security legal requirements concerning the use and protection of certain personal information. These include those adopted pursuant to the Gramm-Leach-Bliley Act and the Fair and Accurate Credit Transactions Act of 2003 in the United States, the General Data Protection Regulation (GDPR) in the EU, Canada’s Personal Information Protection and Electronic Documents Act, the Cayman Islands' Data Protection Law, and various other laws. Privacy and data security legislation is a priority issue in many states and localities in the United States, as well as foreign jurisdictions outside of the EU. For example, California enacted the California Consumer Privacy Act (CCPA) which broadly regulates the sale of the consumer information of California residents and grants California residents certain rights to, among other things, access and delete data about them in certain circumstances. Other states are considering similar proposals. Such attempts by the states to regulate have the potential to create a patchwork of differing and/or conflicting state regulations. Ensuring compliance under ever evolving privacy legislation, such as GDPR and CCPA, is an ongoing commitment which involves substantial costs, and it is possible that despite our efforts, governmental authorities or third parties will assert that our practices fail to comply with relevant regulatory standards.
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
Our investment management operations may subject us to legal liability for client losses. Our fund and trust management and administration operations are complex activities and include functions such as recordkeeping and accounting, security pricing, corporate actions, compliance with investment restrictions, daily net asset value computations, account reconciliations, and required distributions to fund shareholders. Failure to properly perform operational tasks or the misrepresentation of our services and products could subject us to regulatory sanctions, penalties or litigation and result in reputational damage, liability to clients, and the termination of investment management or administration agreements and the withdrawal of assets under our management.
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
We are subject to litigation and regulatory examinations and investigations. The financial services industry faces substantial regulatory risks and litigation. Like many firms operating within the financial services industry, we are experiencing a difficult and continuously evolving regulatory environment across our markets. Our current scale and reach as a provider to the financial services industry; the increased regulatory oversight of the financial services industry generally; new laws and regulations affecting the financial services industry and ever-changing regulatory interpretations of existing laws and regulations, have made this an increasingly challenging and costly regulatory environment in which to operate. Examinations or investigations could result in the identification of matters that may require remediation activities or enforcement proceedings by the regulator. The direct and indirect costs of responding to these examinations, or of defending ourselves in any enforcement investigation or litigation could be significant. Additionally, actions brought against us may result in settlements, awards, injunctions, fines and penalties. Litigation or regulatory action could also harm our reputation with clients and prospects, have an adverse effect on our ability to offer some of our products and services, or impede our ability to maintain operations in certain jurisdictions.
Risks Related to Our Business Generally
If our management fails to develop and execute effective business strategies, and to anticipate changes affecting those strategies, our results could suffer. Our business strategies significantly affect our results of operations. These strategies relate to:
•the products and services we offer;
•the geographies in which we operate;
•the types of clients we serve;
•the counterparties with which we do business; and
•the manner in which we deploy our capital resources to take advantage of perceived opportunity in the short and long-term.
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
Our growth and prospects also depend on management’s ability to develop and execute effective business plans to address these strategic priorities, both in the near term and over longer time horizons. Management’s effectiveness in this regard will affect our ability to develop and enhance our resources, control expenses and return capital to shareholders. Each of these objectives could be adversely affected by any failure on the part of management to:
•devise effective business plans and strategies;
•effectively implement business decisions;
•institute controls that appropriately address the risks associated with business activities and any changes in those activities;
•offer products and services that are appropriately priced, meet the changing expectations of clients and customers and are delivered in ways that enhance client satisfaction;
•allocate capital in a manner that promotes long-term stability to enable us to build and invest in market-leading technologies and products, even in a highly-stressed environment;
•adequately respond to regulatory requirements;
•appropriately address shareholder concerns;
•react quickly to changes in market conditions or market structures, or
•develop and enhance the operational, technology, risk, financial and managerial resources necessary to grow and manage our business.
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
We are exposed to operational risks. We are subject to the risk of loss, or of harm to our reputation, resulting from inadequate or failed processes or systems. We are exposed to operational risk across the full scope of our business activities, including revenue-generating activities (e.g., sales and trading) and support and control groups (e.g., information technology, accounting systems and trade processing).
Our businesses are highly dependent on our ability to process and report, on a daily basis, a large number of transactions across numerous and diverse markets and asset classes in many currencies. Operational efficiency is modeled on defined and strict timelines which present inherent risk. In the event of a breakdown or improper operation of systems, human error or improper action by employees or consultants, we could suffer significant financial loss, regulatory sanctions or damage to our reputation. Additionally, we may introduce new products or services or change processes or reporting, including in connection with new regulatory requirements, resulting in new operational risk that we may not fully appreciate or identify.
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
Our operations depend on the competence and integrity of our employees and third parties. Our ability to operate our businesses efficiently and profitably, and to offer products and services that meet the expectations of our clients, is highly dependent on the competence and trustworthiness of our employees and contractors, as well as those of third parties on which our operations rely, including vendors, custodians and financial intermediaries. Our businesses could be materially and adversely affected by a significant operational breakdown or failure, theft, fraud or other unlawful conduct, or other negative outcomes caused by poor judgement, human error or misconduct on the part of one of our employees or contractors or those of a third party on which our operations rely.
We are a holding company and, therefore, may not be able to receive dividends or other payments in needed amounts from our subsidiaries. We are organized as a holding company, a legal entity separate and distinct from our operating entities. As a holding company without significant operations of its own, our principal assets are the shares of capital stock of our subsidiaries. We rely on dividends and other payments from these subsidiaries to meet our obligations for paying dividends to shareholders, repurchasing our common stock and paying corporate expenses. Certain of our subsidiaries are subject to regulatory requirements of the jurisdictions in which they operate or other restrictions that may limit the amounts those subsidiaries can pay in dividends or other payments to us. No assurance can be given that there will not be further changes in law, regulatory actions, or other circumstances that could restrict the ability of our subsidiaries to pay dividends or otherwise make payment to us. Furthermore, no assurance can be given that our subsidiaries may be able to make timely payments to us in order for us to meet our obligations.
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

The departure of the United Kingdom from the European Union could negatively affect our business, results of operations and operating model. It remains highly uncertain how the departure of the United Kingdom from the European Union (EU), which is commonly referred to as “Brexit,” will affect financial services firms that conduct substantial operations in the EU from legal entities that are organized in or operating from the United Kingdom. The United Kingdom exited the EU on January 31, 2020, and a transitional period expired on December 31, 2020 without any extension being agreed. In addition, Brexit has created an uncertain political and economic environment in the United Kingdom, and may create such environments in other EU member states. Political and economic uncertainty has in the past led to, and the outcome of Brexit could lead to, declines in market liquidity and activity levels, volatile market conditions, a contraction of available credit, changes in interest rates or exchange rates, weaker economic growth and reduced business confidence all of which could adversely impact our business. Given the potential negative disruption to regional and global financial markets, and depending on the extent to which we may be required to make material changes to our EU operations beyond those currently planned, our results of operations and business prospects could be negatively affected.
We may incur losses if our risk management and business continuity strategies, models and processes are not fully effective in mitigating our risk exposures in all market environments or against all types of risk. We seek to monitor and control our risk exposure through a risk and control framework encompassing a variety of separate but complementary financial, credit, operational, compliance and legal reporting systems, internal controls, management review processes and other mechanisms. Our risk management process seeks to balance our ability to profit from our business activities, with our exposure to potential losses and liabilities. While we employ a broad and diversified set of risk monitoring and risk mitigation techniques, those techniques and the judgments that accompany their application cannot anticipate every economic and financial outcome or the specifics and timing of such outcomes. As our businesses change and grow, and the markets in which we operate evolve, our risk management strategies, models and processes may not always adapt with those changes. Some of our methods of managing risk are based upon our use of observed historical market behavior and management’s judgment. As a result, these methods may not predict future risk exposures, which could be significantly greater than the historical measures indicate. In addition, the use of models in connection with risk management and numerous other critical activities presents risks that such models may be ineffective, either because of poor design or ineffective testing, improper or flawed inputs, as well as unpermitted access to such models resulting in unapproved or malicious changes to the model or its inputs. Market conditions in recent years have involved unprecedented dislocations and highlight the limitations inherent in using historical data to manage risk. Thus, we may, in the course of our activities, incur losses.
Despite the business contingency, disaster recovery and security response plans we have in place, there can be no assurance that such plans will fully mitigate all potential risks to us. Our ability to conduct business may be adversely affected by a disruption in the infrastructure that supports our business and the communities where we are located, which are concentrated in the Philadelphia metropolitan area, London and Dublin. This may include a disruption involving physical site access, cyber or information security incidents, terrorist activities, disease pandemics, catastrophic events, natural disasters, severe weather events, electrical outage, environmental hazard, computer servers, communications or other services used by us or third parties with whom we conduct business.
Although we employ backup systems for our data, those backup systems may be unavailable following a disruption, the affected data may not have been backed up or may not be recoverable from the backup, or the backup data may be costly to recover, which could adversely affect our business.
We may incur losses as a result of unforeseen or catastrophic events, including the emergence of a pandemic, terrorist attacks, extreme weather events or other natural disasters. The occurrence of unforeseen or catastrophic events, including the emergence of a pandemic, terrorist attacks, extreme terrestrial or solar weather events or other natural disasters, could create economic and financial disruptions, and could lead to operational difficulties (including travel limitations) that could impair our ability to manage our businesses and may adversely affect our operations, financial condition, and results of operations.
The COVID-19 pandemic has impacted and may continue to impact our business operations, including our employees, customers, partners and communities, and there is substantial uncertainty in the nature and degree of its continued effects over time. The COVID-19 pandemic and governmental responses to the pandemic have had, and continue to have, a severe impact on global economic conditions, including:
•significant disruption and volatility in the financial markets,
•disruption of global supply chains,
•closures of many businesses, leading to loss of revenues and increased unemployment, and
•the institution of social distancing and sheltering-in-place requirements in the United States and other countries.
If the pandemic is prolonged, or other diseases emerge that give rise to similar effects, the adverse impact on the global economy could deepen.

The extent to which the COVID-19 pandemic impacts our business going forward will depend on numerous evolving factors we cannot reliably predict, including the duration and scope of the pandemic; the effectiveness of vaccinations; the implications arising out of the emerging and potentially yet to be identified variants of COVID-19; governmental, business, and individuals' actions in response to the pandemic; and the impact on economic activity including the possibility of recession or financial market instability. These factors may adversely impact consumer, business and government spending on technology as well as our customers' ability to pay for our products and services on an ongoing basis. This uncertainty also affects management’s accounting estimates and assumptions, which could result in greater variability in a variety of areas that depend on these estimates and assumptions, including investments, receivables and forward-looking guidance.
We may incur increased costs to effectively manage these aspects of our business. If we are unsuccessful, it may adversely impact our revenues, cash flows, market share growth and reputation.
The long-term effects of climate change on the global economy and the industries in which we operate in particular are unclear. Environmental regulations or changes in the supply, demand or available sources of energy or other resources may affect the availability or cost of goods and services, including natural resources necessary to run our business. Changes in climate where we operate may increase the costs of our supplies, power and other infrastructure services on which we rely to operate.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Our corporate headquarters is located in Oaks, Pennsylvania and consists of ten buildings situated on approximately 124 acres. We own and operate the land and buildings, which encompass approximately 628,000 square feet of office space and 34,000 square feet of data center space. We lease other offices which aggregate 286,000 square feet. We also own a 3,400 square foot condominium that is used for business purposes in New York, New York.

Item 3. Legal Proceedings.
For information on our legal proceedings, see Note 10 to the Consolidated Financial Statements in this Annual Report on Form 10-K.
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
Executive Officers of the Registrant
Information about our executive officers is contained in Item 10 in this Annual Report on Form 10-K and is incorporated by reference into this Part I.

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

2020	High	Low	Dividends
First Quarter	$69.61	$35.41	$—
Second Quarter	61.58	43.40	0.35
Third Quarter	58.67	48.81	—
Fourth Quarter	57.62	48.70	0.37

2019	High	Low	Dividends
First Quarter	$53.57	$44.18	$—
Second Quarter	58.43	49.91	0.33
Third Quarter	61.35	55.16	—
Fourth Quarter	67.14	55.42	0.35
According to the records of our transfer agent, there were 248 holders of record of our common stock on January 29, 2021. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
For information on our equity compensation plans, refer to Note 7 to the Consolidated Financial Statements and Item 12 of this Annual Report on Form 10-K.

Comparison of Cumulative Total Return of Common Stock, Industry Index and Nasdaq Market Index:

SEI Investments Company
NASDAQ Market Index
Peer Group Index
$300
$250
$200
$150
$100
$50
DOLLARS
2015
2016
2017
2018
2019
2020

ASSUMES $100 INVESTED ON JANUARY 1, 2016 & DIVIDENDS REINVESTED
FISCAL YEAR ENDED DECEMBER 31,

Issuer Purchases of Equity Securities:
Our Board of Directors has authorized the repurchase of up to $4.678 billion worth of our common stock. Currently, there is no expiration date for our common stock repurchase program (See Note 7 to the Consolidated Financial Statements).
Information regarding the repurchase of common stock during the three months ended December 31, 2020 is:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1 – 31, 2020	275,000	$49.63	275,000	$278,236,000
November 1 – 30, 2020	722,000	54.18	722,000	239,112,000
December 1 – 31, 2020	825,000	56.10	825,000	192,827,000
Total	1,822,000	54.36	1,822,000

Item 6. Selected Financial Data.
(In thousands, except per-share data)
This table presents selected consolidated financial information for the five-year period ended December 31, 2020. This data should be read in conjunction with the financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.
We adopted the requirements of the Accounting Standards Update (ASU) 2016-02, Leases (Accounting Standards Codification (ASC) 842 (ASC 842)) using the modified retrospective method on January 1, 2019. As a result of the adoption of ASC 842, we recorded additional lease assets and net lease liabilities of $44,169 as of January 1, 2019. We also adopted ASU 2014-09, Revenue from Contracts with Customers (ASC 606) using the modified retrospective method on January 1, 2018. As a result of the adoption of ASC 606, the presentation of revenues and expenses each declined by $16,680 in 2018. Prior period financial results were not revised.

Year Ended December 31,	2020	2019	2018	2017	2016
Revenues	$1,684,058	$1,649,885	$1,624,167	$1,526,552	$1,401,545
Total expenses	1,238,171	1,189,461	1,182,179	1,129,608	1,025,851
Income from operations	445,887	460,424	441,988	396,944	375,694
Other income, net	122,807	171,017	172,218	160,095	132,791
Income before income taxes	568,694	631,441	614,206	557,039	508,485
Income taxes	121,408	130,015	108,338	152,650	174,668
Net income	447,286	501,426	505,868	404,389	333,817
Basic earnings per common share	$3.05	$3.31	$3.23	$2.56	$2.07
Shares used to compute basic earnings per common share	146,709	151,540	156,579	158,177	161,350
Diluted earnings per common share	$3.00	$3.24	$3.14	$2.49	$2.03
Shares used to compute diluted earnings per common share	149,003	154,901	161,232	162,269	164,431
Cash dividends declared per common share	$0.72	$0.68	$0.63	$0.58	$0.54
Financial Position as of December 31,
Cash and cash equivalents	$784,626	$841,446	$754,525	$744,247	$695,701
Total assets	2,167,256	2,151,370	1,971,668	1,853,369	1,636,823
Shareholders’ equity	1,739,907	1,738,778	1,593,147	1,476,839	1,303,114

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(In thousands, except share and per-share data)
This discussion reviews and analyzes the consolidated financial condition at December 31, 2020 and 2019, the consolidated results of operations for the years ended December 31, 2020, 2019 and 2018, and other factors that may affect future financial performance. This discussion should be read in conjunction with the Selected Financial Data included in Item 6 of this Annual Report and the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report.
Certain information contained in this discussion is or may be considered forward-looking. Forward-looking statements relate to future operations, strategies, financial results, expenditures and other uses of capital or other developments. Forward-looking statements are based upon estimates and assumptions that involve certain judgments, risks and uncertainties, many of which are beyond our control or are subject to change. Although we believe our assumptions are reasonable, they could be inaccurate. Our actual future revenues and income could differ materially from our expected results. Further information about factors that could materially affect its results of operations and financial condition include, but are not limited to, the discussion contained in Item 1A, Risk Factors, in this Annual Report on Form 10-K. We have no obligation to publicly update or revise any forward-looking statements.
Overview
Consolidated Summary
SEI is a leading global provider of technology-driven wealth and investment management solutions. We deliver comprehensive platforms, services and infrastructure—encompassing technology, operational, and investment management services—to help wealth managers, financial advisors, investment managers, family offices, institutional and private investors create and manage wealth. Investment processing fees are earned as either monthly fees for contracted services or as a percentage of the market value of our clients' assets processed on our platforms. Investment operations and investment management fees are earned as a percentage of assets under management, administration or advised assets. As of December 31, 2020, through our subsidiaries and partnerships in which we have a significant interest, we manage, advise or administer approximately $1.2 trillion in hedge, private equity, mutual fund and pooled or separately managed assets, including approximately $368.7 billion in assets under management and $786.7 billion in client assets under administration. Our affiliate, LSV Asset Management (LSV), manages $93.7 billion of assets which are included as assets under management.
Our Condensed Consolidated Statements of Operations for the years ended 2020, 2019 and 2018 were:

Year Ended December 31,	2020	2019	Percent Change*	2018	Percent Change
Revenues	$1,684,058	$1,649,885	2%	$1,624,167	2%
Expenses	1,238,171	1,189,461	4%	1,182,179	1%
Income from operations	445,887	460,424	(3)%	441,988	4%
Net (loss) gain from investments	(286)	3,174	NM	(325)	NM
Interest income, net of interest expense	5,959	15,952	(63)%	12,752	25%
Equity in earnings of unconsolidated affiliates	117,134	151,891	(23)%	159,791	(5)%
Income before income taxes	568,694	631,441	(10)%	614,206	3%
Income taxes	121,408	130,015	(7)%	108,338	20%
Net income	447,286	501,426	(11)%	505,868	(1)%
Diluted earnings per common share	$3.00	$3.24	(7)%	$3.14	3%
* Variances noted "NM" indicate the percent change is not meaningful.
Significant Items Impacting Our Financial Results in 2020
Revenues increased $34.2 million, or 2%, to $1.7 billion in 2020 compared to 2019. Net income decreased $54.1 million, or 11%, to $447.3 million and diluted earnings per share decreased to $3.00 per share in 2020 compared to $3.24 per share in 2019. We believe the following items were significant to our business results during 2020:
•Revenue from Asset management, administration and distribution fees increased primarily from higher assets under administration in the Investment Managers segment due to positive cash flows from new and existing clients and market appreciation. Average assets under administration increased $81.8 billion, or 13%, to $717.7 billion during 2020 as compared to $635.8 billion during 2019.

•Average assets under management, excluding LSV, increased $11.6 billion, or 5%, to $242.6 billion during 2020 as compared to $231.0 billion during 2019. The increase was primarily due to market appreciation from the strong recovery of capital markets during the second half of the year after the widespread economic shutdown caused by the emergence of the COVID-19 pandemic in March 2020.
•Information processing and software servicing fees in the Private Banks segment decreased by $7.1 million during 2020 due to previously announced client losses.
•Our proportionate share in the earnings of LSV decreased by $34.8 million, or 23%, in 2020 due to lower assets under management from negative cash flows from existing clients, lost clients and market depreciation due to the general underperformance of the value equity style favored by LSV.
•We continue to invest in new business opportunities such as the One SEI strategy and IT Services offering. The majority of these costs are recorded in the Investments in New Businesses segment and are included in Consulting, outsourcing and professional fees on the accompanying Consolidated Statements of Operations.
•Operating expenses in our Investment Managers segment increased primarily due to higher personnel costs to service new clients.
•Travel and promotional-related expenses declined during 2020 as sales and client relationship personnel adapted to COVID-19 restrictions. Travel expenses are included in Compensation, benefits and other personnel costs on the accompanying Consolidated Statements of Operations. Promotional-related expenses are included in Facilities, supplies and other costs on the accompanying Consolidated Statements of Operations.
•We capitalized $22.3 million in 2020 for SWP as compared to $33.1 million in 2019. Amortization expense related to SWP increased to $43.9 million during 2020 as compared to $42.3 million during 2019 due to continued development. The proportion of expenses related to maintenance and support of SWP, which are not capitalized, has increased as compared to costs related to development and enhancements eligible for capitalization. We expect the rate of capitalization of software development costs in 2021 to remain at or exceed the level in 2020.
•The effective tax rate during 2020 was 21.3% as compared to 20.6% during 2019. The increase in the effective tax rate was primarily due to reduced tax benefits from a lower volume of stock option exercise activity and an increase in the state effective tax rate (See the caption "Income Taxes" later in this discussion for more information).
•We continued the stock repurchase program during 2020 and purchased approximately 8,008,000 shares at an average price of $53.04 per share for a total cost of $424.7 million.
Significant Items Impacting Our Financial Results in 2019
Revenues increased $25.7 million, or 2%, to $1.6 billion in 2019 compared to 2018. Net income increased $4.4 million, or 1%, to $501.4 million and diluted earnings per share increased to $3.24 per share in 2019 compared to $3.14 per share in 2018. We believe the following items were significant to our business results during 2019:
•Revenue from Asset management, administration and distribution fees increased primarily from higher assets under administration in our Investment Managers segment due to sales of new business and market appreciation. Average assets under administration increased $80.2 billion, or 14%, to $635.8 billion during 2019 as compared to $555.6 billion during 2018.
•Information processing and software servicing fees in the Private Banks segment decreased by $10.4 million during 2019 due to previously announced client losses and decreased non-recurring fees.
•Revenues in the Institutional Investors segment declined $11.2 million during 2019 due to acquisitions, plan curtailments and fee compression from increased competition related to the continued contraction of the U.S. corporate defined benefit market. Asset funding from new sales partially offset the decline in revenues.
•Our proportionate share in the earnings of LSV decreased by $7.9 million, or 5%, in 2019 due to lower assets under management from negative cash flows and lost clients. Market appreciation during 2019 partially offset the decline in LSV's average assets under management. Lower performance fees earned by LSV also negatively impacted earnings.
•Operating expenses were favorably impacted by cost containment measures implemented in late 2018 and early 2019. These expenses primarily consist of operational, technology and marketing costs and are mainly related to solutions offerings as well as servicing existing and acquiring new clients. These operating expenses are primarily included in Compensation, benefits and other personnel costs on the accompanying Consolidated Statements of Operations.
•We capitalized $33.1 million in 2019 for SWP as compared to $43.4 million in 2018. Amortization expense related to SWP increased to $42.3 million during 2019 as compared to $39.9 million during 2018 due to continued development. The proportion of expenses related to maintenance and support of SWP, which are not capitalized, has increased as compared to costs related to development and enhancements eligible for capitalization.

•Our effective tax rate during 2019 was 20.6% as compared to 17.6% during 2018. The increase in the effective tax rate was primarily due to reduced tax benefits from a lower volume of stock option exercise activity.
•We continued the stock repurchase program during 2019 and purchased approximately 6,225,000 shares at an average price of $55.96 per share for a total cost of $348.3 million.
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
While we have developed and implemented and continue to develop and implement health and safety protocols, business continuity plans and crisis management protocols designed to mitigate the potentially negative impact of COVID-19 to our employees and our business, the extent of the impact of the pandemic on our business and financial results will continue to depend on numerous evolving factors that we are not able to accurately predict and which will vary by market, including the duration and scope of the pandemic, the effectiveness of vaccinations, the implications arising out of the emerging and potentially yet to be identified variants of COVID-19, global economic conditions during and after the pandemic, governmental actions that have been taken, or may be taken in the future, in response to the pandemic, the extent that critical public and private infrastructure functions upon which we rely are suspended and changes in investor and consumer behavior in response to the pandemic. The resulting market conditions may adversely affect our revenues and earnings derived from assets under management and administration.
On May 17, 2020, M.J. Brunner, one of our third-party developers/vendors that provides development services and application management for two of our client applications experienced a ransomware attack. We are aware that certain of our client data was illegally accessed and revealed by cybercriminal(s) as a consequence of this ransomware attack. The applications themselves were not compromised by this attack. We take our clients’ security very seriously, and we continue to work with Brunner, the FBI and our impacted clients to verify the extent to which SEI’s or our clients’ data has been exposed or at risk of exposure. Based on the information we have reviewed to date, we believe that all appropriate parties have been notified of the exposure of their data. The root cause of the attack was not predicated on vulnerability within SEI’s network, and neither SEI’s network nor operations were compromised, attacked or otherwise affected as part of this incident. We are reviewing our internal controls and procedures regarding vendor management and data protection in order to improve our internal policies, procedures and practices, as well as our monitoring of the policies, practices, and procedures of those of our third-party vendors that have access to our sensitive or confidential data as well as that of our clients. While there were direct and indirect expenses associated with the incident in the second, third and fourth quarters of 2020, and we expect there will continue to be costs associated with the incident going-forward, we do not expect these will be material. We note that several regulatory bodies who routinely review our operations, including the SEC and the United States Federal Financial Institutions Examination Council (FFIEC), have requested information with respect to, and are investigating the facts and circumstances surrounding, the ransomware attack on Brunner. We have begun producing documents and information to these bodies regarding this matter. We expect to continue to engage in discussions with these bodies and that we may be contacted by, engage with and provide information to additional governmental or regulatory bodies or authorities.
On July 1, 2020, one of our storage arrays supported by our third-party vendor, Dell-EMC, failed due to the operation of an application deployed by the vendor as part of our production infrastructure. As a consequence of the hardware failure, transactional activities on our platforms were extremely limited on July 1 and 2, 2020. All systems were restored to 100% functionality by July 6, 2020 and have operated as such since. This event was not caused by a third-party actor. While there were direct and indirect expenses in each of the third and fourth quarters of 2020, and we expect there will continue to be costs associated with the outage going-forward, it is not expected these will be material. In response to the outage, we have launched a project internally, that has been supported by a ten-week review of our infrastructure and the design of our technical and operational resiliency plans by an independent third-party expert, to identify tactical and strategic improvements that we should consider making across our enterprise technology footprint. During the fourth quarter of 2020, we made the following changes to and investments in our technology infrastructure that we believe will enhance our operating resiliency:
•We changed the application load balancing on our servers of what we identified as business critical applications to create redundancies within the compute, network, and storage infrastructures in an effort to reduce the risk of single points of failure within our infrastructure;
•We implemented the Metro configuration for our servers utilizing a mirrored storage array for what we have identified as critical business applications. Publicly available vendor literature maintains that the Metro configuration provides enhanced disaster recovery and data mobility solutions over traditional Symmetrix Remote Data Facility, or SDRF, solutions. We believe the Metro configuration will enable data replication among our servers to a redundant array without data loss so that if a failure occurs on a primary storage array, we expect that the backup array will operate as the primary, without service interruption; and
•We invested in additional compute and storage for the SEI Wealth Platform to augment the hardware we already own and use. According to the publicly available white papers from the vendor we use, the “cloud in a box” solution that we consume delivers:
◦the highest levels of database performance available;
◦outstanding I/O and SQL processing performance for online transaction processing (OLTP), data warehousing (DW) and consolidation of mixed workloads;
◦extreme performance for all types of database applications by leveraging a massively parallel grid architecture using Real Application Clusters and Exadata storage;
◦breakthrough analytic and I/O performance, is simple to use and manage; and
◦mission-critical availability and reliability.
We believe that our investment in additional compute and storage capacity to replicate the core SEI Wealth Platform database and data warehouse on premise to a separate physical storage array will increase our system resiliency and reduce downtime in the event of an outage.
We expect that our ongoing initiative to improve system resiliency will lead to additional recommendations for improvements that will result in additional investments of capital in hardware, software and personnel. We expect these costs will include both new investments as well as a reprioritization of current spend. Currently, we are not able to fully estimate the total amount of additional expense as this will be part of an ongoing strategy around recovery and resiliency.
One SEI Strategy
In 2020, we invested in our One SEI strategy. The One SEI strategy is a company-wide initiative to open business opportunities across the entire company by leveraging existing and new SEI platforms and making them accessible to all types of clients, adjacent markets and other non-SEI platforms. As we execute on our strategy, we have incurred significant costs during 2020 to integrate, modularize and leverage these technologies in our service offerings for the front, middle and back-office. The majority of these costs have been recognized in the Investments in New Businesses segment. To date, we have not capitalized any software development costs related to the One SEI strategy. We expect these investments will continue throughout most of 2021 as we continue to deliver on our One SEI strategy.
Investment Processing and Software Servicing Fees
Investment processing and software servicing fees in our Private Banks segment primarily include application and business-process-outsourcing services, professional fees and transaction-based services. Application and business-process-outsourcing services revenues are based upon the type and number of investor accounts serviced or as a percentage of the market value of the clients’ asset processed on our platforms. Professional services revenues are earned from contracted, project-oriented services. Transaction-based revenues are primarily earned from fees earned on securities trades executed on behalf of our clients. Approximately 40% of our investment processing and software servicing fees are earned as a percentage of the market value of clients’ asset processed, primarily from SWP and our mutual fund trading solution clients.
Investment Management Platforms
Our investment management platforms include investment management programs and back-office investment processing outsourcing services and are generally offered on a bundled basis. Although we believe the breadth of our business solutions offer a competitive advantage, factors such as the underperformance of investment products that we manage relative to our competitors or to benchmarks and client preferences for passive investment products offered through an unbundled model have resulted in cash outflows and a loss of management fees primarily impacting the Investment Advisors segment.

Ending Asset Balances
This table presents ending asset balances of our clients, or of our clients’ customers, for which we provide management or administrative services through our subsidiaries and partnerships in which we have a significant interest.

Ending Asset Balances
(In millions)	As of December 31,
			Percent Change		Percent Change
	2020	2019		2018
Private Banks:
Equity and fixed-income programs	$25,498	$23,851	7%	$20,453	17%
Collective trust fund programs	6	4	50%	4	—%
Liquidity funds	3,778	3,405	11%	3,633	(6)%
Total assets under management	$29,282	$27,260	7%	$24,090	13%
Client assets under administration	26,346	25,801	2%	20,226	28%
Total assets	$55,628	$53,061	5%	$44,316	20%
Investment Advisors:
Equity and fixed-income programs	$71,247	$67,895	5%	$55,395	23%
Collective trust fund programs	1	4	(75)%	7	(43)%
Liquidity funds	3,832	2,887	33%	5,948	(51)%
Total assets under management	$75,080	$70,786	6%	$61,350	15%
Institutional Investors:
Equity and fixed-income programs	$90,869	$84,291	8%	$78,765	7%
Collective trust fund programs	98	83	18%	79	5%
Liquidity funds	2,128	1,746	22%	2,234	(22)%
Total assets under management	$93,095	$86,120	8%	$81,078	6%
Advised assets	4,063	3,948	3%	3,359	18%
Total assets	$97,158	$90,068	8%	$84,437	7%
Investment Managers:
Equity and fixed-income programs	$—	$—	—%	$89	NM
Collective trust fund programs	75,214	58,070	30%	42,804	36%
Liquidity funds	424	479	(11)%	336	43%
Total assets under management	$75,638	$58,549	29%	$43,229	35%
Client assets under administration (A)	760,397	657,541	16%	552,318	19%
Total assets	$836,035	$716,090	17%	$595,547	20%
Investments in New Businesses:
Equity and fixed-income programs	$1,711	$1,688	1%	$1,257	34%
Liquidity funds	162	158	3%	189	(16)%
Total assets under management	$1,873	$1,846	1%	$1,446	28%
Advised assets	1,299	1,343	(3)%	687	NM
Total assets	$3,172	$3,189	(1)%	$2,133	50%
LSV:
Equity and fixed-income programs (B)	$93,692	$107,476	(13)%	$96,114	12%
Total:
Equity and fixed-income programs (C)	$283,017	$285,201	(1)%	$252,073	13%
Collective trust fund programs	75,319	58,161	30%	42,894	36%
Liquidity funds	10,324	8,675	19%	12,340	(30)%
Total assets under management	$368,660	$352,037	5%	$307,307	15%
Advised assets	5,362	5,291	1%	4,046	31%
Client assets under administration (D)	786,743	683,342	15%	572,544	19%
Total assets under management, advisement and administration	$1,160,765	$1,040,670	12%	$883,897	18%

(A)Client assets under administration in the Investment Managers segment include $54.3 billion of assets that are at fee levels below our normal full service assets (as of December 31, 2020).
(B)    Equity and fixed-income programs include assets managed by LSV in which fees are based on performance only. The ending value of these assets as of December 31, 2020 was $2.0 billion.
(C)    Equity and fixed-income programs include $7.9 billion of assets invested in various asset allocation funds at December 31, 2020.
(D)    In addition to the numbers presented, SEI also administers an additional $12.9 billion in Funds of Funds assets (as of December 31, 2020) on which SEI does not earn an administration fee.

Average Asset Balances
This table presents average asset balances of our clients, or of our clients’ customers, for which we provide management or administrative services through our subsidiaries and partnerships in which we have a significant interest.

Average Asset Balances
(In millions)	For the Year Ended December 31,
			Percent Change		Percent Change
	2020	2019		2018
Private Banks:
Equity and fixed-income programs	$23,728	$22,364	6%	$22,545	(1)%
Collective trust fund programs	6	4	50%	4	—%
Liquidity funds	3,902	3,575	9%	3,469	3%
Total assets under management	$27,636	$25,943	7%	$26,018	—%
Client assets under administration	24,831	23,467	6%	22,697	3%
Total assets	$52,467	$49,410	6%	$48,715	1%
Investment Advisors:
Equity and fixed-income programs	$63,809	$63,071	1%	$62,223	1%
Collective trust fund programs	3	5	(40)%	5	—%
Liquidity funds	4,641	3,504	32%	2,782	26%
Total assets under management	$68,453	$66,580	3%	$65,010	2%
Institutional Investors:
Equity and fixed-income programs	$81,518	$82,506	(1)%	$84,743	(3)%
Collective trust fund programs	98	80	23%	75	7%
Liquidity funds	2,302	2,278	1%	2,611	(13)%
Total assets under management	$83,918	$84,864	(1)%	$87,429	(3)%
Advised assets	3,608	3,760	(4)%	4,128	(9)%
Total assets	$87,526	$88,624	(1)%	$91,557	(3)%
Investment Managers:
Equity and fixed-income programs	$—	$—	—%	$99	NM
Collective trust fund programs	60,348	51,379	17%	46,189	11%
Liquidity funds	519	540	(4)%	630	(14)%
Total assets under management	$60,867	$51,919	17%	$46,918	11%
Client assets under administration (A)	692,819	612,374	13%	532,934	15%
Total assets	$753,686	$664,293	13%	$579,852	15%
Investments in New Businesses:
Equity and fixed-income programs	$1,581	$1,522	4%	$1,135	34%
Liquidity funds	174	167	4%	123	36%
Total assets under management	$1,755	$1,689	4%	$1,258	34%
Advised assets	1,199	878	37%	650	35%
Total assets	$2,954	$2,567	15%	$1,908	35%
LSV:
Equity and fixed-income programs (B)	$85,043	$103,086	(18)%	$106,901	(4)%
Total:
Equity and fixed-income programs (C)	$255,679	$272,549	(6)%	$277,646	(2)%
Collective trust fund programs	60,455	51,468	17%	46,273	11%
Liquidity funds	11,538	10,064	15%	9,615	5%
Total assets under management	$327,672	$334,081	(2)%	$333,534	—%
Advised assets	4,807	4,638	4%	4,778	(3)%
Client assets under administration (D)	717,650	635,841	13%	555,631	14%
Total assets under management, advisement and administration	$1,050,129	$974,560	8%	$893,943	9%

(A)    Average client assets under administration in the Investment Managers segment for the year ended December 31, 2020 include $50.9 billion that are at fee levels below our normal full service assets.
(B)    Equity and fixed-income programs include assets managed by LSV in which fees are based on performance only. The average value of these assets for the year ended December 31, 2020 was $1.7 billion.
(C)    Equity and fixed-income programs include $7.4 billion of average assets invested in various asset allocation funds for the year ended December 31, 2020.
(D)    In addition to the numbers presented, SEI also administers an additional $11.6 billion of average assets in Funds of Funds assets for the year ended December 31, 2020 on which SEI does not earn an administration fee.
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
Business Segments
Revenues, Expenses, and Operating profit (loss) for our business segments for the year ended 2020 compared to the year ended 2019, and for the year ended 2019 compared to the year ended 2018 were:

Year Ended December 31,	2020	2019	Percent Change	2018	Percent Change
Private Banks:
Revenues	$455,393	$470,276	(3)%	$483,097	(3)%
Expenses	446,481	443,136	1%	457,894	(3)%
Operating profit	$8,912	$27,140	(67)%	$25,203	8%
Operating margin	2%	6%		5%
Investment Advisors:
Revenues	407,564	403,778	1%	399,089	1%
Expenses	205,913	208,508	(1)%	212,439	(2)%
Operating profit	$201,651	$195,270	3%	$186,650	5%
Operating margin	49%	48%		47%
Institutional Investors:
Revenues	317,627	322,062	(1)%	333,299	(3)%
Expenses	149,909	153,937	(3)%	163,536	(6)%
Operating profit	$167,718	$168,125	—%	$169,763	(1)%
Operating margin	53%	52%		51%
Investment Managers:
Revenues	489,462	440,796	11%	398,076	11%
Expenses	308,999	282,024	10%	259,693	9%
Operating profit	$180,463	$158,772	14%	$138,383	15%
Operating margin	37%	36%		35%
Investments in New Businesses:
Revenues	14,012	12,973	8%	10,606	22%
Expenses	52,871	29,660	78%	22,971	29%
Operating loss	$(38,859)	$(16,687)	NM	$(12,365)	NM
For additional information pertaining to our business segments, see Note 12 to the Consolidated Financial Statements.

Private Banks

Year Ended December 31,	2020	2019	Percent Change	2018	Percent Change
Revenues:
Investment processing and software servicing fees	$324,574	$331,706	(2)%	$342,117	(3)%
Asset management, administration & distribution fees	130,819	138,570	(6)%	140,980	(2)%
Total revenues	$455,393	$470,276	(3)%	$483,097	(3)%
Revenues decreased $14.9 million, or 3%, in 2020 compared to the prior year. Revenues during 2020 were primarily affected by:
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
Revenues decreased $12.8 million, or 3%, in 2019 compared to the prior year. Revenues during 2019 were primarily affected by:
•Decreased investment processing fees from the loss of clients offset by new client conversions and growth from existing clients;
•Decreased non-recurring professional services fees from existing clients as well as clients scheduled for implementation;
•Decreased investment management fees from existing international clients due to negative cash flows; and
•The negative impact from foreign currency exchange rate fluctuations between the U.S. dollar and the British pound on our foreign operations.
Operating margins were 2% in 2020 and 6% in 2019. Operating income decreased $18.2 million, or 67%, in 2020 compared to the prior year. Operating income in 2020 was primarily affected by:
•A decrease in revenues; and
•Increased non-capitalized costs, mainly personnel and consulting costs, related to maintenance, support and client migrations to SWP; partially offset by
•Decreased direct expenses associated with decreased investment management fees from existing international clients; and
•Decreased promotion and travel costs due to COVID-19 restrictions.
Operating margins were 6% in 2019 and 5% in 2018. Operating income increased $1.9 million, or 8%, in 2019 compared to the prior year. Operating income in 2019 was primarily affected by:
•Decreased costs, mainly personnel and consulting costs, related to maintenance, support and client migrations to SWP;
•Decreased direct expenses associated with decreased investment management fees from existing international clients; and
•Decreased direct expenses associated with client losses; partially offset by
•A decrease in revenues;
•Increased amortization expense related to SWP due to continued enhancements; and
•The net negative impact from foreign currency exchange rate fluctuations between the U.S. dollar and the British pound on our foreign operations.

Investment Advisors

Year Ended December 31,	2020	2019	Percent Change	2018	Percent Change
Revenues:
Investment management fees-SEI fund programs	$271,627	$282,253	(4)%	$288,030	(2)%
Separately managed account fees	115,887	103,428	12%	94,526	9%
Other fees	20,050	18,097	11%	16,533	9%
Total revenues	$407,564	$403,778	1%	$399,089	1%
Revenues increased $3.8 million, or 1%, in 2020 compared to the prior year. Revenues during 2020 were primarily affected by:
•Increased separately managed account program fees from positive cash flows into new and existing SEI-sponsored programs; partially offset by
•The negative impact to investment management fees from the significant market volatility during 2020; and
•Negative cash flows from SEI-sponsored mutual funds and a decrease in average basis points earned on assets.
Revenues increased $4.7 million, or 1%, in 2019 compared to the prior year. Revenues during 2019 were primarily affected by:
•Increased separately managed account program fees from market appreciation and positive cash flows into SEI’s ETF programs; partially offset by
•Decreased investment management fees as market appreciation was more than offset by negative cash flows and a decrease in average basis points earned on assets due to client-directed shifts into lower fee investment products including SEI's ETF program.
Operating margins were 49% in 2020 and 48% in 2019. Operating income increased $6.4 million, or 3%, in 2020 compared to the prior year. Operating income in 2020 was primarily affected by:
•An increase in revenues; and
•Decreased promotion and travel costs due to COVID-19 restrictions; partially offset by
•Increased direct expenses associated with increased assets into our separately managed account program.
Operating margins were 48% in 2019 and 47% in 2018. Operating income increased $8.6 million, or 5%, in 2019 compared to the prior year. Operating income in 2019 was primarily affected by:
•An increase in revenues;
•Decreased costs, mainly personnel and consulting costs, related to maintenance, support and client migrations to SWP;
•Decreased sales compensation expense; and
•Decreased costs associated with accounts formerly processed on TRUST 3000® due to client migrations to SWP; partially offset by
•Increased direct expenses associated with increased assets into our investment products; and
•Increased amortization expense related to SWP due to continued enhancements.

Institutional Investors
Revenues decreased $4.4 million, or 1%, in 2020 compared to the prior year. Revenues during 2020 were primarily affected by:
•Defined benefit client losses, mainly resulting from acquisitions and plan curtailments; partially offset by
•Asset funding from new sales of our OCIO platform; and
•Increased investment management fees from market appreciation.
Revenues decreased $11.2 million, or 3%, in 2019 compared to the prior year. Revenues during 2019 were primarily affected by:
•Defined benefit client losses, mainly resulting from acquisitions and plan curtailments; and
•The negative impact from foreign currency exchange rate fluctuations between the U.S. dollar and the British pound on our foreign operations; partially offset by
•Asset funding from new sales of our OCIO platform; and
•Increased investment management fees from market appreciation.
Operating margins were 53% in 2020 and 52% in 2019. Operating income decreased slightly in 2020 compared to the prior year. Operating income during 2020 was primarily affected by:
•A decrease in revenues; partially offset by
•Decreased direct expenses associated with investment management fees; and
•Decreased travel costs due to COVID-19 restrictions.
Operating margins were 52% in 2019 and 51% in 2018. Operating income decreased $1.6 million, or 1%, in 2019 compared to the prior year. Operating income during 2019 was primarily affected by:
•A decrease in revenues; and
•The net negative impact from foreign currency exchange rate fluctuations between the U.S. dollar and the British pound on our foreign operations; partially offset by
•Decreased direct expenses associated with investment management fees.
Investment Managers
Revenues increased $48.7 million, or 11%, in 2020 compared to the prior year. Revenues during 2020 were primarily affected by:
•Positive cash flows into alternative, traditional and separately managed account offerings from new and existing clients; and
•Higher valuations of existing client assets from market appreciation; partially offset by
•Client losses and fund closures.
Revenues increased $42.7 million, or 11%, in 2019 compared to the prior year. Revenues during 2019 were primarily affected by:
•Positive cash flows into alternative, traditional and separately managed account offerings from new and existing clients;
•Higher valuations of existing client assets from market appreciation; partially offset by
•Client losses and fund closures.
Operating margins were 37% in 2020 and 36% in 2019. Operating income increased $21.7 million, or 14%, in 2020 compared to the prior year. Operating income during 2020 was primarily affected by:
•An increase in revenues; and
•Decreased promotion and travel costs due to COVID-19 restrictions; partially offset by
•Increased costs associated with new business, primarily personnel expenses and third-party vendor costs; and
•Increased non-capitalized investment spending, mainly consulting costs.
Operating margins were 36% in 2019 and 35% in 2018. Operating income increased $20.4 million, or 15%, in 2019 compared to the prior year. Operating income during 2019 was primarily affected by:
•An increase in revenues; and

•The net positive impact from foreign currency exchange rate fluctuations between the U.S. dollar and the Euro on our foreign operations; partially offset by
•Increased personnel expenses, technology and other operational costs to service new and existing clients; and
•Increased non-capitalized investment spending, mainly consulting costs.
Other
Corporate overhead expenses
Corporate overhead expenses primarily consist of general and administrative expenses and other costs not directly attributable to a reportable business segment. Corporate overhead expenses were $74.0 million, $72.2 million and $65.6 million in 2020, 2019 and 2018, respectively. The increase in corporate overhead expenses during 2020 was primarily due to an increase in personnel costs and increased professional fees related to our initiative to identify tactical and strategic improvements to our operational resiliency plans and capabilities. The increase in corporate overhead expenses in 2019 was primarily due to increased non-recurring personnel-related costs, primarily severance costs.
Other income and expense items
Other income and expense items on the accompanying Consolidated Statements of Operations consist of:

Year Ended December 31,	2020	2019	2018
Net (loss) gain from investments	$(286)	$3,174	$(325)
Interest and dividend income	6,568	16,582	13,397
Interest expense	(609)	(630)	(645)
Equity in earnings of unconsolidated affiliates	117,134	151,891	159,791
Total other income and expense items, net	$122,807	$171,017	$172,218
Net (loss) gain from investments
Net loss from investments during 2020 was primarily due to realized losses related to available-for-sale debt securities held for regulatory compliance purposes. Unrealized gains recorded in current earnings related to equity holdings and SEI-sponsored mutual funds partially offset the loss (See Note 5 to the Consolidated Financial Statements).
Interest and dividend income
Interest and dividend income is earned based upon the amount of cash that is invested daily. The decrease in interest and dividend income in 2020 was due to an overall decline in interest rates.
Equity in earnings of unconsolidated affiliates
Equity in earnings of unconsolidated affiliate reflects our 38.8% ownership interest in LSV. The table below presents the revenues and net income of LSV and our proportionate share in LSV's earnings.

	2020	2019	Percent Change	2018	Percent Change
Revenues	$391,648	$491,700	(20)%	$517,203	(5)%
Net income	301,620	390,533	(23)%	410,846	(5)%

SEI's proportionate share in the earnings of LSV	$117,134	$151,891	(23)%	$159,791	(5)%
The decline in earnings from LSV in 2020 was due to lower assets under management from negative cash flows from existing clients, lost clients and market depreciation due to the general underperformance of the value equity style favored by LSV. Average assets under management by LSV decreased $18.0 billion to $85.0 billion during 2020 as compared to $103.1 billion during 2019, a decrease of 18%. The decrease in earnings from LSV in 2019 was primarily due to lower assets under management from negative cash flows and lost clients. Market appreciation during 2019 partially offset the decline in LSV's assets under management. Lower performance fees earned by LSV also negatively impacted earnings.
Income Taxes
Our effective tax rate was 21.3% for 2020, 20.6% for 2019 and 17.6% for 2018. The effective tax rate is affected by recurring items, such as the U.S. federal tax rates and tax rates in various states and foreign jurisdictions and the relative amount of income earned in those jurisdictions. The income earned by jurisdiction has been fairly consistent. The effective tax rate is also affected by discrete items that may occur in any given year, but are not consistent from year to year.

Below are the most significant recurring and discrete items (See Note 11 to the Consolidated Financial Statements for more information):

Year Ended December 31,	2020	2019	2018
Statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal tax benefit	3.0	2.4	1.9
Foreign tax expense and tax rate differential	(0.4)	—	(0.1)
Tax benefit from stock option exercises	(1.1)	(1.9)	(3.8)
Research and development tax credit	(1.0)	(1.1)	(0.8)
Foreign-Derived Intangible Income Deduction (FDII)	(0.3)	(0.2)	(0.2)
Other, net	0.1	0.4	(0.4)
	21.3%	20.6%	17.6%
The increases in our effective tax rates in 2020 and 2019 were primarily due to reduced tax benefits related to the lower volume of stock option exercises as compared to the prior year and the increase in the effective state tax rate.
Stock-Based Compensation
During 2020, 2019 and 2018, we recognized approximately $27.0 million, $24.6 million and $23.8 million, respectively, in stock-based compensation expense. Options do not vest due to the passage of time but as a result of the achievement of financial vesting targets. Options granted included a service condition which requires a minimum two or four year waiting period from the grant date along with the attainment of the applicable financial vesting target. The amount of stock-based compensation expense recognized is based upon an estimate of when the financial vesting targets may be achieved. Any change in estimate could result in the remaining amount of stock-based compensation expense to be accelerated, spread out over a longer period, or reversed. This may cause volatility in the recognition of stock-based compensation expense and materially affect earnings.
During 2020, 2019 and 2018, we revised the estimates of when certain vesting targets were expected to be achieved. These changes in estimates resulted in a decrease in stock-based compensation expense of $2.7 million in 2020 and an increase in stock-based compensation expense of $2.9 million and $1.9 million in 2019 and 2018, respectively.
There was approximately $112.6 million of unrecognized compensation cost related to unvested employee stock options at December 31, 2020 and we expect to recognize approximately $42.7 million in stock-based compensation costs in 2021. The expected increase in expense from 2020 is due to new options granted in fourth-quarter 2020. These amounts do not reflect any estimate of forfeitures or cancellations in future periods. Actual forfeitures and cancellations occurring in a future period will reduce stock-based compensation expense.
Fair Value Measurements
The fair value of financial assets and liabilities, except for the investment funds sponsored by LSV, is determined in accordance with the fair value hierarchy. The fair value of the investment funds sponsored by LSV is measured using the net asset value per share (NAV) as a practical expedient. The fair value of all other financial assets are determined using Level 1 or Level 2 inputs and consist mainly of investments in equity or fixed-income mutual funds that are quoted daily and Government National Mortgage Association (GNMA) and other U.S. government agency securities that are single issuer pools that are valued based on current market data of similar assets. Level 3 financial liabilities at December 31, 2020 and December 31, 2019 consist of the contingent consideration resulting from an acquisition (See Note 14 to the Consolidated Financial Statements).
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
Liquidity and Capital Resources

Year Ended December 31,	2020	2019	2018
Net cash provided by operating activities	$488,682	$545,122	$588,401
Net cash used in investing activities	(67,496)	(78,180)	(123,370)
Net cash used in financing activities	(482,135)	(386,620)	(443,720)
Effect of exchange rate changes on cash and cash equivalents	4,129	6,186	(11,024)
Net (decrease) increase in cash and cash equivalents	(56,820)	86,508	10,287
Cash, cash equivalents and restricted cash, beginning of year	844,547	758,039	747,752
Cash, cash equivalents and restricted cash, end of year	$787,727	$844,547	$758,039
Cash requirements and liquidity needs are primarily funded through cash flow from operations and our capacity for additional borrowing. At December 31, 2020, unused sources of liquidity consisted of cash and cash equivalents and the amount available under the credit facility (See Note 6 to the Consolidated Financial Statements).
Our credit facility provides for borrowings of up to $300.0 million and is scheduled to expire in June 2021. We expect to renew the credit facility during the second quarter 2021. As of January 29, 2021, we had outstanding letters of credit of $4.6 million which reduced the amount available under the credit facility to $295.4 million. These letters of credit were primarily issued for the expansion of the corporate headquarters and are due to expire in 2021.
The availability of the credit facility is subject to compliance with certain covenants set forth in the agreement. The credit facility contains covenants which restrict our ability to engage in mergers, consolidations, asset sales, investments, transactions with affiliates, or to incur liens, as defined in the agreement. In the event of a default under the credit facility, we would also be restricted from paying dividends on, or repurchasing our common stock. Currently, the ability to borrow from the credit facility is not limited by any covenant of the agreement. We currently have no borrowings under the credit facility.
The credit facility contains terms that utilize the London InterBank Offered Rate (LIBOR) as a potential component of the interest rate to be applied to any borrowings under the agreement (See Note 6 to the Consolidated Financial Statements). We are currently monitoring the actions of LIBOR’s regulator and the implementation of alternative reference rates in advance of the expected discontinuation of LIBOR after 2021 to determine any potential impact to the current credit facility and negotiations for subsequent borrowing agreements.
The majority of excess cash reserves are primarily placed in accounts located in the United States that invest in SEI-sponsored money market mutual funds denominated in the U.S. dollar. We also utilize demand deposit accounts or money market accounts at several well-established financial institutions located in the United States. Accounts used to manage these excess cash reserves do not impose any restrictions or limitations that would prevent us from being able to access such cash amounts immediately. As of January 29, 2021, the amount of cash and cash equivalents considered free and immediately accessible for other general corporate purposes was $355.6 million.
Cash and cash equivalents include accounts managed by our subsidiaries that are used in their operations or to cover specific business and regulatory requirements. The availability of this cash for other purposes beyond the operations of these subsidiaries may be limited. We therefore do not include accounts of our foreign subsidiaries in the calculation of free and immediately accessible cash for other general corporate purposes. A portion of the undistributed earnings of foreign subsidiaries are deemed repatriated. Any subsequent transfer of available cash related to the repatriated earnings of foreign subsidiaries could significantly increase free and immediately accessible cash.
Cash flows from operations decreased $56.4 million in 2020 compared to 2019 primarily from lower distribution payments received from our unconsolidated affiliate, LSV, and the decrease in net income. Cash flows from operations decreased $43.3 million in 2019 compared to 2018 primarily from lower distribution payments from LSV, the net change in working capital accounts and the decrease in net income.The decline in distribution payments from LSV in 2020 and 2019 was primarily due to the timing of year-end payments related to LSV's working capital accounts.

Net cash used in investing activities includes:
•Purchases, sales and maturities of marketable securities. Our purchases, sales and maturities of marketable securities during 2020, 2019 and 2018 were as follows:

	2020	2019	2018
Purchases	$(143,493)	$(174,997)	$(203,460)
Sales and maturities	155,952	171,450	167,876
Net investing activities from marketable securities	$12,459	$(3,547)	$(35,584)
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
•The capitalization of costs incurred in developing computer software. We capitalized $24.1 million, $34.1 million and $44.2 million of software development costs in 2020, 2019 and 2018, respectively. Amounts capitalized primarily include costs for significant enhancements and upgrades for the expanded functionality of SWP.
•Capital expenditures. Capital expenditures in 2020, 2019 and 2018 primarily include purchased software and equipment for data center operations. Expenditures also include the expansion of our corporate headquarters, which was substantially completed during 2020. Total expenditures in 2020 for the expansion of the headquarters were $23.5 million and we expect final expenditures in 2021 to be approximately $5.9 million. We also expect to incur costs in 2021 related to our ongoing assessment of operational resiliency plans and capabilities.
•Cash paid for acquisition, net of cash acquired. We completed the acquisition of Huntington Steele in April 2018. The purchase price included a net cash payment of $5.8 million.
Net cash used in financing activities includes:
•Principal repayments on revolving credit facility. We made principal payments of $30.0 million during 2018 to fully repay the outstanding balance of the credit facility. Borrowings were related to the funding of an acquisition. We had no borrowings under our credit facility in 2020, 2019 or 2018.
•The repurchase of our common stock. The Board of Directors has authorized the repurchase of common stock through multiple authorizations. Currently, there is no expiration date for the common stock repurchase program. The following table lists information regarding repurchases of common stock during 2020, 2019 and 2018:

Year	Total Number of Shares Repurchased	Average Price Paid per Share	Total Cost
2020	8,008,000	$53.04	$424,702
2019	6,225,000	55.96	348,348
2018	6,744,000	60.02	404,759
•Proceeds from the issuance of our common stock. We received $49.4 million, $60.9 million and $88.0 million in proceeds from the issuance of common stock during 2020, 2019 and 2018, respectively. The proceeds we receive from the issuance of common stock is directly attributable to the levels of stock option exercise activity.
•Dividend payments. Cash dividends paid during 2020, 2019 and 2018 were as follows:

Year	Cash Dividends Paid	Cash Dividends Paid per Share
2020	$103,914	$0.70
2019	100,745	0.66
2018	94,318	0.60
The Board of Directors declared a semi-annual cash dividend of $0.37 per share on December 8, 2020. The dividend was paid on January 7, 2021 for a total of $53.1 million.
We believe operating cash flow, available borrowing capacity, and existing cash and cash equivalents should provide adequate funds for ongoing operations; continued investment in new products and equipment; the common stock repurchase program, and future dividend payments.

Contractual Obligations and Contingent Obligations
As of December 31, 2020, we are obligated to make payments in connection with the line of credit, operating leases, maintenance contracts and other commitments in the amounts listed below. We have no unrecorded obligations other than the items noted in the following table:

	Total	2021	2022	2023 to 2024	2025 and thereafter
Line of credit (a)	$299	$299	$—	$—	$—
Operating leases and maintenance agreements (b)	45,446	9,183	8,917	16,174	11,172
Contingent consideration from acquisition (c)	12,515	3,931	736	7,848	—
Other commitments (d)	7,349	6,546	—	803	—
Total	$65,609	$19,959	$9,653	$24,825	$11,172
(a)Amounts include estimated commitment fees and other fees related to outstanding letters of credit and the credit facility. The credit facility is scheduled to expire in June 2021. See Note 6 to the Consolidated Financial Statements.
(b)See Note 16 to the Consolidated Financial Statements.
(c)See Note 14 to the Consolidated Financial Statements.
(d)Amounts include the portion of uncertain tax liabilities classified as a current liability and the estimated tax impact of the deemed repatriation of previously undistributed foreign earnings. The actual cash payment associated with these commitments may differ. See Note 11 to the Consolidated Financial Statements.
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
Cash received by us in advance of the performance of services is deferred and recognized as revenue when earned. The principal sources of revenues are: (1) asset management, administration and distribution fees calculated as a percentage of net assets under management or administration; (2) information processing and software servicing fees that are either recurring and primarily earned based upon the number of trust accounts being serviced or a percentage of the market value of the clients' assets processed on our platforms, or non-recurring and based upon project-oriented contractual agreements related to client implementations; and (3) transaction-based fees for providing trade-execution services.
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

We evaluate the carrying value of capitalized software when circumstances indicate the carrying value may not be recoverable. The review of capitalized software for impairment requires significant assumptions about operating strategies, underlying technologies utilized, and external market factors. Capitalized software was developed using mainstream technologies that are industry standards and are based on technology developed by multiple vendors that are significant industry leaders. External market factors include, but are not limited to, expected levels of competition, barriers to entry by potential competitors, stability in the target market and governmental regulations.
Income Tax Accounting:
We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Management must make assumptions, judgments and estimates to determine our current provision for income taxes and also deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset.
Assumptions, judgments and estimates relative to the current provision for income taxes take into account current tax laws, interpretations of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. We have established reserves for income taxes to address potential exposures involving tax positions that could be challenged by tax authorities. Although we believe the assumptions, judgments and estimates are reasonable, changes in tax laws or interpretations of tax laws and the resolution of any future tax audits could significantly impact the amounts provided for income taxes in the consolidated financial statements.
Assumptions, judgments and estimates relative to the value of a deferred tax asset take into account predictions of the amount and category of future taxable income, such as income from operations or capital gains income. Actual operating results and the underlying amount and category of income in future years could render the current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate. Any of the assumptions, judgments and estimates mentioned above could cause actual income tax obligations to differ from the estimates, thus materially impacting our financial position and results of operations.
Stock-Based Compensation:
Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. We currently use the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as various other assumptions. These assumptions include expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. We account for forfeitures as they occur. The amount of stock-based compensation expense that is recognized in a given period is dependent upon management’s estimate of when the financial vesting targets are expected to be achieved. If this estimate proves to be inaccurate, the remaining amount of stock-based compensation expense could be accelerated, spread out over a longer period, or reversed. We currently base expectations for these assumptions from historical data and other applicable factors. These expectations are subject to change in future periods.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Information required by this item is set forth under the captions "Our revenues and earnings are affected by changes in capital markets and significant changes in the value of financial instruments" and "Changes in interest rates may affect the value of our fixed-income investment securities" in Item 1A "Risk Factors" and under the caption "Impact of COVID-19 and Other Events" in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 8. Financial Statements and Supplementary Data.
All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
SEI Investments Company:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of SEI Investments Company and Subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedule II referred to in Item 15(2) of this Form 10-K (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.
Evaluation of costs eligible for capitalization in connection with the development of enhancements to internal use software
As discussed in Note 1 to the consolidated financial statements, the Company capitalized $24,119 thousand of costs during 2020, primarily related to significant enhancements to the SEI Wealth PlatformSM (SWP). The Company has capitalized software development costs of $270,977 thousand, net of accumulated amortization of $491,739 thousand as of December 31, 2020.
We identified the evaluation of costs eligible for capitalization in connection with the development of enhancements to internal use software to be a critical audit matter. A high degree of auditor judgment was required to evaluate that costs incurred resulted in additional functionality of the software, considering factors such as the nature of the costs incurred, and the development stage of the software.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s internal use software capitalization process, including controls related to evaluating the nature of costs incurred and assessing the software development activities for capitalization. We inquired of management and inspected supporting documentation about the development stage of SWP, software enhancements currently in development, and the associated software development activities to evaluate that the activities resulted in additional software functionality.
/s/ KPMG LLP
We have served as the Company’s auditor since 2014.
Philadelphia, Pennsylvania
February 22, 2021

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
SEI Investments Company:
Opinion on Internal Control Over Financial Reporting
We have audited SEI Investments Company and Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedule II referred to in Item 15(2) of this Form 10-K (collectively, the consolidated financial statements), and our report dated February 22, 2021 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Philadelphia, Pennsylvania
February 22, 2021

Consolidated Balance Sheets	SEI Investments Company
(In thousands)	and Subsidiaries

December 31,	2020	2019
Assets
Current Assets:
Cash and cash equivalents	$784,626	$841,446
Restricted cash	3,101	3,101
Receivables from investment products	55,271	54,165
Receivables, net of allowance for doubtful accounts of $1,100 and $1,201	385,219	340,358
Securities owned	34,064	33,486
Other current assets	38,696	32,289
Total Current Assets	1,300,977	1,304,845
Property and Equipment, net of accumulated depreciation of $378,639 and $353,453	189,052	160,859
Operating Lease Right-of-Use Assets	38,397	42,789
Capitalized Software, net of accumulated amortization of $491,739 and $442,677	270,977	296,068
Available For Sale and Equity Securities	105,419	116,917
Investments in Affiliated Funds, at fair value	6,166	5,988
Investment in Unconsolidated Affiliate	98,433	67,413
Goodwill	64,489	64,489
Intangible Assets, net of accumulated amortization of $12,456 and $8,773	24,304	27,987
Deferred Contract Costs	33,781	30,991
Deferred Income Taxes	2,972	2,822
Other Assets, net	32,289	30,202
Total Assets	$2,167,256	$2,151,370
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	SEI Investments Company
(In thousands)	and Subsidiaries

December 31,	2020	2019
Liabilities and Equity
Current Liabilities:
Accounts payable	$7,766	$4,423
Accrued liabilities	299,845	272,801
Current portion of long-term operating lease liabilities	8,579	9,156
Deferred revenue	1,085	7,185
Total Current Liabilities	317,275	293,565
Long-term Income Taxes Payable	803	803
Deferred Income Taxes	55,159	55,722
Long-term Operating Lease Liabilities	34,058	38,450
Other Long-term Liabilities	20,054	24,052
Total Liabilities	427,349	412,592
Commitments and Contingencies
Shareholders' Equity:
Common stock, $.01 par value, 750,000 shares authorized; 143,396 and 149,745 shares issued and outstanding	1,434	1,497
Capital in excess of par value	1,190,001	1,158,900
Retained earnings	565,270	601,885
Accumulated other comprehensive loss, net	(16,798)	(23,504)
Total Shareholders' Equity	1,739,907	1,738,778
Total Liabilities and Equity	$2,167,256	$2,151,370
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations	SEI Investments Company
(In thousands, except per-share data)	and Subsidiaries

Year Ended December 31,	2020	2019	2018
Revenues:
Asset management, administration and distribution fees	$1,345,649	$1,307,044	$1,270,180
Information processing and software servicing fees	338,409	342,841	353,987
Total revenues	1,684,058	1,649,885	1,624,167
Expenses:
Subadvisory, distribution and other asset management costs	181,618	181,418	180,488
Software royalties and other information processing costs	28,937	29,993	32,449
Compensation, benefits and other personnel	527,509	517,917	511,258
Stock-based compensation	27,014	24,582	23,805
Consulting, outsourcing and professional fees	227,916	194,560	200,862
Data processing and computer related	96,328	88,058	84,790
Facilities, supplies and other costs	64,915	72,078	70,840
Amortization	52,975	51,419	48,895
Depreciation	30,959	29,436	28,792
Total expenses	1,238,171	1,189,461	1,182,179
Income from operations	445,887	460,424	441,988
Net (loss) gain from investments	(286)	3,174	(325)
Interest and dividend income	6,568	16,582	13,397
Interest expense	(609)	(630)	(645)
Equity in earnings of unconsolidated affiliates	117,134	151,891	159,791
Income before income taxes	568,694	631,441	614,206
Income taxes	121,408	130,015	108,338
Net income	$447,286	$501,426	$505,868

Basic earnings per common share	$3.05	$3.31	$3.23
Shares used to compute basic earnings per share	146,709	151,540	156,579
Diluted earnings per common share	$3.00	$3.24	$3.14
Shares used to compute diluted earnings per share	149,003	154,901	161,232
Dividends declared per common share	$0.72	$0.68	$0.63
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income	SEI Investments Company
(In thousands)	and Subsidiaries

Year Ended December 31,	2020	2019	2018
Net income	$447,286	$501,426	$505,868
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	5,620	7,618	(12,065)
Unrealized holding gain (loss) on investments:
Unrealized holding gains (losses) during the period, net of income taxes of $(134), $(461) and $285	374	1,486	(1,088)
Less: reclassification adjustment for losses realized in net income, net of income taxes of $(190), $(101) and $(96)	712	392	61
Total other comprehensive income (loss), net of taxes	6,706	9,496	(13,092)
Comprehensive income	$453,992	$510,922	$492,776
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Equity	SEI Investments Company
(In thousands, except per-share data)	and Subsidiaries

Year Ended December 31,	2020	2019	2018
Shares of Common Stock
Beginning balance	149,745	153,634	157,069
Purchase and retirement of common stock	(8,007)	(6,225)	(6,744)
Issuance of common stock under the employee stock purchase plan	95	93	77
Issuance of common stock upon exercise of stock options	1,563	2,243	3,232
Ending balance	143,396	149,745	153,634

Common Stock
Beginning balance	$1,497	$1,536	$1,571
Purchase and retirement of common stock	(80)	(62)	(67)
Issuance of common stock under the employee stock purchase plan	1	1	—
Issuance of common stock upon exercise of stock options	16	22	32
Ending balance	$1,434	$1,497	$1,536

Capital In Excess of Par Value
Beginning balance	$1,158,900	$1,106,641	$1,027,709
Purchase and retirement of common stock	(45,309)	(33,210)	(32,823)
Issuance of common stock under the employee stock purchase plan	4,346	4,224	4,170
Issuance of common stock upon exercise of stock options	45,050	56,663	83,780
Stock-based compensation	27,014	24,582	23,805
Ending balance	$1,190,001	$1,158,900	$1,106,641

Retained Earnings
Beginning balance	$601,885	$517,970	$467,467
Cumulative effect upon adoption of ASC 606	—	—	14,402
Net income	447,286	501,426	505,868
Purchase and retirement of common stock	(379,313)	(315,076)	(371,867)
Dividends declared ($0.72, $0.68 and $0.63 per share)	(104,588)	(102,435)	(97,900)
Ending balance	$565,270	$601,885	$517,970

Accumulated Other Comprehensive Loss
Beginning balance	$(23,504)	$(33,000)	$(19,908)
Other comprehensive income (loss)	6,706	9,496	(13,092)
Ending balance	$(16,798)	$(23,504)	$(33,000)

Total Equity	$1,739,907	$1,738,778	$1,593,147
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	SEI Investments Company
(In thousands)	and Subsidiaries

Year Ended December 31,	2020	2019	2018
Cash flows from operating activities:
Net income	$447,286	$501,426	$505,868
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	30,959	29,436	28,792
Amortization	52,975	51,419	48,895
Equity in earnings of unconsolidated affiliates	(117,134)	(151,891)	(159,791)
Partner distributions received from unconsolidated affiliate	125,534	148,936	166,698
Stock-based compensation	27,014	24,582	23,805
Provision for losses on receivables	(101)	483	23
Deferred income tax (benefit) expense	(1,036)	(3,414)	5,998
Net loss (gain) from investments	286	(3,174)	325
Change in long-term taxes payable	—	—	(9,826)
Change in other long-term liabilities	(420)	(163)	145
Change in other assets	(1,449)	1,791	(4,785)
Contract costs capitalized, net	(2,790)	(6,984)	(5,366)
Other	912	620	(294)
Change in current assets and liabilities:
Decrease (increase) in:
Receivables from investment products	(1,106)	(4,296)	6,797
Receivables	(44,761)	(25,505)	(32,652)
Other current assets	(6,407)	3,334	(5,518)
Advances due from unconsolidated affiliate	(39,420)	(12,116)	243
Increase (decrease) in:
Accounts payable	3,343	(6,497)	5,652
Accrued liabilities	21,097	(4,896)	13,079
Deferred revenue	(6,100)	2,031	313
Total adjustments	41,396	43,696	82,533
Net cash provided by operating activities	$488,682	$545,122	$588,401
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	SEI Investments Company
(In thousands)	and Subsidiaries

Year Ended December 31,	2020	2019	2018
Cash flows from investing activities:
Additions to property and equipment	(54,448)	(43,097)	(29,095)
Additions to capitalized software	(24,119)	(34,074)	(44,221)
Purchases of marketable securities	(143,493)	(174,997)	(203,460)
Prepayments and maturities of marketable securities	155,110	171,399	167,876
Sales of marketable securities	842	51	—
Cash paid for acquisition, net of cash acquired	—	—	(5,794)
Other investing activities	(1,388)	2,538	(8,676)
Net cash used in investing activities	(67,496)	(78,180)	(123,370)
Cash flows from financing activities:
Payment of contingent consideration	(633)	(433)	—
Repayments under revolving credit facility	—	—	(30,000)
Purchase and retirement of common stock	(427,001)	(346,352)	(407,384)
Proceeds from issuance of common stock	49,413	60,910	87,982
Payment of dividends	(103,914)	(100,745)	(94,318)
Net cash used in financing activities	(482,135)	(386,620)	(443,720)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	4,129	6,186	(11,024)

Net (decrease) increase in cash, cash equivalents and restricted cash	(56,820)	86,508	10,287

Cash, cash equivalents and restricted cash, beginning of year	844,547	758,039	747,752

Cash, cash equivalents and restricted cash, end of year	$787,727	$844,547	$758,039

Interest paid	$612	$493	$806
Income taxes paid	$121,987	$139,326	$110,203

Non-cash operating activities
Operating lease right-of-use assets and net lease liabilities recorded upon adoption of ASC 842	$—	$44,169	$—

Non-cash financing activities
Dividends declared but not paid	$53,127	$52,452	$50,761
The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements	SEI Investments Company
(all figures are in thousands except share and per-share data)	and Subsidiaries
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
The Company is a party to expense limitation agreements with certain SEI-sponsored money market funds subject to Rule 2a-7 of the Investment Company Act of 1940 which establish a maximum level of ordinary operating expenses incurred by the fund in any fiscal year including, but not limited to, fees of the administrator or its affiliates. Under the terms of these agreements, the Company waived $33,408, $27,544 and $26,229 in fees during 2020, 2019 and 2018, respectively.
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
Cash and Cash Equivalents
The Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include $347,082 and $414,581 at December 31, 2020 and 2019, respectively, primarily invested in SEI-sponsored open-ended money market mutual funds. The SEI-sponsored mutual funds are considered Level 1 assets.
Restricted Cash
Restricted cash includes $3,000 at December 31, 2020 and 2019 segregated for regulatory purposes related to trade-execution services conducted by SIEL. Restricted cash also includes $101 at December 31, 2020 and 2019 segregated in special reserve accounts for the benefit of SIDCO customers in accordance with certain rules established by the Securities and Exchange Commission for broker-dealers.
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
The Company evaluates the realizable value of its available for sale debt securities on a quarterly basis. In the event that an other-than-temporary decline in fair value has occurred, the amount of the decline related to a credit loss is reported through current period earnings. Some of the factors considered in determining other-than-temporary impairment include, but are not limited to, the intent of management to sell the security, the likelihood that the Company will be required to sell the security before recovering its cost, and management’s expectation to recover the entire amortized cost basis of the security even if there is no intent to sell the security. The Company did not recognize any impairment charges related to its available for sale debt securities in 2020, 2019 or 2018.
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
Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 financial assets consist of GNMA mortgage-backed securities, Federal Home Loan Bank (FHLB) and other U.S. government agency short-term notes. The investments in GNMA mortgage-backed securities were purchased for the sole purpose of satisfying applicable regulatory requirements imposed on our wholly-owned limited purpose federal thrift subsidiary, SPTC. The investments in FHLB and other U.S. government agency short-term notes were purchased as part of a cash management program requiring only short term, top-tier investment grade government and corporate securities.
Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment by management. The Company had no Level 3 financial assets at December 31, 2020 or 2019 that were required to be measured at fair value on a recurring basis. The Company's Level 3 financial liabilities at December 31, 2020 and 2019 consist entirely of an estimated contingent consideration resulting from the Company's acquisition of Huntington Steele, LLC (See Note 14).
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
The Company capitalized $24,119, $34,074 and $44,221 of software development costs during 2020, 2019 and 2018, respectively. The Company's capitalized software development costs primarily relate to the further development of the SEI Wealth PlatformSM (SWP). The Company capitalized $22,257, $33,084 and $43,376 of software development costs for significant enhancements to SWP during 2020, 2019 and 2018, respectively. As of December 31, 2020, the net book value of SWP was $257,709. The net book value includes $13,409 of capitalized software development costs in-progress associated with future releases.
Management continually reassesses the estimated useful life of SWP and any change in management’s estimate could result in the remaining amortization expense to be accelerated or spread out over a longer period. As of December 31, 2020, SWP has a weighted average remaining life of 9.9 years. Amortization expense for SWP was $43,853, $42,297 and $39,917 in 2020, 2019 and 2018, respectively, and is included in Amortization expense on the accompanying Consolidated Statements of Operations.
The Company also capitalized $845 of software development costs during 2018 related to an application for the Investment Managers segment. The application was placed into service during 2018 and has a net book value of $10,416 with an estimated remaining useful life of 2.0 years as of December 31, 2020. Amortization expense for the application was $5,209 during 2020 and 2019 and is included in Amortization expense on the accompanying Consolidated Statements of Operations.
The Company currently expects to recognize amortization expense related to all capitalized software development costs placed into service as of December 31, 2020 each year from 2021 through 2025 as follows:

Year	Expected Amortization Expense Related to Capitalized Software
2021	$52,466
2022	37,621
2023	18,838
2024	18,838
2025	18,838
The Company evaluates the carrying value of capitalized software development costs when circumstances indicate the carrying value may not be recoverable. The review of capitalized software development costs for impairment requires significant assumptions about operating strategies, underlying technologies utilized, and external market factors. External market factors include, but are not limited to, expected levels of competition, barriers to entry by potential competitors, stability in the target market and governmental regulations. The Company did not recognize any impairment charges related to its capitalized software development costs in 2020, 2019 or 2018.
Goodwill and Other Intangible Assets
The Company adopted the requirements of ASU 2017-04, Simplifying the Test for Goodwill Impairment (ASU 2017-04) on January 1, 2020. The adoption of ASU 2017-04 did not have a material impact on the Company's consolidated financial statements and related disclosures.
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
Identifiable definite-lived intangible assets on the Company’s Consolidated Balance Sheet are amortized on a straight-line basis according to their estimated useful lives. Goodwill is not amortized but is reviewed for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Current guidance requires that a qualitative assessment be performed to assess goodwill for impairment. The fair value of each reporting unit is compared with its carrying value, including goodwill. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. If the qualitative assessment indicates the carrying value exceeds the fair value, a quantitative impairment test is then utilized to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized. The Company did not recognize any impairment charges related to its goodwill or other intangible assets in 2020, 2019 or 2018. See Note 14 for related disclosures regarding goodwill and intangible assets.
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
Transaction gains and losses from exchange rate fluctuations are included in the results of operations in the periods in which they occur. There were no material gains or losses from exchange rate fluctuations in 2020, 2019 or 2018.
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
The calculations of basic and diluted earnings per share for 2020, 2019 and 2018 are:

	2020	2019	2018
Net income	$447,286	$501,426	$505,868
Shares used to compute basic earnings per common share	146,709,000	151,540,000	156,579,000
Dilutive effect of stock options	2,294,000	3,361,000	4,653,000
Shares used to compute diluted earnings per common share	149,003,000	154,901,000	161,232,000
Basic earnings per common share	$3.05	$3.31	$3.23
Diluted earnings per common share	$3.00	$3.24	$3.14
Employee stock options to purchase approximately 9,220,000, 6,574,000 and 6,224,000 shares of common stock, with an average exercise price per share of $58.12, $55.95 and $53.60, were outstanding during 2020, 2019 and 2018, respectively, but not included in the computation of diluted earnings per common share because either the performance conditions have not been satisfied or the option’s exercise price was greater than the average market price of the Company’s common stock and the effect on diluted earnings per common share would have been anti-dilutive (See Note 7).
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
The Company determines if an arrangement is a lease at the inception of the contract. The Company's operating leases are included in Operating lease right-of-use (ROU) assets, Current portion of long-term operating lease liabilities, and Long-term operating lease liabilities on the accompanying Consolidated Balance Sheets.
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
Other Recently Adopted Accounting Pronouncements
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
In accordance with ASC 326, the Company evaluated its receivable balances for credit risk based upon the source of revenue, its ability to collect fees directly from investment products or directly from assets in the client's account, a review of actual historical credit losses, and the potential for expected credit loss from its current client base. The Company has no meaningful historical credit loss data and a very limited amount of losses pertaining directly to a client's inability to satisfy its receivable balance even during periods of economic distress. The credit loss reserve recognized by the Company through the implementation of ASC 326 during 2020 was immaterial.
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

Note 2 – Investment in Unconsolidated Affiliates
LSV Asset Management
The Company has an investment in the general partnership LSV Asset Management (LSV), a registered investment advisor that provides investment advisory services primarily to institutions, including pension plans and investment companies. LSV is currently an investment sub-advisor for a limited number of SEI-sponsored mutual funds. As of December 31, 2020, the Company's total partnership interest in LSV was approximately 38.8%. The Company accounts for its interest in LSV using the equity method because of its less than 50% ownership. The Company’s interest in the net assets of LSV is reflected in Investment in unconsolidated affiliates on the accompanying Consolidated Balance Sheets and its interest in the earnings of LSV is reflected in Equity in earnings of unconsolidated affiliates on the accompanying Consolidated Statements of Operations.
At December 31, 2020, the Company’s total investment in LSV was $98,433. The Company’s proportionate share in the earnings of LSV was $117,134, $151,891 and $159,791 in 2020, 2019 and 2018, respectively. The Company receives partnership distributions related to the earnings of LSV on a quarterly basis. As such, the Company considers these distribution payments as returns on investment rather than returns of the Company's original investment in LSV and has therefore classified the associated cash inflows as an operating activity on the Consolidated Statements of Cash Flows. The Company received partnership distribution payments from LSV of $125,534, $148,936 and $166,698 in 2020, 2019 and 2018, respectively.
These tables contain condensed financial information of LSV:

Condensed Statement of Operations Year ended December 31,	2020	2019	2018
Revenues	$391,648	$491,700	$517,203
Net income	$301,620	$390,533	$410,846

Condensed Balance Sheets December 31,	2020	2019
Current assets	$151,515	$144,547
Non-current assets	4,296	5,048
Total assets	$155,811	$149,595

Current liabilities	$77,077	$46,828
Non-current liabilities	4,620	5,326
Partners’ capital	74,114	97,441
Total liabilities and partners’ capital	$155,811	$149,595

Note 3 – Composition of Certain Financial Statement Captions
Receivables
Receivables on the accompanying Consolidated Balance Sheets consist of:

	2020	2019
Trade receivables	$99,106	$86,043
Fees earned, not billed	262,167	240,239
Other receivables	25,046	15,277
	386,319	341,559
Less: Allowance for doubtful accounts	(1,100)	(1,201)
Receivables, net	$385,219	$340,358
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

Property and Equipment
Property and Equipment on the accompanying Consolidated Balance Sheets consists of:

	2020	2019
Buildings	$206,151	$162,882
Equipment	141,820	123,945
Land	24,179	10,830
Purchased software	147,838	143,705
Furniture and fixtures	21,439	18,835
Leasehold improvements	21,604	20,700
Construction in progress	4,660	33,415
	567,691	514,312
Less: Accumulated depreciation	(378,639)	(353,453)
Property and Equipment, net	$189,052	$160,859
Depreciation expense related to property and equipment for 2020, 2019 and 2018 was $30,959, $29,436 and $28,792, respectively.
Deferred Contract Costs
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
Deferred contract costs were $33,781 and $30,991 as of December 31, 2020 and 2019, respectively. The Company deferred expenses related to contract costs of $10,284, $11,495 and $8,122 during 2020, 2019 and 2018, respectively. Amortization expense related to deferred contract costs were $7,494, $4,511 and $2,756 during 2020, 2019 and 2018, respectively, and is included in Compensation, benefits and other personnel on the accompanying Consolidated Statements of Operations. There were no material impairment losses in relation to deferred contract costs during 2020, 2019 or 2018.
Other Assets
Other assets consist of long-term prepaid expenses, deposits, other investments at cost and various other assets. Amortization expense for certain other assets for 2020, 2019 and 2018 was $230, $230 and $231, respectively.
Accrued Liabilities
Accrued Liabilities on the accompanying Consolidated Balance Sheets consist of:

	2020	2019
Accrued employee compensation	$95,656	$96,991
Accrued employee benefits and other personnel	18,770	9,222
Accrued consulting, outsourcing and professional fees	31,907	28,610
Accrued sub-advisory, distribution and other asset management fees	49,924	46,245
Accrued dividend payable	53,127	52,452
Other accrued liabilities	50,461	39,281
Accrued liabilities	$299,845	$272,801

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
The valuation of the Company's Level 2 financial assets held by SIDCO and SPTC are based upon securities pricing policies and procedures utilized by third-party pricing vendors. The Company had no Level 3 financial assets at December 31, 2020 or 2019 that were required to be measured at fair value on a recurring basis. The Company's Level 3 financial liabilities at December 31, 2020 and 2019 consist entirely of the estimated fair value of the contingent consideration resulting from an acquisition (See Note 14). The fair value of the contingent consideration was determined using a Monte-Carlo simulation model. Key assumptions for the Monte-Carlo simulation model include expected revenues, expected volatility, risk-free rate and other factors. There were no transfers of financial assets between levels within the fair value hierarchy during 2020.
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
The fair value of certain financial assets and liabilities of the Company was determined using the following inputs:

		Fair Value Measurements at Reporting Date Using
	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets
Equity securities	$12,142	$12,142	$—
Available-for-sale debt securities	93,277	—	93,277
Fixed-income securities owned	34,064	—	34,064
Investment funds sponsored by LSV (1)	6,166
	$145,649	$12,142	$127,341

		Fair Value Measurements at Reporting Date Using
	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets
Equity securities	$12,119	$12,119	$—
Available-for-sale debt securities	104,798	—	104,798
Fixed-income securities owned	33,486	—	33,486
Investment funds sponsored by LSV (1)	5,988
	$156,391	$12,119	$138,284
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
Cash Equivalents
The Company's investments in money market funds and commercial paper classified as cash equivalents had a fair value of $462,624 and $543,765 at December 31, 2020 and 2019, respectively. There were no material unrealized or realized gains or losses from these investments during 2020 and 2019.
Available For Sale and Equity Securities
Available For Sale and Equity Securities on the accompanying Consolidated Balance Sheets consist of:

	At December 31, 2020
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available for sale debt securities	$91,262	$2,015	$—	$93,277
SEI-sponsored mutual funds	6,866	382	—	7,248
Equities and other mutual funds	4,421	473	—	4,894
	$102,549	$2,870	$—	$105,419

	At December 31, 2019
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available for sale debt securities	$104,193	$605	$—	$104,798
SEI-sponsored mutual funds	7,564	125	(39)	7,650
Equities and other mutual funds	3,637	832	—	4,469
	$115,394	$1,562	$(39)	$116,917
Net unrealized holding gains at December 31, 2020 of the Company's available-for-sale debt securities were $1,551 (net of income tax expense of $464). Net unrealized losses at December 31, 2019 of the Company's available-for-sale debt securities were $465 (net of income tax benefit of $140). These net unrealized gains and losses are reported as a separate component of Accumulated other comprehensive loss on the accompanying Consolidated Balance Sheets.
There were gross realized losses of $902 and $493 from available-for-sale debt securities during 2020 and 2019, respectively. There were no gross realized gains from available-for-sale debt securities during 2020 and 2019. Realized losses from available-for-sale debt securities, including amounts reclassified from accumulated comprehensive loss, are reflected in Net (loss) gain from investments on the accompanying Consolidated Statements of Operations.
There were gross realized gains of $1,100 and gross realized losses of $250 from mutual funds and equities during 2020. In 2019, there were gross realized gains of $297 and gross realized losses of $48 from mutual funds and equities. Gains and losses from mutual funds and equities are reflected in Net (loss) gain from investments on the accompanying Consolidated Statements of Operations.
Investments in Affiliated Funds
The Company has an investment in funds sponsored by LSV. The Company records this investment on the accompanying Consolidated Balance Sheets at fair value. Unrealized gains and losses from the change in fair value of these funds are recognized in Net (loss) gain from investments on the accompanying Consolidated Statements of Operations.
The funds had a fair value of $6,166 and $5,988 at December 31, 2020 and 2019, respectively. The Company recognized gains of $178 and $1,101 from the change in fair value of the funds during 2020 and 2019, respectively. The Company recognized losses of $1,147 from the change in fair value of the funds during 2018.
Securities Owned
The Company’s broker-dealer subsidiary, SIDCO, has investments in U.S. government agency securities with maturity dates less than one year. These investments are reflected as Securities owned on the accompanying Consolidated Balance Sheets. Due to specialized accounting practices applicable to investments by broker-dealers, the securities are reported at fair value and changes in fair value are recorded in current period earnings. The securities had a fair value of $34,064 and $33,486 at December 31, 2020 and 2019, respectively. There were no material net gains or losses from the change in fair value of the securities during 2020, 2019 and 2018.

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
As of December 31, 2020, the Company had outstanding letters of credit of $4,630 under the Credit Facility. These letters of credit were issued primarily for the expansion of the Company's headquarters and are scheduled to expire during 2021. The amount of the Credit Facility that is available for general corporate purposes as of December 31, 2020 was $295,370. The Company was in compliance with all covenants of the Credit Facility during 2020.
The Company incurred $609, $630 and $645 in interest charges and commitment fees relating to its line of credit during 2020, 2019 and 2018, respectively, which are reflected in Interest expense on the accompanying Consolidated Statements of Operations.

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
The weighted average fair value of the Company’s stock options granted during 2020, 2019 and 2018 were $13.53, $13.94 and $13.04, respectively, using the following assumptions:

	2020	2019	2018
Expected term (in years)	5.79	5.53	6.34
Expected volatility	29.02%	23.36%	25.27%
Expected dividend yield	1.29%	1.10%	1.35%
Risk-free interest rate	0.62%	1.80%	2.75%
The Company recognized stock-based compensation expense in its Consolidated Financial Statements in 2020, 2019 and 2018 as follows:

	2020	2019	2018
Stock-based compensation expense	$27,014	$24,582	$23,805
Less: Deferred tax benefit	(5,182)	(4,814)	(5,078)
Stock-based compensation expense, net of tax	$21,832	$19,768	$18,727
The Company revised its estimates of when some vesting targets are expected to be achieved. The change in management's estimate during 2020 resulted in a decrease of $2,659 in stock-based compensation. The changes in management’s estimates during 2019 and 2018 resulted in an increase of $2,903 and $1,909, respectively, in stock-based compensation expense.
As of December 31, 2020, there was approximately 11,854,000 unvested employee stock options with an unrecognized compensation cost of $112,593 that the Company expects will vest and be expensed through 2024 with a weighted average period of 1.7 years.

This table presents certain information relating to the Company’s stock option plans for 2020, 2019 and 2018:

	Number of Shares	Weighted Average Price
Balance as of December 31, 2017	16,712,000	$37.63
Granted	2,468,000	49.94
Exercised	(3,232,000)	25.93
Expired or canceled	(135,000)	49.58
Balance as of December 31, 2018	15,813,000	$41.84
Granted	2,480,000	64.04
Exercised	(2,243,000)	25.27
Expired or canceled	(344,000)	55.07
Balance as of December 31, 2019	15,706,000	$47.43
Granted	4,529,000	56.54
Exercised	(1,563,000)	28.83
Expired or canceled	(177,000)	55.76
Balance as of December 31, 2020	18,495,000	$51.15

Exercisable as of December 31, 2020	6,641,000	$39.35
Available for future grant as of December 31, 2020	15,287,000
As of December 31, 2020 and 2019, there were 6,641,000 and 8,214,000 shares exercisable, respectively. The expiration dates for options outstanding at December 31, 2020 range from December 13, 2021 to December 8, 2030 with a weighted average remaining contractual life of 6.9 years.
Upon exercise of stock options, the Company will issue new shares of its common shares. The Company does not hold any shares in treasury. The total intrinsic value of options exercised during 2020 and 2019 was $46,426 and $74,163, respectively. The total options exercisable as of December 31, 2020 had an intrinsic value of $120,357. The total options outstanding as of December 31, 2020 had an intrinsic value of $158,204. The total intrinsic value for options outstanding and options exercisable is calculated as the difference between the market value of the Company’s common stock as of December 31, 2020 and the exercise price of the shares. The market value of the Company’s common stock as of December 31, 2020 was $57.47 as reported by the Nasdaq Stock Market, LLC.
This table summarizes information relating to all options outstanding and exercisable at December 31, 2020:

			Options Outstanding at December 31, 2020			Options Exercisable at December 31, 2020
Range of Exercise Prices (Per Share)			Number of Shares	Weighted Average Exercise Price (Per Share)	Weighted Average Remaining Contractual Life (Years)	Number of Shares	Weighted Average Exercise Price (Per Share)	Weighted Average Remaining Contractual Life (Years)
$15.77	-	$21.05	665,000	$15.79	0.95	665,000	$15.79	0.95
22.45	-	23.86	944,000	22.45	1.95	944,000	22.45	1.95
27.03	-	40.64	2,699,000	37.35	3.49	1,857,000	35.85	3.29
45.99	-	56.60	8,398,000	62.57	8.09	3,170,000	51.34	5.53
57.48	-	71.12	5,789,000	49.76	8.08	5,000	63.50	6.82
			18,495,000			6,641,000
Employee Stock Purchase Plan
The Company has an employee stock purchase plan that provides for offerings of common stock to eligible employees at a price equal to 85 percent of the fair market value of the stock at the end of the stock purchase period, as defined. The Company has reserved 15,652,000 shares for issuance under this plan. At December 31, 2020, 12,225,000 cumulative shares have been issued. There were no material costs incurred by the Company related to the employee stock purchase plan in 2020, 2019 and 2018.

Common Stock Buyback
The Board of Directors, under multiple authorizations, has authorized the purchase of the Company’s common stock on the open market or through private transactions. As of December 31, 2020, the Company had approximately $192,827 of authorization remaining for the purchase of common stock. The following table provides the total number of shares repurchased and the related total costs in 2020, 2019 and 2018:

Year	Total Number of Shares Repurchased	Total Cost
2020	8,008,000	$424,702
2019	6,225,000	348,348
2018	6,744,000	404,759
The Company immediately retires its common stock when purchased. Upon retirement, the Company reduces Capital in excess of par value for the average capital per share outstanding and the remainder is charged against Retained earnings. If the Company reduces its Retained earnings to zero, any subsequent purchases of common stock will be charged entirely to Capital in excess of par value.
Cash Dividends
On June 3, 2020, the Board of Directors declared a cash dividend of $0.35 per share on the Company’s common stock, which was paid on June 23, 2020, to shareholders of record on June 15, 2020. On December 8, 2020, the Board of Directors declared a cash dividend of $0.37 per share on the Company’s common stock, which was paid on January 7, 2021, to shareholders of record on December 21, 2020.
The cash dividends declared in 2020, 2019 and 2018 were $104,588, $102,435 and $97,900, respectively. The Board of Directors has indicated its intention to declare future cash dividends on a semiannual basis.

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

	Foreign Currency Translation Adjustments	Unrealized Holding Gains (Losses) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2018	$(19,522)	$(386)	$(19,908)

Other comprehensive loss before reclassifications	(12,065)	(1,088)	(13,153)
Amounts reclassified from accumulated other comprehensive loss	—	61	61
Net current-period other comprehensive loss	(12,065)	(1,027)	(13,092)

Balance, December 31, 2018	$(31,587)	$(1,413)	$(33,000)

Other comprehensive income before reclassifications	7,618	1,486	9,104
Amounts reclassified from accumulated other comprehensive loss	—	392	392
Net current-period other comprehensive income	7,618	1,878	9,496

Balance, December 31, 2019	$(23,969)	$465	$(23,504)

Other comprehensive income before reclassifications	5,620	374	5,994
Amounts reclassified from accumulated other comprehensive loss	—	712	712
Net current-period other comprehensive income	5,620	1,086	6,706

Balance, December 31, 2020	$(18,349)	$1,551	$(16,798)

Note 9 – Employee Benefit Plan
The Company has a tax-qualified defined contribution plan (the Plan). The Plan provides retirement benefits, including provisions for early retirement and disability benefits, as well as a tax-deferred savings feature. After satisfying certain requirements, participants are vested in employer contributions at the time the contributions are made. All Company contributions are discretionary and are made from available profits. The Company contributed $14,087, $12,923 and $12,362 to the Plan in 2020, 2019 and 2018, respectively.

Note 10 – Commitments and Contingencies
The Company leases software, facilities, and equipment under non-cancelable operating leases, some which contain escalation clauses for increased taxes and operating expenses. The Company has entered into maintenance agreements primarily for its equipment. Rent expense, primarily related to user licenses for software, was $41,091, $33,600 and $34,679 in 2020, 2019 and 2018, respectively.
The aggregate noncancellable minimum commitments at December 31, 2020 are:

Year	Aggregate Noncancellable Minimum Commitments
2021	$9,183
2022	8,917
2023	8,922
2024	7,252
2025 and thereafter	11,172
$45,446
In the ordinary course of business, the Company from time to time enters into contracts containing indemnification obligations of the Company. These obligations may require the Company to make payments to another party upon the occurrence of certain events including the failure by the Company to meet its performance obligations under the contract. These contractual indemnification provisions are often standard contractual terms of the nature customarily found in the type of contracts entered into by the Company. In many cases, there are no stated or notional amounts included in the indemnification provisions. There are no amounts reflected on the Consolidated Balance Sheets as of December 31, 2020 and 2019 related to these indemnifications.
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
With respect to the Ahders proceeding, on July 16, 2019, SEI and SPTC filed a Motion for Summary Judgment pursuant to Rule 56(d) to have the remaining Section 714(B) claim dismissed. On January 24, 2020, the District Court issued an order granting SEI’s Summary Judgment Motion to dismiss the remaining Section 714(B) claim. On March 17, 2020, Plaintiffs-Appellants filed a Notice of Appeal to the United States Court of Appeals for the Fifth Circuit of the District Court's dismissal of the Ahders matter. On December 3, 2020, the United States Court of Appeals for the Fifth Circuit unanimously affirmed the District Court’s order granting summary judgment in favor SEI and the Insurer Defendants in the Adhers matter.
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
SS&C Advent Litigation
On February 28, 2020, SEI Global Services, Inc. ("SGSI"), a wholly-owned subsidiary of the Company, filed a complaint under seal in the United States District Court for the Eastern District of Pennsylvania against SS&C Advent ("Advent") and SS&C Technologies Holdings, Inc. ("SS&C") alleging that SS&C and Advent breached the terms of the contract between the parties (the “SLSA”) and asking the Court to hold SS&C and Advent to their bargained-for obligations (the "Advent Matter"). In addition to Breach of Contract, the complaint also includes counts for Declaratory Judgment, Tortious Interference with Existing and Prospective Contractual Relations, Violation of the New York General Business Law Section 349, Violations of Section 2 of the Sherman Antitrust Act, Promissory Estoppel and Breach of the Covenant of Good Faith

and Fair Dealing. SGSI seeks various forms of relief, including declaratory judgment, specific performance under the SLSA, and monetary damages, including treble damages and attorney’s fees.
Following various procedural actions, including an amendment of SGSI’s complaint to include additional breach of contract claims, Advent filed a motion to dismiss SGSI’s compliant.
On October 23, 2020, the United States District Court for the Eastern District of Pennsylvania dismissed SEI’s federal anti-trust claim and declined to rule on the state law breach of contract or tortious on the basis that in the absence of the anti-trust claim, the court had no jurisdiction over the state law claims. SGSI has appealed the dismissal of the federal anti-trust claims to the Third Circuit Court of Appeals, which is currently pending.
Upon the dismissal of the federal anti-trust claim, on October 23, 2020, each of Advent and SGSI filed competing lawsuits in New York and Pennsylvania, respectively, to litigate the remaining breach contract and tortious interference of contract claims. Additionally, SGSI made a motion for injunctive relief to ensure that Advent provided SGSI with access to the Geneva, Moxy and APX software modules as SGSI believes is required pursuant to the terms of a valid contract. Although SGSI had the right to litigate the matter in the Pennsylvania Commonwealth courts and had moved to dismiss Advent’s New York action so that the dispute could proceed in SGSI’s designated forum, critical timing imperatives related to access to the relevant software led SGSI to consent to the jurisdiction of the New York court and litigate the matter in that forum. SEI filed counterclaims in New York against Advent and SS&C that are materially the same as its affirmative claims pled in Pennsylvania. There is effectively no material difference in the claims, defenses, or burdens of proof for either of Advent, as the plaintiff, or SGSI, as defendant, in New York courts, or in Pennsylvania with the roles of plaintiff and defendant reversed.
On January 13, 2021, Judge Borrok of the Supreme Court of the State of New York, New York, granted SGSI’s motion for injunctive relief and issued an Order in which he characterized the basis for Advent’s claim for breach of contract as appearing to be “pre-textual” and found that SGSI’s claims for breach of contract would likely succeed on the merits. Judge Borrok granted SGSI’s motion for injunctive relief, precluding Advent from:
Dishonoring their contractual obligations and commitments under the SLSA, including, denying licenses, rights, and privileges under the SLSA;
Failing to provide new license keys for the license keys due to Geneva, Moxy, and APX, and other software products licensed pursuant to the SLSA (such new license keys to be provided no later than January 15, 2021 at 10 A.M.);
Denying to SEI any and all access to the Geneva, Moxy, and APX software and related modules as are reasonably necessary to provide access to such software to SGSI’s clients; and
Denying to SGSI any and all support, maintenance and technical support services for Geneva, Moxy, and APX.
Advent provided SEI with the necessary access to the Geneva, Moxy and APX software modules on January 14, 2021. These have been tested, verified and are now running in the SEI production environment.
On January 15, 2021, Advent appealed Judge Borrok’s order granting SGSI’s motion for preliminary injunctive relief to the Appellate Division of the Supreme Court of the State of New York, First Department.
SEI does not believe that it will have to change providers under the current terms of the SLSA and that the process of litigating its rights under this contract may be a multi-year process. Consequently, SEI does not believe that the Advent Matter will create any consequence to the services SGSI provides to SEI’s clients in the near term. SEI believes that it has alternatives available to it that will enable it to continue to provide currently provided services to its clients in all material respects in the unlikely event that there ultimately is a negative outcome in the Advent Matter.
SEI believes SGSI has a strong basis for proving the actions it alleges in the Advent Matter and defeating Advent’s defenses thereto, and looks forward to the opportunity to continue to assert its rights under contract and pursue relief for what SEI believes may be business tort violations. SEI expects the financial impact of litigating the Advent Matter to be immaterial.
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

Note 11 – Income Taxes
The federal and state and foreign income tax provision is summarized as follows:

Year Ended December 31,	2020	2019	2018
Current
Federal	$92,649	$100,986	$82,493
State	21,479	19,902	13,709
Foreign	8,256	11,722	8,405
	122,384	132,610	104,607
Deferred
Federal	(701)	(1,635)	2,550
State	(275)	(960)	1,166
Foreign	—	—	15
	(976)	(2,595)	3,731
Total income taxes	$121,408	$130,015	$108,338
Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues raised may differ materially from the amount accrued. The examination and the resolution process may last longer than one year.
The components of Income before income taxes are summarized as follows:

Year Ended December 31,	2020	2019	2018
Domestic	$517,451	$565,842	$579,622
Foreign	51,243	65,599	34,584
	$568,694	$631,441	$614,206

The Company's foreign income is primarily earned in Canada, the Republic of Ireland and the United Kingdom. The increase in the Company's foreign income during 2019 is primarily due to the increase of income from certain foreign subsidiaries subject to tax in non-U.S. jurisdictions.
The effective income tax rate differs from the federal income tax statutory rate due to the following:

Year Ended December 31,	2020	2019	2018
Statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal tax benefit	3.0	2.4	1.9
Foreign tax expense and tax rate differential	(0.4)	—	(0.1)
Tax benefit from stock option exercises	(1.1)	(1.9)	(3.8)
Research and development tax credit	(1.0)	(1.1)	(0.8)
Foreign-Derived Intangible Income Deduction (FDII)	(0.3)	(0.2)	(0.2)
Other, net	0.1	0.4	(0.4)
	21.3%	20.6%	17.6%
The increases in the Company's effective tax rates in 2020 and 2019 were primarily due to reduced tax benefits related to the lower volume of stock option exercises as compared to the prior year and an increase in the Company's state effective tax rate partially offset by a decrease in foreign tax expense mainly related to a one time change in method for the Global Intangible Low Taxed Income (GILTI).

Deferred income taxes for 2020 and 2019 reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Significant components of deferred tax assets and liabilities at December 31, 2020 and 2019 are as follows:

	2020	2019
Deferred Tax Assets:
Stock-based compensation expense	$26,893	$24,686
State net operating loss carryforward	65,114	67,472
Foreign net operating loss carryforward and other	6,634	6,081
Basis differences in investments	3,965	4,436
Federal benefit of state tax deduction for uncertain tax positions	2,255	2,124
Revenue and expense recognized in different periods for financial reporting and income tax purposes	3,025	1,960
Other assets	1,584	1,271
Total deferred income tax assets	109,470	108,030
Less: State net operating loss valuation allowance	(62,229)	(64,737)
Less: Foreign net operating loss valuation allowance	(6,547)	(5,994)
Net deferred income tax assets	$40,694	$37,299

Deferred Tax Liabilities:
Capitalized software currently deductible for tax purposes, net of amortization	$(63,588)	$(68,265)
Difference in financial reporting and income tax depreciation methods	(11,422)	(6,032)
Difference between book and tax basis of other assets	(5,747)	(4,593)
Goodwill and other intangibles	(2,462)	(2,170)
Foreign dividend withholding tax	—	(312)
Capitalized contract costs	(7,762)	(7,072)
Other liabilities	(1,900)	(1,755)
Total deferred income tax liabilities	$(92,881)	$(90,199)
Net deferred income tax liabilities	$(52,187)	$(52,900)
The valuation allowances against deferred tax assets at December 31, 2020 and 2019 are related to state net operating losses from certain domestic subsidiaries, foreign net operating losses from certain foreign subsidiaries and the restriction of the use of the foreign tax credits. Certain state and foreign tax statutes significantly limit the utilization of net operating losses for domestic and foreign subsidiaries. Furthermore, these net operating losses cannot be used to offset the net income of other subsidiaries.
The Company recognizes uncertain tax positions in accordance with the applicable accounting guidance and adjusts these liabilities when management’s judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company's current estimate of the tax liabilities. The Company’s total unrecognized tax benefit, including interest and penalties, as of December 31, 2020 was $18,016, of which $15,761 would affect the effective tax rate if the Company were to recognize the tax benefit. The gross amount of uncertain tax liability of $6,546 is expected to be paid within one year is netted against the current payable account while the remaining amount of $11,470 is included in Other long-term liabilities on the accompanying Consolidated Balance Sheet. During the year ended December 31, 2020, the Company recognized $3,033 of previously unrecognized tax benefits relating to the lapse of the statute of limitation.
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

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

	2020	2019	2018
Balance as of January 1	$15,356	$14,367	$14,480
Tax positions related to current year:
Gross additions	3,352	3,054	2,446
Tax positions related to prior years:
Gross additions	236	1,465	340
Settlements	—	(145)	(278)
Lapses on statute of limitations	(3,033)	(3,385)	(2,621)
Balance as of December 31	$15,911	$15,356	$14,367
The above reconciliation of the gross unrecognized tax benefit will differ from the amount which would affect the effective tax rate because of the recognition of the federal and state tax benefits and interest and penalties.
The Company classifies all interest and penalties as income tax expense. The Company has recorded $2,105, $1,962 and $1,289 in liabilities for tax-related interest and penalties in 2020, 2019 and 2018, respectively.
The Company estimates it will recognize $6,546 of unrecognized tax benefits within the next twelve months due to lapses on the statute of limitation.
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
Institutional Investors – Provides OCIO solutions, including investment management and administrative outsourcing platforms to retirement plan sponsors, healthcare systems, higher education and other not-for-profit organizations worldwide;
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
In 2020, 2019 and 2018, no single customer accounted for more than 10% of revenues in any business segment.

The following tables highlight certain financial information about each of the Company’s business segments for the years ended December 31, 2020, 2019 and 2018:

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Year Ended December 31, 2020
Revenues	$455,393	$407,564	$317,627	$489,462	$14,012	$1,684,058
Expenses	446,481	205,913	149,909	308,999	52,871	1,164,173
Operating profit (loss)	$8,912	$201,651	$167,718	$180,463	$(38,859)	$519,885

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Year Ended December 31, 2019
Revenues	$470,276	$403,778	$322,062	$440,796	$12,973	$1,649,885
Expenses	443,136	208,508	153,937	282,024	29,660	1,117,265
Operating profit (loss)	$27,140	$195,270	$168,125	$158,772	$(16,687)	$532,620

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Year Ended December 31, 2018
Revenues	$483,097	$399,089	$333,299	$398,076	$10,606	$1,624,167
Expenses	457,894	212,439	163,536	259,693	22,971	1,116,533
Operating profit (loss)	$25,203	$186,650	$169,763	$138,383	$(12,365)	$507,634
A reconciliation of the total reported for the business segments to income from operations in the Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018 is as follows:

Year Ended December 31,	2020	2019	2018
Total operating profit from segments above	$519,885	$532,620	$507,634
Corporate overhead expenses	(73,998)	(72,196)	(65,646)
Income from operations	$445,887	$460,424	$441,988
The following tables provide additional information for the years ended December 31, 2020, 2019 and 2018 pertaining to our business segments:

	Capital Expenditures (1)			Depreciation
Year Ended December 31,	2020	2019	2018	2020	2019	2018
Private Banks	$29,061	$33,068	$36,763	$16,206	$14,349	$13,773
Investment Advisors	15,588	17,413	16,572	4,821	4,653	4,607
Institutional Investors	3,958	4,057	3,863	1,214	1,600	1,672
Investment Managers	25,909	18,970	13,639	7,336	7,145	6,988
Investments in New Businesses	1,211	1,349	972	341	383	547
Total from business segments	$75,727	$74,857	$71,809	$29,918	$28,130	$27,587
Corporate Overhead	2,840	2,314	1,507	1,041	1,306	1,205
	$78,567	$77,171	$73,316	$30,959	$29,436	$28,792
(1) Capital expenditures include additions to property and equipment and capitalized software.

	Amortization
Year Ended December 31,	2020	2019	2018
Private Banks	$30,240	$29,054	$27,312
Investment Advisors	10,694	10,311	9,668
Institutional Investors	1,707	1,726	1,707
Investment Managers	9,365	9,358	9,382
Investments in New Businesses	739	740	595
Total from business segments	$52,745	$51,189	$48,664
Corporate Overhead	230	230	231
	$52,975	$51,419	$48,895

	Total Assets
	2020	2019
Private Banks	$557,953	$567,796
Investment Advisors	169,197	165,556
Institutional Investors	119,784	115,012
Investment Managers	421,093	373,986
Investments in New Businesses	22,014	19,735
Total from business segments	$1,290,041	$1,242,085
Corporate Overhead (2)	877,215	909,285
	$2,167,256	$2,151,370
(2) Unallocated assets primarily consist of cash and cash equivalents, marketable securities, and certain other shared services assets.
The following table presents revenues based on the location of the use of the products or services:

For the Year Ended December 31,	2020	2019	2018
United States	$1,427,152	$1,385,744	$1,348,130
International operations	256,906	264,141	276,037
	$1,684,058	$1,649,885	$1,624,167
The following table presents assets based on their location:

	2020	2019
United States	$1,772,179	$1,732,427
International operations	395,077	418,943
	$2,167,256	$2,151,370

Note 13 – Related Party Transactions
The Company, either by itself or through its wholly-owned subsidiaries, serves as the sponsor, administrator, investment advisor, distributor and shareholder servicer for SEI-sponsored investment products. These investment products are offered to clients of the Company and its subsidiaries. Fees earned by the Company for the related services are recognized pursuant to the provisions of investment advisory, fund administration, distribution, and shareholder services agreements directly with the investment products. These fees totaled $432,806, $449,725 and $462,101 in 2020, 2019 and 2018, respectively. The Company also serves as an introducing broker-dealer for securities transactions of SEI-sponsored investment products. The Company recognized $2,159, $632 and $2,001 in commissions during 2020, 2019 and 2018, respectively. Both of these fees are reflected in Asset management, administration and distribution fees on the accompanying Consolidated Statements of Operations.
Receivables from investment products on the accompanying Consolidated Balance Sheets primarily represent fees receivable for distribution, investment advisory, and administration services to various investment products sponsored by SEI.

Note 14 – Goodwill and Intangible Assets
In April 2018, the Company acquired all ownership interests of Huntington Steele, LLC (Huntington Steele). The excess purchase price over the estimated value of the net tangible and identifiable intangible assets was allocated to goodwill. The total amount of goodwill from this transaction of $11,499 was allocated to the Investments in New Businesses segment and is included on the accompanying Consolidated Balance Sheets. The total purchase price for Huntington Steele included a contingent purchase price payable to the sellers upon the attainment of specified financial measures determined at various intervals occurring between 2019 and 2023. The Company made payments of $633 and $433 during 2020 and 2019, respectively, to the sellers and recorded fair value adjustments of $893 and $568 during 2020 and 2019, respectively, to increase the fair value of the remaining contingent consideration. As of December 31, 2020, the current portion of the contingent consideration of $3,931 is included in Accrued liabilities on the accompanying Balance Sheet. The long-term portion of the contingent consideration of $8,584 is included in Other long-term liabilities on the accompanying Balance Sheet.
In July 2017, the Company acquired all ownership interests of Archway Technology Partners, LLC, Archway Finance & Operations, Inc. and Keystone Capital Holdings, LLC (collectively, Archway), a provider of operating technologies and services to the family office industry. The total purchase price was allocated to Archway’s net tangible and intangible assets based upon their estimated fair values at the date of purchase. The excess purchase price over the value of the net tangible and identifiable intangible assets was recorded as goodwill. The total amount of goodwill from this transaction of $52,990 was allocated to the Investment Managers segment and is included on the accompanying Consolidated Balance Sheets.
There was no change in the carrying amount of the Company's goodwill during 2020 or 2019.
The Company's intangible assets consist of:

	2020	Weighted Average Estimated Useful Life	2019	Weighted Average Estimated Useful Life
Acquired technology	$13,510	10.0 years	$13,510	10.0 years
Client relationships	16,940	13.9 years	16,940	13.9 years
Non-competition agreements	3,470	5.0 years	3,470	5.0 years
Trade name	2,840	7.0 years	2,840	7.0 years
	36,760		36,760
Less: Accumulated amortization	(12,456)		(8,773)
Intangible assets, net	$24,304		$27,987
The Company recognized $3,683 of amortization expense related to intangible assets during 2020 and 2019.
The Company currently expects to recognize amortization expense related to intangible assets as of December 31, 2020 each year from 2021 through 2025 as follows:

Year	Expected Amortization Expense Related to Intangible Assets
2021	$3,683
2022	3,336
2023	2,989
2024	2,818
2025	2,599

Note 15 – Revenues from Contracts with Customers
The Company’s principal sources of revenues are: (1) asset management, administration and distribution fees primarily earned based upon a contractual percentage of net assets under management or administration; and (2) information processing and software servicing fees that are either recurring and primarily earned based upon the number of trust accounts being serviced or a percentage of the market value of the clients' assets processed on the Company's platforms, or non-recurring and based upon project-oriented contractual agreements related to client implementations.

Disaggregation of Revenue
The following tables provide additional information pertaining to our revenues disaggregated by major product line and primary geographic market based on the location of the use of the products or services for each of the Company’s business segments for 2020, 2019 and 2018:

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
Major Product Lines:	For the Year Ended December 31, 2020
Investment management fees from pooled investment products	$127,883	$271,627	$53,283	$637	$1,411	$454,841
Investment management fees from investment management agreements	1,470	115,887	262,709	—	12,105	392,171
Investment operations fees	1,804	—	—	447,517	—	449,321
Investment processing fees - PaaS	184,711	—	—	—	—	184,711
Investment processing fees - SaaS	113,012	—	—	13,739	—	126,751
Professional services fees	21,594	—	—	5,753	—	27,347
Account fees and other	4,919	20,050	1,635	21,816	496	48,916
Total revenues	$455,393	$407,564	$317,627	$489,462	$14,012	$1,684,058

Primary Geographic Markets:
United States	$298,708	$407,564	$250,321	$456,547	$14,012	$1,427,152
United Kingdom	97,896	—	51,292	—	—	149,188
Canada	41,762	—	5,610	—	—	47,372
Ireland	17,027	—	9,850	32,915	—	59,792
Other	—	—	554	—	—	554
Total revenues	$455,393	$407,564	$317,627	$489,462	$14,012	$1,684,058

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
Major Product Lines:	For the Year Ended December 31, 2019
Investment management fees from pooled investment products	$135,503	$282,253	$54,726	$766	$1,293	$474,541
Investment management fees from investment management agreements	1,616	103,428	266,323	—	11,571	382,938
Investment operations fees	1,634	—	—	403,208	—	404,842
Investment processing fees - PaaS	177,046	—	—	—	—	177,046
Investment processing fees - SaaS	132,661	—	—	11,036	—	143,697
Professional services fees	15,687	—	—	5,209	—	20,896
Account fees and other	6,129	18,097	1,013	20,577	109	45,925
Total revenues	$470,276	$403,778	$322,062	$440,796	$12,973	$1,649,885

Primary Geographic Markets:
United States	$304,860	$403,778	$252,149	$411,984	$12,973	$1,385,744
United Kingdom	102,518	—	52,584	—	—	155,102
Canada	43,661	—	6,889	—	—	50,550
Ireland	19,237	—	9,588	28,812	—	57,637
Other	—	—	852	—	—	852
Total revenues	$470,276	$403,778	$322,062	$440,796	$12,973	$1,649,885

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
Major Product Lines:	For the Year Ended December 31, 2018
Investment management fees from pooled investment products	$138,616	$288,030	$59,739	$928	$1,017	$488,330
Investment management fees from investment management agreements	793	94,526	271,600	331	9,457	376,707
Investment operations fees	1,517	—	—	360,382	—	361,899
Investment processing fees - PaaS	182,068	—	—	2,519	—	184,587
Investment processing fees - SaaS	136,222	—	—	9,598	—	145,820
Professional services fees	16,643	—	—	7,280	—	23,923
Account fees and other	7,238	16,533	1,960	17,038	132	42,901
Total revenues	$483,097	$399,089	$333,299	$398,076	$10,606	$1,624,167

Primary Geographic Markets:
United States	$304,762	$399,089	$257,080	$376,593	$10,606	$1,348,130
United Kingdom	112,980	—	55,471	—	—	168,451
Canada	45,941	—	8,526	—	—	54,467
Ireland	19,414	—	10,419	21,483	—	51,316
Other	—	—	1,803	—	—	1,803
Total revenues	$483,097	$399,089	$333,299	$398,076	$10,606	$1,624,167
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

Note 16 – Leases
The Company has operating leases for corporate facilities and equipment. The Company's expense related to leases during 2020 and 2019 was $9,711 and $10,159, respectively, and is included in Facilities, supplies and other costs on the accompanying Consolidated Statements of Operations.
The Company's future minimum lease payments under non-cancelable leases as of December 31, 2020 are as follows:

Year	Future Minimum Lease Payment
2021	$9,183
2022	8,917
2023	8,922
2024	7,252
2025	5,184
Thereafter	5,988
Total future minimum lease payments	45,446
Less: Imputed interest	(2,809)
Total	$42,637
The following table provides supplemental Consolidated Balance Sheet information related to the Company's leases:

	2020	2019
Current portion of long-term operating lease liabilities	$8,579	$9,156
Long-term operating lease liabilities	34,058	38,450
Total operating lease liabilities	$42,637	$47,606

Weighted average remaining lease term	5.5 years	6.3 years

Weighted average discount rate	2.43%	2.61%
The following table provides supplemental cash flow information related to the Company's leases:

Year Ended December 31,	2020	2019
Cash paid for amounts included in the measurement of lease liabilities	$10,361	$10,932

Right-of-use assets obtained in exchange for lease obligations	$3,272	$6,372

Note 17 – Quarterly Financial Data (Unaudited)

	For the Three Months Ended
2020	March 31	June 30	September 30	December 31
Revenues	$414,762	$400,646	$424,927	$443,723
Income before income taxes	$139,197	$131,710	$141,274	$156,513
Net income	$109,242	$101,066	$111,096	$125,882
Basic earnings per share	$0.73	$0.69	$0.76	$0.87
Diluted earnings per share (1)	$0.72	$0.68	$0.75	$0.86

Effective income tax rate	21.5%	23.3%	21.4%	19.6%

	For the Three Months Ended
2019	March 31	June 30	September 30	December 31
Revenues	$400,820	$409,586	$416,254	$423,225
Income before income taxes	$146,257	$162,346	$162,870	$159,968
Net income	$113,981	$126,540	$132,168	$128,737
Basic earnings per share	$0.74	$0.83	$0.88	$0.86
Diluted earnings per share (1)	$0.73	$0.82	$0.86	$0.84

Effective income tax rate	22.1%	22.1%	18.9%	19.5%
(1) The sum of the individual quarterly earnings per share amounts may not agree with the annual earnings per share amount as each quarterly computation is based on the weighted average number of shares outstanding during that period.

Schedule II - Valuation and Qualifying Accounts and Reserves	SEI Investments Company
(In thousands)	and Subsidiaries

Year Ended December 31,		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	(Deductions)	Balance at End of Year
Allowance for doubtful accounts:
2020	$1,201	$—	$—	$(101)	$1,100
2019	718	483	—	—	1,201
2018	695	23	—	—	718
Deferred income tax valuation allowance:
2020	$70,731	$—	$—	$(1,955)	$68,776
2019	72,316	—	—	(1,585)	70,731
2018	68,469	—	3,847	—	72,316

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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2020.
The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ALFRED P. WEST, JR., 78, has been the Chairman of the Board of Directors and Chief Executive Officer of the Company since its inception in 1968. Mr. West was President from June 1979 to August 1990.
KEVIN P. BARR, 55, has been an employee of the Company since May 2000. Mr. Barr has been an Executive Vice President since May 2008.
KATHY C. HEILIG, 62, has been an employee of the Company since November 1987. Ms. Heilig has been Chief Accounting Officer and Controller since May 1999. Ms. Heilig was Treasurer from May 1997 to May 2005.
RYAN P. HICKE, 43, has been an employee of the Company since May 1998. Mr. Hicke has been an Executive Vice President and Chief Information Officer since November 2018 and was a Senior Vice President from 2015 until November 2018.
PAUL F. KLAUDER, 53, has been an employee of the Company since May 1993. Mr. Klauder has been an Executive Vice President since February 2016 and was a Senior Vice President from May 2004 until February 2016.
DENNIS J. MCGONIGLE, 60, has been an employee of the Company since August 1985. Mr. McGonigle has been the Chief Financial Officer since December 2002 and an Executive Vice President since July 1996 and was a Senior Vice President from May 1995 until July 1996.
STEPHEN G. MEYER, 56, has been an employee of the Company since November 1992. Mr. Meyer has been an Executive Vice President since December 2006 and was a Senior Vice President from December 2005 until December 2006.
MICHAEL N. PETERSON, 54, has been Executive Vice President and General Counsel of the Company since June 2018. Prior to February 2018, Mr. Peterson was a partner of Morgan Lewis & Bockius, LLP, a law firm, and from February 2018 until May 2018, Mr. Peterson was a partner of Reed Smith, LLP, a law firm.
WAYNE M. WITHROW, 65, has been an employee of the Company since January 1990. Mr. Withrow has been an Executive Vice President since March 2000 and was a Senior Vice President from January 1994 until March 2000. Mr. Withrow was Chief Information Officer from March 2000 to May 2002.
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
The following table provides information regarding the aggregate number of securities to be issued under all of our equity compensation plans upon exercise of outstanding options, warrants, and other rights and their weighted-average exercise price as of December 31, 2020. Material features of each of the plans reflected in the table are described below.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted –average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	18,494,533	$51.15	15,286,781
Equity compensation plans not approved by security holders	—	—	—
Total	18,494,533	$51.15	15,286,781
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

As of December 31, 2020, options to acquire 18,494,533 shares were outstanding under the 2014 Plan, out of a total of 46,934,334 shares of common stock reserved for issuance under the 2014 Plan. The 2014 Plan authorizes the issuance of an additional 30,000,000 new shares of common stock. This is in addition to 16,235,712 shares of common stock which were subject to outstanding grants under the 2007 Plan as of the Effective Date and 698,622 shares of common stock which remained available for issuance or transfer under the 2007 Plan but not subject to previously exercised, vested or paid grants as of the Effective Date. A total of 15,286,781 shares of common stock remain available for issuance under the 2014 Plan for future grants.
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

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets — December 31, 2020 and 2019
Consolidated Statements of Operations — For the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Comprehensive Income — For the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Changes in Equity — For the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Cash Flows — For the years ended December 31, 2020, 2019 and 2018
Notes to Consolidated Financial Statements
Schedule II - Valuation and Qualifying Accounts and Reserves — For the years ended December 31, 2020, 2019 and 2018
All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.
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

99.10
Financial Statements of LSV Asset Management dated December 31, 2019 and 2018. (Incorporated by reference to exhibit 99.10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.)

99.11	*	Financial Statements of LSV Asset Management dated December 31, 2020 and 2019.
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith as an exhibit to this Annual Report on Form 10-K.
(P)	Paper exhibit.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEI INVESTMENTS COMPANY

Date:	February 22, 2021	By:	/s/ Dennis J. McGonigle
Dennis J. McGonigle
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on dates indicated.

Date:	February 22, 2021	By:	/s/ Alfred P. West, Jr.
Alfred P. West, Jr.
Chairman of the Board, Chief Executive Officer, and
Director

Date:	February 22, 2021	By:	/s/ Carmen V. Romeo
Carmen V. Romeo
Director

Date:	February 22, 2021	By:	/s/ William M. Doran
William M. Doran
Director

Date:	February 22, 2021	By:	/s/ Kathryn M. McCarthy
Kathryn M. McCarthy
Director

Date:	February 22, 2021	By:	/s/ Sarah W. Blumenstein
Sarah W. Blumenstein
Director

Date:	February 22, 2021	By:	/s/ Carl A. Guarino
Carl A. Guarino
Director