Form 10-Q
period 2021-03-31
SEI INVESTMENTS CO
filed 2021-04-26
CIK 350894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q
________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, as of the close of business on April 23, 2021:

Common Stock, $0.01 par value	142,809,759

SEI INVESTMENTS COMPANY

PART I.        FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements.

SEI Investments Company
Consolidated Balance Sheets
(unaudited)
(In thousands, except par value)

	March 31, 2021	December 31, 2020
Assets
Current Assets:
Cash and cash equivalents	$782,582	$784,626
Restricted cash	3,101	3,101
Receivables from investment products	57,291	55,271
Receivables, net of allowance for doubtful accounts of $2,307 and $1,100	406,028	385,219
Securities owned	33,040	34,064
Other current assets	42,809	38,696
Total Current Assets	1,324,851	1,300,977
Property and Equipment, net of accumulated depreciation of $386,319 and $378,639	184,253	189,052
Operating Lease Right-of-Use Assets	37,762	38,397
Capitalized Software, net of accumulated amortization of $505,112 and $491,739	263,964	270,977
Available for Sale and Equity Securities	114,973	105,419
Investments in Affiliated Funds, at fair value	6,623	6,166
Investment in Unconsolidated Affiliate	51,743	98,433
Goodwill	64,489	64,489
Intangible Assets, net of accumulated amortization of $13,377 and $12,456	34,383	24,304
Deferred Contract Costs	33,430	33,781
Deferred Income Taxes	2,706	2,972
Other Assets, net	31,724	32,289
Total Assets	$2,150,901	$2,167,256
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Balance Sheets
(unaudited)
(In thousands, except par value)

	March 31, 2021	December 31, 2020
Liabilities and Equity
Current Liabilities:
Accounts payable	$5,529	$7,766
Accrued liabilities	199,235	299,845
Current portion of long-term operating lease liabilities	9,813	8,579
Deferred revenue	1,335	1,085
Total Current Liabilities	215,912	317,275
Long-term Income Taxes Payable	803	803
Deferred Income Taxes	50,892	55,159
Long-term Operating Lease Liabilities	33,089	34,058
Other Long-term Liabilities	21,097	20,054
Total Liabilities	321,793	427,349
Commitments and Contingencies
Shareholders' Equity:
Common stock, $0.01 par value, 750,000 shares authorized; 142,701 and 143,396 shares issued and outstanding	1,427	1,434
Capital in excess of par value	1,208,433	1,190,001
Retained earnings	634,651	565,270
Accumulated other comprehensive loss, net	(15,403)	(16,798)
Total Shareholders' Equity	1,829,108	1,739,907
Total Liabilities and Shareholders' Equity	$2,150,901	$2,167,256
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Statements of Operations
(unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Revenues:
Asset management, administration and distribution fees	$367,646	$331,853
Information processing and software servicing fees	88,040	82,909
Total revenues	455,686	414,762
Expenses:
Subadvisory, distribution and other asset management costs	50,164	45,337
Software royalties and other information processing costs	5,742	7,447
Compensation, benefits and other personnel	137,221	131,481
Stock-based compensation	9,752	6,929
Consulting, outsourcing and professional fees	54,340	53,290
Data processing and computer related	25,721	22,704
Facilities, supplies and other costs	17,248	16,796
Amortization	14,352	13,077
Depreciation	8,309	7,473
Total expenses	322,849	304,534
Income from operations	132,837	110,228
Net gain (loss) from investments	332	(3,989)
Interest and dividend income	945	3,203
Interest expense	(123)	(152)
Equity in earnings of unconsolidated affiliate	33,350	29,907
Income before income taxes	167,341	139,197
Income taxes	37,871	29,955
Net income	$129,470	$109,242
Basic earnings per common share	$0.90	$0.73
Shares used to compute basic earnings per share	143,201	149,468
Diluted earnings per common share	$0.89	$0.72
Shares used to compute diluted earnings per share	145,306	152,368
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Statements of Comprehensive Income
(unaudited)
(In thousands)

	Three Months Ended March 31,
	2021		2020
Net income		$129,470		$109,242
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments		1,685		(13,075)
Unrealized (loss) gain on investments:
Unrealized (losses) gains during the period, net of income taxes of $160 and $(339)	(543)		1,131
Reclassification adjustment for losses realized in net income, net of income taxes of $(74) and $(28)	253	(290)	100	1,231
Total other comprehensive income (loss), net of tax		1,395		(11,844)
Comprehensive income		$130,865		$97,398
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Statements of Changes in Equity
(unaudited)
(In thousands)

	Shares of Common Stock	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	For the Three Months Ended March 31, 2021
Balance, January 1, 2021	143,396	$1,434	$1,190,001	$565,270	$(16,798)	$1,739,907
Net income	—	—	—	129,470	—	129,470
Other comprehensive income	—	—	—	—	1,395	1,395
Purchase and retirement of common stock	(1,152)	(11)	(6,839)	(60,089)	—	(66,939)
Issuance of common stock under employee stock purchase plan	24	—	1,139	—	—	1,139
Issuance of common stock upon exercise of stock options	433	4	14,380	—	—	14,384
Stock-based compensation	—	—	9,752	—	—	9,752
Balance, March 31, 2021	142,701	$1,427	$1,208,433	$634,651	$(15,403)	$1,829,108

	Shares of Common Stock	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	For the Three Months Ended March 31, 2020
Balance, January 1, 2020	149,745	$1,497	$1,158,900	$601,885	$(23,504)	$1,738,778
Net income	—	—	—	109,242	—	109,242
Other comprehensive loss	—	—	—	—	(11,844)	(11,844)
Purchase and retirement of common stock	(2,433)	(24)	(13,767)	(113,641)	—	(127,432)
Issuance of common stock under employee stock purchase plan	21	—	1,106	—	—	1,106
Issuance of common stock upon exercise of stock options	570	6	17,481	—	—	17,487
Stock-based compensation	—	—	6,929	—	—	6,929
Balance, March 31, 2020	147,903	$1,479	$1,170,649	$597,486	$(35,348)	$1,734,266
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Condensed Statements of Cash Flows
(unaudited)
(In thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$129,470	$109,242
Adjustments to reconcile net income to net cash provided by operating activities (See Note 1)	7,103	(10,270)
Net cash provided by operating activities	136,573	98,972
Cash flows from investing activities:
Additions to property and equipment	(4,218)	(20,674)
Additions to capitalized software	(6,360)	(6,458)
Purchases of marketable securities	(51,524)	(29,407)
Prepayments and maturities of marketable securities	42,446	37,623
Sales of marketable securities	—	64
Other investing activities	(11,000)	1,500
Net cash used in investing activities	(30,656)	(17,352)
Cash flows from financing activities:
Payment of contingent consideration	(702)	(633)
Purchase and retirement of common stock	(71,206)	(130,558)
Proceeds from issuance of common stock	15,523	18,593
Payment of dividends	(53,127)	(52,452)
Net cash used in financing activities	(109,512)	(165,050)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,551	(11,146)
Net decrease in cash, cash equivalents and restricted cash	(2,044)	(94,576)
Cash, cash equivalents and restricted cash, beginning of period	787,727	844,547
Cash, cash equivalents and restricted cash, end of period	$785,683	$749,971
The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
(all figures are in thousands except share and per share data)

Note 1.    Summary of Significant Accounting Policies
Nature of Operations
SEI Investments Company (the Company), a Pennsylvania corporation, provides comprehensive platforms, services and infrastructure—encompassing technology, operational, and investment management services—to help wealth managers, financial advisors, investment managers, family offices, institutional and private investors create and manage wealth.
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
Investment management platforms provide comprehensive solutions for managing personal and institutional wealth. These platforms include goals-based investment strategies; SEI-sponsored investment products, including mutual funds, collective investment products, alternative investment portfolios and separately managed accounts (SMA); and other market-specific advice, technology and operational components. These platforms are offered to wealth managers as part of a complete goals-based investment program for their end-investors. For institutional investors, the Company provides Outsourced Chief Investment Officer (OCIO) solutions that include investment management programs, as well as advisory and administrative services. Revenues from investment management platforms are recognized in Asset management, administration and distribution fees on the accompanying Consolidated Statements of Operations.
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain financial information and accompanying note disclosure normally included in the Company’s Annual Report on Form 10-K have been condensed or omitted. The interim financial information is unaudited but reflects all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position of the Company as of March 31, 2021, the results of operations for the three months ended March 31, 2021 and 2020, and cash flows for the three-months ended March 31, 2021 and 2020. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
There have been no significant changes in significant accounting policies during the three months ended March 31, 2021 as compared to the significant accounting policies described in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
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
The Company is a party to expense limitation agreements with certain SEI-sponsored money market funds subject to Rule 2a-7 of the Investment Company Act of 1940 which establish a maximum level of ordinary operating expenses incurred by the fund in any fiscal year including, but not limited to, fees of the administrator or its affiliates. Under the terms of these agreements, the Company waived $10,233 and $6,641 in fees during the three months ended March 31, 2021 and 2020, respectively.
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
Cash and Cash Equivalents
Cash and cash equivalents includes $323,941 and $347,082 at March 31, 2021 and December 31, 2020, respectively, primarily invested in SEI-sponsored open-ended money market mutual funds.
Restricted Cash
Restricted cash includes $3,000 at March 31, 2021 and December 31, 2020 segregated for regulatory purposes related to trade-execution services conducted by SEI Investments (Europe) Limited. Restricted cash also includes $101 at March 31, 2021 and December 31, 2020 segregated in special reserve accounts for the benefit of customers of the Company’s broker-dealer subsidiary, SEI Investments Distribution Co. (SIDCO), in accordance with certain rules established by the Securities and Exchange Commission (SEC) for broker-dealers.
Capitalized Software
The Company capitalized $6,360 and $6,458 of software development costs during the three months ended March 31, 2021 and 2020, respectively. The Company's software development costs primarily relate to significant enhancements to the SEI Wealth PlatformSM (SWP). The Company capitalized $6,261 and $6,229 of software development costs for significant enhancements to SWP during the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, the net book value of SWP was $252,047. The net book value includes $17,455 of capitalized software development costs in-progress associated with future releases of SWP. Capitalized software development costs in-progress associated with future releases of SWP were $13,409 as of December 31, 2020. SWP has a weighted average remaining life of 9.9 years. Amortization expense for SWP was $11,923 and $10,797 during the three months ended March 31, 2021 and 2020, respectively.
Earnings per Share
The calculations of basic and diluted earnings per share for the three months ended March 31, 2021 and 2020 are:

	Three Months Ended March 31,
	2021	2020
Net income	$129,470	$109,242
Shares used to compute basic earnings per common share	143,201,000	149,468,000
Dilutive effect of stock options	2,105,000	2,900,000
Shares used to compute diluted earnings per common share	145,306,000	152,368,000
Basic earnings per common share	$0.90	$0.73
Diluted earnings per common share	$0.89	$0.72
During the three months ended March 31, 2021 and 2020, employee stock options to purchase 11,715,000 and 7,408,000 shares of common stock with an average exercise price of $57.99 and $58.76, respectively, were outstanding but not included in the computation of diluted earnings per common share. These options for the three month periods were not included in the computation of diluted earnings per common share because either the performance conditions have not been satisfied or would not have been satisfied if the reporting date was the end of the contingency period or the options' exercise price was greater than the average market price of the Company’s common stock and the effect on diluted earnings per common share would have been anti-dilutive.
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
The following table provides the details of the adjustments to reconcile net income to net cash provided by operating activities for the three months ended March 31:

	2021	2020
Net income	$129,470	$109,242
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,309	7,473
Amortization	14,352	13,077
Equity in earnings of unconsolidated affiliate	(33,350)	(29,907)
Distributions received from unconsolidated affiliate	28,774	40,226
Stock-based compensation	9,752	6,929
Provision for losses on receivables	1,207	80
Deferred income tax expense	(3,915)	(1,879)
Net (gain) loss from investments	(332)	3,989
Change in other long-term liabilities	1,043	360
Change in other assets	507	(4,658)
Contract costs capitalized, net of amortization	351	(1,769)
Other	992	(1,612)
Change in current assets and liabilities
(Increase) decrease in
Receivables from investment products	(2,020)	2,553
Receivables	(22,016)	(17,852)
Other current assets	(4,113)	(9,728)
Advances due from unconsolidated affiliate	51,266	11,810
(Decrease) increase in
Accounts payable	(2,237)	8,663
Accrued liabilities	(41,717)	(36,818)
Deferred revenue	250	(1,207)
Total adjustments	7,103	(10,270)
Net cash provided by operating activities	$136,573	$98,972

Note 2.    Investment in Unconsolidated Affiliate
LSV Asset Management
The Company has an investment in LSV Asset Management (LSV), a registered investment advisor that provides investment advisory services primarily to institutions, including pension plans and investment companies. LSV is currently an investment sub-advisor for a limited number of SEI-sponsored investment products. The Company's partnership interest in LSV as of March 31, 2021 was 38.8%. The Company accounts for its interest in LSV using the equity method because of its less than 50% ownership. The Company’s interest in the net assets of LSV is reflected in Investment in unconsolidated affiliate on the accompanying Consolidated Balance Sheets and its interest in the earnings of LSV is reflected in Equity in earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Operations.
At March 31, 2021, the Company’s total investment in LSV was $51,743. The Company receives partnership distributions from LSV on a quarterly basis. The Company received partnership distributions from LSV of $28,774 and $40,226 in the three months ended March 31, 2021 and 2020, respectively. As such, the Company considers these distribution payments as returns on investment rather than returns of the Company's original investment in LSV and has therefore classified the associated cash inflows as an operating activity on the Consolidated Statements of Cash Flows.

The Company’s proportionate share in the earnings of LSV was $33,350 and $29,907 during the three months ended March 31, 2021 and 2020, respectively.
These tables contain condensed financial information of LSV:

Condensed Statement of Operations	Three Months Ended March 31,
	2021	2020
Revenues	$110,837	$99,996
Net income	85,920	76,897

Condensed Balance Sheets	March 31, 2021	December 31, 2020
Current assets	$126,324	$151,515
Non-current assets	4,098	4,296
Total assets	$130,422	$155,811

Current liabilities	$40,084	$77,077
Non-current liabilities	4,435	4,620
Partners’ capital	85,903	74,114
Total liabilities and partners’ capital	$130,422	$155,811
On April 1, 2021, LSV provided an interest in the partnership to select key employees which reduced the ownership percentage of each existing partner on a pro-rata basis. As a result, the Company's total partnership interest in LSV was reduced slightly to approximately 38.7% from approximately 38.8%.

Note 3.    Composition of Certain Financial Statement Captions
Receivables
Receivables on the accompanying Consolidated Balance Sheets consist of:

	March 31, 2021	December 31, 2020
Trade receivables	$115,343	$99,106
Fees earned, not billed	279,919	262,167
Other receivables	13,073	25,046
	408,335	386,319
Less: Allowance for doubtful accounts	(2,307)	(1,100)
	$406,028	$385,219
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

Property and Equipment
Property and Equipment on the accompanying Consolidated Balance Sheets consists of:

	March 31, 2021	December 31, 2020
Buildings	$206,799	$206,151
Equipment	143,155	141,820
Land	24,226	24,179
Purchased software	149,172	147,838
Furniture and fixtures	21,488	21,439
Leasehold improvements	21,838	21,604
Construction in progress	3,894	4,660
	570,572	567,691
Less: Accumulated depreciation	(386,319)	(378,639)
Property and Equipment, net	$184,253	$189,052
The Company recognized $8,309 and $7,473 in depreciation expense related to property and equipment for the three months ended March 31, 2021 and 2020, respectively.
Deferred Contract Costs
Deferred contract costs, which primarily consist of deferred sales commissions, were $33,430 and $33,781 as of March 31, 2021 and December 31, 2020, respectively. The Company deferred expenses related to contract costs of $2,372 and $2,997 during the three months ended March 31, 2021 and 2020, respectively. Amortization expense related to deferred contract costs were $2,723 and $1,228 during the three months ended March 31, 2021 and 2020, respectively, and are included in Compensation, benefits and other personnel on the accompanying Consolidated Statements of Operations. There was no impairment loss in relation to deferred contract costs during the three months ended March 31, 2021.
Accrued Liabilities
Accrued liabilities on the accompanying Consolidated Balance Sheets consist of:

	March 31, 2021	December 31, 2020
Accrued employee compensation	$36,632	$95,656
Accrued employee benefits and other personnel	13,023	18,770
Accrued consulting, outsourcing and professional fees	32,032	31,907
Accrued sub-advisory, distribution and other asset management fees	49,155	49,924
Accrued dividend payable	—	53,127
Accrued income taxes	33,001	3,507
Other accrued liabilities	35,392	46,954
Total accrued liabilities	$199,235	$299,845

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
The pricing policies and procedures applied for our Level 1 and Level 2 financial assets during the three months ended March 31, 2021 were consistent with those as described in the Company's Annual Report on Form 10-K at December 31, 2020. The Company had no Level 3 financial assets at March 31, 2021 or December 31, 2020 that were required to be measured at fair value on a recurring basis. Level 3 financial liabilities at March 31, 2021 and December 31, 2020 consist entirely of the estimated contingent consideration resulting from an acquisition (See Note 12). The fair value of the contingent consideration was determined using a Monte-Carlo simulation model. Key assumptions for the Monte-Carlo simulation model include expected revenues, expected volatility, risk-free rate and other factors. There were no transfers of financial assets between levels within the fair value hierarchy during the three months ended March 31, 2021.
The fair value of certain financial assets of the Company was determined using the following inputs:

		Fair Value Measurements at the End of the Reporting Period Using
Assets	March 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity securities	$12,355	$12,355	$—
Available-for-sale debt securities	102,618	—	102,618
Fixed-income securities owned	33,040	—	33,040
Investment funds sponsored by LSV (1)	6,623
	$154,636	$12,355	$135,658

		Fair Value Measurements at the End of the Reporting Period Using
Assets	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity securities	$12,142	$12,142	$—
Available-for-sale debt securities	93,277	—	93,277
Fixed-income securities owned	34,064	—	34,064
Investment funds sponsored by LSV (1)	6,166
	$145,649	$12,142	$127,341
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
Cash Equivalents
Investments in money market funds and commercial paper classified as cash equivalents had a fair value of $435,709 and $462,624 at March 31, 2021 and December 31, 2020, respectively. There were no material unrealized or realized gains or losses from these investments during the three months ended March 31, 2021 and 2020. Investments in money market funds and commercial paper are Level 1 assets.
Available for Sale and Equity Securities
Available For Sale and Equity Securities on the accompanying Consolidated Balance Sheets consist of:

	At March 31, 2021
	Cost Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-sale debt securities	$100,980	$1,638	$—	$102,618
SEI-sponsored mutual funds	6,872	446	—	7,318
Equities and other mutual funds	4,494	543	—	5,037
	$112,346	$2,627	$—	$114,973

	At December 31, 2020
	Cost Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-sale debt securities	$91,262	$2,015	$—	$93,277
SEI-sponsored mutual funds	6,866	382	—	7,248
Equities and other mutual funds	4,421	473	—	4,894
	$102,549	$2,870	$—	$105,419
Net unrealized gains at March 31, 2021 of available-for-sale debt securities were $1,261 (net of income tax expense of $377). Net unrealized gains at December 31, 2020 of available-for-sale debt securities were $1,551 (net of income tax expense of $464). These net unrealized gains are reported as a separate component of Accumulated other comprehensive loss on the accompanying Consolidated Balance Sheets.
There were gross realized losses of $327 and $128 from available-for-sale debt securities during the three months ended March 31, 2021 and 2020, respectively. There were no gross realized gains from available-for-sale debt securities during the three months ended March 31, 2021 and 2020. Realized losses from available-for-sale debt securities, including amounts reclassified from accumulated comprehensive loss, are reflected in Net gain (loss) from investments on the accompanying Consolidated Statements of Operations.
There were gross realized gains of $157 and gross realized losses of $31 from mutual funds and equities during the three months ended March 31, 2021. There were gross realized gains of $189 and gross realized losses of $235 from mutual funds and equities during the three months ended March 31, 2020. Gains and losses from mutual funds and equities are reflected in Net gain (loss) from investments on the accompanying Consolidated Statements of Operations.
Investments in Affiliated Funds
The Company has an investment in funds sponsored by LSV. The Company records this investment on the accompanying Consolidated Balance Sheets at fair value. Unrealized gains and losses from the change in fair value of these funds are recognized in Net gain (loss) from investments on the accompanying Consolidated Statements of Operations.
The funds had a fair value of $6,623 and $6,166 at March 31, 2021 and December 31, 2020, respectively. The Company recognized unrealized gains of $457 and unrealized losses of $2,235 during the three months ended March 31, 2021 and 2020, respectively, from the change in fair value of the funds.
Securities Owned
The Company’s broker-dealer subsidiary, SIDCO, has investments in U.S. government agency securities with maturity dates less than one year. These investments are reflected as Securities owned on the accompanying Consolidated

Balance Sheets. Due to specialized accounting practices applicable to investments by broker-dealers, the securities are reported at fair value and changes in fair value are recorded in current period earnings. The securities had a fair value of $33,040 and $34,064 at March 31, 2021 and December 31, 2020, respectively. There were no material net gains or losses related to the securities during the three months ended March 31, 2021 and 2020.

Note 6.    Line of Credit
On April 23, 2021 (the Closing Date), the Company entered into a new five-year $325,000 Credit Agreement (the Credit Facility) with Wells Fargo Bank, N.A., and a syndicate of other lenders. The Credit Facility became available on the Closing Date and replaced the former credit facility agreement (the 2016 Credit Facility), also with Wells Fargo, that was scheduled to expire in June 2021. The Credit Facility is scheduled to expire in April 2026, at which time any aggregate principal amount of loans outstanding becomes payable in full. Any borrowings made under the Credit Facility will accrue interest at rates that, at the Company's option, are based on a base rate (the Base Rate) plus a premium that can range from 0.25% to 1.00% or the London InterBank Offered Rate (LIBOR) plus a premium that can range from 1.25% to 2.00% depending on the Company’s Leverage Ratio (a ratio of consolidated indebtedness to consolidated EBITDA for the four preceding fiscal quarters, all as defined in the related agreement). The Base Rate is defined as the highest of a) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 0.50%, b) the prime commercial lending rate of Wells Fargo, c) the applicable LIBOR plus 1.00%, or d) 0%. The Credit Facility includes fallback language clearly defining an alternative reference rate which provides for specified replacement rates upon a LIBOR cessation event. At the time of a LIBOR cessation event, the replacement rate, the Secured Overnight Financing Rate (SOFR), self-executes without the need for negotiations or a formal amendment process.
The Company also pays quarterly commitment fees based on the unused portion of the Credit Facility. The quarterly fees for the Credit Facility can range from 0.15% of the amount of the unused portion to 0.30%, depending on the Company’s Leverage Ratio. Certain wholly-owned subsidiaries of the Company have guaranteed the obligations of the Company under the agreement. The aggregate amount of the Credit Facility may be increased by an additional $100,000 under certain conditions set forth in the agreement. The Company may issue up to $15,000 in letters of credit under the terms of the Credit Facility. The Company pays a periodic commission fee of 1.25% plus an issuance fee of 0.200% of the aggregate face amount of the outstanding letters of credit issued under the Credit Facility.
The Credit Facility contains covenants with restrictions on the ability of the Company to do transactions with affiliates other than wholly-owned subsidiaries or to incur liens or certain types of indebtedness as defined in the agreement. In the event of a default under the Credit Facility, the Company would also be restricted from paying dividends on, or repurchasing, its common stock without the approval of the lenders. Upon the occurrence of certain financial or economic events, significant corporate events, or certain other events of default constituting an event of default under the Credit Facility, all loans outstanding may be declared immediately due and payable and all commitments under the agreement may be terminated. The Company had no borrowings under the Credit Facility and was in compliance with all covenants at April 23, 2021. The Company was in compliance with all covenants of the 2016 Credit Facility during the three months ended March 31, 2021 and to the Closing Date of the Credit Facility.
As of April 23, 2021, the Company had outstanding letters of credit of $4,630 under the Credit Facility. These letters of credit were issued primarily for the expansion of the Company's headquarters and are scheduled to expire during 2021. The amount of the Credit Facility that is available for general corporate purposes as of April 23, 2021 was $320,370.

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

The Company recognized stock-based compensation expense in its Consolidated Financial Statements in the three months ended March 31, 2021 and 2020, respectively, as follows:

	Three Months Ended March 31,
	2021	2020
Stock-based compensation expense	$9,752	$6,929
Less: Deferred tax benefit	(1,854)	(1,381)
Stock-based compensation expense, net of tax	$7,898	$5,548
As of March 31, 2021, there was approximately $101,002 of unrecognized compensation cost remaining related to unvested employee stock options that management expects will vest and is being amortized.
The Company issues new common shares associated with the exercise of stock options. The total intrinsic value of options exercised during the three months ended March 31, 2021 was $11,511. The total options exercisable as of March 31, 2021 had an intrinsic value of $131,300. The total intrinsic value for options exercisable is calculated as the difference between the market value of the Company’s common stock as of March 31, 2021 and the weighted average exercise price of the options. The market value of the Company’s common stock as of March 31, 2021 was $60.93 as reported by the Nasdaq Stock Market, LLC. The weighted average exercise price of the options exercisable as of March 31, 2021 was $39.78. Total options that were outstanding as of March 31, 2021 were 17,923,000. Total options that were exercisable as of March 31, 2021 were 6,207,000.
Common Stock Buyback
The Company’s Board of Directors, under multiple authorizations, has authorized the repurchase of common stock on the open market or through private transactions. The Company purchased 1,152,000 shares at a total cost of $66,939 during the three months ended March 31, 2021, which reduced the total shares outstanding of common stock. The cost of stock purchases during the period includes the cost of certain transactions that settled in the following quarter. As of March 31, 2021, the Company had approximately $125,888 of authorization remaining for the purchase of common stock under the program.
The Company immediately retires its common stock when purchased. Upon retirement, the Company reduces Capital in excess of par value for the average capital per share outstanding and the remainder is charged against Retained earnings. If the Company reduces its Retained earnings to zero, any subsequent purchases of common stock will be charged entirely to Capital in excess of par value.

Note 8.    Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss, net of tax, are as follows:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Investments	Accumulated Other Comprehensive Loss
Balance, January 1, 2021	$(18,349)	$1,551	$(16,798)

Other comprehensive income before reclassifications	1,685	(543)	1,142
Amounts reclassified from accumulated other comprehensive loss	—	253	253
Net current-period other comprehensive income	1,685	(290)	1,395

Balance, March 31, 2021	$(16,664)	$1,261	$(15,403)

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
The information in the following tables is derived from internal financial reporting used for corporate management purposes. There are no inter-segment revenues for the three months ended March 31, 2021 and 2020. Management evaluates Company assets on a consolidated basis during interim periods. The accounting policies of the reportable business segments are the same as those described in Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
The following tables highlight certain financial information about each of business segment for the three months ended March 31, 2021 and 2020:

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Three Months Ended March 31, 2021
Revenues	$117,608	$113,294	$84,499	$136,419	$3,866	$455,686
Expenses	110,724	55,027	39,158	83,020	13,404	301,333
Operating profit (loss)	$6,884	$58,267	$45,341	$53,399	$(9,538)	$154,353

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Three Months Ended March 31, 2020
Revenues	$113,221	$102,321	$79,203	$116,629	$3,388	$414,762
Expenses	110,653	52,432	38,267	74,289	10,910	286,551
Operating profit (loss)	$2,568	$49,889	$40,936	$42,340	$(7,522)	$128,211

A reconciliation of the total operating profit reported for the business segments to income from operations in the Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020 is as follows:

	2021	2020
Total operating profit from segments	$154,353	$128,211
Corporate overhead expenses	(21,516)	(17,983)
Income from operations	$132,837	$110,228
The following tables provide additional information for the three months ended March 31, 2021 and 2020 pertaining to the business segments:

	Capital Expenditures (1)		Depreciation
	2021	2020	2021	2020
Private Banks	$5,829	$9,925	$4,132	$3,882
Investment Advisors	2,308	5,390	1,289	1,151
Institutional Investors	511	1,358	358	302
Investment Managers	1,631	9,032	2,053	1,812
Investments in New Businesses	139	418	146	70
Total from business segments	$10,418	$26,123	$7,978	$7,217
Corporate overhead	160	997	331	256
	$10,578	$27,120	$8,309	$7,473
(1) Capital expenditures include additions to property and equipment and capitalized software.

	Amortization
	2021	2020
Private Banks	$8,576	$7,421
Investment Advisors	2,627	2,652
Institutional Investors	426	427
Investment Managers	2,480	2,335
Investments in New Businesses	185	185
Total from business segments	$14,294	$13,020
Corporate overhead	58	57
	$14,352	$13,077

Note 10.    Income Taxes
The gross liability for unrecognized tax benefits at March 31, 2021 and December 31, 2020 was $16,713 and $15,911, respectively, exclusive of interest and penalties, of which $16,598 and $15,761 would affect the effective tax rate if the Company were to recognize the tax benefit.
The Company classifies interest and penalties on unrecognized tax benefits as income tax expense. As of March 31, 2021 and December 31, 2020, the combined amount of accrued interest and penalties related to tax positions taken on tax returns was $2,248 and $2,105, respectively.

	March 31, 2021	December 31, 2020
Gross liability for unrecognized tax benefits, exclusive of interest and penalties	$16,713	$15,911
Interest and penalties on unrecognized benefits	2,248	2,105
Total gross uncertain tax positions	$18,961	$18,016
Amount included in Current liabilities	$6,553	$6,546
Amount included in Other long-term liabilities	12,408	11,470
	$18,961	$18,016
The effective income tax rate for the three months ended March 31, 2021 and 2020 differs from the federal income tax statutory rate due to the following:

	Three Months Ended March 31,
	2021	2020
Statutory rate	21.0%	21.0%
State taxes, net of federal tax benefit	3.1	3.1
Foreign tax expense and tax rate differential	(0.1)	(0.1)
Tax benefit from stock option exercises	(1.1)	(2.2)
Other, net	(0.3)	(0.3)
	22.6%	21.5%
The increase in the effective tax rate for the three months ended March 31, 2021 was primarily due to decreased tax benefits related to the lower volume of stock option exercises in 2021 compared to the prior year period.
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
The Company estimates it will recognize $6,553 of gross unrecognized tax benefits. This amount is expected to be paid within one year or to be removed at the expiration of the statute of limitations and resolution of income tax audits and is netted against the current payable account. These unrecognized tax benefits are related to tax positions taken on certain federal, state, and foreign tax returns. However, the timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. While it is reasonably possible that some issues under examination could be resolved in the next twelve months, based upon the current facts and circumstances, the Company cannot reasonably estimate the timing of such resolution or the total range of potential changes as it relates to the current unrecognized tax benefits that are recorded as part of the Company’s financial statements.

Note 11.    Commitments and Contingencies
In the ordinary course of business, the Company from time to time enters into contracts containing indemnification obligations of the Company. These obligations may require the Company to make payments to another party upon the occurrence of certain events including the failure by the Company to meet its performance obligations under the contract. These contractual indemnification provisions are often standard contractual terms of the nature customarily found in the type of contracts entered into by the Company. In many cases, there are no stated or notional amounts included in the indemnification provisions. There are no amounts reflected on the Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020 related to these indemnifications.
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
The procedural status of the seven cases varies. The Lillie case, filed originally in the 19th Judicial District Court for the Parish of East Baton Rouge, was brought as a class action. A group of plaintiffs who opted out of the Lillie class filed a complaint against SEI and SPTC in the United States District Court in the Middle District of Louisiana, alleging claims essentially the same as those in Lillie. In both cases, as a result of the proceedings in the Northern District of Texas, only the plaintiffs’ secondary liability claims under Section 714(B) of the Louisiana Securities Law remain. On January 31, 2019, the Judicial Panel on Multidistrict Litigation remanded the Lillie and Ahders proceedings to the Middle District of Louisiana.
With respect to the Lillie proceeding, on July 9, 2019, the District Court issued an order granting SEI’s Summary Judgment Motion to dismiss the remaining Section 714(B) claim and denying Plaintiffs’ Motion for Continuance of SEI and SPTC’s Motion for Summary Judgment pursuant to Rule 56(d). On August 27, 2019, Plaintiffs-Appellants filed a Notice of Appeal to the United States Court of Appeals for the Fifth Circuit of the District Court's dismissal of the Lillie matter. The parties are currently scheduled to present oral arguments on the Plaintiffs-Appellants' motion for appeal on April 26, 2021.
With respect to the Ahders proceeding, on January 24, 2020, the District Court issued an order granting SEI’s Summary Judgment Motion to dismiss the remaining Section 714(B) claim. On March 17, 2020, Plaintiffs-Appellants filed a Notice of Appeal to the United States Court of Appeals for the Fifth Circuit of the District Court's dismissal of the Ahders matter. On December 3, 2020, the United States Court of Appeals for the Fifth Circuit unanimously affirmed the District Court’s order granting summary judgment in favor of SEI and the Insurer Defendants in the Adhers matter.
Another case, filed in the 23rd Judicial District Court for the Parish of Ascension, also was removed to federal court and transferred by the Judicial Panel on Multidistrict Litigation to the Northern District of Texas and the Stanford Multidistrict Litigation (MDL). The schedule for responding to that Complaint has not yet been established.
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
SS&C Advent Litigation
On February 28, 2020, SEI Global Services, Inc. (SGSI), a wholly-owned subsidiary of the Company, filed a complaint under seal in the United States District Court for the Eastern District of Pennsylvania against SS&C Advent (Advent) and SS&C Technologies Holdings, Inc. (SS&C) alleging that SS&C and Advent breached the terms of the contract between the parties and asking the Court to hold SS&C and Advent to their bargained-for obligations (the Advent Matter). In addition to Breach of Contract, the complaint also includes counts for Declaratory Judgment, Tortious Interference with Existing and Prospective Contractual Relations, Violation of the New York General Business Law Section 349, Violations of Section 2 of the Sherman Antitrust Act, Promissory Estoppel and Breach of the Covenant of Good Faith and Fair Dealing. SGSI seeks various forms of relief, including declaratory judgment, specific performance under the contract, and monetary damages, including treble damages and attorney’s fees.
Following various procedural actions, including an amendment of SGSI’s complaint to include additional breach of contract claims, Advent filed a motion to dismiss SGSI’s compliant.
On October 23, 2020, the United States District Court for the Eastern District of Pennsylvania dismissed SEI’s federal anti-trust claims and declined to rule on the state law claims on the basis that in the absence of the anti-trust claim, the court had no jurisdiction over the state law claims. SGSI has appealed the dismissal of the federal anti-trust claims to the Third Circuit Court of Appeals, which is currently pending.

Upon the dismissal of the federal anti-trust claim, on October 23, 2020, each of Advent and SGSI filed competing lawsuits in New York and Pennsylvania, respectively, to litigate the remaining breach of contract and tortious interference with contract claims. Additionally, SGSI made motions for injunctive relief to insure that Advent provided SGSI with access to the Geneva, Moxy and APX software modules as SGSI believes is required pursuant to the terms of a valid contract. Although SGSI had the right to litigate the matter in the Pennsylvania Commonwealth courts, critical timing imperatives related to access to the relevant software led SGSI to consent to the jurisdiction of the New York courts and litigate the matter as the defendant in New York State courts. There is no material difference in the claims, defenses, or burdens of proof for either of Advent, as the plaintiff, or SGSI, as defendant, in New York courts, or in Pennsylvania with the roles of plaintiff and defendant reversed.
On January 13, 2021, Judge Borrok of the Supreme Court of the State of New York, granted SGSI’s motion for injunctive relief and issued an Order in which he characterized the basis for Advent’s claim for breach of contract as appearing to be “pre-textual” and found that SGSI’s claims for breach of contract would likely succeed on the merits. Judge Borrok granted SGSI’s motion for injunctive relief, on a preliminary basis, and precluded SS&C Advent from:
•Dishonoring their contractual obligations and commitments under the SLSA, including, denying SEI’s licenses, rights, and privileges under the SLSA;
•Failing to provide new license keys for the license keys due to Geneva, Moxy, and APX, and other software products licensed by SEI pursuant to the SLSA (such new license keys to be provided no later than January 15, 2021 at 10 A.M.);
•Denying to SEI any and all access to the Geneva, Moxy, and APX software and related modules as are reasonably necessary to provide access to such software to SEI’s clients; and
•Denying to SEI any and all support, maintenance and technical support services for Geneva, Moxy, and APX.
SS&C Advent provided SEI with the necessary access to the Geneva, Moxy and APX software modules on January 14, 2021. These have been tested, verified and are now running in the SEI production environment.
On January 15, 2021, SS&C Advent appealed Judge Borrok’s order granting SEI’s motion for preliminary injunctive relief to the Appellate Division of the Supreme Court of the State of New York, First Department.
The parties are beginning discovery and participating in a voluntary mediation moderated by Judge Borrok that is scheduled for May 27, 2021.
SEI does not believe that it will have to change providers under the current terms of its contract with SS&C Advent and that the process of litigating its rights under this contract may be a multi-year process. Consequently, SEI does not believe that the Advent Matter will create any consequence to the services SGSI provides to its clients in the near term. SEI believes that it has alternatives available to it that will enable it to continue to provide currently provided services to its clients in all material respects in the unlikely event that there ultimately is a negative outcome in the Advent Matter.
SEI believes SGSI has a strong basis for proving the actions it alleges in the Advent Matter and looks forward to the opportunity to continue to assert its rights under contract. SEI expects the financial impact of litigating the Advent Matter to be immaterial.
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

Note 12.    Goodwill and Intangible Assets
On April 2, 2018, the Company acquired all ownership interests of Huntington Steele, LLC (Huntington Steele). The total purchase price was allocated to Huntington Steele’s net tangible and intangible assets based upon their estimated fair values at the date of purchase. The excess purchase price over the value of the identifiable intangible assets was recorded as goodwill. The total amount of goodwill from this transaction amounted to $11,499 and is included on the accompanying Consolidated Balance Sheets. The total purchase price for Huntington Steele included a contingent purchase price payable to the sellers upon the attainment of specified financial measures determined at various intervals occurring between 2019 and 2023. The Company made payments of $702 and $633 during the three months ended March 31, 2021 and 2020, respectively, to the sellers. As of March 31, 2021, the current portion of the contingent consideration of $3,229 is included in Accrued liabilities on the accompanying Balance Sheet. The long-term portion of the contingent consideration of $8,689 is included in Other long-term liabilities on the accompanying Balance Sheet.
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
There were no changes to goodwill during the three months ended March 31, 2021.
The Company recognized $921 of amortization expense related to the intangible assets acquired through the acquisitions of Huntington Steele and Archway during the three months ended March 31, 2021 and 2020.

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
Disaggregation of Revenue
The following tables provide additional information pertaining to our revenues disaggregated by major product line and primary geographic market based on the location of the use of the products or services for each of the business segments for the three months ended March 31, 2021 and 2020:

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
Major Product Lines:	For the Three Months Ended March 31, 2021
Investment management fees from pooled investment products	$32,564	$72,654	$14,088	$59	$329	$119,694
Investment management fees from investment management agreements	473	34,714	69,943	—	3,386	108,516
Investment operations fees	369	—	—	125,161	—	125,530
Investment processing fees - PaaS	50,876	—	—	—	—	50,876
Investment processing fees - SaaS	27,810	—	—	3,706	—	31,516
Professional services fees	4,407	—	—	1,147	—	5,554
Account fees and other	1,109	5,926	468	6,346	151	14,000
Total revenues	$117,608	$113,294	$84,499	$136,419	$3,866	$455,686

Primary Geographic Markets:
United States	$75,095	$113,294	$66,720	$127,016	$3,866	$385,991
United Kingdom	26,665	—	13,729	—	—	40,394
Canada	11,482	—	1,302	—	—	12,784
Ireland	4,366	—	2,619	9,403	—	16,388
Other	—	—	129	—	—	129
Total revenues	$117,608	$113,294	$84,499	$136,419	$3,866	$455,686

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
Major Product Lines:	For the Three Months Ended March 31, 2020
Investment management fees from pooled investment products	$32,844	$70,180	$13,317	$193	$359	$116,893
Investment management fees from investment management agreements	347	27,420	65,710	—	2,963	96,440
Investment operations fees	475	—	—	106,201	—	106,676
Investment processing fees - PaaS	46,153	—	—	—	—	46,153
Investment processing fees - SaaS	29,169	—	—	3,251	—	32,420
Professional services fees	2,715	—	—	1,274	—	3,989
Account fees and other	1,518	4,721	176	5,710	66	12,191
Total revenues	$113,221	$102,321	$79,203	$116,629	$3,388	$414,762

Primary Geographic Markets:
United States	$74,014	$102,321	$62,089	$108,443	$3,388	$350,255
United Kingdom	24,359	—	12,824	—	—	37,183
Canada	10,401	—	1,598	—	—	11,999
Ireland	4,447	—	2,530	8,186	—	15,163
Other	—	—	162	—	—	162
Total revenues	$113,221	$102,321	$79,203	$116,629	$3,388	$414,762

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(In thousands, except asset balances and per share data)
This discussion reviews and analyzes the consolidated financial condition, the consolidated results of operations and other key factors that may affect future performance. This discussion should be read in conjunction with the Consolidated Financial Statements, the Notes to the Consolidated Financial Statements and the Annual Report on Form 10-K for the year ended December 31, 2020.

Overview
Consolidated Summary
SEI is a leading global provider of technology-driven wealth and investment management solutions. We deliver comprehensive platforms, services and infrastructure—encompassing technology, operational, and investment management services—to help wealth managers, financial advisors, investment managers, family offices, institutional and private investors create and manage wealth. Investment processing fees are earned as either monthly fees for contracted services or as a percentage of the market value of our clients' assets processed on our platforms. Investment operations and investment management fees are earned as a percentage of assets under management, administration or advised assets (See Note 13 to the Consolidated Financial Statements for more information pertaining to our revenues). As of March 31, 2021, through our subsidiaries and partnerships in which we have a significant interest, we manage, advise or administer $1.2 trillion in hedge, private equity, mutual fund and pooled or separately managed assets, including $383.7 billion in assets under management and $836.2 billion in client assets under administration. Our affiliate, LSV Asset Management (LSV), manages $101.6 billion of assets which are included as assets under management.
Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020 were:

	Three Months Ended March 31,		Percent Change*
	2021	2020
Revenues	$455,686	$414,762	10%
Expenses	322,849	304,534	6%
Income from operations	132,837	110,228	21%
Net gain (loss) from investments	332	(3,989)	(108)%
Interest income, net of interest expense	822	3,051	(73)%
Equity in earnings from unconsolidated affiliate	33,350	29,907	12%
Income before income taxes	167,341	139,197	20%
Income taxes	37,871	29,955	26%
Net income	129,470	109,242	19%
Diluted earnings per common share	$0.89	$0.72	24%
* Variances noted "NM" indicate the percent change is not meaningful.
The following items had a significant impact on our financial results for the three months ended March 31, 2021 and 2020:
•Revenue from Asset management, administration and distribution fees increased primarily from higher average assets under administration from market appreciation and positive cash flows from new and existing clients in the Investment Managers segment. Average assets under administration increased $142.4 billion, or 21%, to $821.6 billion in the first three months of 2021 as compared to $679.2 billion during the first three months of 2020.
•Average assets under management, excluding LSV, increased $43.2 billion to $280.4 billion in the first three months of 2021 as compared to $237.2 billion during the first three months of 2020. The increase was primarily due to market appreciation from the strong recovery of capital markets during the later half of 2020 and first quarter 2021 from the downturn caused by the COVID-19 pandemic.
•Information processing and software servicing fees in the Private Banks segment increased $4.7 million during the first three months of 2021 due to higher asset balances processed on SWP from market appreciation.
•Earnings from LSV increased to $33.4 million in the first three months of 2021 as compared to $29.9 million in the first three months of 2020 due to higher assets under management from market appreciation. Negative cash flows from existing clients and client losses partially offset the increase in earnings from LSV.
•Operating expenses in our Investment Managers segment increased primarily due to higher personnel costs to service new clients.

•Travel and promotional-related expenses declined by $4.1 million during the first three months of 2021 due to COVID-19 restrictions.
•We capitalized $6.3 million in the first three months of 2021 for the SEI Wealth Platform as compared to $6.2 million in the first three months of 2020. Amortization expense related to SWP increased to $11.9 million during the first three months of 2021 as compared to $10.8 million during the first three months of 2020 due to additional enhancements placed in service.
•Our effective tax rate during the first quarter of 2021 was 22.6% as compared to 21.5% during the first quarter of 2020. The increase in the tax rate was primarily due to decreased tax benefits associated with stock option exercises.
•We continued the stock repurchase program during 2021 and purchased 1.2 million shares for $66.9 million in the three month period.
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
The majority of our revenues are based on the value of assets invested in investment products that we manage or administer which are affected by changes in the capital markets and the portfolio strategy of our clients or their customers. The strong recovery of the capital markets after the widespread economic shutdowns in response to the emergence of the pandemic has had a positive impact on our asset-based fees thereby increasing our base revenues. Any prolonged future downturns in general capital market conditions or long-term client portfolio strategies directing significant assets into lower margin products could have adverse effects on our revenues and earnings derived from assets under management and administration.
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

On May 17, 2020, M.J. Brunner, one of our third-party developers/vendors that provides development services and application management for two of our client applications experienced a ransomware attack. We are aware that certain client data was illegally accessed and revealed by cybercriminal(s). The applications themselves were not compromised by this attack. We take our clients’ security very seriously, and we continue to work with Brunner, the FBI and our impacted clients to understand the extent to which SEI’s or our clients’ data has been exposed. The root cause of the attack was not predicated on vulnerability within SEI’s network, and neither SEI’s network nor operations were compromised, attacked or otherwise affected as part of this incident. While there were direct and indirect expenses associated with the incident in each fiscal quarter since the incident, and we expect there will continue to be costs associated with the incident going-forward, we do not expect these will be material. We note that several regulatory bodies who routinely review our operations, including the SEC and the United States Federal Financial Institutions Examination Council (FFIEC), have requested information with respect to, and are investigating the facts and circumstances surrounding, the ransomware attack on Brunner. We are producing documents and information to these bodies regarding this matter as and when requested. We expect to continue to engage in discussions with these bodies and that we may be contacted by, engage with and provide information to additional governmental or regulatory bodies or authorities.
On July 1, 2020, one of our storage arrays supported by our third-party vendor, Dell-EMC, failed due to the operation of an application deployed by the vendor as part of our production infrastructure. As a consequence of the hardware failure, transactional activities on our platforms were extremely limited on July 1 and 2, 2020. All systems were restored to 100% functionality by July 6, 2020. This event was not caused by a third-party actor. While there were direct and indirect expenses in each of the third and fourth quarters of 2020, and we expect there will continue to be investments associated with the outage going-forward, it is not expected these will be material. In response to the outage, we are identifying tactical and strategic improvements that we should consider making across our enterprise technology footprint. While there were no material expenses incurred during the quarter, we continue to make investments and associated improvements in our technology infrastructure. We expect that our ongoing initiative to improve system resiliency will lead to additional recommendations for improvements that will result in additional investments of capital in hardware, software and personnel. We expect these costs will include both new investments as well as a reprioritization of current spend. Currently, we are not able to fully estimate the total amount of additional expense as this will be part of an ongoing strategy around recovery and resiliency.
One SEISM Strategy
In 2020, we invested in our One SEI strategy. The One SEI strategy is a company-wide initiative to open business opportunities across the entire company by leveraging existing and new SEI platforms and making them accessible to all types of clients, adjacent markets and other non-SEI platforms. As we execute on our strategy, we have incurred significant costs during 2020 to integrate, modularize and leverage these technologies in our service offerings for the front, middle and back-office. The majority of these costs have been recognized in the Investments in New Businesses segment. To date, we have not capitalized any software development costs related to the One SEI strategy. We expect these investments will continue throughout 2021 as we continue to deliver on our One SEI strategy.

Ending Asset Balances
(In millions)

	As of March 31,		Percent Change
	2021	2020
Private Banks:
Equity and fixed-income programs	$25,098	$21,160	19%
Collective trust fund programs	7	5	40%
Liquidity funds	3,793	4,143	(8)%
Total assets under management	$28,898	$25,308	14%
Client assets under administration (E)	4,379	21,497	(80)%
Total assets	$33,277	$46,805	(29)%
Investment Advisors:
Equity and fixed-income programs	$73,818	$54,856	35%
Collective trust fund programs	1	2	(50)%
Liquidity funds	3,584	5,969	(40)%
Total assets under management	$77,403	$60,827	27%
Institutional Investors:
Equity and fixed-income programs	$92,040	$72,399	27%
Collective trust fund programs	95	94	1%
Liquidity funds	2,909	3,672	(21)%
Total assets under management	$95,044	$76,165	25%
Client assets under advisement	4,333	3,406	27%
Total assets	$99,377	$79,571	25%
Investment Managers:
Collective trust fund programs	$78,304	$48,226	62%
Liquidity funds	449	392	15%
Total assets under management	$78,753	$48,618	62%
Client assets under administration (A) (E)	831,819	610,794	36%
Total assets	$910,572	$659,412	38%
Investments in New Businesses:
Equity and fixed-income programs	$1,777	$1,484	20%
Liquidity funds	289	152	90%
Total assets under management	$2,066	$1,636	26%
Client assets under advisement	1,355	1,056	28%
Total assets	$3,421	$2,692	27%
LSV:
Equity and fixed-income programs (B)	$101,565	$70,851	43%
Total:
Equity and fixed-income programs (C)	$294,298	$220,750	33%
Collective trust fund programs	78,407	48,327	62%
Liquidity funds	11,024	14,328	(23)%
Total assets under management	$383,729	$283,405	35%
Client assets under advisement	5,688	4,462	27%
Client assets under administration (D)	836,198	632,291	32%
Total assets under management, advisement and administration	$1,225,615	$920,158	33%

(A)Client assets under administration in the Investment Managers segment include $54.6 billion of assets that are at fee levels below our normal full service assets (as of March 31, 2021).
(B)    Equity and fixed-income programs include assets managed by LSV in which fees are based on performance only. The ending value of these assets as of March 31, 2021 was $2.4 billion.
(C)    Equity and fixed-income programs include $7.9 billion of assets invested in various asset allocation funds at March 31, 2021.
(D)    In addition to the numbers presented, SEI also administers an additional $13.3 billion in Funds of Funds assets (as of March 31, 2021) on which SEI does not earn an administration fee.
(E)    Client assets under administration in the Investment Managers segment include $21.9 billion of assets (as of March 31, 2021) formerly classified in the Private Banks segment.

Average Asset Balances
(In millions)

	Three Months Ended March 31,		Percent Change
	2021	2020
Private Banks:
Equity and fixed-income programs	$25,139	$24,657	2%
Collective trust fund programs	6	4	50%
Liquidity funds	3,876	3,581	8%
Total assets under management	$29,021	$28,242	3%
Client assets under administration (E)	4,317	24,840	(83)%
Total assets	$33,338	$53,082	(37)%
Investment Advisors:
Equity and fixed-income programs	$73,239	$64,933	13%
Collective trust fund programs	1	3	(67)%
Liquidity funds	3,619	3,284	10%
Total assets under management	$76,859	$68,220	13%
Institutional Investors:
Equity and fixed-income programs	$91,349	$79,926	14%
Collective trust fund programs	96	86	12%
Liquidity funds	2,621	2,342	12%
Total assets under management	$94,066	$82,354	14%
Client assets under advisement	4,146	3,760	10%
Total assets	$98,212	$86,114	14%
Investment Managers:
Collective trust fund programs	$78,035	$55,952	39%
Liquidity funds	490	617	(21)%
Total assets under management	$78,525	$56,569	39%
Client assets under administration (A) (E)	817,330	654,386	25%
Total assets	$895,855	$710,955	26%
Investments in New Businesses:
Equity and fixed-income programs	$1,743	$1,663	5%
Liquidity funds	169	168	1%
Total assets under management	$1,912	$1,831	4%
Client assets under advisement	1,327	1,222	9%
Total assets	$3,239	$3,053	6%
LSV:
Equity and fixed-income programs (B)	$97,476	$88,059	11%
Total:
Equity and fixed-income programs (C)	$288,946	$259,238	11%
Collective trust fund programs	78,138	56,045	39%
Liquidity funds	10,775	9,992	8%
Total assets under management	$377,859	$325,275	16%
Client assets under advisement	5,473	4,982	10%
Client assets under administration (D)	821,647	679,226	21%
Total assets under management, advisement and administration	$1,204,979	$1,009,483	19%
(A)    Average client assets under administration in the Investment Managers segment for the three months ended March 31, 2021 include $53.8 billion that are at fee levels below our normal full service assets.

(B)    Equity and fixed-income programs include assets managed by LSV in which fees are based on performance only. The average value of these assets for the three months ended March 31, 2021 was $2.2 billion.
(C)    Equity and fixed-income programs include $7.9 billion of average assets invested in various asset allocation funds for the three months ended March 31, 2021.
(D)    In addition to the numbers presented, SEI also administers an additional $13.2 billion of average assets in Funds of Funds assets for the three months ended March 31, 2021 on which SEI does not earn an administration fee.
(E)    Client assets under administration in the Investment Managers segment include $22.2 billion of of average assets for the three months ended March 31, 2021 formerly classified in the Private Banks segment.
In the preceding tables, assets under management are total assets of our clients or their customers invested in equity and fixed-income investment programs, collective trust fund programs, and liquidity funds for which we provide asset management services through our subsidiaries and partnerships in which we have a significant interest. Assets under advisement include assets for which we provide advisory services through a subsidiary to the accounts but do not manage the underlying assets. Assets under administration include total assets of our clients or their customers for which we provide administrative services, including client fund balances for which we provide administration and/or distribution services through our subsidiaries and partnerships in which we have a significant interest. The assets presented in the preceding tables do not include assets processed on SWP and are not included in the accompanying Consolidated Balance Sheets because we do not own them.

Business Segments
Revenues, Expenses and Operating Profit (Loss) for our business segments for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 were as follows:

	Three Months Ended March 31,		Percent Change
	2021	2020
Private Banks:
Revenues	$117,608	$113,221	4%
Expenses	110,724	110,653	—%
Operating Profit	$6,884	$2,568	168%
Operating Margin	6%	2%
Investment Advisors:
Revenues	$113,294	$102,321	11%
Expenses	55,027	52,432	5%
Operating Profit	$58,267	$49,889	17%
Operating Margin	51%	49%
Institutional Investors:
Revenues	$84,499	$79,203	7%
Expenses	39,158	38,267	2%
Operating Profit	$45,341	$40,936	11%
Operating Margin	54%	52%
Investment Managers:
Revenues	$136,419	$116,629	17%
Expenses	83,020	74,289	12%
Operating Profit	$53,399	$42,340	26%
Operating Margin	39%	36%
Investments in New Businesses:
Revenues	$3,866	$3,388	14%
Expenses	13,404	10,910	23%
Operating Loss	$(9,538)	$(7,522)	NM
For additional information pertaining to our business segments, see Note 9 to the Consolidated Financial Statements.

Private Banks

	Three Months Ended March 31,		Percent Change
	2021	2020
Revenues:
Information processing and software servicing fees	$84,303	$79,633	6%
Asset management, administration & distribution fees	33,305	33,588	(1)%
Total revenues	$117,608	$113,221	4%
Revenues increased $4.4 million, or 4%, in the three month period and were primarily affected by:
•Increased investment processing fees from new SWP client conversions and growth from existing SWP clients;
•Increased investment management fees from existing international clients due to market appreciation; and
•Increased non-recurring professional services fees from existing clients as well as clients scheduled for implementation; partially offset by
•Decreased investment processing fees from the loss of clients; and
•Decreased investment management fees from liquidity products.
Operating margins increased to 6% compared to 2% in the three month period. Operating income increased by $4.3 million, or 168%, in the three month period and was primarily affected by:
•An increase in revenues;
•Decreased promotion and travel costs due to COVID-19 restrictions; and
•Decreased non-capitalized costs, mainly personnel and consulting costs, related to maintenance, support and client migrations to SWP; partially offset by
•Increased personnel and stock-based compensation costs.
Investment Advisors

	Three Months Ended March 31,		Percent Change
	2021	2020
Revenues:
Investment management fees-SEI fund programs	$72,654	$70,180	4%
Separately managed account fees	34,714	27,420	27%
Other fees	5,926	4,721	26%
Total revenues	$113,294	$102,321	11%
Revenues increased $11.0 million, or 11%, in the three month period and were primarily affected by:
•Increased separately managed account program fees from positive cash flows into new and existing SEI-sponsored programs;
•The positive impact to investment management fees from market appreciation; partially offset by
•Negative cash flows from SEI-sponsored mutual funds and a decrease in average basis points earned on assets.

Operating margin increased to 51% compared to 49% in the three month period. Operating income increased $8.4 million, or 17%, in the three month period and was primarily affected by:
•An increase in revenues; and
•Decreased promotion and travel costs due to COVID-19 restrictions; partially offset by
•Increased direct expenses associated with increased assets into our separately managed account program; and
•Increased personnel and stock-based compensation costs.
Institutional Investors
Revenues increased $5.3 million in the three month period and were primarily affected by:
•Increased investment management fees from market appreciation; and
•Asset funding from new sales of our OCIO platform; partially offset by
•Defined benefit client losses, mainly resulting from acquisitions and plan curtailments.
Operating margin increased to 54% compared to 52% in the three month period. Operating income increased $4.4 million, or 11%, in the three month period and was primarily affected by:
•An increase in revenues; and
•Decreased travel costs due to COVID-19 restrictions; partially offset by
•Increased direct expenses associated with investment management fees; and
•Increased personnel and stock-based compensation costs.
Investment Managers
Revenues increased $19.8 million, or 17%, in the three month period and were primarily affected by:
•Higher valuations of existing client assets from market appreciation; and
•Positive cash flows into alternative, traditional and separately managed account offerings from new and existing clients; partially offset by
•Client losses and fund closures.
Operating margin increased to 39% compared to 36% in the three month period. Operating income increased $11.1 million, or 26%, in the three month period and was primarily affected by:
•An increase in revenues; and
•Decreased promotion and travel costs due to COVID-19 restrictions; partially offset by
•Increased costs associated with new business, primarily personnel expenses and third-party vendor costs; and
•Increased non-capitalized investment spending, mainly consulting costs.

Other
Corporate overhead expenses
Corporate overhead expenses primarily consist of general and administrative expenses and other costs not directly attributable to a reportable business segment. Corporate overhead expenses were $21.5 million and $18.0 million in the three months ended March 31, 2021 and 2020, respectively. The increase in corporate overhead expenses is primarily due to an increase in personnel costs, stock-based compensation and increased professional fees.
Other income and expense
Other income and expense items on the accompanying Consolidated Statements of Operations consists of:

	Three Months Ended March 31,
	2021	2020
Net gain (loss) from investments	$332	$(3,989)
Interest and dividend income	945	3,203
Interest expense	(123)	(152)
Equity in earnings of unconsolidated affiliate	33,350	29,907
Total other income and expense items, net	$34,504	$28,969

Net gain (loss) from investments
Net gains from investments in the three months ended March 31, 2021 were primarily due to unrealized gains recorded in current earnings related to LSV-sponsored investment funds and Company-sponsored mutual funds from market appreciation. Net loss from investments in the three months ended March 31, 2020 were primarily due to unrealized losses related to LSV-sponsored investment funds and Company-sponsored mutual funds from the market downturn caused by the COVID-19 pandemic (See Note 5).
Interest and dividend income
Interest and dividend income is earned based upon the amount of cash that is invested daily. The decrease in interest and dividend income in the three months ended March 31, 2021 was due to an overall decline in interest rates.
Equity in earnings of unconsolidated affiliate
Equity in earnings of unconsolidated affiliate reflects our ownership interest in LSV. As of March 31, 2021, our total partnership interest in LSV was 38.8%. The table below presents the revenues and net income of LSV and the proportionate share in LSV's earnings.

	Three Months Ended March 31,		Percent Change
	2021	2020
Revenues of LSV	$110,837	$99,996	11%
Net income of LSV	85,920	76,897	12%

SEI's proportionate share in earnings of LSV	$33,350	$29,907	12%
The increase in earnings from LSV in the three months ended March 31, 2021 was due to higher assets under management from market appreciation. Negative cash flows from existing clients and client losses partially offset the increase in earnings from LSV. Average assets under management by LSV increased $9.4 billion to $97.5 billion during the three months ended March 31, 2021 as compared to $88.1 billion during the three months ended March 31, 2020, an increase of 11%.
Income Taxes
The effective income tax rates for the three months ended March 31, 2021 and 2020 differ from the federal income tax statutory rate due to the following:

	Three Months Ended March 31,
	2021	2020
Statutory rate	21.0%	21.0%
State taxes, net of federal tax benefit	3.1	3.1
Foreign tax expense and tax rate differential	(0.1)	(0.1)
Tax benefit from stock option exercises	(1.1)	(2.2)
Other, net	(0.3)	(0.3)
	22.6%	21.5%
The increase in the tax rate was primarily due to decreased tax benefits related to the lower volume of stock option exercises in 2021 compared to the prior year period.
Stock-Based Compensation
We recognized $9.8 million and $6.9 million in stock-based compensation expense during the three months ended March 31, 2021 and 2020, respectively. The amount of stock-based compensation expense we recognize is based upon management's estimate of when financial vesting targets may be achieved. Any change in the estimate could result in the amount of stock-based compensation expense to be accelerated, spread out over a longer period, or reversed. This may cause volatility in the recognition of stock-based compensation expense in future periods and could materially affect earnings.
Fair Value Measurements
The fair value of financial assets and liabilities, except for the investment funds sponsored by LSV, is determined in accordance with the fair value hierarchy. The fair value of the investment funds sponsored by LSV is measured using the net asset value per share (NAV) as a practical expedient. The fair value of all other financial assets are determined using Level 1 or Level 2 inputs and consist mainly of investments in equity or fixed-income mutual funds that are quoted daily and Government National Mortgage Association (GNMA) and other U.S. government agency securities that are single issuer pools that are valued based on current market data of similar assets. Level 3 financial liabilities at March 31, 2021 and December 31, 2020 consist entirely of the estimated contingent consideration resulting from an acquisition (See Note 12 to the Consolidated Financial Statements).
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
Liquidity and Capital Resources

	Three Months Ended March 31,
	2021	2020
Net cash provided by operating activities	$136,573	$98,972
Net cash used in investing activities	(30,656)	(17,352)
Net cash used in financing activities	(109,512)	(165,050)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,551	(11,146)
Net decrease in cash, cash equivalents and restricted cash	(2,044)	(94,576)
Cash, cash equivalents and restricted cash, beginning of period	787,727	844,547
Cash, cash equivalents and restricted cash, end of period	$785,683	$749,971
Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing. At March 31, 2021, our unused sources of liquidity consisted of cash and cash equivalents and the amount available under our credit facility.
On April 23, 2021, we replaced our credit facility with a new five-year credit facility agreement which provides for borrowings up to $325.0 million (See Note 6 to the Consolidated Financial Statements). The new credit facility is a revolving line of credit with Wells Fargo Bank, N.A., and a syndicate of other lenders and is scheduled to expire in April 2026. The availability of the credit facility is subject to compliance with certain covenants set forth in the agreement. The credit facility contains covenants which restrict our ability to engage in transactions with affiliates other than wholly-owned subsidiaries or to incur liens or certain types of indebtedness as defined in the agreement. In the event of a default under the credit facility, we would also be restricted from paying dividends on, or repurchasing, our common stock. Currently, our ability to borrow from the credit facility is not limited by any covenant of the agreement (See Note 6 to the Consolidated Financial Statements).

The credit facility contains terms that utilize the London InterBank Offered Rate (LIBOR) as a potential component of the interest rate to be applied to any borrowings; however, an alternative reference rate is included under the agreement which provides for a specified replacement rate upon a LIBOR cessation event. At the time of a LIBOR cessation event, the replacement rate, the Secured Overnight Financing Rate (SOFR), self-executes without the need for negotiations or a formal amendment process.
We had outstanding letters of credit of $4.6 million as of April 23, 2021 which reduced our amount available under the credit facility to $320.4 million. These letters of credit were primarily issued for the expansion of our corporate headquarters completed in 2020 and are due to expire in 2021.
The majority of excess cash reserves are primarily placed in accounts located in the United States that invest entirely in SEI-sponsored money market mutual funds denominated in the U.S. dollar. We also utilize demand deposit accounts or money market accounts at several well-established financial institutions located in the United States. Accounts used to manage these excess cash reserves do not impose any restrictions or limitations that would prevent us from being able to access such cash amounts immediately. As of April 23, 2021, the amount of cash and cash equivalents considered free and immediately accessible for other general corporate purposes was $412.2 million.
Cash and cash equivalents include accounts managed by subsidiaries that are used in their operations or to cover specific business and regulatory requirements. The availability of this cash for other purposes beyond the operations of these subsidiaries may be limited. We therefore do not include accounts of foreign subsidiaries in the calculation of free and immediately accessible cash for other general corporate purposes. A portion of the undistributed earnings of foreign subsidiaries are deemed repatriated. Any subsequent transfer of available cash related to the repatriated earnings of foreign subsidiaries could significantly increase free and immediately accessible cash.
Cash flows from operations increased $37.6 million in the first three months of 2021 compared to the first three months of 2020 primarily from the increase in net income and increased repayments from LSV related to their working capital accounts. The negative impact from the change in the Company's working capital accounts and lower distribution payments received from LSV partially offset the increase.
Net cash used in investing activities includes:
•Purchases, sales and maturities of marketable securities. Purchases, sales and maturities of marketable securities in the first three months of 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
Purchases	$(51,524)	$(29,407)
Sales and maturities	42,446	37,687
Net investing activities from marketable securities	$(9,078)	$8,280
•The capitalization of costs incurred in developing computer software. We capitalized $6.4 million of software development costs in the first three months of 2021 as compared to $6.5 million in the first three months of 2020. The majority of our software development costs are related to significant enhancements for the expanded functionality of the SEI Wealth Platform.
•Capital expenditures. Capital expenditures in the first three months of 2021 were $4.2 million as compared to $20.7 million in the first three months of 2020. Expenditures in 2021 include capital outlays for purchased software and equipment for data center operations. Expenditures in 2020 include the expansion of our corporate headquarters completed in the fourth quarter 2020 as well as purchased software and equipment. We continue to evaluate improvements to our information technology infrastructure which, if implemented, will result in additional expenditures for purchased software and equipment for data center operations.
•Other investing activities. We made a payment of $11.0 million to purchase a technology platform providing digital collaboration tools for financial advisors during the three months ended March 31, 2021.
Net cash used in financing activities includes:
•The repurchase of common stock. Our Board of Directors has authorized the repurchase of common stock through multiple authorizations. Currently, there is no expiration date for the common stock repurchase program. We had total capital outlays of $71.2 million during the first three months of 2021 and $130.6 million during the first three months of 2020 for the repurchase of common stock.

•Proceeds from the issuance of common stock. We received $15.5 million in proceeds from the issuance of common stock during the first three months of 2021 as compared to $18.6 million during the first three months of 2020. The decline in proceeds is primarily attributable to a lower level of stock option exercise activity.
•Dividend payments. Cash dividends paid were $53.1 million in the first three months of 2021 as compared to $52.5 million in the first three months of 2020.
We believe our operating cash flow, available borrowing capacity, and existing cash and cash equivalents should provide adequate funds for ongoing operations; continued investment in new products and equipment; the common stock repurchase program and future dividend payments.
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
•intellectual property risks;
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
We conduct operations through many regulated wholly-owned subsidiaries. These subsidiaries are:
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
In addition to the regulatory authorities listed above, our subsidiaries are subject to the jurisdiction of regulatory authorities in other foreign countries. In addition to our wholly-owned subsidiaries, we also own a minority interest of approximately 38.7 percent in LSV, which is also an investment advisor registered with the SEC.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Information required by this item is set forth under the captions "Our revenues and earnings are affected by changes in capital markets and significant changes in the value of financial instruments" and "Changes in interest rates may affect the value of our fixed-income investment securities" in Item 1A "Risk Factors" and under the caption "Impact of COVID-19 and Other Events" in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to this information as it is disclosed in our Annual Report on Form 10-K for 2020.

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

(b) Change in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings.
We are a party to or have property subject to litigation and other proceedings that arise in the ordinary course of our business that we do not believe are material. These types of matters could result in fines, penalties, cost reimbursements or contributions, compensatory or treble damages or non-monetary sanctions or relief. We believe the probability is remote that the outcome of any of these matters will have a material adverse effect on SEI as a whole, notwithstanding that the unfavorable resolution of any matter may have a material effect on our net earnings in any particular interim reporting period. We cannot predict the outcome of legal or other proceedings with certainty. These matters include the proceedings summarized in “Note 11. Commitments and Contingencies” included in our Notes to Consolidated Financial Statements.

Item 1A.     Risk Factors.
Information regarding risk factors appears in Part I – Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes in the risk factors from those disclosed in the Annual Report on Form 10-K for 2020.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

(e)    Our Board of Directors has authorized the repurchase of up to $4.678 billion worth of our common stock through multiple authorizations. Currently, there is no expiration date for the common stock repurchase program.
Information regarding the repurchase of common stock during the three months ended March 31, 2021 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 2021	—	$—	—	$192,827,000
February 2021	554,000	57.44	554,000	161,010,000
March 2021	598,000	58.72	598,000	125,888,000
Total	1,152,000	$58.11	1,152,000

Item 6.    Exhibits.
The following is a list of exhibits filed as part of the Form 10-Q.

10.27
Credit Agreement, dated as of April 23, 2021 by and among SEI Investments Company, the Lenders, U.S. Bank National Association, as Syndication Agent, Bank of America, N.A., Citizens Bank N.A., Manufacturers and Traders Trust Company and Regions Bank, as Documentation Agents, and Wells Fargo Bank, National Association, as Administrative Agent.

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

SEI INVESTMENTS COMPANY

Date:	April 26, 2021	By:	/s/ Dennis J. McGonigle
Dennis J. McGonigle
Chief Financial Officer