Form 10-Q
period 2021-06-30
SEI INVESTMENTS CO
filed 2021-07-26
CIK 350894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q
________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, as of the close of business on July 22, 2021:

Common Stock, $0.01 par value	141,076,628

SEI INVESTMENTS COMPANY

PART I.        FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements.

SEI Investments Company
Consolidated Balance Sheets
(unaudited)
(In thousands, except par value)

	June 30, 2021	December 31, 2020
Assets
Current Assets:
Cash and cash equivalents	$780,928	$784,626
Restricted cash	351	3,101
Receivables from investment products	56,177	55,271
Receivables, net of allowance for doubtful accounts of $3,188 and $1,100	409,568	385,219
Securities owned	26,174	34,064
Other current assets	38,158	38,696
Total Current Assets	1,311,356	1,300,977
Property and Equipment, net of accumulated depreciation of $394,743 and $378,639	184,042	189,052
Operating Lease Right-of-Use Assets	36,871	38,397
Capitalized Software, net of accumulated amortization of $518,514 and $491,739	256,473	270,977
Available for Sale and Equity Securities	130,039	105,419
Investments in Affiliated Funds, at fair value	6,932	6,166
Investment in Unconsolidated Affiliate	47,420	98,433
Goodwill	64,489	64,489
Intangible Assets, net of accumulated amortization of $14,573 and $12,456	33,187	24,304
Deferred Contract Costs	33,352	33,781
Deferred Income Taxes	2,447	2,972
Other Assets, net	33,082	32,289
Total Assets	$2,139,690	$2,167,256
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Balance Sheets
(unaudited)
(In thousands, except par value)

	June 30, 2021	December 31, 2020
Liabilities and Equity
Current Liabilities:
Accounts payable	$9,291	$7,766
Accrued liabilities	211,984	299,845
Current portion of long-term operating lease liabilities	10,344	8,579
Deferred revenue	1,280	1,085
Total Current Liabilities	232,899	317,275
Long-term Income Taxes Payable	803	803
Deferred Income Taxes	47,644	55,159
Long-term Operating Lease Liabilities	31,697	34,058
Other Long-term Liabilities	21,041	20,054
Total Liabilities	334,084	427,349
Commitments and Contingencies
Shareholders' Equity:
Common stock, $0.01 par value, 750,000 shares authorized; 141,027 and 143,396 shares issued and outstanding	1,410	1,434
Capital in excess of par value	1,219,487	1,190,001
Retained earnings	599,231	565,270
Accumulated other comprehensive loss, net	(14,522)	(16,798)
Total Shareholders' Equity	1,805,606	1,739,907
Total Liabilities and Shareholders' Equity	$2,139,690	$2,167,256
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Statements of Operations
(unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Asset management, administration and distribution fees	$382,509	$320,577	$750,155	$652,430
Information processing and software servicing fees	93,142	80,069	181,182	162,978
Total revenues	475,651	400,646	931,337	815,408
Expenses:
Subadvisory, distribution and other asset management costs	55,827	44,182	105,991	89,519
Software royalties and other information processing costs	7,471	7,389	13,213	14,836
Compensation, benefits and other personnel	141,779	125,331	279,000	256,812
Stock-based compensation	10,103	7,062	19,855	13,991
Consulting, outsourcing and professional fees	55,449	57,111	109,789	110,401
Data processing and computer related	27,375	24,506	53,096	47,210
Facilities, supplies and other costs	18,479	13,973	35,727	30,769
Amortization	14,723	13,140	29,075	26,217
Depreciation	8,424	7,640	16,733	15,113
Total expenses	339,630	300,334	662,479	604,868
Income from operations	136,021	100,312	268,858	210,540
Net gain (loss) from investments	377	1,903	709	(2,086)
Interest and dividend income	878	1,370	1,823	4,573
Interest expense	(130)	(151)	(253)	(303)
Equity in earnings of unconsolidated affiliate	35,065	28,276	68,415	58,183
Income before income taxes	172,211	131,710	339,552	270,907
Income taxes	38,433	30,644	76,304	60,599
Net income	$133,778	$101,066	$263,248	$210,308
Basic earnings per common share	$0.94	$0.69	$1.85	$1.42
Shares used to compute basic earnings per share	142,074	147,478	142,638	148,473
Diluted earnings per common share	$0.93	$0.68	$1.82	$1.39
Shares used to compute diluted earnings per share	144,212	149,598	144,759	150,983
Dividends declared per common share	$0.37	$0.35	$0.37	$0.35
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Statements of Comprehensive Income
(unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$133,778	$101,066	$263,248	$210,308
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	994	940	2,679	(12,136)
Unrealized (loss) gain on investments:
Unrealized (losses) gains during the period, net of income taxes of $85, $(33), $245 and $(372)	(292)	113	(835)	1,244
Reclassification adjustment for losses realized in net income, net of income taxes of $(49), $(35), $(123) and $(63)	179	116	432	217
Total other comprehensive income (loss), net of tax	881	1,169	2,276	(10,675)
Comprehensive income	$134,659	$102,235	$265,524	$199,633
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Statements of Changes in Equity
(unaudited)
(In thousands)

	Shares of Common Stock	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	For the Three Months Ended June 30, 2021
Balance, April 1, 2021	142,701	$1,427	$1,208,433	$634,651	$(15,403)	$1,829,108
Net income	—	—	—	133,778	—	133,778
Other comprehensive income	—	—	—	—	881	881
Purchase and retirement of common stock	(2,086)	(21)	(12,389)	(116,809)	—	(129,219)
Issuance of common stock under employee stock purchase plan	18	—	966	—	—	966
Issuance of common stock upon exercise of stock options	394	4	12,374	—	—	12,378
Stock-based compensation	—	—	10,103	—	—	10,103
Dividends declared ($0.37 per share)	—	—	—	(52,389)	—	(52,389)
Balance, June 30, 2021	141,027	$1,410	$1,219,487	$599,231	$(14,522)	$1,805,606

	Shares of Common Stock	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	For the Three Months Ended June 30, 2020
Balance, April 1, 2020	147,903	$1,479	$1,170,649	$597,486	$(35,348)	$1,734,266
Net income	—	—	—	101,066	—	101,066
Other comprehensive loss	—	—	—	—	1,169	1,169
Purchase and retirement of common stock	(1,642)	(16)	(9,293)	(80,161)	—	(89,470)
Issuance of common stock under employee stock purchase plan	26	—	1,142	—	—	1,142
Issuance of common stock upon exercise of stock options	158	1	4,851	—	—	4,852
Stock-based compensation	—	—	7,062	—	—	7,062
Dividends declared ($0.35 per share)	—	—	—	(51,462)	—	(51,462)
Balance, June 30, 2020	146,445	$1,464	$1,174,411	$566,929	$(34,179)	$1,708,625
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Statements of Changes in Equity
(unaudited)
(In thousands)

	Shares of Common Stock	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	For the Six Months Ended June 30, 2021
Balance, January 1, 2021	143,396	$1,434	$1,190,001	$565,270	$(16,798)	$1,739,907
Net income	—	—	—	263,248	—	263,248
Other comprehensive loss	—	—	—	—	2,276	2,276
Purchase and retirement of common stock	(3,238)	(32)	(19,228)	(176,898)	—	(196,158)
Issuance of common stock under employee stock purchase plan	42	—	2,105	—	—	2,105
Issuance of common stock upon exercise of stock options	827	8	26,754	—	—	26,762
Stock-based compensation	—	—	19,855	—	—	19,855
Dividends declared ($0.37 per share)	—	—	—	(52,389)	—	(52,389)
Balance, June 30, 2021	141,027	$1,410	$1,219,487	$599,231	$(14,522)	$1,805,606

	Shares of Common Stock	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	For the Six Months Ended June 30, 2020
Balance, January 1, 2020	149,745	$1,497	$1,158,900	$601,885	$(23,504)	$1,738,778
Net income	—	—	—	210,308	—	210,308
Other comprehensive loss	—	—	—	—	(10,675)	(10,675)
Purchase and retirement of common stock	(4,075)	(40)	(23,060)	(193,802)	—	(216,902)
Issuance of common stock under employee stock purchase plan	47	—	2,248	—	—	2,248
Issuance of common stock upon exercise of stock options	728	7	22,332	—	—	22,339
Stock-based compensation	—	—	13,991	—	—	13,991
Dividends declared ($0.35 per share)	—	—	—	(51,462)	—	(51,462)
Balance, June 30, 2020	146,445	$1,464	$1,174,411	$566,929	$(34,179)	$1,708,625
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Condensed Statements of Cash Flows
(unaudited)
(In thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$263,248	$210,308
Adjustments to reconcile net income to net cash provided by operating activities (See Note 1)	61,749	53,824
Net cash provided by operating activities	324,997	264,132
Cash flows from investing activities:
Additions to property and equipment	(15,469)	(34,442)
Additions to capitalized software	(12,271)	(12,533)
Purchases of marketable securities	(81,541)	(60,764)
Prepayments and maturities of marketable securities	64,194	71,782
Sales of marketable securities	—	64
Other investing activities	(11,000)	(1,500)
Net cash used in investing activities	(56,087)	(37,393)
Cash flows from financing activities:
Payment of contingent consideration	(3,965)	(633)
Purchase and retirement of common stock	(197,322)	(219,404)
Proceeds from issuance of common stock	28,867	24,587
Payment of dividends	(105,516)	(103,914)
Net cash used in financing activities	(277,936)	(299,364)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,578	(10,545)
Net decrease in cash, cash equivalents and restricted cash	(6,448)	(83,170)
Cash, cash equivalents and restricted cash, beginning of period	787,727	844,547
Cash, cash equivalents and restricted cash, end of period	$781,279	$761,377
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
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain financial information and accompanying note disclosure normally included in the Company’s Annual Report on Form 10-K have been condensed or omitted. The interim financial information is unaudited but reflects all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position of the Company as of June 30, 2021, the results of operations for the three and six months ended June 30, 2021 and 2020, and cash flows for the six-months ended June 30, 2021 and 2020. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
There have been no significant changes in significant accounting policies during the six months ended June 30, 2021 as compared to the significant accounting policies described in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
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
The Company is a party to expense limitation agreements with certain SEI-sponsored money market funds subject to Rule 2a-7 of the Investment Company Act of 1940 which establish a maximum level of ordinary operating expenses incurred by the fund in any fiscal year including, but not limited to, fees of the administrator or its affiliates. Under the terms of these agreements, the Company waived $11,256 and $9,714 in fees during the three months ended June 30, 2021 and 2020, respectively. During the six months ended June 30, 2021 and 2020, the Company waived $21,489 and $16,355, respectively, in fees.
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
Cash and Cash Equivalents
Cash and cash equivalents includes $313,481 and $347,082 at June 30, 2021 and December 31, 2020, respectively, primarily invested in SEI-sponsored open-ended money market mutual funds.
Restricted Cash
Restricted cash includes $250 and $3,000 at June 30, 2021 and December 31, 2020, respectively, segregated for regulatory purposes related to trade-execution services conducted by SEI Investments (Europe) Limited. Restricted cash also includes $101 at June 30, 2021 and December 31, 2020 segregated in special reserve accounts for the benefit of customers of the Company’s broker-dealer subsidiary, SEI Investments Distribution Co. (SIDCO), in accordance with certain rules established by the Securities and Exchange Commission (SEC) for broker-dealers.
Capitalized Software
The Company capitalized $12,271 and $12,533 of software development costs during the six months ended June 30, 2021 and 2020, respectively. The Company's software development costs primarily relate to significant enhancements to the SEI Wealth PlatformSM (SWP). The Company capitalized $12,172 and $11,785 of software development costs for significant enhancements to SWP during the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, the net book value of SWP was $246,005. The net book value includes $20,897 of capitalized software development costs in-progress associated with future releases of SWP. Capitalized software development costs in-progress associated with future releases of SWP were $13,409 as of December 31, 2020. SWP has a weighted average remaining life of 10.0 years. Amortization expense for SWP was $23,876 and $21,656 during the six months ended June 30, 2021 and 2020, respectively.
Earnings per Share
The calculations of basic and diluted earnings per share for the three and six months ended June 30, 2021 and 2020 are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$133,778	$101,066	$263,248	$210,308
Shares used to compute basic earnings per common share	142,074,000	147,478,000	142,638,000	148,473,000
Dilutive effect of stock options	2,138,000	2,120,000	2,121,000	2,510,000
Shares used to compute diluted earnings per common share	144,212,000	149,598,000	144,759,000	150,983,000
Basic earnings per common share	$0.94	$0.69	$1.85	$1.42
Diluted earnings per common share	$0.93	$0.68	$1.82	$1.39
During the three months ended June 30, 2021 and 2020, employee stock options to purchase 11,530,000 and 8,154,000 shares of common stock with an average exercise price of $57.77 and $58.26, respectively, were outstanding but not included in the computation of diluted earnings per common share. During the six months ended June 30,2021 and 2020, employee stock options to purchase 11,623,000 and 7,781,000 shares of common stock with an average exercise price of $57.77 and $58.50, respectively, were outstanding but not included in the computation of diluted earnings per common share. These options for the three and six month periods were not included in the computation of diluted earnings per common share because either the performance conditions have not been satisfied or would not have been satisfied if the reporting date was the end of the contingency period or the options' exercise price was greater than the average market price of the Company’s common stock and the effect on diluted earnings per common share would have been anti-dilutive.

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
The following table provides the details of the adjustments to reconcile net income to net cash provided by operating activities for the six months ended June 30:

	2021	2020
Net income	$263,248	$210,308
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,733	15,113
Amortization	29,075	26,217
Equity in earnings of unconsolidated affiliate	(68,415)	(58,183)
Distributions received from unconsolidated affiliate	68,064	73,241
Stock-based compensation	19,855	13,991
Provision for losses on receivables	2,088	(122)
Deferred income tax expense	(6,869)	(5,459)
Net (gain) loss from investments	(709)	2,086
Change in other long-term liabilities	987	(1,448)
Change in other assets	(976)	(6,135)
Contract costs capitalized, net of amortization	429	(2,117)
Other	929	(1,217)
Change in current assets and liabilities
(Increase) decrease in
Receivables from investment products	(906)	4,292
Receivables	(26,437)	(11,134)
Other current assets	538	(2,716)
Advances due from unconsolidated affiliate	51,364	11,261
(Decrease) increase in
Accounts payable	1,525	6,357
Accrued liabilities	(25,721)	(9,367)
Deferred revenue	195	(836)
Total adjustments	61,749	53,824
Net cash provided by operating activities	$324,997	$264,132

Note 2.    Investment in Unconsolidated Affiliate
LSV Asset Management
The Company has an investment in LSV Asset Management (LSV), a registered investment advisor that provides investment advisory services primarily to institutions, including pension plans and investment companies. LSV is currently an investment sub-advisor for a limited number of SEI-sponsored investment products. The Company's partnership interest in LSV as of June 30, 2021 was 38.7%%. The Company accounts for its interest in LSV using the equity method because of its less than 50% ownership. The Company’s interest in the net assets of LSV is reflected in Investment in unconsolidated affiliate on the accompanying Consolidated Balance Sheets and its interest in the earnings of LSV is reflected in Equity in earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Operations.
At June 30, 2021, the Company’s total investment in LSV was $47,420. The Company receives partnership distributions from LSV on a quarterly basis. The Company received partnership distributions from LSV of $68,064 and $73,241 in the six months ended June 30, 2021 and 2020, respectively. As such, the Company considers these distribution payments as returns on investment rather than returns of the Company's original investment in LSV and has therefore classified the associated cash inflows as an operating activity on the Consolidated Statements of Cash Flows.
The Company’s proportionate share in the earnings of LSV was $35,065 and $28,276 during the three months ended June 30, 2021 and 2020, respectively. During the six months ended June 30, 2021 and 2020, the Company's proportionate share in the earnings of LSV was $68,415 and $58,183, respectively.
These tables contain condensed financial information of LSV:

Condensed Statement of Operations	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$116,392	$94,648	$227,229	$194,644
Net income	90,520	72,847	176,440	149,744

Condensed Balance Sheets	June 30, 2021	December 31, 2020
Current assets	$129,529	$151,515
Non-current assets	4,023	4,296
Total assets	$133,552	$155,811

Current liabilities	$55,625	$77,077
Non-current liabilities	4,249	4,620
Partners’ capital	73,678	74,114
Total liabilities and partners’ capital	$133,552	$155,811
On April 1, 2021, LSV provided an interest in the partnership to select key employees which reduced the ownership percentage of each existing partner on a pro-rata basis. As a result, the Company's total partnership interest in LSV was reduced slightly to approximately 38.7% from approximately 38.8%.

Note 3.    Composition of Certain Financial Statement Captions
Receivables
Receivables on the accompanying Consolidated Balance Sheets consist of:

	June 30, 2021	December 31, 2020
Trade receivables	$99,140	$99,106
Fees earned, not billed	300,834	262,167
Other receivables	12,782	25,046
	412,756	386,319
Less: Allowance for doubtful accounts	(3,188)	(1,100)
	$409,568	$385,219
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

Property and Equipment
Property and Equipment on the accompanying Consolidated Balance Sheets consists of:

	June 30, 2021	December 31, 2020
Buildings	$210,053	$206,151
Equipment	147,224	141,820
Land	24,344	24,179
Purchased software	152,259	147,838
Furniture and fixtures	21,535	21,439
Leasehold improvements	22,246	21,604
Construction in progress	1,124	4,660
	578,785	567,691
Less: Accumulated depreciation	(394,743)	(378,639)
Property and Equipment, net	$184,042	$189,052
The Company recognized $16,733 and $15,113 in depreciation expense related to property and equipment for the six months ended June 30, 2021 and 2020, respectively.
Deferred Contract Costs
Deferred contract costs, which primarily consist of deferred sales commissions, were $33,352 and $33,781 as of June 30, 2021 and December 31, 2020, respectively. The Company deferred expenses related to contract costs of $1,674 and $1,752 during the three months ended June 30, 2021 and 2020, respectively. During the six months ended June 30, 2021 and 2020, the Company deferred expenses related to contract costs of $4,046 and $4,749, respectively. Amortization expense related to deferred contract costs were $4,475 and $2,632 during the six months ended June 30, 2021 and 2020, respectively, and are included in Compensation, benefits and other personnel on the accompanying Consolidated Statements of Operations. There was no impairment loss in relation to deferred contract costs during the six months ended June 30, 2021.
Accrued Liabilities
Accrued liabilities on the accompanying Consolidated Balance Sheets consist of:

	June 30, 2021	December 31, 2020
Accrued employee compensation	$65,355	$95,656
Accrued employee benefits and other personnel	15,073	18,770
Accrued consulting, outsourcing and professional fees	36,147	31,907
Accrued sub-advisory, distribution and other asset management fees	59,944	49,924
Accrued dividend payable	—	53,127
Other accrued liabilities	35,465	50,461
Total accrued liabilities	$211,984	$299,845

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
The pricing policies and procedures applied for our Level 1 and Level 2 financial assets during the six months ended June 30, 2021 were consistent with those as described in the Company's Annual Report on Form 10-K at December 31, 2020. The Company had no Level 3 financial assets at June 30, 2021 or December 31, 2020 that were required to be measured at fair value on a recurring basis. Level 3 financial liabilities at June 30, 2021 and December 31, 2020 consist entirely of the estimated contingent consideration resulting from an acquisition (See Note 12). The fair value of the contingent consideration was determined using a Monte-Carlo simulation model. Key assumptions for the Monte-Carlo simulation model include expected revenues, expected volatility, risk-free rate and other factors. There were no transfers of financial assets between levels within the fair value hierarchy during the six months ended June 30, 2021.
The fair value of certain financial assets of the Company was determined using the following inputs:

		Fair Value Measurements at the End of the Reporting Period Using
Assets	June 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity securities	$12,731	$12,731	$—
Available-for-sale debt securities	117,308	—	117,308
Fixed-income securities owned	26,174	—	26,174
Investment funds sponsored by LSV (1)	6,932
	$163,145	$12,731	$143,482

		Fair Value Measurements at the End of the Reporting Period Using
Assets	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity securities	$12,142	$12,142	$—
Available-for-sale debt securities	93,277	—	93,277
Fixed-income securities owned	34,064	—	34,064
Investment funds sponsored by LSV (1)	6,166
	$145,649	$12,142	$127,341
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
Cash Equivalents
Investments in money market funds and commercial paper classified as cash equivalents had a fair value of $452,428 and $462,624 at June 30, 2021 and December 31, 2020, respectively. There were no material unrealized or realized gains or losses from these investments during the six months ended June 30, 2021 and 2020. Investments in money market funds and commercial paper are Level 1 assets.
Available for Sale and Equity Securities
Available For Sale and Equity Securities on the accompanying Consolidated Balance Sheets consist of:

	At June 30, 2021
	Cost Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-sale debt securities	$115,818	$1,490	$—	$117,308
SEI-sponsored mutual funds	6,896	666	—	7,562
Equities and other mutual funds	4,933	236	—	5,169
	$127,647	$2,392	$—	$130,039

	At December 31, 2020
	Cost Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-sale debt securities	$91,262	$2,015	$—	$93,277
SEI-sponsored mutual funds	6,866	382	—	7,248
Equities and other mutual funds	4,421	473	—	4,894
	$102,549	$2,870	$—	$105,419
Net unrealized gains at June 30, 2021 of available-for-sale debt securities were $1,148 (net of income tax expense of $342). Net unrealized gains at December 31, 2020 of available-for-sale debt securities were $1,551 (net of income tax expense of $464). These net unrealized gains are reported as a separate component of Accumulated other comprehensive loss on the accompanying Consolidated Balance Sheets.
There were gross realized losses of $556 and $280 from available-for-sale debt securities during the six months ended June 30, 2021 and 2020, respectively. There were no gross realized gains from available-for-sale debt securities during the six months ended June 30, 2021 and 2020. Realized losses from available-for-sale debt securities, including amounts reclassified from accumulated comprehensive loss, are reflected in Net gain (loss) from investments on the accompanying Consolidated Statements of Operations.
There were gross realized gains of $613 and gross realized losses of $59 from mutual funds and equities during the six months ended June 30, 2021. There were gross realized gains of $196 and gross realized losses of $240 from mutual funds and equities during the six months ended June 30, 2020. Gains and losses from mutual funds and equities are reflected in Net gain (loss) from investments on the accompanying Consolidated Statements of Operations.
Investments in Affiliated Funds
The Company has an investment in funds sponsored by LSV. The Company records this investment on the accompanying Consolidated Balance Sheets at fair value. Unrealized gains and losses from the change in fair value of these funds are recognized in Net gain (loss) from investments on the accompanying Consolidated Statements of Operations.
The funds had a fair value of $6,932 and $6,166 at June 30, 2021 and December 31, 2020, respectively. The Company recognized unrealized gains of $309 and $996 during the three months ended June 30, 2021 and 2020, respectively, from the change in fair value of the funds. The Company recognized unrealized gains of $766 and unrealized losses of $1,239 during the six months ended June 30, 2021 and 2020, respectively, from the change in fair value of the funds.
Securities Owned
The Company’s broker-dealer subsidiary, SIDCO, has investments in U.S. government agency securities with maturity dates less than one year. These investments are reflected as Securities owned on the accompanying Consolidated

Balance Sheets. Due to specialized accounting practices applicable to investments by broker-dealers, the securities are reported at fair value and changes in fair value are recorded in current period earnings. The securities had a fair value of $26,174 and $34,064 at June 30, 2021 and December 31, 2020, respectively. There were no material net gains or losses related to the securities during the three and six months ended June 30, 2021 and 2020.

Note 6.    Line of Credit
On April 23, 2021 (the Closing Date), the Company entered into a new five-year $325,000 Credit Agreement (the Credit Facility) with Wells Fargo Bank, N.A., and a syndicate of other lenders. The Credit Facility became available on the Closing Date and replaced the former credit facility agreement (the 2016 Credit Facility). The Credit Facility is scheduled to expire in April 2026, at which time any aggregate principal amount of loans outstanding becomes payable in full. Any borrowings made under the Credit Facility will accrue interest at rates that, at the Company's option, are based on a base rate (the Base Rate) plus a premium that can range from 0.25% to 1.00% or the London InterBank Offered Rate (LIBOR) plus a premium that can range from 1.25% to 2.00% depending on the Company’s Leverage Ratio (a ratio of consolidated indebtedness to consolidated EBITDA for the four preceding fiscal quarters, all as defined in the related agreement). The Base Rate is defined as the highest of a) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 0.50%, b) the prime commercial lending rate of Wells Fargo, c) the applicable LIBOR plus 1.00%, or d) 0%. The Credit Facility includes fallback language clearly defining an alternative reference rate which provides for specified replacement rates upon a LIBOR cessation event. At the time of a LIBOR cessation event, the replacement rate, the Secured Overnight Financing Rate (SOFR), self-executes without the need for negotiations or a formal amendment process.
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
As of June 30, 2021, the Company had outstanding letters of credit of $5,808 under the Credit Facility. These letters of credit were issued primarily for the expansion of the Company's headquarters and are scheduled to expire during 2021. The amount of the Credit Facility that is available for general corporate purposes as of June 30, 2021 was $319,192.
The Company was in compliance with all covenants of the credit facilities during the six months ended June 30, 2021.

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

The Company recognized stock-based compensation expense in its Consolidated Financial Statements in the three and six months ended June 30, 2021 and 2020, respectively, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock-based compensation expense	$10,103	$7,062	$19,855	$13,991
Less: Deferred tax benefit	(1,904)	(1,318)	(3,758)	(2,703)
Stock-based compensation expense, net of tax	$8,199	$5,744	$16,097	$11,288
The Company revised its estimate of when some vesting targets are expected to be achieved. This change in management's estimate resulted in an increase of $759 in stock-based compensation expense during the six months ended June 30, 2021.
As of June 30, 2021, there was approximately $86,667 of unrecognized compensation cost remaining related to unvested employee stock options that management expects will vest and is being amortized.
The Company issues new common shares associated with the exercise of stock options. The total intrinsic value of options exercised during the six months ended June 30, 2021 was $23,814. The total options exercisable as of June 30, 2021 had an intrinsic value of $125,738. The total intrinsic value for options exercisable is calculated as the difference between the market value of the Company’s common stock as of June 30, 2021 and the weighted average exercise price of the options. The market value of the Company’s common stock as of June 30, 2021 was $61.97 as reported by the Nasdaq Stock Market, LLC. The weighted average exercise price of the options exercisable as of June 30, 2021 was $40.35. Total options that were outstanding as of June 30, 2021 were 17,345,000. Total options that were exercisable as of June 30, 2021 were 5,814,000.
Common Stock Buyback
The Company’s Board of Directors, under multiple authorizations, has authorized the repurchase of common stock on the open market or through private transactions. The Company purchased 3,238,000 shares at a total cost of $196,158 during the six months ended June 30, 2021, which reduced the total shares outstanding of common stock. The cost of stock purchases during the period includes the cost of certain transactions that settled in the following quarter. On June 2, 2021, the Company's Board of Directors approved an increase in the stock repurchase program by an additional $250,000. As of June 30, 2021, the Company had approximately $246,669 of authorization remaining for the purchase of common stock under the program.
The Company immediately retires its common stock when purchased. Upon retirement, the Company reduces Capital in excess of par value for the average capital per share outstanding and the remainder is charged against Retained earnings. If the Company reduces its Retained earnings to zero, any subsequent purchases of common stock will be charged entirely to Capital in excess of par value.
Cash Dividend
On June 2, 2021, the Board of Directors declared a cash dividend of $0.37 per share on the Company's common stock, which was paid on June 22, 2021, to shareholders of record on June 14, 2021. Cash dividends declared during the six months ended June 30, 2021 and 2020 were $52,389 and $51,462, respectively.
Note 8.    Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss, net of tax, are as follows:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Investments	Accumulated Other Comprehensive Loss
Balance, January 1, 2021	$(18,349)	$1,551	$(16,798)

Other comprehensive income before reclassifications	2,679	(835)	1,844
Amounts reclassified from accumulated other comprehensive loss	—	432	432
Net current-period other comprehensive income	2,679	(403)	2,276

Balance, June 30, 2021	$(15,670)	$1,148	$(14,522)

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
The information in the following tables is derived from internal financial reporting used for corporate management purposes. There are no inter-segment revenues for the three and six months ended June 30, 2021 and 2020. Management evaluates Company assets on a consolidated basis during interim periods. The accounting policies of the reportable business segments are the same as those described in Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
The following tables highlight certain financial information about each of the business segments for the three months ended June 30, 2021 and 2020:

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Three Months Ended June 30, 2021
Revenues	$123,676	$119,396	$85,699	$142,808	$4,072	$475,651
Expenses	117,654	59,133	41,895	84,995	13,631	317,308
Operating profit (loss)	$6,022	$60,263	$43,804	$57,813	$(9,559)	$158,343

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Three Months Ended June 30, 2020
Revenues	$107,726	$93,708	$76,523	$119,340	$3,349	$400,646
Expenses	107,723	50,149	36,937	74,668	13,466	282,943
Operating profit (loss)	$3	$43,559	$39,586	$44,672	$(10,117)	$117,703

A reconciliation of the total operating profit reported for the business segments to income from operations in the Consolidated Statements of Operations for the three months ended June 30, 2021 and 2020 is as follows:

	2021	2020
Total operating profit from segments	$158,343	$117,703
Corporate overhead expenses	(22,322)	(17,391)
Income from operations	$136,021	$100,312
The following tables provide additional information for the three months ended June 30, 2021 and 2020 pertaining to the business segments:

	Capital Expenditures (1)		Depreciation
	2021	2020	2021	2020
Private Banks	$8,594	$6,634	$4,178	$3,965
Investment Advisors	3,580	3,803	1,417	1,172
Institutional Investors	884	1,029	353	301
Investment Managers	3,373	7,259	2,027	1,869
Investments in New Businesses	313	332	100	76
Total from business segments	$16,744	$19,057	$8,075	$7,383
Corporate overhead	418	798	349	257
	$17,162	$19,855	$8,424	$7,640
(1) Capital expenditures include additions to property and equipment and capitalized software.

	Amortization
	2021	2020
Private Banks	$8,633	$7,464
Investment Advisors	2,909	2,664
Institutional Investors	427	427
Investment Managers	2,444	2,342
Investments in New Businesses	185	185
Total from business segments	$14,598	$13,082
Corporate overhead	125	58
	$14,723	$13,140
The following tables highlight certain financial information about each of business segment for the six months ended June 30, 2021 and 2020:

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Six Months Ended June 30, 2021
Revenues	$241,284	$232,690	$170,198	$279,227	$7,938	$931,337
Expenses	228,378	114,160	81,053	168,015	27,035	618,641
Operating profit (loss)	$12,906	$118,530	$89,145	$111,212	$(19,097)	$312,696

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Six Months Ended June 30, 2020
Revenues	$220,947	$196,029	$155,726	$235,969	$6,737	$815,408
Expenses	218,376	102,581	75,204	148,957	24,376	569,494
Operating profit (loss)	$2,571	$93,448	$80,522	$87,012	$(17,639)	$245,914

A reconciliation of the total operating profit reported for the business segments to income from operations in the Consolidated Statements of Operations for the six months ended June 30, 2021 and 2020:

	2021	2020
Total operating profit from segments	$312,696	$245,914
Corporate overhead expenses	(43,838)	(35,374)
Income from operations	$268,858	$210,540
The following tables provide additional information for the six months ended June 30, 2021 and 2020:

	Capital Expenditures (1)		Depreciation
	2021	2020	2021	2020
Private Banks	$14,423	$16,559	$8,310	$7,847
Investment Advisors	5,888	9,193	2,706	2,323
Institutional Investors	1,395	2,387	711	603
Investment Managers	5,004	16,291	4,080	3,681
Investments in New Businesses	452	750	246	146
Total from business segments	$27,162	$45,180	$16,053	$14,600
Corporate Overhead	578	1,795	680	513
	$27,740	$46,975	$16,733	$15,113

	Amortization
	2021	2020
Private Banks	$17,209	$14,885
Investment Advisors	5,536	5,316
Institutional Investors	853	854
Investment Managers	4,924	4,677
Investments in New Businesses	370	370
Total from business segments	$28,892	$26,102
Corporate Overhead	183	115
	$29,075	$26,217

Note 10.    Income Taxes
The gross liability for unrecognized tax benefits at June 30, 2021 and December 31, 2020 was $16,850 and $15,911, respectively, exclusive of interest and penalties, of which $16,799 and $15,761 would affect the effective tax rate if the Company were to recognize the tax benefit.
The Company classifies interest and penalties on unrecognized tax benefits as income tax expense. As of June 30, 2021 and December 31, 2020, the combined amount of accrued interest and penalties related to tax positions taken on tax returns was $2,250 and $2,105, respectively.

	June 30, 2021	December 31, 2020
Gross liability for unrecognized tax benefits, exclusive of interest and penalties	$16,850	$15,911
Interest and penalties on unrecognized benefits	2,250	2,105
Total gross uncertain tax positions	$19,100	$18,016
Amount included in Current liabilities	$6,053	$6,546
Amount included in Other long-term liabilities	13,047	11,470
	$19,100	$18,016

The effective income tax rate for the three and six months ended June 30, 2021 and 2020 differs from the federal income tax statutory rate due to the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Statutory rate	21.0%	21.0%	21.0%	21.0%
State taxes, net of federal tax benefit	3.2	3.3	3.2	3.2
Foreign tax expense and tax rate differential	(0.1)	(0.2)	(0.1)	(0.1)
Tax benefit from stock option exercises	(1.2)	(0.4)	(1.2)	(1.3)
Other, net	(0.6)	(0.4)	(0.4)	(0.4)
	22.3%	23.3%	22.5%	22.4%
The decrease in the effective tax rate for the three months ended June 30, 2021 was primarily due to increased tax benefits related to the higher volume of stock option exercises in 2021 compared to the prior year period.
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
The Company estimates it will recognize $6,053 of gross unrecognized tax benefits. This amount is expected to be paid within one year or to be removed at the expiration of the statute of limitations and resolution of income tax audits and is netted against the current payable account. These unrecognized tax benefits are related to tax positions taken on certain federal, state, and foreign tax returns. However, the timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. While it is reasonably possible that some issues under examination could be resolved in the next twelve months, based upon the current facts and circumstances, the Company cannot reasonably estimate the timing of such resolution or the total range of potential changes as it relates to the current unrecognized tax benefits that are recorded as part of the Company’s financial statements.

Note 11.    Commitments and Contingencies
In the ordinary course of business, the Company from time to time enters into contracts containing indemnification obligations of the Company. These obligations may require the Company to make payments to another party upon the occurrence of certain events including the failure by the Company to meet its performance obligations under the contract. These contractual indemnification provisions are often standard contractual terms of the nature customarily found in the type of contracts entered into by the Company. In many cases, there are no stated or notional amounts included in the indemnification provisions. There are no amounts reflected on the Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020 related to these indemnifications.
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

With respect to the Lillie proceeding, on July 9, 2019, the District Court issued an order granting SEI’s Summary Judgment Motion to dismiss the remaining Section 714(B) claim and denying Plaintiffs’ Motion for Continuance of SEI and SPTC’s Motion for Summary Judgment pursuant to Rule 56(d). On August 27, 2019, Plaintiffs-Appellants filed a Notice of Appeal to the United States Court of Appeals for the Fifth Circuit of the District Court's dismissal of the Lillie matter. On May 14, 2021, the United States Court of Appeals for the Fifth Circuit unanimously affirmed the District Court’s order granting summary judgment in favor SEI and the Insurer Defendants in the Lillie matter.
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
On October 23, 2020, the United States District Court for the Eastern District of Pennsylvania dismissed SEI’s federal antitrust claims and declined to rule on the state law claims on the basis that in the absence of the anti-trust claim, the court had no jurisdiction over the state law claims. SGSI has appealed the dismissal of the federal anti-trust claims to the Third Circuit Court of Appeals, which is currently pending.
Since October 23, 2020, Advent and SGSI have been litigating the remaining breach of contract and tortious interference with contract claims in New York State Court. Additionally, SGSI made motions for injunctive relief to insure that Advent provided SGSI with access to the Geneva, Moxy and APX software modules as SGSI believes is required pursuant to the terms of a valid contract.
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
On January 15, 2021, SS&C Advent appealed Judge Borrok’s order granting SEI’s motion for preliminary injunctive relief to the Appellate Division of the Supreme Court of the State of New York, First Department. The Appellate Division affirmed the injunction order on June 15, 2021.
The parties are beginning discovery and participating in a voluntary mediation moderated by Judge Borrok, pursuant to which the parties are actively negotiating the terms of a settlement agreement.
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

Note 12.    Goodwill and Intangible Assets
On April 2, 2018, the Company acquired all ownership interests of Huntington Steele, LLC (Huntington Steele). The total purchase price was allocated to Huntington Steele’s net tangible and intangible assets based upon their estimated fair values at the date of purchase. The excess purchase price over the value of the identifiable intangible assets was recorded as goodwill. The total amount of goodwill from this transaction amounted to $11,499 and is included on the accompanying Consolidated Balance Sheets. The total purchase price for Huntington Steele included a contingent purchase price payable to the sellers upon the attainment of specified financial measures determined at various intervals occurring between 2019 and 2023. The Company made payments of $3,965 and $633 during the six months ended June 30, 2021 and 2020, respectively, to the sellers. As of June 30, 2021, the current portion of the contingent consideration of $765 is included in Accrued liabilities on the accompanying Balance Sheet. The long-term portion of the contingent consideration of $7,994 is included in Other long-term liabilities on the accompanying Balance Sheet.
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
There were no changes to goodwill during the six months ended June 30, 2021.
The Company recognized $1,842 of amortization expense related to the intangible assets acquired through acquisitions of Huntington Steele and Archway during the six months ended June 30, 2021 and 2020.

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
Disaggregation of Revenue
The following tables provide additional information pertaining to our revenues disaggregated by major product line and primary geographic market based on the location of the use of the products or services for each of the business segments for the three months ended June 30, 2021 and 2020:

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
Major Product Lines:	For the Three Months Ended June 30, 2021
Investment management fees from pooled investment products	$33,708	$75,039	$13,638	$14	$326	$122,725
Investment management fees from investment management agreements	603	38,345	71,342	—	3,561	113,851
Investment operations fees	402	—	—	132,262	—	132,664
Investment processing fees - PaaS	55,746	—	—	—	—	55,746
Investment processing fees - SaaS	28,442	—	—	3,855	—	32,297
Professional services fees	3,928	—	—	867	—	4,795
Account fees and other	847	6,012	719	5,810	185	13,573
Total revenues	$123,676	$119,396	$85,699	$142,808	$4,072	$475,651

Primary Geographic Markets:
United States	$78,848	$119,396	$67,792	$132,648	$4,072	$402,756
United Kingdom	28,082	—	14,035	—	—	42,117
Canada	12,152	—	1,198	—	—	13,350
Ireland	4,594	—	2,546	10,160	—	17,300
Other	—	—	128	—	—	128
Total revenues	$123,676	$119,396	$85,699	$142,808	$4,072	$475,651

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
Major Product Lines:	For the Three Months Ended June 30, 2020
Investment management fees from pooled investment products	$30,307	$62,251	$12,894	$163	$348	$105,963
Investment management fees from investment management agreements	292	26,545	62,924	—	2,908	92,669
Investment operations fees	438	—	—	109,078	—	109,516
Investment processing fees - PaaS	44,191	—	—	—	—	44,191
Investment processing fees - SaaS	28,047	—	—	3,392	—	31,439
Professional services fees	3,157	—	—	1,384	—	4,541
Account fees and other	1,294	4,912	705	5,323	93	12,327
Total revenues	$107,726	$93,708	$76,523	$119,340	$3,349	$400,646

Primary Geographic Markets:
United States	$71,607	$93,708	$60,414	$111,137	$3,349	$340,215
United Kingdom	22,345	—	12,280	—	—	34,625
Canada	9,726	—	1,431	—	—	11,157
Ireland	4,048	—	2,265	8,203	—	14,516
Other	—	—	133	—	—	133
Total revenues	$107,726	$93,708	$76,523	$119,340	$3,349	$400,646

The following tables provide additional information pertaining to our revenues disaggregated by major product line and primary geographic market based on the location of the use of the products or services for each of the Company’s business segments for the six months ended June 30, 2021 and 2020:

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
Major Product Lines:	For the Six Months Ended June 30, 2021
Investment management fees from pooled investment products	$66,272	$147,693	$27,726	$73	$655	$242,419
Investment management fees from investment management agreements	1,076	73,059	141,285	—	6,947	222,367
Investment operations fees	771	—	—	257,423	—	258,194
Investment processing fees - PaaS	106,622	—	—	—	—	106,622
Investment processing fees - SaaS	56,252	—	—	7,561	—	63,813
Professional services fees	8,335	—	—	2,014	—	10,349
Account fees and other	1,956	11,938	1,187	12,156	336	27,573
Total revenues	$241,284	$232,690	$170,198	$279,227	$7,938	$931,337

Primary Geographic Markets:
United States	$153,943	$232,690	$134,512	$259,664	$7,938	$788,747
United Kingdom	54,747	—	27,764	—	—	82,511
Canada	23,634	—	2,500	—	—	26,134
Ireland	8,960	—	5,165	19,563	—	33,688
Other	—	—	257	—	—	257
Total revenues	$241,284	$232,690	$170,198	$279,227	$7,938	$931,337

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
Major Product Lines:	For the Six Months Ended June 30, 2020
Investment management fees from pooled investment products	$63,151	$132,431	$26,211	$356	$707	$222,856
Investment management fees from investment management agreements	639	53,965	128,634	—	5,871	189,109
Investment operations fees	913	—	—	215,279	—	216,192
Investment processing fees - PaaS	90,344	—	—	—	—	90,344
Investment processing fees - SaaS	57,216	—	—	6,643	—	63,859
Professional services fees	5,872	—	—	2,658	—	8,530
Account fees and other	2,812	9,633	881	11,033	159	24,518
Total revenues	$220,947	$196,029	$155,726	$235,969	$6,737	$815,408

Primary Geographic Markets:
United States	$145,621	$196,029	$122,503	$219,580	$6,737	$690,470
United Kingdom	46,704	—	25,104	—	—	71,808
Canada	20,127	—	3,029	—	—	23,156
Ireland	8,495	—	4,795	16,389	—	29,679
Other	—	—	295	—	—	295
Total revenues	$220,947	$196,029	$155,726	$235,969	$6,737	$815,408
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

Overview
Consolidated Summary
SEI is a leading global provider of technology-driven wealth and investment management solutions. We deliver comprehensive platforms, services and infrastructure—encompassing technology, operational, and investment management services—to help wealth managers, financial advisors, investment managers, family offices, institutional and private investors create and manage wealth. Investment processing fees are earned as either monthly fees for contracted services or as a percentage of the market value of our clients' assets processed on our platforms. Investment operations and investment management fees are earned as a percentage of assets under management, administration or advised assets (See Note 13 to the Consolidated Financial Statements for more information pertaining to our revenues). As of June 30, 2021, through our subsidiaries and partnerships in which we have a significant interest, we manage, advise or administer $1.3 trillion in hedge, private equity, mutual fund and pooled or separately managed assets, including $399.1 billion in assets under management and $880.4 billion in client assets under administration. Our affiliate, LSV Asset Management (LSV), manages $102.4 billion of assets which are included as assets under management.
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020 were:

	Three Months Ended June 30,		Percent Change*	Six Months Ended June 30,		Percent Change*
	2021	2020		2021	2020
Revenues	$475,651	$400,646	19%	$931,337	$815,408	14%
Expenses	339,630	300,334	13%	662,479	604,868	10%
Income from operations	136,021	100,312	36%	268,858	210,540	28%
Net gain (loss) from investments	377	1,903	(80)%	709	(2,086)	NM
Interest income, net of interest expense	748	1,219	(39)%	1,570	4,270	(63)%
Equity in earnings from unconsolidated affiliate	35,065	28,276	24%	68,415	58,183	18%
Income before income taxes	172,211	131,710	31%	339,552	270,907	25%
Income taxes	38,433	30,644	25%	76,304	60,599	26%
Net income	133,778	101,066	32%	263,248	210,308	25%
Diluted earnings per common share	$0.93	$0.68	37%	$1.82	$1.39	31%
* Variances noted "NM" indicate the percent change is not meaningful.
The following items had a significant impact on our financial results for the three and six months ended June 30, 2021 and 2020:
•Revenue from Asset management, administration and distribution fees increased primarily from higher average assets under administration from market appreciation and positive cash flows from new and existing clients in the Investment Managers segment. Average assets under administration increased $185.4 billion, or 24%, to $839.9 billion in the first six months of 2021 as compared to $676.0 billion during the first six months of 2020.
•Average assets under management, excluding LSV, increased $54.9 billion to $286.9 billion in the first six months of 2021 as compared to $232.0 billion during the first six months of 2020. The increase was primarily due to market appreciation from the strong recovery of capital markets during the later half of 2020 and first half of 2021. Recent defined benefit plan client losses in the Institutional Investors segment partially offset the increase. These client losses will also negatively impact revenues during the third quarter 2021.
•Information processing and software servicing fees in the Private Banks segment increased $17.3 million during the first six months of 2021 due to higher asset balances processed on SWP.
•Earnings from LSV increased to $68.4 million in the first six months of 2021 as compared to $58.2 million in the first six months of 2020 due to higher assets under management from market appreciation and new clients. Negative cash flows from existing clients and client losses partially offset the increase in earnings from LSV.

•Operating expenses increased primarily from direct costs related to increased revenues and higher personnel costs to service new clients in the Investment Managers segment.
•We capitalized $12.2 million in the first six months of 2021 for the SEI Wealth Platform as compared to $11.8 million in the first six months of 2020. Amortization expense related to SWP increased to $23.9 million during the first six months of 2021 as compared to $21.7 million during the first six months of 2020 due to additional enhancements placed in service.
•The effective tax rate during the second quarter of 2021 was 22.3% as compared to 23.3% during the second quarter of 2020. The decrease in the tax rate was primarily due to increased tax benefits associated with stock option exercises. The effective tax rate was 22.5% during the first six months of 2021 as compared to 22.4% during the first six months of 2020.
•We continued the stock repurchase program during 2021 and purchased 3.2 million shares for $196.2 million in the six month period.
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

Ending Asset Balances
(In millions)

	As of June 30,		Percent Change
	2021	2020
Private Banks:
Equity and fixed-income programs	$26,264	$22,974	14%
Collective trust fund programs	7	5	40%
Liquidity funds	3,654	4,291	(15)%
Total assets under management	$29,925	$27,270	10%
Client assets under administration	4,412	23,903	(82)%
Total assets	$34,337	$51,173	(33)%
Investment Advisors:
Equity and fixed-income programs	$78,052	$59,958	30%
Collective trust fund programs	1	3	(67)%
Liquidity funds	3,550	6,648	(47)%
Total assets under management	$81,603	$66,609	23%
Institutional Investors:
Equity and fixed-income programs	$93,010	$80,257	16%
Collective trust fund programs	5	103	(95)%
Liquidity funds	2,516	1,924	31%
Total assets under management	$95,531	$82,284	16%
Client assets under advisement	4,566	3,326	37%
Total assets	$100,097	$85,610	17%
Investment Managers:
Collective trust fund programs	$87,012	$58,178	50%
Liquidity funds	473	664	(29)%
Total assets under management	$87,485	$58,842	49%
Client assets under administration (A)	875,942	668,611	31%
Total assets	$963,427	$727,453	32%
Investments in New Businesses:
Equity and fixed-income programs	$1,924	$1,498	28%
Liquidity funds	191	194	(2)%
Total assets under management	$2,115	$1,692	25%
Client assets under advisement	1,422	1,193	19%
Total assets	$3,537	$2,885	23%
LSV:
Equity and fixed-income programs (B)	$102,404	$81,134	26%
Total:
Equity and fixed-income programs (C)	$301,654	$245,821	23%
Collective trust fund programs	87,025	58,289	49%
Liquidity funds	10,384	13,721	(24)%
Total assets under management	$399,063	$317,831	26%
Client assets under advisement	5,988	4,519	33%
Client assets under administration (D)	880,354	692,514	27%
Total assets under management, advisement and administration	$1,285,405	$1,014,864	27%

(A)Client assets under administration in the Investment Managers segment include $49.6 billion of assets that are at fee levels below our normal full service assets (as of June 30, 2021).
(B)    Equity and fixed-income programs include assets managed by LSV in which fees are based on performance only. The ending value of these assets as of June 30, 2021 was $2.4 billion.
(C)    Equity and fixed-income programs include $8.0 billion of assets invested in various asset allocation funds at June 30, 2021.
(D)    In addition to the numbers presented, SEI also administers an additional $13.5 billion in Funds of Funds assets (as of June 30, 2021) on which SEI does not earn an administration fee.

Average Asset Balances
(In millions)

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2021	2020		2021	2020
Private Banks:
Equity and fixed-income programs	$26,056	$22,229	17%	$25,598	$23,443	9%
Collective trust fund programs	7	5	40%	7	5	40%
Liquidity funds	3,833	4,366	(12)%	3,855	3,974	(3)%
Total assets under management	$29,896	$26,600	12%	$29,460	$27,422	7%
Client assets under administration	4,405	23,819	(82)%	4,361	24,330	(82)%
Total assets	$34,301	$50,419	(32)%	$33,821	$51,752	(35)%
Investment Advisors:
Equity and fixed-income programs	$76,839	$57,429	34%	$75,039	$61,181	23%
Collective trust fund programs	1	3	(67)%	1	3	(67)%
Liquidity funds	3,370	6,923	(51)%	3,495	5,104	(32)%
Total assets under management	$80,210	$64,355	25%	$78,535	$66,288	18%
Institutional Investors:
Equity and fixed-income programs	$93,458	$77,037	21%	$92,404	$78,482	18%
Collective trust fund programs	68	100	(32)%	82	93	(12)%
Liquidity funds	2,681	2,476	8%	2,651	2,409	10%
Total assets under management	$96,207	$79,613	21%	$95,137	$80,984	17%
Client assets under advisement	4,516	3,362	34%	4,331	3,561	22%
Total assets	$100,723	$82,975	21%	$99,468	$84,545	18%
Investment Managers:
Collective trust fund programs	$84,553	$54,061	56%	$81,294	$55,007	48%
Liquidity funds	469	482	(3)%	480	550	(13)%
Total assets under management	$85,022	$54,543	56%	$81,774	$55,557	47%
Client assets under administration (A)	853,810	649,012	32%	835,570	651,699	28%
Total assets	$938,832	$703,555	33%	$917,344	$707,256	30%
Investments in New Businesses:
Equity and fixed-income programs	$1,870	$1,468	27%	$1,807	$1,566	15%
Liquidity funds	236	182	30%	203	175	16%
Total assets under management	$2,106	$1,650	28%	$2,010	$1,741	15%
Client assets under advisement	1,406	1,148	22%	1,367	1,185	15%
Total assets	$3,512	$2,798	26%	$3,377	$2,926	15%
LSV:
Equity and fixed-income programs (B)	$103,583	$80,395	29%	$100,530	$84,227	19%
Total:
Equity and fixed-income programs (C)	$301,806	$238,558	27%	$295,378	$248,899	19%
Collective trust fund programs	84,629	54,169	56%	81,384	55,108	48%
Liquidity funds	10,589	14,429	(27)%	10,684	12,212	(13)%
Total assets under management	$397,024	$307,156	29%	$387,446	$316,219	23%
Client assets under advisement	5,922	4,510	31%	5,698	4,746	20%
Client assets under administration (D)	858,215	672,831	28%	839,931	676,029	24%
Total assets under management, advisement and administration	$1,261,161	$984,497	28%	$1,233,075	$996,994	24%

(A)    Average client assets under administration in the Investment Managers segment for the three months ended June 30, 2021 include $51.6 billion that are at fee levels below our normal full service assets.
(B)    Equity and fixed-income programs include assets managed by LSV in which fees are based on performance only. The average value of these assets for the three months ended June 30, 2021 was $2.4 billion.
(C)    Equity and fixed-income programs include $8.0 billion of average assets invested in various asset allocation funds for the three months ended June 30, 2021.
(D)    In addition to the numbers presented, SEI also administers an additional $13.5 billion of average assets in Funds of Funds assets for the three months ended June 30, 2021 on which SEI does not earn an administration fee.

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

Business Segments
Revenues, Expenses and Operating Profit (Loss) for our business segments for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 were as follows:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2021	2020		2021	2020
Private Banks:
Revenues	$123,676	$107,726	15%	$241,284	$220,947	9%
Expenses	117,654	107,723	9%	228,378	218,376	5%
Operating Profit	$6,022	$3	NM	$12,906	$2,571	402%
Operating Margin	5%	—%		5%	1%
Investment Advisors:
Revenues	$119,396	$93,708	27%	$232,690	$196,029	19%
Expenses	59,133	50,149	18%	114,160	102,581	11%
Operating Profit	$60,263	$43,559	38%	$118,530	$93,448	27%
Operating Margin	50%	46%		51%	48%
Institutional Investors:
Revenues	$85,699	$76,523	12%	$170,198	$155,726	9%
Expenses	41,895	36,937	13%	81,053	75,204	8%
Operating Profit	$43,804	$39,586	11%	$89,145	$80,522	11%
Operating Margin	51%	52%		52%	52%
Investment Managers:
Revenues	$142,808	$119,340	20%	$279,227	$235,969	18%
Expenses	84,995	74,668	14%	168,015	148,957	13%
Operating Profit	$57,813	$44,672	29%	$111,212	$87,012	28%
Operating Margin	40%	37%		40%	37%
Investments in New Businesses:
Revenues	$4,072	$3,349	22%	$7,938	$6,737	18%
Expenses	13,631	13,466	1%	27,035	24,376	11%
Operating Loss	$(9,559)	$(10,117)	NM	$(19,097)	$(17,639)	NM
For additional information pertaining to our business segments, see Note 9 to the Consolidated Financial Statements.

Private Banks

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2021	2020		2021	2020
Revenues:
Information processing and software servicing fees	$89,264	$76,655	16%	$173,567	$156,288	11%
Asset management, administration & distribution fees	34,412	31,071	11%	67,717	64,659	5%
Total revenues	$123,676	$107,726	15%	$241,284	$220,947	9%
Revenues increased $16.0 million, or 15%, in the three month period and increased $20.3 million, or 9%, in the six month period ended June 30, 2021 and were primarily affected by:
•Increased investment processing fees from new SWP client conversions and growth from existing SWP clients, partially due to market appreciation;
•Increased investment management fees from existing international clients due to market appreciation;
•Increased non-recurring professional service fees from existing clients and one-time early termination fees from an existing TRUST 3000® client; and
•The positive impact from foreign currency exchange rate fluctuations between the U.S. dollar and the British pound on our foreign operations; partially offset by
•Decreased investment processing fees from the loss of clients; and
•Decreased investment management fees from liquidity products.
Operating margins increased to 5% in the three month and six month periods. Operating margins in the prior year comparable periods were essentially flat. Operating income increased by $6.0 million in the three month period and increased by $10.3 million in the six month period and was primarily affected by:
•An increase in revenues;
•Decreased non-capitalized costs, mainly personnel and consulting costs, related to maintenance, support and client migrations to SWP; and
•The net positive impact from foreign currency exchange rate fluctuations between the U.S. dollar and the British pound on our foreign operations partially offset by
•Increased direct expenses associated with increased investment management fees from existing international clients;
•Increased amortization expense related to SWP due to continued enhancements; and
•Increased personnel and stock-based compensation costs.
Investment Advisors

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2021	2020		2021	2020
Revenues:
Investment management fees-SEI fund programs	$75,039	$62,251	21%	$147,693	$132,431	12%
Separately managed account fees	38,345	26,545	44%	73,059	53,965	35%
Other fees	6,012	4,912	22%	11,938	9,633	24%
Total revenues	$119,396	$93,708	27%	$232,690	$196,029	19%
Revenues increased $25.7 million, or 27%, in the three month period and increased $36.7 million, or 19%, in the six month period ended June 30, 2021 and were primarily affected by:
•Increased separately managed account program fees from positive cash flows into new and existing SEI-sponsored programs; and
•The positive impact to investment management fees from market appreciation; partially offset by
•Negative cash flows from SEI-sponsored mutual funds.

Operating margin increased to 50% compared to 46% in the three month period and increased to 51% compared to 48% in the six month period. Operating income increased $16.7 million, or 38%, in the three month period and increased $25.1 million, or 27%, in the six month period and was primarily affected by:
•An increase in revenues; and
•Decreased non-capitalized costs, mainly personnel and consulting costs, related to maintenance, support and client migrations to SWP; partially offset by
•Increased direct expenses associated with increased assets into our separately managed account program; and
•Increased promotion costs as well as increased personnel and stock-based compensation costs.
Institutional Investors
Revenues increased $9.2 million, or 12%, in the three month period and increased $14.5 million, or 9%, in the six month period ended June 30, 2021 and were primarily affected by:
•Increased investment management fees from market appreciation;
•Asset funding from new sales of our OCIO platform; and
•The positive impact from foreign currency exchange rate fluctuations between the U.S. dollar and the British pound on our foreign operations; partially offset by
•Defined benefit client losses.
Operating margin decreased to 51% compared to 52% in the three month period and remained at 52% in the six month period. Operating income increased $4.2 million, or 11%, in the three month period and increased $8.6 million, or 11%, in the six month period and was primarily affected by:
•An increase in revenues; partially offset by
•Increased direct expenses associated with investment management fees; and
•Increased personnel and stock-based compensation costs.
Investment Managers
Revenues increased $23.5 million, or 20%, in the three month period and increased $43.3 million, or 18%, in the six month period ended June 30, 2021 and were primarily affected by:
•Higher valuations of existing client assets from market appreciation; and
•Positive cash flows into alternative, traditional and separately managed account offerings from new and existing clients; partially offset by
•Client losses and fund closures.
Operating margin increased to 40% compared to 37% in the three month period and increased to 40% compared to 37% in the six month period. Operating income increased $13.1 million, or 29%, in the three month period and increased $24.2 million, or 28%, in the six month period and was primarily affected by:
•An increase in revenues; partially offset by
•Increased costs associated with new business, primarily personnel expenses and third-party vendor costs;
•Increased non-capitalized investment spending, mainly consulting costs; and
•Increased stock-based compensation costs

Other
Corporate overhead expenses
Corporate overhead expenses primarily consist of general and administrative expenses and other costs not directly attributable to a reportable business segment. Corporate overhead expenses were $22.3 million and $17.4 million in the three months ended June 30, 2021 and 2020, respectively, and $43.8 million and $35.4 million in the six months ended June 30, 2021 and 2020, respectively. The increase in corporate overhead expenses is primarily due to an increase in personnel costs, stock-based compensation, consulting and professional fees.

Other income and expense
Other income and expense items on the accompanying Consolidated Statements of Operations consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net gain (loss) from investments	$377	$1,903	$709	$(2,086)
Interest and dividend income	878	1,370	1,823	4,573
Interest expense	(130)	(151)	(253)	(303)
Equity in earnings of unconsolidated affiliate	35,065	28,276	68,415	58,183
Total other income and expense items, net	$36,190	$31,398	$70,694	$60,367
Net gain (loss) from investments
Net gains from investments in the three and six months ended June 30, 2021 were primarily due to unrealized gains recorded in current earnings related to LSV-sponsored investment funds and Company-sponsored mutual funds from market appreciation. Net loss from investments in the six months ended June 30, 2020 were primarily due to unrealized losses related to LSV-sponsored investment funds and Company-sponsored mutual funds from the market downturn caused by the COVID-19 pandemic (See Note 5).
Interest and dividend income
Interest and dividend income is earned based upon the amount of cash that is invested daily. The decrease in interest and dividend income in the three and six months ended June 30, 2021 was due to an overall decline in interest rates.
Equity in earnings of unconsolidated affiliate
Equity in earnings of unconsolidated affiliate reflects our ownership interest in LSV. As of June 30, 2021, our total partnership interest in LSV was 38.7%. The table below presents the revenues and net income of LSV and the proportionate share in LSV's earnings.

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2021	2020		2021	2020
Revenues of LSV	$116,392	$94,648	23%	$227,229	$194,644	17%
Net income of LSV	90,520	72,847	24%	176,440	149,744	18%

SEI's proportionate share in earnings of LSV	$35,065	$28,276	24%	$68,415	$58,183	18%
The increase in earnings from LSV in the three and six months ended June 30, 2021 was due to higher assets under management from market appreciation. Negative cash flows from existing clients and client losses partially offset the increase in earnings from LSV. Average assets under management by LSV increased $16.3 billion to $100.5 billion during the six months ended June 30, 2021 as compared to $84.2 billion during the six months ended June 30, 2020, an increase of 19%.
Income Taxes
The effective income tax rates for the three and six months ended June 30, 2021 and 2020 differ from the federal income tax statutory rate due to the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Statutory rate	21.0%	21.0%	21.0%	21.0%
State taxes, net of federal tax benefit	3.2	3.3	3.2	3.2
Foreign tax expense and tax rate differential	(0.1)	(0.2)	(0.1)	(0.1)
Tax benefit from stock option exercises	(1.2)	(0.4)	(1.2)	(1.3)
Other, net	(0.6)	(0.4)	(0.4)	(0.4)
	22.3%	23.3%	22.5%	22.4%
The decrease in the tax rate during the three months ended June 30, 2021 was primarily due to increased tax benefits related to the higher volume of stock option exercises in 2021 compared to the prior year period.

Stock-Based Compensation
We recognized $19.9 million and $14.0 million in stock-based compensation expense during the six months ended June 30, 2021 and 2020, respectively. The amount of stock-based compensation expense we recognize is based upon management's estimate of when financial vesting targets may be achieved. Any change in the estimate could result in the amount of stock-based compensation expense to be accelerated, spread out over a longer period, or reversed. This may cause volatility in the recognition of stock-based compensation expense in future periods and could materially affect earnings.
We revised our estimate of when some vesting targets are expected to be achieved. This change in estimate resulted in an increase of $759 thousand in stock-based compensation expense during the six months ended June 30, 2021. We expect to recognize $25.7 million in stock-based compensation expense during the remainder of 2021.
Fair Value Measurements
The fair value of financial assets and liabilities, except for the investment funds sponsored by LSV, is determined in accordance with the fair value hierarchy. The fair value of the investment funds sponsored by LSV is measured using the net asset value per share (NAV) as a practical expedient. The fair value of all other financial assets are determined using Level 1 or Level 2 inputs and consist mainly of investments in equity or fixed-income mutual funds that are quoted daily and Government National Mortgage Association (GNMA) and other U.S. government agency securities that are single issuer pools that are valued based on current market data of similar assets. Level 3 financial liabilities at June 30, 2021 and December 31, 2020 consist entirely of the estimated contingent consideration resulting from an acquisition (See Note 12 to the Consolidated Financial Statements).
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
Liquidity and Capital Resources

	Six Months Ended June 30,
	2021	2020
Net cash provided by operating activities	$324,997	$264,132
Net cash used in investing activities	(56,087)	(37,393)
Net cash used in financing activities	(277,936)	(299,364)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,578	(10,545)
Net decrease in cash, cash equivalents and restricted cash	(6,448)	(83,170)
Cash, cash equivalents and restricted cash, beginning of period	787,727	844,547
Cash, cash equivalents and restricted cash, end of period	$781,279	$761,377

Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing. At June 30, 2021, our unused sources of liquidity consisted of cash and cash equivalents and the amount available under our credit facility.
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
We had outstanding letters of credit of $5.8 million as of July 22, 2021 which reduced our amount available under the credit facility to $319.2 million. These letters of credit were primarily issued for the expansion of our corporate headquarters completed in 2020 and are due to expire in 2021.
The majority of excess cash reserves are primarily placed in accounts located in the United States that invest entirely in SEI-sponsored money market mutual funds denominated in the U.S. dollar. We also utilize demand deposit accounts or money market accounts at several well-established financial institutions located in the United States. Accounts used to manage these excess cash reserves do not impose any restrictions or limitations that would prevent us from being able to access such cash amounts immediately. As of July 22, 2021, the amount of cash and cash equivalents considered free and immediately accessible for other general corporate purposes was $352.8 million.
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
Cash flows from operations increased $60.9 million in the first six months of 2021 compared to the first six months of 2020 primarily from the increase in net income and increased repayments from LSV related to their working capital accounts. The negative impact from the change in the Company's working capital accounts and lower distribution payments received from LSV partially offset the increase.
Net cash used in investing activities includes:
•Purchases, sales and maturities of marketable securities. Purchases, sales and maturities of marketable securities in the first six months of 2021 and 2020 were as follows:

	Six Months Ended June 30,
	2021	2020
Purchases	$(81,541)	$(60,764)
Sales and maturities	64,194	71,846
Net investing activities from marketable securities	$(17,347)	$11,082
•The capitalization of costs incurred in developing computer software. We capitalized $12.3 million of software development costs in the first six months of 2021 as compared to $12.5 million in the first six months of 2020. The majority of our software development costs are related to significant enhancements for the expanded functionality of the SEI Wealth Platform.
•Capital expenditures. Capital expenditures in the first six months of 2021 were $15.5 million as compared to $34.4 million in the first six months of 2020. Expenditures in 2021 include capital outlays for purchased software and equipment for data center operations. Expenditures in 2020 include the expansion of our corporate headquarters completed in the fourth quarter 2020 as well as purchased software and equipment. We continue to evaluate improvements to our information technology infrastructure which, if implemented, will result in additional expenditures for purchased software and equipment for data center operations.
•Other investing activities. We made a payment of $11.0 million in the first six months of 2021 to purchase a technology platform providing digital collaboration tools for financial advisors.
Net cash used in financing activities includes:
•The repurchase of common stock. Our Board of Directors has authorized the repurchase of common stock through multiple authorizations. Currently, there is no expiration date for the common stock repurchase program. We had total capital outlays of $197.3 million during the first six months of 2021 and $219.4 million during the first six months of 2020 for the repurchase of common stock.
•Proceeds from the issuance of common stock. We received $28.9 million in proceeds from the issuance of common stock during the first six months of 2021 as compared to $24.6 million during the first six months of 2020. The increase in proceeds is primarily attributable to a higher level of stock option exercise activity.
•Dividend payments. Cash dividends paid were $105.5 million in the first six months of 2021 as compared to $103.9 million in the first six months of 2020.
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
(b) Change in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

(e)    Our Board of Directors has authorized the repurchase of up to $4.682 billion worth of our common stock through multiple authorizations. Currently, there is no expiration date for the common stock repurchase program. On June 2, 2021, our Board of Directors approved an increase in the stock repurchase program by an additional $250.0 million.
Information regarding the repurchase of common stock during the three months ended June 30, 2021 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 2021	540,000	$60.04	540,000	$93,463,000
May 2021	650,000	62.74	650,000	52,683,000
June 2021	896,000	62.48	896,000	246,669,000
Total	2,086,000	$61.95	2,086,000

Item 6.    Exhibits.
The following is a list of exhibits filed as part of the Form 10-Q.

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32	Section 1350 Certifications.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEI INVESTMENTS COMPANY

Date:	July 26, 2021	By:	/s/ Dennis J. McGonigle
Dennis J. McGonigle
Chief Financial Officer