Form 10-Q
period 2021-09-30
SEI INVESTMENTS CO
filed 2021-10-25
CIK 350894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q
________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, as of the close of business on October 21, 2021:

Common Stock, $0.01 par value	139,452,507

SEI INVESTMENTS COMPANY

PART I.        FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements.

SEI Investments Company
Consolidated Balance Sheets
(unaudited)
(In thousands, except par value)

	September 30, 2021	December 31, 2020
Assets
Current Assets:
Cash and cash equivalents	$793,883	$784,626
Restricted cash	351	3,101
Receivables from investment products	59,808	55,271
Receivables, net of allowance for doubtful accounts of $2,669 and $1,100	442,187	385,219
Securities owned	31,770	34,064
Other current assets	42,615	38,696
Total Current Assets	1,370,614	1,300,977
Property and Equipment, net of accumulated depreciation of $400,679 and $378,639	183,802	189,052
Operating Lease Right-of-Use Assets	35,145	38,397
Capitalized Software, net of accumulated amortization of $531,923 and $491,739	250,280	270,977
Available for Sale and Equity Securities	140,079	105,419
Investments in Affiliated Funds, at fair value	6,893	6,166
Investment in Unconsolidated Affiliate	39,872	98,433
Goodwill	64,489	64,489
Intangible Assets, net of accumulated amortization of $15,768 and $12,456	31,992	24,304
Deferred Contract Costs	34,263	33,781
Deferred Income Taxes	2,148	2,972
Other Assets, net	32,224	32,289
Total Assets	$2,191,801	$2,167,256
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Balance Sheets
(unaudited)
(In thousands, except par value)

	September 30, 2021	December 31, 2020
Liabilities and Equity
Current Liabilities:
Accounts payable	$10,772	$7,766
Accrued liabilities	231,043	299,845
Current portion of long-term operating lease liabilities	10,412	8,579
Deferred revenue	1,235	1,085
Total Current Liabilities	253,462	317,275
Long-term Income Taxes Payable	803	803
Deferred Income Taxes	47,434	55,159
Long-term Operating Lease Liabilities	29,857	34,058
Other Long-term Liabilities	22,157	20,054
Total Liabilities	353,713	427,349
Commitments and Contingencies
Shareholders' Equity:
Common stock, $0.01 par value, 750,000 shares authorized; 139,305 and 143,396 shares issued and outstanding	1,393	1,434
Capital in excess of par value	1,228,085	1,190,001
Retained earnings	629,153	565,270
Accumulated other comprehensive loss, net	(20,543)	(16,798)
Total Shareholders' Equity	1,838,088	1,739,907
Total Liabilities and Shareholders' Equity	$2,191,801	$2,167,256
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Statements of Operations
(unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Asset management, administration and distribution fees	$393,296	$339,609	$1,143,451	$992,039
Information processing and software servicing fees	92,026	85,318	273,208	248,296
Total revenues	485,322	424,927	1,416,659	1,240,335
Expenses:
Subadvisory, distribution and other asset management costs	55,619	45,126	161,610	134,645
Software royalties and other information processing costs	7,348	6,992	20,561	21,828
Compensation, benefits and other personnel	150,188	134,795	429,188	391,607
Stock-based compensation	11,318	6,467	31,173	20,458
Consulting, outsourcing and professional fees	55,868	57,949	165,657	168,350
Data processing and computer related	26,650	24,437	79,746	71,647
Facilities, supplies and other costs	14,124	16,679	49,851	47,448
Amortization	14,674	13,200	43,749	39,417
Depreciation	8,408	7,945	25,141	23,058
Total expenses	344,197	313,590	1,006,676	918,458
Income from operations	141,125	111,337	409,983	321,877
Net (loss) gain from investments	(575)	776	134	(1,310)
Interest and dividend income	892	1,009	2,715	5,582
Interest expense	(101)	(153)	(354)	(456)
Equity in earnings of unconsolidated affiliate	35,005	28,305	103,420	86,488
Income before income taxes	176,346	141,274	515,898	412,181
Income taxes	38,301	30,178	114,605	90,777
Net income	$138,045	$111,096	$401,293	$321,404
Basic earnings per common share	$0.98	$0.76	$2.83	$2.18
Shares used to compute basic earnings per share	140,507	145,812	141,928	147,586
Diluted earnings per common share	$0.97	$0.75	$2.79	$2.14
Shares used to compute diluted earnings per share	142,426	147,907	143,981	149,958
Dividends declared per common share	$—	$—	$0.37	$0.35
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Statements of Comprehensive Income
(unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$138,045	$111,096	$401,293	$321,404
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(5,546)	7,085	(2,867)	(5,051)
Unrealized (loss) gain on investments:
Unrealized (losses) gains during the period, net of income taxes of $208, $154, $453 and $(218)	(713)	(542)	(1,548)	702
Reclassification adjustment for losses realized in net income, net of income taxes of $(67), $(63), $(190) and $(126)	238	238	670	455
Total other comprehensive (loss) income, net of tax	(6,021)	6,781	(3,745)	(3,894)
Comprehensive income	$132,024	$117,877	$397,548	$317,510
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Statements of Changes in Equity
(unaudited)
(In thousands)

	Shares of Common Stock	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	For the Three Months Ended September 30, 2021
Balance, July 1, 2021	141,027	$1,410	$1,219,487	$599,231	$(14,522)	$1,805,606
Net income	—	—	—	138,045	—	138,045
Other comprehensive loss	—	—	—	—	(6,021)	(6,021)
Purchase and retirement of common stock	(1,980)	(21)	(11,751)	(108,123)	—	(119,895)
Issuance of common stock under employee stock purchase plan	22	1	1,119	—	—	1,120
Issuance of common stock upon exercise of stock options	236	3	7,912	—	—	7,915
Stock-based compensation	—	—	11,318	—	—	11,318
Balance, September 30, 2021	139,305	$1,393	$1,228,085	$629,153	$(20,543)	$1,838,088

	Shares of Common Stock	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	For the Three Months Ended September 30, 2020
Balance, July 1, 2020	146,445	$1,464	$1,174,411	$566,929	$(34,179)	$1,708,625
Net income	—	—	—	111,096	—	111,096
Other comprehensive income	—	—	—	—	6,781	6,781
Purchase and retirement of common stock	(2,110)	(22)	(11,939)	(96,781)	—	(108,742)
Issuance of common stock under employee stock purchase plan	26	1	1,152	—	—	1,153
Issuance of common stock upon exercise of stock options	130	2	4,051	—	—	4,053
Stock-based compensation	—	—	6,467	—	—	6,467
Balance, September 30, 2020	144,491	$1,445	$1,174,142	$581,244	$(27,398)	$1,729,433
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Statements of Changes in Equity
(unaudited)
(In thousands)

	Shares of Common Stock	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	For the Nine Months Ended September 30, 2021
Balance, January 1, 2021	143,396	$1,434	$1,190,001	$565,270	$(16,798)	$1,739,907
Net income	—	—	—	401,293	—	401,293
Other comprehensive loss	—	—	—	—	(3,745)	(3,745)
Purchase and retirement of common stock	(5,218)	(53)	(30,979)	(285,021)	—	(316,053)
Issuance of common stock under employee stock purchase plan	64	1	3,224	—	—	3,225
Issuance of common stock upon exercise of stock options	1,063	11	34,666	—	—	34,677
Stock-based compensation	—	—	31,173	—	—	31,173
Dividends declared ($0.37 per share)	—	—	—	(52,389)	—	(52,389)
Balance, September 30, 2021	139,305	$1,393	$1,228,085	$629,153	$(20,543)	$1,838,088

	Shares of Common Stock	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	For the Nine Months Ended September 30, 2020
Balance, January 1, 2020	149,745	$1,497	$1,158,900	$601,885	$(23,504)	$1,738,778
Net income	—	—	—	321,404	—	321,404
Other comprehensive loss	—	—	—	—	(3,894)	(3,894)
Purchase and retirement of common stock	(6,185)	(62)	(34,999)	(290,583)	—	(325,644)
Issuance of common stock under employee stock purchase plan	73	1	3,400	—	—	3,401
Issuance of common stock upon exercise of stock options	858	9	26,383	—	—	26,392
Stock-based compensation	—	—	20,458	—	—	20,458
Dividends declared ($0.35 per share)	—	—	—	(51,462)	—	(51,462)
Balance, September 30, 2020	144,491	$1,445	$1,174,142	$581,244	$(27,398)	$1,729,433
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Condensed Statements of Cash Flows
(unaudited)
(In thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$401,293	$321,404
Adjustments to reconcile net income to net cash provided by operating activities (See Note 1)	82,588	75,120
Net cash provided by operating activities	483,881	396,524
Cash flows from investing activities:
Additions to property and equipment	(22,520)	(43,113)
Additions to capitalized software	(19,486)	(18,640)
Purchases of marketable securities	(168,333)	(114,407)
Prepayments and maturities of marketable securities	133,895	112,575
Sales of marketable securities	327	842
Other investing activities	(11,425)	(1,500)
Net cash used in investing activities	(87,542)	(64,243)
Cash flows from financing activities:
Payment of contingent consideration	(3,965)	(633)
Purchase and retirement of common stock	(315,811)	(327,079)
Proceeds from issuance of common stock	37,902	29,793
Payment of dividends	(105,516)	(103,914)
Net cash used in financing activities	(387,390)	(401,833)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,442)	(4,196)
Net increase (decrease) in cash, cash equivalents and restricted cash	6,507	(73,748)
Cash, cash equivalents and restricted cash, beginning of period	787,727	844,547
Cash, cash equivalents and restricted cash, end of period	$794,234	$770,799
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
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain financial information and accompanying note disclosure normally included in the Company’s Annual Report on Form 10-K have been condensed or omitted. The interim financial information is unaudited but reflects all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position of the Company as of September 30, 2021, the results of operations for the three and nine months ended September 30, 2021 and 2020, and cash flows for the nine-months ended September 30, 2021 and 2020. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
There have been no significant changes in significant accounting policies during the nine months ended September 30, 2021 as compared to the significant accounting policies described in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
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
The Company is a party to expense limitation agreements with certain SEI-sponsored money market funds subject to Rule 2a-7 of the Investment Company Act of 1940 which establish a maximum level of ordinary operating expenses incurred by the fund in any fiscal year including, but not limited to, fees of the administrator or its affiliates. Under the terms of these agreements, the Company waived $11,629 and $8,575 in fees during the three months ended September 30, 2021 and 2020, respectively. During the nine months ended September 30, 2021 and 2020, the Company waived $33,118 and $24,930, respectively, in fees.
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
Cash and Cash Equivalents
Cash and cash equivalents includes $332,657 and $347,082 at September 30, 2021 and December 31, 2020, respectively, primarily invested in SEI-sponsored open-ended money market mutual funds.
Restricted Cash
Restricted cash includes $250 and $3,000 at September 30, 2021 and December 31, 2020, respectively, segregated for regulatory purposes related to trade-execution services conducted by SEI Investments (Europe) Limited. Restricted cash also includes $101 at September 30, 2021 and December 31, 2020 segregated in special reserve accounts for the benefit of customers of the Company’s broker-dealer subsidiary, SEI Investments Distribution Co. (SIDCO), in accordance with certain rules established by the Securities and Exchange Commission (SEC) for broker-dealers.
Capitalized Software
The Company capitalized $19,486 and $18,640 of software development costs during the nine months ended September 30, 2021 and 2020, respectively. The Company's software development costs primarily relate to significant enhancements to the SEI Wealth PlatformSM (SWP). The Company capitalized $19,387 and $17,208 of software development costs for significant enhancements to SWP during the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, the net book value of SWP was $241,262. The net book value includes $22,702 of capitalized software development costs in-progress associated with future releases of SWP. Capitalized software development costs in-progress associated with future releases of SWP were $13,409 as of December 31, 2020. SWP has a weighted average remaining life of 10.0 years. Amortization expense for SWP was $35,834 and $32,576 during the nine months ended September 30, 2021 and 2020, respectively.
Earnings per Share
The calculations of basic and diluted earnings per share for the three and nine months ended September 30, 2021 and 2020 are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$138,045	$111,096	$401,293	$321,404
Shares used to compute basic earnings per common share	140,507,000	145,812,000	141,928,000	147,586,000
Dilutive effect of stock options	1,919,000	2,095,000	2,053,000	2,372,000
Shares used to compute diluted earnings per common share	142,426,000	147,907,000	143,981,000	149,958,000
Basic earnings per common share	$0.98	$0.76	$2.83	$2.18
Diluted earnings per common share	$0.97	$0.75	$2.79	$2.14
During the three months ended September 30, 2021 and 2020, employee stock options to purchase 11,347,000 and 8,813,000 shares of common stock with an average exercise price of $57.80 and $57.98, respectively, were outstanding but not included in the computation of diluted earnings per common share. During the nine months ended September 30, 2021 and 2020, employee stock options to purchase 11,531,000 and 8,342,000 shares of common stock with an average exercise price of $57.78 and $58.18, respectively, were outstanding but not included in the computation of diluted earnings per common share. These options for the three and nine month periods were not included in the computation of diluted earnings per common share because either the performance conditions have not been satisfied or would not have been satisfied if the reporting date was the end of the contingency period or the options' exercise price was greater than the average market price of the Company’s common stock and the effect on diluted earnings per common share would have been anti-dilutive.
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
The following table provides the details of the adjustments to reconcile net income to net cash provided by operating activities for the nine months ended September 30:

	2021	2020
Net income	$401,293	$321,404
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	25,141	23,058
Amortization	43,749	39,417
Equity in earnings of unconsolidated affiliate	(103,420)	(86,488)
Distributions received from unconsolidated affiliate	110,559	107,180
Stock-based compensation	31,173	20,458
Provision for losses on receivables	1,569	109
Deferred income tax expense	(6,639)	(7,731)
Net (gain) loss from investments	(134)	1,310
Change in other long-term liabilities	2,103	(4,442)
Change in other assets	314	(965)
Contract costs capitalized, net of amortization	(482)	(2,842)
Other	921	(1,053)
Change in current assets and liabilities
(Increase) decrease in
Receivables from investment products	(4,537)	2,521
Receivables	(58,537)	(37,921)
Other current assets	(3,919)	(6,186)
Advances due from unconsolidated affiliate	51,422	12,641
(Decrease) increase in
Accounts payable	3,006	8,615
Accrued liabilities	(9,851)	8,809
Deferred revenue	150	(1,370)
Total adjustments	82,588	75,120
Net cash provided by operating activities	$483,881	$396,524

Note 2.    Investment in Unconsolidated Affiliate
LSV Asset Management
The Company has an investment in LSV Asset Management (LSV), a registered investment advisor that provides investment advisory services primarily to institutions, including pension plans and investment companies. LSV is currently an investment sub-advisor for a limited number of SEI-sponsored investment products. The Company's partnership interest in LSV as of September 30, 2021 was 38.7%. The Company accounts for its interest in LSV using the equity method because of its less than 50% ownership. The Company’s interest in the net assets of LSV is reflected in Investment in unconsolidated affiliate on the accompanying Consolidated Balance Sheets and its interest in the earnings of LSV is reflected in Equity in earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Operations.

At September 30, 2021, the Company’s total investment in LSV was $39,872. The Company receives partnership distributions from LSV on a quarterly basis. The Company received partnership distributions from LSV of $110,559 and $107,180 in the nine months ended September 30, 2021 and 2020, respectively. As such, the Company considers these distribution payments as returns on investment rather than returns of the Company's original investment in LSV and has therefore classified the associated cash inflows as an operating activity on the Consolidated Statements of Cash Flows.
The Company’s proportionate share in the earnings of LSV was $35,005 and $28,305 during the three months ended September 30, 2021 and 2020, respectively. During the nine months ended September 30, 2021 and 2020, the Company's proportionate share in the earnings of LSV was $103,420 and $86,488, respectively.
These tables contain condensed financial information of LSV:

Condensed Statement of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$115,728	$94,902	$342,957	$289,546
Net income	90,365	70,440	266,805	220,184

Condensed Balance Sheets	September 30, 2021	December 31, 2020
Current assets	$123,325	$151,515
Non-current assets	4,426	4,296
Total assets	$127,751	$155,811

Current liabilities	$69,349	$77,077
Non-current liabilities	4,058	4,620
Partners’ capital	54,344	74,114
Total liabilities and partners’ capital	$127,751	$155,811
On April 1, 2021, LSV provided an interest in the partnership to select key employees which reduced the ownership percentage of each existing partner on a pro-rata basis. As a result, the Company's total partnership interest in LSV was reduced slightly to approximately 38.7% from approximately 38.8%.

Note 3.    Composition of Certain Financial Statement Captions
Receivables
Receivables on the accompanying Consolidated Balance Sheets consist of:

	September 30, 2021	December 31, 2020
Trade receivables	$112,572	$99,106
Fees earned, not billed	313,883	262,167
Other receivables	18,401	25,046
	444,856	386,319
Less: Allowance for doubtful accounts	(2,669)	(1,100)
	$442,187	$385,219
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

Property and Equipment
Property and Equipment on the accompanying Consolidated Balance Sheets consists of:

	September 30, 2021	December 31, 2020
Buildings	$209,315	$206,151
Equipment	150,945	141,820
Land	24,651	24,179
Purchased software	156,327	147,838
Furniture and fixtures	21,196	21,439
Leasehold improvements	21,838	21,604
Construction in progress	209	4,660
	584,481	567,691
Less: Accumulated depreciation	(400,679)	(378,639)
Property and Equipment, net	$183,802	$189,052
The Company recognized $25,141 and $23,058 in depreciation expense related to property and equipment for the nine months ended September 30, 2021 and 2020, respectively.
Deferred Contract Costs
Deferred contract costs, which primarily consist of deferred sales commissions, were $34,263 and $33,781 as of September 30, 2021 and December 31, 2020, respectively. The Company deferred expenses related to contract costs of $2,932 and $2,521 during the three months ended September 30, 2021 and 2020, respectively. During the nine months ended September 30, 2021 and 2020, the Company deferred expenses related to contract costs of $6,978 and $7,270, respectively. Amortization expense related to deferred contract costs were $6,496 and $4,428 during the nine months ended September 30, 2021 and 2020, respectively, and are included in Compensation, benefits and other personnel on the accompanying Consolidated Statements of Operations. There was no impairment loss in relation to deferred contract costs during the nine months ended September 30, 2021.
Accrued Liabilities
Accrued liabilities on the accompanying Consolidated Balance Sheets consist of:

	September 30, 2021	December 31, 2020
Accrued employee compensation	$86,924	$95,656
Accrued employee benefits and other personnel	11,743	18,770
Accrued consulting, outsourcing and professional fees	35,945	31,907
Accrued sub-advisory, distribution and other asset management fees	57,560	49,924
Accrued dividend payable	—	53,127
Other accrued liabilities	38,871	50,461
Total accrued liabilities	$231,043	$299,845

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
The pricing policies and procedures applied for our Level 1 and Level 2 financial assets during the nine months ended September 30, 2021 were consistent with those as described in the Company's Annual Report on Form 10-K at December 31, 2020. The Company had no Level 3 financial assets at September 30, 2021 or December 31, 2020 that were required to be measured at fair value on a recurring basis. Level 3 financial liabilities at September 30, 2021 and December 31, 2020 consist entirely of the estimated contingent consideration resulting from an acquisition (See Note 12). The fair value of the contingent consideration was determined using a Monte-Carlo simulation model. Key assumptions for the Monte-Carlo simulation model include expected revenues, expected volatility, risk-free rate and other factors. There were no transfers of financial assets between levels within the fair value hierarchy during the nine months ended September 30, 2021.
The fair value of certain financial assets of the Company was determined using the following inputs:

		Fair Value Measurements at the End of the Reporting Period Using
Assets	September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity securities	$12,241	$12,241	$—
Available-for-sale debt securities	127,838	—	127,838
Fixed-income securities owned	31,770	—	31,770
Investment funds sponsored by LSV (1)	6,893
	$178,742	$12,241	$159,608

		Fair Value Measurements at the End of the Reporting Period Using
Assets	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity securities	$12,142	$12,142	$—
Available-for-sale debt securities	93,277	—	93,277
Fixed-income securities owned	34,064	—	34,064
Investment funds sponsored by LSV (1)	6,166
	$145,649	$12,142	$127,341
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
Cash Equivalents
Investments in money market funds and commercial paper classified as cash equivalents had a fair value of $453,628 and $462,624 at September 30, 2021 and December 31, 2020, respectively. There were no material unrealized or realized gains or losses from these investments during the nine months ended September 30, 2021 and 2020. Investments in money market funds and commercial paper are Level 1 assets.
Available for Sale and Equity Securities
Available For Sale and Equity Securities on the accompanying Consolidated Balance Sheets consist of:

	At September 30, 2021
	Cost Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-sale debt securities	$126,964	$874	$—	$127,838
SEI-sponsored mutual funds	6,692	380	—	7,072
Equities and other mutual funds	4,932	237	—	5,169
	$138,588	$1,491	$—	$140,079

	At December 31, 2020
	Cost Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-sale debt securities	$91,262	$2,015	$—	$93,277
SEI-sponsored mutual funds	6,866	382	—	7,248
Equities and other mutual funds	4,421	473	—	4,894
	$102,549	$2,870	$—	$105,419
Net unrealized gains at September 30, 2021 of available-for-sale debt securities were $673 (net of income tax expense of $201). Net unrealized gains at December 31, 2020 of available-for-sale debt securities were $1,551 (net of income tax expense of $464). These net unrealized gains are reported as a separate component of Accumulated other comprehensive loss on the accompanying Consolidated Balance Sheets.
There were gross realized losses of $861 and $582 from available-for-sale debt securities during the nine months ended September 30, 2021 and 2020, respectively. There were no gross realized gains from available-for-sale debt securities during the nine months ended September 30, 2021 and 2020. Realized losses from available-for-sale debt securities, including amounts reclassified from accumulated comprehensive loss, are reflected in Net (loss) gain from investments on the accompanying Consolidated Statements of Operations.
There were gross realized gains of $714 and gross realized losses of $65 from mutual funds and equities during the nine months ended September 30, 2021. There were gross realized gains of $254 and gross realized losses of $250 from mutual funds and equities during the nine months ended September 30, 2020. Gains and losses from mutual funds and equities are reflected in Net (loss) gain from investments on the accompanying Consolidated Statements of Operations.
Investments in Affiliated Funds
The Company has an investment in funds sponsored by LSV. The Company records this investment on the accompanying Consolidated Balance Sheets at fair value. Unrealized gains and losses from the change in fair value of these funds are recognized in Net (loss) gain from investments on the accompanying Consolidated Statements of Operations.
The funds had a fair value of $6,893 and $6,166 at September 30, 2021 and December 31, 2020, respectively. The Company recognized unrealized losses of $39 and unrealized gains of $458 during the three months ended September 30, 2021 and 2020, respectively, from the change in fair value of the funds. The Company recognized unrealized gains of $727 and unrealized losses of $781 during the nine months ended September 30, 2021 and 2020, respectively, from the change in fair value of the funds.

Securities Owned
The Company’s broker-dealer subsidiary, SIDCO, has investments in U.S. government agency securities with maturity dates less than one year. These investments are reflected as Securities owned on the accompanying Consolidated Balance Sheets. Due to specialized accounting practices applicable to investments by broker-dealers, the securities are reported at fair value and changes in fair value are recorded in current period earnings. The securities had a fair value of $31,770 and $34,064 at September 30, 2021 and December 31, 2020, respectively. There were no material net gains or losses related to the securities during the three and nine months ended September 30, 2021 and 2020.

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
As of September 30, 2021, the Company had outstanding letters of credit of $5,808 under the Credit Facility. These letters of credit were issued primarily for the expansion of the Company's headquarters and are scheduled to expire during 2021. The amount of the Credit Facility that is available for general corporate purposes as of September 30, 2021 was $319,192.
The Company was in compliance with all covenants of the credit facilities during the nine months ended September 30, 2021.

Note 7.    Shareholders’ Equity
Stock-Based Compensation
The Company has only non-qualified stock options outstanding under its equity compensation plans. All outstanding stock options have performance-based vesting provisions specific to each option grant that tie the vesting of the applicable stock options to the Company’s financial performance. The Company’s stock options vest at a rate of 50% when a specified financial vesting target is achieved, and the remaining 50% when a second, higher specified financial vesting target is achieved. Options vest as a result of achievement of the financial vesting targets. Options granted in December 2017 and thereafter include a service condition which requires a minimum two or four year waiting period from the grant date along with the attainment of the applicable financial vesting target. The targets are measured annually on December 31. The amount of stock-based compensation expense recognized in the period is based upon management’s estimate of when the financial vesting targets may be achieved. Any change in management’s estimate could result in the remaining amount of stock-based compensation expense to be accelerated, spread out over a longer period, or reversed. This may cause volatility in the recognition of stock-based compensation expense in future periods and could materially affect the Company’s earnings.
The Company recognized stock-based compensation expense in its Consolidated Financial Statements in the three and nine months ended September 30, 2021 and 2020, respectively, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock-based compensation expense	$11,318	$6,467	$31,173	$20,458
Less: Deferred tax benefit	(1,857)	(1,229)	(5,615)	(3,932)
Stock-based compensation expense, net of tax	$9,461	$5,238	$25,558	$16,526
The Company revised its estimates of when some vesting targets are expected to be achieved during 2021 and 2020. The change in management's estimate during the nine months ended September 30, 2021 resulted in an increase of $3,209 in stock-based compensation expense. The change in estimate during the nine months ended September 30, 2020 did not result in a material change to the Company's stock-based compensation expense.
As of September 30, 2021, there was approximately $72,399 of unrecognized compensation cost remaining related to unvested employee stock options that management expects will vest and is being amortized.
The Company issues new common shares associated with the exercise of stock options. The total intrinsic value of options exercised during the nine months ended September 30, 2021 was $30,496. The total options exercisable as of September 30, 2021 had an intrinsic value of $104,146. The total intrinsic value for options exercisable is calculated as the difference between the market value of the Company’s common stock as of September 30, 2021 and the weighted average exercise price of the options. The market value of the Company’s common stock as of September 30, 2021 was $59.30 as reported by the Nasdaq Stock Market, LLC. The weighted average exercise price of the options exercisable as of September 30, 2021 was $40.63. Total options that were outstanding as of September 30, 2021 were 16,925,000. Total options that were exercisable as of September 30, 2021 were 5,578,000.
Common Stock Buyback
The Company’s Board of Directors, under multiple authorizations, has authorized the repurchase of common stock on the open market or through private transactions. The Company purchased 5,218,000 shares at a total cost of $316,053 during the nine months ended September 30, 2021, which reduced the total shares outstanding of common stock. The cost of stock purchases during the period includes the cost of certain transactions that settled in the following quarter. As of September 30, 2021, the Company had approximately $126,775 of authorization remaining for the purchase of common stock under the program.
The Company immediately retires its common stock when purchased. Upon retirement, the Company reduces Capital in excess of par value for the average capital per share outstanding and the remainder is charged against Retained earnings. If the Company reduces its Retained earnings to zero, any subsequent purchases of common stock will be charged entirely to Capital in excess of par value.
Cash Dividend
On June 2, 2021, the Board of Directors declared a cash dividend of $0.37 per share on the Company's common stock, which was paid on June 22, 2021, to shareholders of record on June 14, 2021. Cash dividends declared during the nine months ended September 30, 2021 and 2020 were $52,389 and $51,462, respectively.

Note 8.    Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss, net of tax, are as follows:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Investments	Accumulated Other Comprehensive Loss
Balance, January 1, 2021	$(18,349)	$1,551	$(16,798)

Other comprehensive loss before reclassifications	(2,867)	(1,548)	(4,415)
Amounts reclassified from accumulated other comprehensive loss	—	670	670
Net current-period other comprehensive loss	(2,867)	(878)	(3,745)

Balance, September 30, 2021	$(21,216)	$673	$(20,543)

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
The information in the following tables is derived from internal financial reporting used for corporate management purposes. There are no inter-segment revenues for the three and nine months ended September 30, 2021 and 2020. Management evaluates Company assets on a consolidated basis during interim periods. The accounting policies of the reportable business segments are the same as those described in Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

The following tables highlight certain financial information about each of the business segments for the three months ended September 30, 2021 and 2020:

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Three Months Ended September 30, 2021
Revenues	$123,018	$124,768	$85,759	$147,412	$4,365	$485,322
Expenses	116,679	62,107	41,643	89,594	12,820	322,843
Operating profit (loss)	$6,339	$62,661	$44,116	$57,818	$(8,455)	$162,479

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Three Months Ended September 30, 2020
Revenues	$114,792	$103,189	$79,583	$123,846	$3,517	$424,927
Expenses	113,066	51,519	37,812	79,838	13,315	295,550
Operating profit (loss)	$1,726	$51,670	$41,771	$44,008	$(9,798)	$129,377
A reconciliation of the total operating profit reported for the business segments to income from operations in the Consolidated Statements of Operations for the three months ended September 30, 2021 and 2020 is as follows:

	2021	2020
Total operating profit from segments	$162,479	$129,377
Corporate overhead expenses	(21,354)	(18,040)
Income from operations	$141,125	$111,337
The following tables provide additional information for the three months ended September 30, 2021 and 2020 pertaining to the business segments:

	Capital Expenditures (1)		Depreciation
	2021	2020	2021	2020
Private Banks	$6,173	$7,652	$4,980	$4,222
Investment Advisors	2,896	3,234	499	1,255
Institutional Investors	720	698	271	298
Investment Managers	3,722	2,776	2,428	1,818
Investments in New Businesses	336	144	60	97
Total from business segments	$13,847	$14,504	$8,238	$7,690
Corporate overhead	419	274	170	255
	$14,266	$14,778	$8,408	$7,945
(1) Capital expenditures include additions to property and equipment and capitalized software.

	Amortization
	2021	2020
Private Banks	$8,526	$7,505
Investment Advisors	3,014	2,683
Institutional Investors	427	426
Investment Managers	2,451	2,343
Investments in New Businesses	185	186
Total from business segments	$14,603	$13,143
Corporate overhead	71	57
	$14,674	$13,200
The following tables highlight certain financial information about each of business segment for the nine months ended September 30, 2021 and 2020:

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Nine Months Ended September 30, 2021
Revenues	$364,302	$357,458	$255,957	$426,639	$12,303	$1,416,659
Expenses	345,057	176,267	122,696	257,609	39,855	941,484
Operating profit (loss)	$19,245	$181,191	$133,261	$169,030	$(27,552)	$475,175

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Nine Months Ended September 30, 2020
Revenues	$335,739	$299,218	$235,309	$359,815	$10,254	$1,240,335
Expenses	331,442	154,100	113,016	228,795	37,691	865,044
Operating profit (loss)	$4,297	$145,118	$122,293	$131,020	$(27,437)	$375,291
A reconciliation of the total operating profit reported for the business segments to income from operations in the Consolidated Statements of Operations for the nine months ended September 30, 2021 and 2020:

	2021	2020
Total operating profit from segments	$475,175	$375,291
Corporate overhead expenses	(65,192)	(53,414)
Income from operations	$409,983	$321,877
The following tables provide additional information for the nine months ended September 30, 2021 and 2020:

	Capital Expenditures (1)		Depreciation
	2021	2020	2021	2020
Private Banks	$20,596	$24,211	$13,290	$12,069
Investment Advisors	8,784	12,427	3,205	3,578
Institutional Investors	2,115	3,085	982	901
Investment Managers	8,726	19,067	6,508	5,499
Investments in New Businesses	788	894	306	243
Total from business segments	$41,009	$59,684	$24,291	$22,290
Corporate Overhead	997	2,069	850	768
	$42,006	$61,753	$25,141	$23,058
(1) Capital expenditures include additions to property and equipment and capitalized software.

	Amortization
	2021	2020
Private Banks	$25,735	$22,390
Investment Advisors	8,550	7,999
Institutional Investors	1,280	1,280
Investment Managers	7,375	7,020
Investments in New Businesses	555	556
Total from business segments	$43,495	$39,245
Corporate Overhead	254	172
	$43,749	$39,417

Note 10.    Income Taxes
The gross liability for unrecognized tax benefits at September 30, 2021 and December 31, 2020 was $16,721 and $15,911, respectively, exclusive of interest and penalties, of which $16,532 and $15,761 would affect the effective tax rate if the Company were to recognize the tax benefit.

The Company classifies interest and penalties on unrecognized tax benefits as income tax expense. As of September 30, 2021 and December 31, 2020, the combined amount of accrued interest and penalties related to tax positions taken on tax returns was $1,835 and $2,105, respectively.

	September 30, 2021	December 31, 2020
Gross liability for unrecognized tax benefits, exclusive of interest and penalties	$16,721	$15,911
Interest and penalties on unrecognized benefits	1,835	2,105
Total gross uncertain tax positions	$18,556	$18,016
Amount included in Current liabilities	$4,497	$6,546
Amount included in Other long-term liabilities	14,059	11,470
	$18,556	$18,016
The effective income tax rate for the three and nine months ended September 30, 2021 and 2020 differs from the federal income tax statutory rate due to the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Statutory rate	21.0%	21.0%	21.0%	21.0%
State taxes, net of federal tax benefit	2.5	3.3	3.0	3.2
Foreign tax expense and tax rate differential	(0.1)	(0.2)	(0.1)	(0.1)
Tax benefit from stock option exercises	(0.6)	(0.4)	(1.0)	(1.0)
Expiration of the statute of limitations	—	(1.3)	—	(0.5)
State settlements	(0.3)	—	(0.2)	—
Provision-to-return adjustment	(0.5)	(0.4)	(0.2)	(0.1)
Other, net	(0.3)	(0.6)	(0.3)	(0.5)
	21.7%	21.4%	22.2%	22.0%
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
The Company estimates it will recognize $4,497 of gross unrecognized tax benefits. This amount is expected to be paid within one year or to be removed at the expiration of the statute of limitations and resolution of income tax audits and is netted against the current payable account. These unrecognized tax benefits are related to tax positions taken on certain federal, state, and foreign tax returns. However, the timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. While it is reasonably possible that some issues under examination could be resolved in the next twelve months, based upon the current facts and circumstances, the Company cannot reasonably estimate the timing of such resolution or the total range of potential changes as it relates to the current unrecognized tax benefits that are recorded as part of the Company’s financial statements.

Note 11.    Commitments and Contingencies
In the ordinary course of business, the Company from time to time enters into contracts containing indemnification obligations of the Company. These obligations may require the Company to make payments to another party upon the occurrence of certain events including the failure by the Company to meet its performance obligations under the contract. These contractual indemnification provisions are often standard contractual terms of the nature customarily found in the type of contracts entered into by the Company. In many cases, there are no stated or notional amounts included in the indemnification provisions. There are no amounts reflected on the Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020 related to these indemnifications.
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
Following various procedural actions, including an amendment of SGSI’s complaint to include additional breach of contract claims, Advent filed a motion to dismiss SGSI’s complaint.

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
Since October 23, 2020, Advent and SGSI have been litigating the remaining breach of contract and tortious interference with contract claims in New York State Court. Additionally, SGSI made motions for injunctive relief to insure that Advent provided SGSI with access to the Geneva, Moxy and APX software modules as SGSI believes is required pursuant to the terms of a valid contract. On January 13, 2021, Judge Borrok of the Supreme Court of the State of New York, granted SGSI’s motion for injunctive relief and issued an Order in which he characterized the basis for Advent’s claim for breach of contract as appearing to be “pre-textual” and found that SGSI’s claims for breach of contract would likely succeed on the merits. Judge Borrok granted SGSI’s motion for injunctive relief, on a preliminary basis, and precluded SS&C Advent from:
•    Dishonoring their contractual obligations and commitments under the SLSA, including, denying SEI’s licenses, rights, and privileges under the SLSA;
•    Failing to provide new license keys for the license keys due to Geneva, Moxy, and APX, and other software products licensed by SEI pursuant to the SLSA (such new license keys to be provided no later than January 15, 2021 at 10 A.M.);
•    Denying to SEI any and all access to the Geneva, Moxy, and APX software and related modules as are reasonably necessary to provide access to such software to SEI’s clients; and
•    Denying to SEI any and all support, maintenance and technical support services for Geneva, Moxy, and APX.
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
On March 1, 2021, SS&C Advent moved to dismiss SGSI’s breach of contract and tortious interference with contract counter claims. These counter-claims were:
1.breach of contract,
2.declaratory judgment,
3.tortious interference with existing and prospective contractual relations,
4.deceptive trade practices in violation of NY Statutes,
5.breach of the covenant of good faith and fair dealing, and
6.promissory estoppel.
The parties agreed to toll the litigation while endeavoring to resolve their dispute through a settlement mediation process moderated by Judge Borrock. The parties were unable to reach an agreement as to a settlement of the litigation and reengaged in the litigation process.
On October 5, 2021, Judge Borrock issued an order partially denying and partially granting SS&C’s Advent’s motion to dismiss SGSI’s breach of contract and tortious interference with contract counter claims.
Judge Borrock dismissed the third claim with respect to prospective contractual relationships only, as well as the fourth claim and the sixth claim. The remaining claims that will proceed are:
1.breach of contract,
2.declaratory judgment,
3.tortious interference with existing a contractual relations, and
4.breach of the covenant of good faith and fair dealing.
We expect that the parties will also reengage with respect to SGSI’s pending appeal in the Third Circuit of the dismissal of SGSI’s anti-trust-claims.
SEI continues to believe that it will have to change providers under the current terms of its contract with SS&C Advent and that the process of litigating its rights under this contract may be a multi-year process. Consequently, SEI does not believe that the Advent Matter will create any consequence to the services SGSI provides to its clients in the near term. SEI believes that it has alternatives available to it that will enable it to continue to provide currently provided services to its clients in all material respects in the unlikely event that there ultimately is a negative outcome in the Advent Matter.
SEI believes SGSI has a strong basis for proving the actions it alleges in the Advent Matter and looks forward to the opportunity to continue to assert its rights under contract and prove the damages that it has suffered as a consequence of the behavior by SS&C Advent that SGSI alleges. SEI expects the financial impact of litigating the Advent Matter to be immaterial.
Other Matters
The Company and certain of its subsidiaries are party to various other examinations, investigations, actions and claims arising in the normal course of business that the Company does not believe are material. The Company believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or the manner in which the Company conducts its business. Currently, the Company does not believe the amount of losses associated with these matters can be estimated. While the Company does not believe that the amount of such losses will, when liquidated or estimable, be material to its financial position, the assumptions may be incorrect and any such loss could have a material adverse effect on the Company's results of operations or the manner in which the Company conducts its business in the period(s) during which the underlying matters are resolved.

Note 12.    Goodwill and Intangible Assets
On April 2, 2018, the Company acquired all ownership interests of Huntington Steele, LLC (Huntington Steele). The total purchase price was allocated to Huntington Steele’s net tangible and intangible assets based upon their estimated fair values at the date of purchase. The excess purchase price over the value of the identifiable intangible assets was recorded as goodwill. The total amount of goodwill from this transaction amounted to $11,499 and is included on the accompanying Consolidated Balance Sheets. The total purchase price for Huntington Steele included a contingent purchase price payable to the sellers upon the attainment of specified financial measures determined at various intervals occurring between 2019 and 2023. The Company made payments of $3,965 and $633 during the nine months ended September 30, 2021 and 2020, respectively, to the sellers. As of September 30, 2021, the current portion of the contingent consideration of $765 is included in Accrued liabilities on the accompanying Balance Sheet. The long-term portion of the contingent consideration of $8,099 is included in Other long-term liabilities on the accompanying Balance Sheet.
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
There were no changes to goodwill during the nine months ended September 30, 2021.
The Company recognized $2,763 of amortization expense related to the intangible assets acquired through acquisitions of Huntington Steele and Archway during the nine months ended September 30, 2021 and 2020.

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
Disaggregation of Revenue
The following tables provide additional information pertaining to our revenues disaggregated by major product line and primary geographic market based on the location of the use of the products or services for each of the business segments for the three months ended September 30, 2021 and 2020:

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
Major Product Lines:	For the Three Months Ended September 30, 2021
Investment management fees from pooled investment products	$34,212	$77,123	$13,639	$32	$338	$125,344
Investment management fees from investment management agreements	605	41,688	71,964	—	3,864	118,121
Investment operations fees	363	—	—	136,978	—	137,341
Investment processing fees - PaaS	54,191	—	—	—	—	54,191
Investment processing fees - SaaS	28,579	—	—	3,848	—	32,427
Professional services fees	4,174	—	—	871	—	5,045
Account fees and other	894	5,957	156	5,683	163	12,853
Total revenues	$123,018	$124,768	$85,759	$147,412	$4,365	$485,322

Primary Geographic Markets:
United States	$77,260	$124,768	$68,810	$136,934	$4,365	$412,137
United Kingdom	28,767	—	13,327	—	—	42,094
Canada	12,343	—	926	—	—	13,269
Ireland	4,648	—	2,570	10,478	—	17,696
Other	—	—	126	—	—	126
Total revenues	$123,018	$124,768	$85,759	$147,412	$4,365	$485,322

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
Major Product Lines:	For the Three Months Ended September 30, 2020
Investment management fees from pooled investment products	$32,256	$68,287	$13,417	$180	$356	$114,496
Investment management fees from investment management agreements	421	29,761	65,811	—	3,041	99,034
Investment operations fees	446	—	—	113,037	—	113,483
Investment processing fees - PaaS	47,393	—	—	—	—	47,393
Investment processing fees - SaaS	27,567	—	—	3,479	—	31,046
Professional services fees	5,663	—	—	2,016	—	7,679
Account fees and other	1,046	5,141	355	5,134	120	11,796
Total revenues	$114,792	$103,189	$79,583	$123,846	$3,517	$424,927

Primary Geographic Markets:
United States	$74,633	$103,189	$62,699	$116,196	$3,517	$360,234
United Kingdom	25,234	—	12,930	—	—	38,164
Canada	10,596	—	1,298	—	—	11,894
Ireland	4,329	—	2,526	7,650	—	14,505
Other	—	—	130	—	—	130
Total revenues	$114,792	$103,189	$79,583	$123,846	$3,517	$424,927

The following tables provide additional information pertaining to our revenues disaggregated by major product line and primary geographic market based on the location of the use of the products or services for each of the Company’s business segments for the nine months ended September 30, 2021 and 2020:

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
Major Product Lines:	For the Nine Months Ended September 30, 2021
Investment management fees from pooled investment products	$100,484	$224,816	$41,365	$105	$993	$367,763
Investment management fees from investment management agreements	1,681	114,747	213,249	—	10,811	340,488
Investment operations fees	1,134	—	—	394,401	—	395,535
Investment processing fees - PaaS	160,813	—	—	—	—	160,813
Investment processing fees - SaaS	84,831	—	—	11,409	—	96,240
Professional services fees	12,509	—	—	2,885	—	15,394
Account fees and other	2,850	17,895	1,343	17,839	499	40,426
Total revenues	$364,302	$357,458	$255,957	$426,639	$12,303	$1,416,659

Primary Geographic Markets:
United States	$231,203	$357,458	$203,322	$396,598	$12,303	$1,200,884
United Kingdom	83,514	—	41,091	—	—	124,605
Canada	35,977	—	3,426	—	—	39,403
Ireland	13,608	—	7,735	30,041	—	51,384
Other	—	—	383	—	—	383
Total revenues	$364,302	$357,458	$255,957	$426,639	$12,303	$1,416,659

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
Major Product Lines:	For the Nine Months Ended September 30, 2020
Investment management fees from pooled investment products	$95,407	$200,718	$39,628	$536	$1,063	$337,352
Investment management fees from investment management agreements	1,060	83,726	194,445	—	8,912	288,143
Investment operations fees	1,359	—	—	328,316	—	329,675
Investment processing fees - PaaS	137,737	—	—	—	—	137,737
Investment processing fees - SaaS	84,783	—	—	10,122	—	94,905
Professional services fees	11,535	—	—	4,674	—	16,209
Account fees and other	3,858	14,774	1,236	16,167	279	36,314
Total revenues	$335,739	$299,218	$235,309	$359,815	$10,254	$1,240,335

Primary Geographic Markets:
United States	$220,254	$299,218	$185,202	$335,776	$10,254	$1,050,704
United Kingdom	71,938	—	38,034	—	—	109,972
Canada	30,723	—	4,327	—	—	35,050
Ireland	12,824	—	7,321	24,039	—	44,184
Other	—	—	425	—	—	425
Total revenues	$335,739	$299,218	$235,309	$359,815	$10,254	$1,240,335
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
Investment processing fees - Platform as a Service - Revenues associated with clients that outsource their entire investment operation and back-office processing functions. Through the use of the Company's proprietary platforms, the Company assumes all back-office investment processing services including investment processing, custody and safekeeping of assets, income collections, securities settlement and other related trust activities. The contractual fee is based on either a monthly fee or a percentage of the value of assets processed on the Company's platforms each month as long as the fee is in excess of a monthly contractual minimum. The contractual fee may also include additional fees determined on a per-account or per-transaction basis. The client is billed directly on a monthly basis. Revenues are recognized in Information processing and software servicing fees on the accompanying Consolidated Statements of Operations.
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

Overview
Consolidated Summary
SEI is a leading global provider of technology-driven wealth and investment management solutions. We deliver comprehensive platforms, services and infrastructure—encompassing technology, operational, and investment management services—to help wealth managers, financial advisors, investment managers, family offices, institutional and private investors create and manage wealth. Investment processing fees are earned as either monthly fees for contracted services or as a percentage of the market value of our clients' assets processed on our platforms. Investment operations and investment management fees are earned as a percentage of assets under management, administration or advised assets (See Note 13 to the Consolidated Financial Statements for more information pertaining to our revenues). As of September 30, 2021, through our subsidiaries and partnerships in which we have a significant interest, we manage, advise or administer $1.3 trillion in hedge, private equity, mutual fund and pooled or separately managed assets, including $391.5 billion in assets under management and $866.3 billion in client assets under administration. Our affiliate, LSV Asset Management (LSV), manages $97.6 billion of assets which are included as assets under management.
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020 were:

	Three Months Ended September 30,		Percent Change*	Nine Months Ended September 30,		Percent Change*
	2021	2020		2021	2020
Revenues	$485,322	$424,927	14%	$1,416,659	$1,240,335	14%
Expenses	344,197	313,590	10%	1,006,676	918,458	10%
Income from operations	141,125	111,337	27%	409,983	321,877	27%
Net (loss) gain from investments	(575)	776	NM	134	(1,310)	NM
Interest income, net of interest expense	791	856	(8)%	2,361	5,126	(54)%
Equity in earnings from unconsolidated affiliate	35,005	28,305	24%	103,420	86,488	20%
Income before income taxes	176,346	141,274	25%	515,898	412,181	25%
Income taxes	38,301	30,178	27%	114,605	90,777	26%
Net income	138,045	111,096	24%	401,293	321,404	25%
Diluted earnings per common share	$0.97	$0.75	29%	$2.79	$2.14	30%
* Variances noted "NM" indicate the percent change is not meaningful.
The following items had a significant impact on our financial results for the three and nine months ended September 30, 2021 and 2020:
•Revenue from Asset management, administration and distribution fees increased from higher average assets under administration from market appreciation and positive cash flows from new and existing clients. Average assets under administration increased $148.2 billion, or 21%, to $845.2 billion in the first nine months of 2021 as compared to $697.0 billion during the first nine months of 2020.
•Average assets under management, excluding LSV, increased $54.6 billion, or 23%, to $291.3 billion in the first nine months of 2021 as compared to $236.7 billion during the first nine months of 2020. The increase was primarily due to market appreciation from the recovery of the capital markets during the later half of 2020 and first half of 2021. Defined benefit plan client losses in the Institutional Investors segment partially offset the increase and negatively impacted our asset-based revenues.
•Information processing and software servicing fees in the Private Banks segment increased $23.8 million during the first nine months of 2021 due to higher asset balances processed on SWP.
•Earnings from LSV increased to $103.4 million in the first nine months of 2021 as compared to $86.5 million in the first nine months of 2020 due to higher assets under management from market appreciation and new clients. Negative cash flows from existing clients and client losses partially offset the increase in earnings from LSV.

•Operating expenses increased primarily from direct costs related to increased revenues and higher personnel costs due to business growth and competitive labor markets.
•Stock-based compensation expense increased $10.7 million during the first nine months of 2021 due to equity awards in late 2020 and from a change in estimate of the timing of when stock-option vesting targets would be achieved.
•We capitalized $19.4 million in the first nine months of 2021 for the SEI Wealth Platform as compared to $17.2 million in the first nine months of 2020. Amortization expense related to SWP increased to $35.8 million during the first nine months of 2021 as compared to $32.6 million during the first nine months of 2020 due to additional enhancements placed in service.
•We continued the stock repurchase program during 2021 and purchased 5.2 million shares for $316.1 million in the nine month period.
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

On May 17, 2020, M.J. Brunner (Brunner), one of our third-party developers/vendors that provides development services and application management for two of our client applications experienced a ransomware attack. We are aware that certain client data was illegally accessed and revealed by cybercriminal(s). The applications themselves were not compromised by this attack. The root cause of the attack was not predicated on vulnerability within SEI’s network, and neither SEI’s network nor operations were compromised, attacked or otherwise affected as part of this incident. While there were direct and indirect expenses associated with the incident in each fiscal quarter since the incident, and we expect there will continue to be costs associated with the incident going-forward, we do not expect these will be material. We note that several regulatory bodies who routinely review our operations, including the SEC and the United States Federal Financial Institutions Examination Council (FFIEC), have requested information with respect to, and are investigating the facts and circumstances surrounding, the ransomware attack on Brunner. We have produced information in connection with and continue to cooperate in the ongoing investigation being conducted by the SEC’s Division of Enforcement relating to this matter. Additionally, the SEC’s Division of Examinations concluded its examination of our regulated entities and found limited and discrete deficiencies in the execution of our third-party vendor management program as it pertained to Brunner. While we have identified no causal connection between the Examination findings and the Brunner ransomware attack, we take our clients’ security very seriously and have responded to the Staff’s Examination findings and are documenting further enhancements to our third-party vendor management program.
One SEISM Strategy
In 2020, we invested in our One SEI strategy. The One SEI strategy is a company-wide initiative to open business opportunities across the entire company by leveraging existing and new SEI platforms and making them accessible to all types of clients, adjacent markets and other non-SEI platforms. As we execute on our strategy, we have incurred significant costs during 2020 and throughout 2021 to integrate, modularize and leverage these technologies in our service offerings for the front, middle and back-office. The majority of these costs have been recognized in the Investments in New Businesses segment. To date, we have not capitalized any software development costs related to the One SEI strategy. We expect these investments will continue during the fourth quarter of 2021 and into 2022 as we continue to deliver on our One SEI strategy.

Ending Asset Balances
(In millions)

	As of September 30,		Percent Change
	2021	2020
Private Banks:
Equity and fixed-income programs	$25,618	$23,499	9%
Collective trust fund programs	6	6	—%
Liquidity funds	3,988	3,718	7%
Total assets under management	$29,612	$27,223	9%
Client assets under administration	4,675	24,174	(81)%
Total assets	$34,287	$51,397	(33)%
Investment Advisors:
Equity and fixed-income programs	$78,560	$65,581	20%
Collective trust fund programs	—	3	(100)%
Liquidity funds	3,477	3,866	(10)%
Total Platform assets under management	$82,037	$69,450	18%
Platform-only assets (E)	13,728	10,506	31%
Total Platform assets (E)	$95,765	$79,956	20%
Institutional Investors:
Equity and fixed-income programs	$89,441	$83,846	7%
Collective trust fund programs	5	101	(95)%
Liquidity funds	2,599	2,096	24%
Total assets under management	$92,045	$86,043	7%
Client assets under advisement	4,698	3,618	30%
Total assets	$96,743	$89,661	8%
Investment Managers:
Collective trust fund programs	$87,488	$63,277	38%
Liquidity funds	568	389	46%
Total assets under management	$88,056	$63,666	38%
Client assets under administration (A)	861,605	730,369	18%
Total assets	$949,661	$794,035	20%
Investments in New Businesses:
Equity and fixed-income programs	$1,964	$1,572	25%
Liquidity funds	202	169	20%
Total assets under management	$2,166	$1,741	24%
Client assets under advisement	1,378	1,179	17%
Total assets	$3,544	$2,920	21%
LSV:
Equity and fixed-income programs (B)	$97,604	$82,051	19%

Total:
Equity and fixed-income programs (C)	$293,187	$256,549	14%
Collective trust fund programs	87,499	63,387	38%
Liquidity funds	10,834	10,238	6%
Total assets under management	$391,520	$330,174	19%
Client assets under advisement	6,076	4,797	27%
Client assets under administration (D)	866,280	754,543	15%
Platform-only assets	13,728	10,506	31%
Total assets	$1,277,604	$1,100,020	16%
(A)Client assets under administration in the Investment Managers segment include $12.3 billion of assets that are at fee levels below our normal full service assets (as of September 30, 2021).
(B)    Equity and fixed-income programs include assets managed by LSV in which fees are based on performance only. The ending value of these assets as of September 30, 2021 was $2.3 billion.
(C)    Equity and fixed-income programs include $7.8 billion of assets invested in various asset allocation funds at September 30, 2021.
(D)    In addition to the numbers presented, SEI also administers an additional $13.7 billion in Funds of Funds assets (as of September 30, 2021) on which SEI does not earn an administration fee.
(E)    Platform assets under management and Platform-only assets combined are total Platform assets in the Investment Advisors segment.

Average Asset Balances
(In millions)

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2021	2020		2021	2020
Private Banks:
Equity and fixed-income programs	$26,232	$23,740	10%	$25,809	$23,542	10%
Collective trust fund programs	6	7	(14)%	6	5	20%
Liquidity funds	3,916	3,948	(1)%	3,875	3,965	(2)%
Total assets under management	$30,154	$27,695	9%	$29,690	$27,512	8%
Client assets under administration	4,476	25,295	(82)%	4,399	24,651	(82)%
Total assets	$34,630	$52,990	(35)%	$34,089	$52,163	(35)%
Investment Advisors:
Equity and fixed-income programs	$79,602	$64,479	23%	$76,560	$62,280	23%
Collective trust fund programs	—	3	(100)%	1	3	(67)%
Liquidity funds	3,403	4,569	(26)%	3,464	4,925	(30)%
Total Platform assets under management	$83,005	$69,051	20%	$80,025	$67,208	19%
Platform-only assets (E)	13,863	10,501	32%	13,120	9,481	38%
Total Platform assets (E)	$96,868	$79,552	22%	$93,145	$76,689	21%
Institutional Investors:
Equity and fixed-income programs	$91,965	$82,830	11%	$92,257	$79,931	15%
Collective trust fund programs	5	102	(95)%	56	96	(42)%
Liquidity funds	2,742	2,120	29%	2,681	2,313	16%
Total assets under management	$94,712	$85,052	11%	$94,994	$82,340	15%
Client assets under advisement	4,658	3,565	31%	4,440	3,562	25%
Total assets	$99,370	$88,617	12%	$99,434	$85,902	16%
Investment Managers:
Collective trust fund programs	$89,441	$62,028	44%	$84,010	$57,347	46%
Liquidity funds	532	565	(6)%	497	555	(10)%
Total assets under management	$89,973	$62,593	44%	$84,507	$57,902	46%
Client assets under administration (A)	851,183	713,528	19%	840,774	672,309	25%
Total assets	$941,156	$776,121	21%	$925,281	$730,211	27%
Investments in New Businesses:
Equity and fixed-income programs	$1,958	$1,560	26%	$1,857	$1,564	19%
Liquidity funds	205	180	14%	203	177	15%
Total assets under management	$2,163	$1,740	24%	$2,060	$1,741	18%
Client assets under advisement	1,423	1,206	18%	1,385	1,192	16%
Total assets	$3,586	$2,946	22%	$3,445	$2,933	17%
LSV:
Equity and fixed-income programs (B)	$99,924	$83,536	20%	$100,328	$83,997	19%

Total:
Equity and fixed-income programs (C)	$299,681	$256,145	17%	$296,811	$251,314	18%
Collective trust fund programs	89,452	62,140	44%	84,073	57,451	46%
Liquidity funds	10,798	11,382	(5)%	10,720	11,935	(10)%
Total assets under management	$399,931	$329,667	21%	$391,604	$320,700	22%
Client assets under advisement	6,081	4,771	27%	5,825	4,754	23%
Client assets under administration (D)	855,659	738,823	16%	845,173	696,960	21%
Platform-only assets	13,863	10,501	32%	13,120	9,481	38%
Total assets	$1,275,534	$1,083,762	18%	$1,255,722	$1,031,895	22%
(A)    Average client assets under administration in the Investment Managers segment for the three months ended September 30, 2021 include $12.5 billion that are at fee levels below our normal full service assets.
(B)    Equity and fixed-income programs include assets managed by LSV in which fees are based on performance only. The average value of these assets for the three months ended September 30, 2021 was $2.4 billion.
(C)    Equity and fixed-income programs include $7.8 billion of average assets invested in various asset allocation funds for the three months ended September 30, 2021.
(D)    In addition to the numbers presented, SEI also administers an additional $13.6 billion of average assets in Funds of Funds assets for the three months ended September 30, 2021 on which SEI does not earn an administration fee.
(E)    Platform assets under management and Platform-only assets combined are total Platform assets in the Investment Advisors segment.

In the preceding tables, assets under management are total assets of our clients or their customers invested in equity and fixed-income investment programs, collective trust fund programs, and liquidity funds for which we provide asset management services through our subsidiaries and partnerships in which we have a significant interest. Assets under advisement include assets for which we provide advisory services through a subsidiary to the accounts but do not manage the underlying assets. Assets under administration include total assets of our clients or their customers for which we provide administrative services, including client fund balances for which we provide administration and/or distribution services through our subsidiaries and partnerships in which we have a significant interest. Platform-only assets include total assets of our clients or their customers which are not invested in any SEI-sponsored investment products. The assets presented in the preceding tables do not include assets processed on SWP and are not included in the accompanying Consolidated Balance Sheets because we do not own them.

Business Segments
Revenues, Expenses and Operating Profit (Loss) for our business segments for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 were as follows:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2021	2020		2021	2020
Private Banks:
Revenues	$123,018	$114,792	7%	$364,302	$335,739	9%
Expenses	116,679	113,066	3%	345,057	331,442	4%
Operating Profit	$6,339	$1,726	NM	$19,245	$4,297	NM
Operating Margin	5%	2%		5%	1%
Investment Advisors:
Revenues	$124,768	$103,189	21%	$357,458	$299,218	19%
Expenses	62,107	51,519	21%	176,267	154,100	14%
Operating Profit	$62,661	$51,670	21%	$181,191	$145,118	25%
Operating Margin	50%	50%		51%	48%
Institutional Investors:
Revenues	$85,759	$79,583	8%	$255,957	$235,309	9%
Expenses	41,643	37,812	10%	122,696	113,016	9%
Operating Profit	$44,116	$41,771	6%	$133,261	$122,293	9%
Operating Margin	51%	52%		52%	52%
Investment Managers:
Revenues	$147,412	$123,846	19%	$426,639	$359,815	19%
Expenses	89,594	79,838	12%	257,609	228,795	13%
Operating Profit	$57,818	$44,008	31%	$169,030	$131,020	29%
Operating Margin	39%	36%		40%	36%
Investments in New Businesses:
Revenues	$4,365	$3,517	24%	$12,303	$10,254	20%
Expenses	12,820	13,315	(4)%	39,855	37,691	6%
Operating Loss	$(8,455)	$(9,798)	NM	$(27,552)	$(27,437)	NM
For additional information pertaining to our business segments, see Note 9 to the Consolidated Financial Statements.
Private Banks

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2021	2020		2021	2020
Revenues:
Information processing and software servicing fees	$88,340	$81,811	8%	$261,907	$238,099	10%
Asset management, administration & distribution fees	34,678	32,981	5%	102,395	97,640	5%
Total revenues	$123,018	$114,792	7%	$364,302	$335,739	9%
Revenues increased $8.2 million, or 7%, in the three month period and increased $28.6 million, or 9%, in the nine month period ended September 30, 2021 and were primarily affected by:
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
Operating margins increased to 5% in the three and nine month periods. Operating margins in the prior year comparable periods were essentially flat. Operating income increased by $4.6 million in the three month period and increased by $14.9 million in the nine month period and was primarily affected by:
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
•Increased amortization expense related to SWP; and
•Increased personnel and stock-based compensation costs.
Investment Advisors

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2021	2020		2021	2020
Revenues:
Investment management fees-SEI fund programs	$77,123	$68,287	13%	$224,816	$200,718	12%
Separately managed account fees	41,688	29,761	40%	114,747	83,726	37%
Other fees	5,957	5,141	16%	17,895	14,774	21%
Total revenues	$124,768	$103,189	21%	$357,458	$299,218	19%
Revenues increased $21.6 million, or 21%, in the three month period and increased $58.2 million, or 19%, in the nine month period ended September 30, 2021 and were primarily affected by:
•Increased separately managed account program fees from positive cash flows into new and existing SEI-sponsored programs; and
•The positive impact to investment management fees from market appreciation; partially offset by
•Negative cash flows from SEI-sponsored mutual funds.
Operating margin remained at 50% in the three month period and increased to 51% compared to 48% in the nine month period. Operating income increased $11.0 million, or 21%, in the three month period and increased $36.1 million, or 25%, in the nine month period and was primarily affected by:
•An increase in revenues; partially offset by
•Increased direct expenses associated with increased assets into our separately managed account program; and
•Increased promotion costs as well as increased personnel and stock-based compensation costs.

Institutional Investors
Revenues increased $6.2 million, or 8%, in the three month period and increased $20.6 million, or 9%, in the nine month period ended September 30, 2021 and were primarily affected by:
•Increased investment management fees from market appreciation;
•Asset funding from new sales of our OCIO platform;
•Performance fees associated with an SEI-sponsored investment product during the third-quarter 2021; and
•The positive impact from foreign currency exchange rate fluctuations between the U.S. dollar and the British pound on our foreign operations; partially offset by
•Defined benefit client losses.
Operating margin decreased to 51% compared to 52% in the three month period and remained at 52% in the nine month period. Operating income increased $2.3 million, or 6%, in the three month period and increased $11.0 million, or 9%, in the nine month period and was primarily affected by:
•An increase in revenues; partially offset by
•Increased direct expenses associated with investment management fees; and
•Increased personnel and stock-based compensation costs.
Investment Managers
Revenues increased $23.6 million, or 19%, in the three month period and increased $66.8 million, or 19%, in the nine month period ended September 30, 2021 and were primarily affected by:
•Higher valuations of existing client assets from market appreciation; and
•Positive cash flows into alternative, traditional and separately managed account offerings from new and existing clients; partially offset by
•Client losses and fund closures.
Operating margin increased to 39% compared to 36% in the three month period and increased to 40% compared to 36% in the nine month period. Operating income increased $13.8 million, or 31%, in the three month period and increased $38.0 million, or 29%, in the nine month period and was primarily affected by:
•An increase in revenues; partially offset by
•Increased costs associated with new business, primarily personnel expenses and third-party vendor costs;
•Increased non-capitalized investment spending, mainly consulting costs; and
•Increased stock-based compensation costs

Other
Corporate overhead expenses
Corporate overhead expenses primarily consist of general and administrative expenses and other costs not directly attributable to a reportable business segment. Corporate overhead expenses were $21.4 million and $18.0 million in the three months ended September 30, 2021 and 2020, respectively, and $65.2 million and $53.4 million in the nine months ended September 30, 2021 and 2020, respectively. The increase in corporate overhead expenses is primarily due to an increase in personnel costs, stock-based compensation, consulting and professional fees.
Other income and expense
Other income and expense items on the accompanying Consolidated Statements of Operations consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net (loss) gain from investments	$(575)	$776	$134	$(1,310)
Interest and dividend income	892	1,009	2,715	5,582
Interest expense	(101)	(153)	(354)	(456)
Equity in earnings of unconsolidated affiliate	35,005	28,305	103,420	86,488
Total other income and expense items, net	$35,221	$29,937	$105,915	$90,304

Interest and dividend income
Interest and dividend income is earned based upon the amount of cash that is invested daily. The decrease in interest and dividend income in the three and nine months ended September 30, 2021 was due to an overall decline in interest rates.
Equity in earnings of unconsolidated affiliate
Equity in earnings of unconsolidated affiliate reflects our ownership interest in LSV. As of September 30, 2021, our total partnership interest in LSV was 38.7%. The table below presents the revenues and net income of LSV and the proportionate share in LSV's earnings.

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2021	2020		2021	2020
Revenues of LSV	$115,728	$94,902	22%	$342,957	$289,546	18%
Net income of LSV	90,365	70,440	28%	266,805	220,184	21%

SEI's proportionate share in earnings of LSV	$35,005	$28,305	24%	$103,420	$86,488	20%
The increase in earnings from LSV in the three and nine months ended September 30, 2021 was primarily due to higher assets under management from market appreciation. Negative cash flows from existing clients and client losses partially offset the increase in earnings from LSV. Average assets under management by LSV increased $16.3 billion to $100.3 billion during the nine months ended September 30, 2021 as compared to $84.0 billion during the nine months ended September 30, 2020, an increase of 19%.
Income Taxes
The effective income tax rates for the three and nine months ended September 30, 2021 and 2020 differ from the federal income tax statutory rate due to the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Statutory rate	21.0%	21.0%	21.0%	21.0%
State taxes, net of federal tax benefit	2.5	3.3	3.0	3.2
Foreign tax expense and tax rate differential	(0.1)	(0.2)	(0.1)	(0.1)
Tax benefit from stock option exercises	(0.6)	(0.4)	(1.0)	(1.0)
Expiration of the statute of limitations	—	(1.3)	—	(0.5)
Provision-to-return adjustment	(0.5)	(0.4)	(0.2)	(0.1)
Other, net	(0.3)	(0.6)	(0.3)	(0.5)
	21.7%	21.4%	22.2%	22.0%
Stock-Based Compensation
We recognized $31.2 million and $20.5 million in stock-based compensation expense during the nine months ended September 30, 2021 and 2020, respectively. The amount of stock-based compensation expense we recognize is based upon management's estimate of when financial vesting targets may be achieved. Any change in the estimate could result in the amount of stock-based compensation expense to be accelerated, spread out over a longer period, or reversed. This may cause volatility in the recognition of stock-based compensation expense in future periods and could materially affect earnings.
We revised our estimate of when some vesting targets are expected to be achieved. This change in estimate resulted in an increase of $3.2 million in stock-based compensation expense during the nine months ended September 30, 2021. We expect to recognize $13.1 million in stock-based compensation expense during the remainder of 2021.
Fair Value Measurements
The fair value of financial assets and liabilities, except for the investment funds sponsored by LSV, is determined in accordance with the fair value hierarchy. The fair value of the investment funds sponsored by LSV is measured using the net asset value per share (NAV) as a practical expedient. The fair value of all other financial assets are determined using Level 1 or Level 2 inputs and consist mainly of investments in equity or fixed-income mutual funds that are quoted daily and Government National Mortgage Association (GNMA) and other U.S. government agency securities that are single issuer pools that are valued based on current market data of similar assets. Level 3 financial liabilities at September 30, 2021 and December 31, 2020 consist entirely of the estimated contingent consideration resulting from an acquisition (See Note 12 to the Consolidated Financial Statements).
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
Liquidity and Capital Resources

	Nine Months Ended September 30,
	2021	2020
Net cash provided by operating activities	$483,881	$396,524
Net cash used in investing activities	(87,542)	(64,243)
Net cash used in financing activities	(387,390)	(401,833)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,442)	(4,196)
Net increase (decrease) in cash, cash equivalents and restricted cash	6,507	(73,748)
Cash, cash equivalents and restricted cash, beginning of period	787,727	844,547
Cash, cash equivalents and restricted cash, end of period	$794,234	$770,799
Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing. At September 30, 2021, our unused sources of liquidity consisted of cash and cash equivalents and the amount available under our credit facility.
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
We had outstanding letters of credit of $5.8 million as of October 21, 2021 which reduced our amount available under the credit facility to $319.2 million. These letters of credit were primarily issued for the expansion of our corporate headquarters completed in 2020 and are due to expire in late 2021.
The majority of excess cash reserves are primarily placed in accounts located in the United States that invest entirely in SEI-sponsored money market mutual funds denominated in the U.S. dollar. We also utilize demand deposit accounts or money market accounts at several well-established financial institutions located in the United States. Accounts used to manage these excess cash reserves do not impose any restrictions or limitations that would prevent us from being able to access such cash amounts immediately. As of October 21, 2021, the amount of cash and cash equivalents considered free and immediately accessible for other general corporate purposes was $376.1 million.
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
Cash flows from operations increased $87.4 million in the first nine months of 2021 compared to the first nine months of 2020 primarily from the increase in net income and increased repayments from LSV related to their working capital accounts. The negative impact from the change in the Company's working capital accounts and lower distribution payments received from LSV partially offset the increase.
Net cash used in investing activities includes:
•Purchases, sales and maturities of marketable securities. Purchases, sales and maturities of marketable securities in the first nine months of 2021 and 2020 were as follows:

	Nine Months Ended September 30,
	2021	2020
Purchases	$(168,333)	$(114,407)
Sales and maturities	134,222	113,417
Net investing activities from marketable securities	$(34,111)	$(990)
See Note 5 to the Consolidated Financial Statements for more information related to marketable securities.
•The capitalization of costs incurred in developing computer software. We capitalized $19.5 million of software development costs in the first nine months of 2021 as compared to $18.6 million in the first nine months of 2020. The majority of our software development costs are related to significant enhancements for the expanded functionality of the SEI Wealth Platform.
•Capital expenditures. Capital expenditures in the first nine months of 2021 were $22.5 million as compared to $43.1 million in the first nine months of 2020. Expenditures in 2021 include capital outlays for purchased software and equipment for data center operations. Expenditures in 2020 include the expansion of our corporate headquarters completed in the fourth quarter 2020 as well as purchased software and equipment. We continue to evaluate improvements to our information technology infrastructure which, if implemented, will result in additional expenditures for purchased software and equipment for data center operations.
•Other investing activities. We made a payment of $11.0 million in the first nine months of 2021 to purchase a technology platform providing digital collaboration tools for financial advisors. In October 2021, we made a payment related to the acquisition of an investor lifecycle management fintech firm. The cash payment associated with this acquisition was not material. In November 2021, pending regulatory approval, we expect to make a payment for the acquisition of a defined contribution master trust in the United Kingdom. The cash payment related to this acquisition is not expected to be material.
Net cash used in financing activities includes:
•The repurchase of common stock. Our Board of Directors has authorized the repurchase of common stock through multiple authorizations. Currently, there is no expiration date for the common stock repurchase program. We had total capital outlays of $315.8 million during the first nine months of 2021 and $327.1 million during the first nine months of 2020 for the repurchase of common stock.

•Proceeds from the issuance of common stock. We received $37.9 million in proceeds from the issuance of common stock during the first nine months of 2021 as compared to $29.8 million during the first nine months of 2020. The increase in proceeds is primarily attributable to a higher level of stock option exercise activity.
•Dividend payments. Cash dividends paid were $105.5 million in the first nine months of 2021 as compared to $103.9 million in the first nine months of 2020.
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
•third-party pricing services for the valuation of securities invested in our investment products;
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
•third-party approval of our investment products with advisors affiliated with independent broker-dealers or other networks;
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

(b) Change in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings.
We and certain of our subsidiaries are a party to or have property subject to litigation and other proceedings, examinations and investigations that arise in the ordinary course of our business that we do not believe are material. These types of matters could result in fines, penalties, cost reimbursements or contributions, compensatory or treble damages or non-monetary sanctions or relief. We believe the probability is remote that the outcome of any of these matters will have a material adverse effect on SEI as a whole, notwithstanding that the unfavorable resolution of any matter may have a material effect on our net earnings in any particular interim reporting period. We cannot predict the outcome of legal or other proceedings with certainty. These matters include the proceedings summarized in “Note 11. Commitments and Contingencies” included in our Notes to Consolidated Financial Statements.

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
Information regarding the repurchase of common stock during the three months ended September 30, 2021 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 2021	200,000	$60.87	200,000	$234,495,000
August 2021	619,000	61.77	619,000	196,241,000
September 2021	1,160,000	59.89	1,160,000	126,775,000
Total	1,979,000	$60.57	1,979,000

Item 6.    Exhibits.
The following is a list of exhibits filed as part of the Form 10-Q.

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32	Section 1350 Certifications.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEI INVESTMENTS COMPANY

Date:	October 25, 2021	By:	/s/ Dennis J. McGonigle
Dennis J. McGonigle
Chief Financial Officer