Form 10-K
period 2021-12-31
SEI INVESTMENTS CO
filed 2022-02-22
CIK 350894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No  ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $6.7 billion based on the closing price reported by NASDAQ on June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter). For purposes of making this calculation only, the registrant has defined affiliates as including all executive officers, directors and beneficial owners of more than 10% of the common stock of the registrant.
The number of shares outstanding of the registrant's common stock, as of the close of business on January 31, 2022:

Common Stock, $.01 par value	138,354,051

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference herein:

1.    The definitive proxy statement relating to the registrant’s 2022 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year covered by this annual report, is incorporated by reference in Part III hereof.

SEI INVESTMENTS COMPANY
Fiscal Year Ended December 31, 2021

PART I
Forward Looking Statements
This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve certain known and unknown risks, uncertainties and other factors, many of which are beyond our control, and are not limited to those discussed in Item 1A, Risk Factors. All statements that do not relate to historical or current facts are forward-looking statements. These statements may include words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "will," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to present or anticipated strategies, products and markets, future revenues, capital expenditures and uses, expansion plans, future financing and liquidity, personnel, and other statements regarding matters that are not historical facts or statements of current condition.
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
Item 1. Business.
Corporate Overview
SEI delivers technology and investment solutions that connect the financial services industry. With capabilities across investment processing, operations, and asset management, SEI works with corporations, financial institutions and professionals, and ultra-high-net-worth families to solve problems, manage change and help protect assets–for growth today and in the future.
SEI’s four core business segments provide outsourcing services to banks, investment advisors, investment managers and institutional investors. We serve a broad range of client types of all sizes and complexity, including 10 of the top 20 U.S. banks1 and 49 of the top 100 investment managers2 worldwide. Investments in New Businesses is a fifth segment, focused on research and development for new business initiatives.
SEI manages, advises, or administers approximately $1.3 trillion in assets. We are headquartered in Oaks, PA and support clients globally from service centers located in the United States, Canada, Ireland, South Africa and the United Kingdom, as well as in continental Europe and East Asia. We were founded in 1968 and became a public company in 1981.
Mission and Strategy
SEI’s mission is to build brave futuresSM through the power of connection. With relationships across the financial services industry, we’re uniquely positioned to meet our clients’ emerging and converging needs and capture growth opportunities that increase shareholder value. Key strategies include:
•Focus on addressing converging markets and clients’ needs. Increasingly, the needs of wealth managers, investment managers, financial advisors, family offices, and investors are converging, particularly among larger firms and investors. They face increasing competitive and market pressures, ever-growing regulations, and the need to replace aging legacy technologies. They also seek to expand services, offer differentiated solutions, improve efficiencies, reduce risk, and better manage their businesses. Our comprehensive platforms, including financial technologies, outsourced investment processing and operations services, and investment management services, help our clients make confident decisions and address the entirety of business transformation—from digitization to change management to data security.
•Enhance existing capabilities and create broader solutions. With our One SEISM approach, we are creating an actionable approach to aggregated data sourced from multiple systems and modularizing specific applications into standalone components, enabling an unbundled approach to delivery. We believe this allows us to create flexible,
1 According to data collected by American Bankers Association
2 According to data collected by Pensions & Investments

client-responsive solutions, address the complex needs of larger firms, and expand the size of our addressable markets.
•Continue investing in talent. The attraction, retention, and development of talent is paramount to continuing to deliver tech-forward solutions to our markets. We continue to evaluate opportunities to competitively position SEI as an employer of choice, including compensation and training and development programs. With our One SEI mindset, we look to leverage the talent, technology, and capabilities across the company for the benefit of our clients and to expand opportunities for our employees.
•Continue expanding our global footprint. Global markets present significant growth opportunities. We have evolved platforms and business models for the global wealth management marketplace, focusing on the needs of institutional investors, wealth management organizations, independent wealth advisers, investment managers, investment advisors, and affluent individual investors.
Business Model
Our growth strategies are anchored in our proven business model. We pursue growth by focusing on four critical elements: turning challenges into opportunities, driving mutual growth, meaningfully engaging clients and employees, and leveraging our financial strength.
•Turn challenges into opportunities. For more than 50 years, we have delivered solutions that anticipate and address complex business challenges. We foster an open, collaborative culture and strive to nurture a talented and engaged workforce. We balance our investments over the short, medium and long term to serve existing clients, enhance existing solutions, develop new capabilities, expand markets, and keep an eye toward the future to deliver new sources of growth.
•Drive mutual growth. We focus on the long term and achieving sustainable growth by delivering enterprise-wide platforms to the markets we serve. We are growing the business through new-name sales, cross-sales, and new platform delivery, as well as entering adjacent markets by delivering existing and new platforms. To enhance our capabilities, scale our competitive presence, or enable strategic growth, we pursue selective acquisitions.
•Engage clients and employees. We drive a client-first culture and strive to forge intimate, enduring client relationships, be a thought leader in the markets we serve, and craft “win-win” pricing models. We believe SEI’s long-lasting client relationships—some of which span decades—are fundamental to enhancing SEI’s financial strength. We also maintain a focus on employee safety and corporate social responsibility.
•Leverage financial strength. We focus on achieving long-term, sustainable revenue and earnings growth. We maintain a strong balance sheet and are committed to research and development. We favor scalable businesses that generate recurring revenues and predictable cash flows. SEI’s revenue is highly recurring; we generate strong cash flow, and we have a long history of profitability. We return capital to shareholders through stock repurchases and paid dividends.
Other Competitive Advantages
Our experience in delivering technology and investment solutions, market leadership position, industry expertise, and proven business model serve as competitive advantages. Other key sources of advantage include:
•We are uniquely positioned in the wealth and investment management industry. We provide critical capabilities across technology, operations, and asset management, delivered standalone or combined into even more comprehensive solutions. These capabilities and our multi-industry expertise uniquely position us to address the emerging and increasingly converging needs of wealth managers, asset owners and investors.
•We leverage our assets across the company. We invest in business opportunities derived from our core competencies. Our One SEI approach is centered on making our assets, particularly technology, available as components for all of our markets. We are both a provider and a user of many of our services. This dual role helps to drive service quality and product innovation. As an example, we provide fund accounting capabilities for the investment products we manage, as well as for those we administer for clients. We also leverage our principal business platforms and assets across multiple market segments, further enhancing the potential for operating leverage.
•Our dynamic workforce is key to our success and is the foundation of our culture. Each of our employees brings a distinct set of skills, strengths, experiences, and backgrounds, which contribute to our individual and collective growth. We also believe our business should be conducted in a manner that achieves sustainable growth and demonstrates a commitment to corporate social responsibility (CSR). We expect all employees to act responsibly, ethically, and with integrity in our dealings with each other, our clients and the community.
•Business continuity planning and disaster recovery exercises continue to reinforce our preparedness. Our products and services are enabled by SEI’s information technology infrastructure and supported by onsite employees. We also maintain and regularly exercise enterprise-wide business continuity tests. During the pandemic-driven shutdown of onsite operations, we were able to maintain operational integrity for clients and seamlessly transition to a remote work environment for our global workforce. This flexibility enables us to adapt sales and client-onboarding processes for virtual engagement, delivery, and operations.
•We are committed to bringing new solutions to our markets. We are committed to bringing new solutions to our markets. We develop and nurture new business initiatives that we believe present opportunities for longer-term growth. For example, SEI Sphere, our cybersecurity and information technology managed services solution, helps clients optimize, secure, and support their complex and evolving technology operations needs. Our Private Wealth Management business leverages SEI’s technology and investment capabilities and expertise for the ultra-high-net worth market, and SEI Ventures, our corporate venture capital program, seeks to accelerate the launch of new platforms or drive new product development opportunities.
Core Capabilities
Sitting at the intersection of technology and investments, we combine one or more of three core capabilities, including technology services, investment operations, and asset management, into outsourced solutions tailored to the needs of each market we serve.
•Technology and operations
We provide technology and operations services to banks, wealth managers, trust companies, investment managers, asset owners, independent wealth advisers, investment advisors, financial planners, family offices, and other financial services firms. Our platforms include advanced technologies for asset management and wealth advisory and administration, as well as processing, infrastructure, and cybersecurity services.
Our platforms also include technology and operationally-enabled investment service capabilities for a broad range of traditional and alternative investments, delivered as unbundled product components for front, middle and back offices. Capabilities include advanced technologies for data management and analytics, fund and investment accounting, administration, global regulatory and compliance services (GRC), investor servicing, and client reporting.
We also offer investment operations capabilities for family offices in the United States, including technology and outsourced services that support the accounting, investment management, and reporting functions for family offices, private banks, private wealth advisors, and alternative asset managers.
•Asset management
We provide comprehensive solutions for managing personal and institutional wealth. These solutions include investment strategies, customized asset management programs, and SEI-sponsored investment management products, as well as other consultative, operational, and technology components. We offer these solutions to wealth managers, investment advisors, and other financial intermediaries as part of a comprehensive asset management program for their investors, as well as directly to institutional investors and ultra-high-net worth investors.
Investment management programs include strategies customized to support an investor’s organizational or personal objectives, risk tolerances and other considerations, such as tax or environmental, social, and governance (ESG) preferences. A typical long-term personal investor may have a series of goals, each with a specific investment strategy, appropriately diversified both globally and by asset class. Investment strategies are typically implemented with SEI-sponsored investment products, including mutual funds, collective investment products, alternative investment portfolios and separately-managed accounts. Through our wholly-owned subsidiaries, we serve as sponsor, administrator, transfer agent, investment advisor, distributor, and shareholder servicer for many of these products.
Principal Business Platforms and Revenue Recognition
Our principal business platforms are the foundational components for modularization and unbundling as part of our One SEI approach:
•Investment processing platforms provide technologies, business process outsourcing, and infrastructure services for wealth managers. We primarily deliver these services through our proprietary technology platforms, including the SEI Wealth PlatformSM and TRUST 3000®. Through our wholly-owned subsidiaries, we use these technologies to deliver operations and administrative outsourcing services, including custodial and back-office accounting services.
Revenues for investment processing services include application software services, business-process-outsourcing services, professional services, and transaction-based services. These revenues are recognized in information processing and software servicing fees on the accompanying Consolidated Statements of Operations. Application and business process outsourcing revenues are earned from monthly fees for contracted Software as a Service

(SaaS) and Platform as a Service (PaaS) services. Revenues are based upon the type and number of investor accounts serviced or as a percentage of the market value of the clients’ assets processed. Professional services revenues are earned from contracted, project-oriented services, including client implementations. Transaction-based revenues are earned primarily from commissions earned on securities trades executed on behalf of clients through one of our investment processing platforms.
•Investment operations platforms provide technologies, business process outsourcing, and infrastructure services for investment managers and asset owners.
Revenues for these investment operations services are earned primarily as a percentage of net assets under administration and are recognized in Asset management, administration, and distribution fees on the accompanying Consolidated Statements of Operations. Revenues for the processing of institutional separate accounts and separately managed accounts are generally based on the number of investor accounts serviced. Assets associated with this separate account processing are not included in reported assets under administration.
•Investment management platforms provide comprehensive solutions for managing personal and institutional wealth. These platforms include: goals-based investment strategies; SEI-sponsored investment products, including mutual funds, collective investment products, alternative investment portfolios, and separately managed accounts; and other market-specific advice, technology, and operational components.
As of December 31, 2021, we managed $306.2 billion in assets including:
•$201.8 billion invested in fixed-income and equity funds and separately managed account programs;
•$92.6 billion invested in collective trust fund programs; and
•$11.8 billion invested in liquidity or money market funds.
An additional $99.0 billion in assets is managed by our unconsolidated affiliate LSV Asset Management (LSV), a registered investment advisor that specializes in value equity management for its clients.
Investment management revenues are earned primarily as a percentage of net assets under management. These revenues are recognized in Asset management, administration, and distribution fees on the accompanying Consolidated Statements of Operations. Our interest in the earnings of LSV is recognized in Equity in earnings of unconsolidated affiliates on the accompanying Consolidated Statements of Operations.
Human Capital
Our talented workforce is the key to our ability to serve our clients globally. At January 31, 2022, we had 4,371 full-time and 35 part-time employees.
Employee unions do not represent any of our employees.
Diversity and Inclusion
SEI is committed to creating and maintaining an inclusive workforce and culture. We believe it is imperative to have diversity of thought and talent in order to address our markets' and clients' needs. We value the contributions that come from a talented workforce informed by their diverse backgrounds, experiences and ideas. In keeping with that belief, we are proud to be an equal opportunity employer.
Training and Development
We provide multiple tools to our employees to support their growth and professional development. Our continued commitment to employee education includes the introduction of new programs and learning content that suit their needs and development, along with the knowledge to fulfill their roles at SEI. We have also invested in a comprehensive learning platform to remove the physical barriers of in-person training and provide employees with access to thousands of topical courses, enhancing how employees receive and interact with educational content.
We have also continued our Design Thinking program, which aims to foster employee creativity and innovation. The program provides an in-depth immersion into the core methodology of design thinking, as well as the opportunity to immediately apply the mindset and tools and take this learning to everyday practices. The Gallup© CliftonStrengths assessment program also continues to help employees understand and build upon their unique strengths and develop as leaders.
Leadership Development
Our “5-15 Leadership Program” brings together–in cohorts of approximately 15 employees–emerging and experienced leaders from across SEI, to learn, grow, and be challenged to think differently about the future of our business. Throughout each three-month program, they are given the opportunity to learn from each other, grow together, connect across organizational functions, gain exposure to executive management, and develop a leadership mindset–all while working on key SEI business topics.
Our “Get, Grow, Keep” global initiative focuses on developing clear paths for women to advance within our company, helping us improve the ways we attract, develop, and retain female employees.
For our emerging leaders coming from universities across the globe, our Associates and Internship programs equip recent and soon-to-be graduates with the tools, exposure, and development opportunities necessary to launch their SEI careers and provide ongoing support for long-term success at SEI.
Employee Affinity Groups
We believe it is important to make a meaningful, positive impact on the communities we work in and serve. We strive to be stewards of advocacy, which may be best represented in our diversity initiatives and the grassroots efforts that define our employee-led volunteer groups. Each group follows a specified mission to accomplish their objectives. Our affinity groups are self-created, self-run, and self-sustained with a global reach.
•SEI Black Professionals Network: Fosters positive change and supports the advancement of Black professionals
•SEI Cares: Sponsors and identifies volunteer opportunities and awareness events and oversees an employee-led 501(c)(3) organization
•SEI Diversity: Supports our efforts to attract, develop, and retain employees from diverse backgrounds and provides educational events for all of SEI companywide
•SEI Green Team: Provides environmental education focused on creating a sustainable future
•SEI Salutes: Supports veterans and their families in the transition from military service to civilian life
•SEI Women’s Network: Seeks to inspire and support the professional growth of women both at SEI and beyond
•Wellness Team: Promotes employees’ physical, financial, and social well-being
Workplace Health and Safety
The health and safety of our global workforce remains a top priority for us. In response to the COVID-19 pandemic, our leadership teams across the company globally created a multi-phased return-to-office plan. We continue to follow the guidance of the local and national governments in the geographies in which we operate, including physical distancing, mask wearing, and travel restrictions. To protect the health and well-being of our employees, suppliers, and customers, we have made modifications to policies and various in-office protocols.
As part of our multi-phased approach, we brought back certain group and team leaders over the course of the pandemic to gain experience working onsite under our current health and safety protocols. This provided leaders first-hand experience with how our office environments are set up and functioning, so they can communicate their experience directly to their teams in preparation for a larger return, as well as help inform how we will structure bringing back the teams for which they are responsible.
In June 2021, we welcomed back additional members of our workforce to our offices. We prioritized operations and development teams that we believe benefit from the in-office environment. We have restructured floor plans to accommodate physical distancing measures per national health authorities, as well as implemented various health and safety protocols for the employees currently working in our offices in order to perform those on-site activities that are necessary to deliver the services on which our clients rely.
In October 2021, we opened our Oaks campus to more of our employees. This enhanced our learning and gave us additional insight for future planning. A majority of our personnel are observing work-from-home protocols across all of our global locations. We have been able to maintain our operational integrity and the robustness of our offerings in the current work-from-home environment.
We continue to rethink the future of work by integrating key learnings, safety measures, and employee feedback. We have formed an enterprise-wide committee of employees from diverse geographies and business units that meets regularly to discuss health, safety, and remote working logistics. We have introduced expanded health and wellness benefits to help our employees cope with the health impacts of COVID-19, including:
•A microsite that aggregates all information related to COVID-19 for our employees to understand our resources and planning as well as those of the local communities in which we have operations;
•A new Supplemental Child Care Reimbursement Policy to assist employees with the unexpected expense of child care during the pandemic that is intended to help cover gaps in care under our traditional policies;
•An expanded paid time off policy that allows for the flexibility to self-quarantine; and

•Providing additional resources for employees to manage potential mental health issues.
In addition, see the discussion of pandemics in Item 1A, Risk Factors for a description of the risks associated with pandemics generally and COVID-19 specifically.
Sustainability
We know that our clients’ goals may often consider how ESG considerations could impact their business risk and results, and position them for future growth. We continue to formalize and build upon our efforts.
Sustainable Investing
Manager research is the foundation of our approach to investment management by providing our clients with access to skilled managers and diversified investment products through a multi-manager solution. Manager research underpins our sustainable investing capabilities, and our approach to ESG research provides an in-depth analysis of each of our managers based on three broad factors: profile, resources, and practices.
We continue to create new sustainable investing roles, focused on deeper integration of sustainability into our core investment processes and the development of sustainable investing solutions for our clients. We also continue to introduce tools for our clients to use in building portfolios for their clients that meet their desired social impact.
In addition to integrating sustainability into our investment research and processes, we aim to bring dedicated sustainable investment solutions to our clients through mutual funds and customized solutions. We have a 20-year track record of providing custom screening solutions to clients through separate accounts, enabling them to align their portfolios with their values by excluding investments in certain sectors or that have certain business practices.
Environmental Sustainability
Our commitment to CSR includes managing our operations efficiently and working to reduce our environmental footprint. We aim to manage our greenhouse gas emissions, effectively manage our waste, and work to benefit the local watershed near our corporate headquarters.
We joined Climate Action 100+, an investor-led initiative, to engage companies whose businesses and operations have an opportunity to mitigate climate change and support the transition to a low-carbon economy. This effort supports our global investment stewardship strategy, building upon a decade of collaborative shareholder engagement in our Irish Funds complex.
Business Segments Overview
Business segments are generally organized around our target markets. Financial information about each business segment is contained in Note 12 to the Consolidated Financial Statements. Our business segments are:
Private Banks – Provides outsourced investment processing and investment management platforms to banks and trust institutions, independent wealth advisers, and financial advisors worldwide;
Investment Advisors – Provides investment management and investment processing platforms to affluent investors through a network of independent registered investment advisors, financial planners, and other investment professionals in the United States;
Institutional Investors – Provides OCIO solutions, including investment management and administrative outsourcing platforms to retirement plan sponsors, healthcare systems, higher education, and other not-for-profit organizations worldwide;
Investment Managers – Provides investment operations outsourcing platforms to fund companies, banking institutions, traditional and non-traditional investment managers worldwide, and family offices in the United States; and
Investments in New Businesses – Focuses on providing investment management solutions to ultra-high-net-worth families residing in the United States; developing network and data protection services; modularizing larger technology platforms into stand-alone components; entering new markets; and conducting other research and development activities.

The percentage of consolidated revenues generated by our business segments for the last three years was:

	2021	2020	2019
Private Banks	26%	27%	28%
Investment Advisors	25%	24%	24%
Institutional Investors	18%	19%	20%
Investment Managers	30%	29%	27%
Investments in New Businesses	1%	1%	1%
	100%	100%	100%
Private Banks
We provide investment processing outsourcing solutions to institutional and private-client wealth managers across a global wealth management marketplace, including banks, trust companies, independent wealth advisers, investment advisors, financial planners, and other financial service firms. Clients include 10 of the top 20 U.S. banks, as well as financial institutions several of whose relationships span decades with SEI.
Our solutions are designed to provide the advanced operating infrastructure, technologies, and operational and administrative capabilities that are vital to the success of wealth management organizations, helping them achieve their business objectives, manage change and complex operations, replace legacy platforms, comply with regulations, and deploy capital more effectively.
Our investment processing services are enabled by the SEI Wealth PlatformSM (SWP) and its predecessor, TRUST 3000. SWP offers a modern, fully-integrated, single infrastructure solution that integrates technology, operational outsourcing, and asset management. Capabilities span the front, middle, and back office and are designed to support a diverse mix of investors, accounts, and asset types, including portfolio management, client administration, accounting, and investment processing. In line with our One SEI approach, SWP’s open architecture also allows for technology integrations with other SEI capabilities to address clients’ unique needs.
Investment processing platforms are offered in Software-as-a-Service (SaaS) or Platform-as-a-Service (PaaS) delivery modes. SaaS includes investment processing software and information processing services. PaaS includes software and information processing services, as well as business processing outsourcing services, including back-office operations, accounting, and custodial services.
Contracts for TRUST 3000 and SWP services generally range from five to seven years. As of December 31, 2021, we had significant relationships with 108 clients, including TRUST 3000 relationships with 50 bank and trust institutions in the United States, and SWP relationships with 58 signed banks, independent wealth advisers and other wealth managers located in the United Kingdom and the United States. Our SWP relationships include four clients currently processing on TRUST 3000 scheduled for future migration to SWP.
Our competitors include in-house information technology organizations, as well as Fidelity National Information Services, Inc. (FIS), Fi-Tek, and SS&C Innovest in the United States, and FNZ UK Ltd. and Avaloq in the United Kingdom.
This segment also provides investment management programs to wealth managers and financial services intermediaries in North America, Europe, and Asia. These programs leverage more than four decades of experience with manager research and advice, asset allocation, and portfolio construction. We believe that we can provide flexible and better solutions at a lower cost of ownership and quicker speed to market through outsourcing. We deliver active, factor-based, and passively managed solutions to give firms the ability to focus on their clients while implementing and maintaining consistent, efficient processes that help them grow their businesses and manage risk.
As of December 31, 2021, we have asset management distribution relationships in this segment with banks, wealth managers, and other financial services firms, including 97 clients who had at least $5.0 million each in customer assets invested in our programs. We primarily serve clients and their investors in the United States, Canada, the United Kingdom, continental Europe, Hong Kong, and Singapore. We compete with various other providers depending on the prospective client’s domicile and business requirements. Competitors may include in-house investment teams and global asset management firms, such as Russell Investment Group and BlackRock.
Investment Advisors
We provide wealth management technology and investment solutions for independent financial advisors throughout the United States across the registered investment advisor (RIA) and independent broker/dealer market segments, including independent investment advisors, financial planners, life insurance agents and other wealth managers. Through our integrated or unbundled solutions, we help advisors reduce risk, improve quality and gain operational efficiencies that enable them to devote more of their resources to growing their businesses and achieving better financial outcomes for their clients.
Advisors are responsible for the investor relationship, including financial plan creation, investment strategy implementation, and customer education and servicing. We provide advisors with a flexible operating platform offering a complete end-to-end business, technology and operational solution with capabilities across the front, middle, and back office, including:
•Technology and Administrative Services. Enabled by the SEI Wealth Platform, these services include front-office investment management and investor collaboration capabilities, middle-office administrative outsourcing, and back-office processing and custody services.
•Customized Investment Management Programs. We provide advisors with an array of investment programs to customize portfolios for their personal or institutional investors. Our wealth and investment programs are designed to be attractive to affluent or high-net-worth individual investors and small to medium-sized institutional retirement plans.
These programs include goals-based strategies, SEI-sponsored mutual fund models, separately-managed account programs, and curated third-party investment products, including exchange-traded funds. Additionally, we offer specialized investment strategies focused on an investor’s needs across their life and wealth cycle, such as strategies designed to optimize tax-efficiency or income distribution. Advisors may also use models and funds of their own selection.
•Practice Management Expertise. We help advisors manage and grow their businesses by offering consultative practice management services, including access to our business transition services, case management expertise, thought leadership, and marketing and growth programs.
We had business relationships with approximately 7,500 financial advisors at December 31, 2021. This business is primarily based on approximately 2,500 investment advisors who each have a minimum of $5.0 million in customer assets invested in our programs.
Revenues are primarily earned as a percentage of average daily assets under management. Revenues for non-managed assets are earned as a percentage of average daily assets processed.
We compete with other custodians and providers of advisor technology products, money managers (both active and passive), turnkey asset management platform providers, and broker-dealers with affiliated advisor networks. Principal competitors include diversified firms that focus on custody operations such as Charles Schwab & Co., Inc., Pershing LLC and Fidelity Investments, as well investment advisory platform providers, such as AssetMark Financial Holdings and Envestnet.
Institutional Investors
We provide institutional investors with a variety of solutions aligned with their investment implementation preferences. As one of the first and largest providers of outsourced investment management services, we deliver solutions that leverage the breadth of our investment management, advisory, administration, technology, and operational capabilities to help institutional investors make more confident decisions and achieve greater control, reduced risk, and improved efficiencies.
We primarily serve retirement plan sponsors, healthcare systems, higher education, not-for-profit organizations, and other institutional asset owners in the United States, Canada, the United Kingdom, continental Europe, the Middle East, South Africa, and East Asia.
SEI’s Outsourced CIO (OCIO) platform supports institutional investors who delegate investment management decisions through a flexible implementation model. Investors outsource some or all investment management functions based on their preferred governance structure, business needs, and financial objectives. Our Enhanced CIO (ECIO) platform supports internal investment teams through SEI Novus, a global portfolio intelligence tool, and SEI’s comprehensive investment processing, shadow accounting, and data and workflow management.
In 2021, we acquired Atlas Master Trust from Capita to expand our competitive presence in the United Kingdom’s growing market for institutional investor services. We also acquired Novus Partners to integrate its global portfolio intelligence capabilities into our solutions.
We compete with various other providers depending on the prospective client’s national jurisdiction, business type, size, complexity and unique requirements. Competitors for OCIO services at larger institutional investors may include global advisory firms offering fiduciary management services such as Aon Hewitt and Willis Towers Watson, as well as with asset management firms like Mercer and Russell Investments. We also compete with numerous investment-management firms, including regional or boutique firms with an industry specialization. Competitors for ECIO services include data analytics software firms and investment data management providers.
Fees are primarily earned as a percentage of average assets under management calculated using the average of the four-month ending balances preceding the billing date. At December 31, 2021, we had relationships with 480 institutional clients.
Investment Managers
We provide investment operations outsourcing solutions across a global investment management marketplace, including fund companies, banking institutions, sovereign wealth funds, family offices, and traditional and alternative investment managers. Our solutions provide the advanced operating infrastructure, technologies, and operational capabilities that are critical to their success in a highly competitive industry, enabling them to efficiently navigate constantly changing markets and increasingly complex business challenges. Clients include asset owners and a diverse and sophisticated group of alternative, traditional, and hybrid asset managers, including 49 of the top 100 managers worldwide.
We believe clients select our full-service solutions for the flexibility, quality, and ability to support their diverse and often bespoke business needs across multiple product types and structures, investment strategies, and asset classes. Our outsourcing solutions accommodate investment managers of all sizes and complexity, from the unique needs of emerging and start-up managers up to the complex needs of global, multi-asset hybrid managers.
Our capabilities include data and information management and analytics; investment operations; regulatory and compliance support; fund administration; fund accounting; investor reporting and distribution support; as well as trustee, investment management, and administration services for collective investment trusts. We enable managers to view their business in a comprehensive and integrated way, providing more insight and control over their business risks and results. We also offer a global regulatory compliance solution that helps managers in adhering to increasingly demanding global regulatory environment.
Clients can manage assets in a variety of packaging types, including hedge funds, private equity, private debt and real estate funds, open-ended mutual funds, separate accounts, ETFs, auction funds, UCITS, and closed-end funds. We also support alternative fund structures, either through standalone private or public fund vehicles or using our SEC-registered U.S. mutual fund and ETF series trust platform.
We also offer a comprehensive suite of technology- and operationally-enabled services for ultra-high-net-worth families, their trusted advisors, and the institutions that service the family office market. Enabled by SEI's Archway PlatformSM, we handle complex partnership, portfolio, and corporate accounting alongside bill payment, investment management and multi-asset class data aggregation for alternative and traditional investment portfolios. These services are designed to help family offices and advisors to wealthy families better serve their ultra-high-net-worth clients.
As we believe that competitiveness will increasingly be based on capabilities other than just portfolio investment expertise, we offer managers solutions that help them gain scale and efficiency, run their businesses more intelligently through data analytics and intuitive online dashboards, and be more responsive to regulatory, investor, and intermediary needs. We will continue our efforts to add new asset managers, asset owners, family offices, and private wealth advisors as clientele, grow our existing client relationships, and expand into new markets. With our One SEI approach to address clients’ unique and evolving needs, we are leveraging capabilities throughout the company and modularizing platform capabilities into standalone components, enabling an unbundled approach to product delivery into the markets we serve.
Contracts for fund administration outsourcing services generally have terms ranging from three to five years. Fees are primarily earned as a percentage of assets under management and administration. A portion of the revenues for this segment is earned as account servicing fees. As of December 31, 2021, we had relationships with 549 investment management companies, alternative investment managers, family offices and private wealth advisors.
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
This segment also includes costs associated with other business and research initiatives, including cybersecurity and information technology solutions through SEI Sphere and the modularization of larger technology platforms into stand-alone components for the wealth management and investment processing markets.

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
Research and Development
We continue to devote significant resources to research and development, including expenditures for new technology platforms, enhancements to existing technology platforms and new investment products and services. Our research and development expenditures for the last three years were:

(all dollar amounts in thousands)	2021	2020	2019
Research and development expenditures	$168,519	$175,456	$163,008

Capitalization of costs incurred in developing computer software	$26,037	$24,119	$34,074

Research and development expenditures as a percentage of revenues	8.8%	10.4%	9.9%
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
Marketing and Sales
Our business platforms are directly marketed to potential clients in our target markets. At January 31, 2022, we employed approximately 100 sales representatives who operate from offices located throughout the United States, Canada, the United Kingdom, continental Europe, South Africa, Asia, and other locations.
Customers
In 2021, no single customer accounted for more than 10% of revenues in any business segment.
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
•SEI Investments - Depositary and Custodial Services (Ireland) Limited, or D&C, an authorized provider of depositary and custodial services that is regulated by the CBI;
•SEI Investments - Luxembourg S.A., or SEI Lux, a professional of the specialized financial sector subject to regulation by the Commission de Surveillance du Secteur Financier of the Grand Duchy of Luxembourg;
•SEI Investments Global (Cayman), Ltd., a full mutual fund administrator that is regulated by the Cayman Island Monetary Authority; and
•SEI Investments (South Africa) (PTY) Limited, a Private Company that is a licensed Financial Service Provider regulated by the Financial Sector Conduct Authority.
In addition to the regulatory authorities listed above, our subsidiaries are subject to the jurisdiction of regulatory authorities in other foreign countries. In addition to our wholly-owned subsidiaries, we also own a minority interest of approximately 38.7% in LSV, which is also an investment advisor registered with the SEC.
The Company, its regulated subsidiaries, their regulated services and solutions and their customers are all subject to extensive legislation, regulation, and supervision that recently has been subject to, and continues to experience, significant change and increased regulatory activity. These changes and regulatory activities could have a material adverse effect on us and our clients.
The various governmental agencies and self-regulatory authorities that regulate or supervise the Company and its subsidiaries have broad administrative powers. In the event of a failure to comply with laws, regulations, and requirements of these agencies and authorities, the possible business process changes required or sanctions that may be imposed include the suspension of individual employees, limitations on our ability to engage in business for specified periods of time, the revocation of applicable registration as a broker-dealer, investment advisor or other regulated entity, and, as the case may be, censures and fines. Additionally, certain securities and banking laws applicable to us and our subsidiaries provide for certain private rights of action that could give rise to civil litigation. Any litigation could have significant financial and non-financial consequences including monetary judgments and the requirement to take action or limit activities that could ultimately affect our business.
Governmental scrutiny from regulators, legislative bodies, and law enforcement agencies with respect to matters relating to our regulated subsidiaries and their activities, services and solutions, our business practices, our past actions and other matters has increased dramatically in the past several years. Responding to these examinations, investigations, actions, and lawsuits, regardless of the ultimate outcome of the proceeding, is time consuming and expensive and can divert the time and effort of our senior management from our business. Penalties, fines and changes to business processes sought by regulatory authorities have increased substantially over the last several years, and certain regulators have been more likely in recent years to commence enforcement actions or to advance or support legislation targeted at the financial services industry. We continue to be subject to inquiries from examinations and investigations by supervisory and enforcement divisions of regulatory authorities and expect this to continue in the future. We believe this is also the case with many of our regulated clients. Governmental scrutiny and legal and enforcement proceedings can also have a negative impact on our reputation, our relationship with clients and prospective clients, and on the morale and performance of our employees, which could adversely affect our businesses and results of operations.
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
Our businesses are also subject to privacy and data protection information security legal requirements concerning the use and protection of certain personal information. These include those adopted pursuant to the Gramm-Leach-Bliley Act and the Fair and Accurate Credit Transactions Act of 2003 in the United States, the General Data Protection Regulation

(GDPR) in the EU, Canada’s Personal Information Protection and Electronic Documents Act, the Cayman Islands' Data Protection Law, and various other laws. Privacy and data security legislation is a priority issue in many states and localities in the United States, as well as foreign jurisdictions outside of the EU. For example, California enacted the California Consumer Privacy Act (CCPA) which broadly regulates the sale of the consumer information of California residents and grants California residents certain rights to, among other things, access and delete data about them in certain circumstances. Other states are considering similar proposals. Such attempts by the states to regulate have the potential to create a patchwork of differing and/or conflicting state regulations. Ensuring compliance under ever-evolving privacy legislation, such as GDPR and CCPA, is an ongoing commitment, which involves substantial costs.
Compliance with existing and future regulations and responding to and complying with recent increased regulatory activity affecting broker-dealers, investment advisors, investment companies, financial institutions, and their service providers could have a significant impact on us. We periodically undergo regulatory examinations and respond to regulatory inquiries and document requests. In addition, recent and continuing legislative activity in the United States and in other jurisdictions (including the European Union and the United Kingdom) have made and continue to make extensive changes to the laws regulating financial services firms. As a result of these examinations, inquiries, and requests, as a result of increased civil litigation activity, and as a result of these new laws and regulations, we engage legal counsel and other subject matter experts, review our compliance procedures, solution and service offerings, and business operations, and make changes as we deem necessary or as may be required by the applicable authority. These additional activities and required changes may result in increased expense or may reduce revenues.
Our bank clients are subject to supervision by federal, state, and foreign banking and financial services authorities concerning the manner in which such clients purchase and receive our products and services. Our plan sponsor clients and our subsidiaries providing services to those clients are subject to supervision by the Department of Labor and compliance with employee benefit regulations. Investment advisor and broker-dealer clients are regulated by the SEC, state securities authorities, or FINRA. Existing or future regulations applicable to our clients may affect our clients’ purchase of our products and services.
In addition, see the discussion of governmental regulations in Item 1A, Risk Factors for a description of the risks that the current regulatory regimes and proposed regulatory changes may present for our business.

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
The development and introduction of new products and services in the markets in which we operate requires continued innovative efforts on our part and may require significant time and resources as well as ongoing support and investment. Substantial risk and uncertainties are associated with the introduction of new products and services, including the implementation of new and appropriate operational controls and procedures, shifting client and market preferences, the introduction of competing products or services and compliance with regulatory requirements.
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
We rely on third parties to provide products and services that may be difficult to replace or which could cause errors or failures in the services we provide. We rely on third parties we do not control to provide us with products and services, including software development, licensed software, software as a service, cloud services, hosting, web hosting, and the Automated Clearing House (ACH) network which transmit transaction data, process chargebacks and refunds, and perform clearing services in connection with our settlement activities. In the event these third parties fail to provide these services adequately or in a timely manner, including as a result of errors in their systems or events beyond their control, or refuse to provide these services on terms acceptable to us or at all, and we are not able to find and implement timely suitable alternatives, we may no longer be able to provide certain services to customers, which could expose us and our clients to information security, financial, compliance and reputational risks, among others, and have a material adverse effect on our results of operations and financial condition. In addition, if we are unable to renew our existing contracts or licenses with key vendors, technology providers or service providers, we might not be able to replace the related product, application or service at all or at the same cost, which would negatively impact our offerings and our results of operations.
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

We may experience software defects, development delays or installation difficulties, which would harm our business and reputation and expose us to potential liability. A significant portion of our revenue is dependent upon our ability to develop, implement, maintain and enhance sophisticated software and computer systems. We may encounter delays when developing new applications and services. Further, the software underlying our services may contain undetected errors or defects when first introduced or when new versions are released. We may also experience difficulties in installing or integrating our technology on systems or with other programs used by our clients. Likewise, our clients may make a determination to delay or cancel the integration of our new applications and services. Defects in our software, failure to adequately maintain and enhance our software products, errors or delays in the processing of electronic transactions or other difficulties could result in interruption of business operations, delay in market acceptance, additional development and remediation costs, diversion of technical and other resources, loss of clients or client data, negative publicity or exposure to liability claims. Although we attempt to limit our potential liability through disclaimers and limitation of liability provisions in our license and client agreements, we cannot be certain that these measures will successfully limit our liability.
Risks Related to Our Technology
We are exposed to data and cyber security risks. Like other global financial service providers, we experience millions of cyber-attacks on our computer systems, software, networks and other technology assets on a daily basis. Cyber security and information risks for financial institutions have significantly increased in recent years in part because of the proliferation of new technologies, the use of the internet and mobile telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign state actors, in some circumstances as a means to promote political ends. In addition to the growing sophistication of certain parties, the commoditization of cyber tools which are able to be weaponized by less sophisticated actors has led to an increase in the exploitation of technological vulnerabilities. Any of these parties may also attempt to fraudulently induce employees, customers, clients, vendors or other third parties or users of our systems to disclose sensitive information in order to gain access to our data or that of our employees or clients. Cyber security and information security risks may also derive from:
•human error,
•fraud, or malfeasance on the part of our employees or third parties,
•accidental technological failure, or
•our failure to introduce security patches provided by vendors in a timely manner.
In addition, third parties with whom we do business, their service providers, as well as other third parties with whom our customers do business, are sources of cyber security risk to us, particularly when their activities and systems are beyond our own security and control systems. A cyber-attack, information breach or loss, or technology failure of a third party could adversely affect our ability to effect transactions, service our clients, manage our exposure to risk, expand our businesses, or significantly harm our reputation. There is no guarantee that the strategies we have deployed that are designed to protect against threats and vulnerabilities will be effective or provide recoverability of our systems or our data or that of our clients given the techniques used in cyber-attacks are complex and frequently change.
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
We are exposed to risk of outages, data losses, and disruptions of services. We maintain and process data for our clients that is critical to their business operations. The products and services used to process that data is increasingly complex, and maintaining, securing, and expanding this infrastructure is expensive. It requires that we maintain an Internet connectivity infrastructure and storage and compute capacity that is robust and reliable within competitive and regulatory constraints that continue to evolve. Inefficiencies or operational failures, including temporary or permanent loss of customer data, damaged software codes, delayed or inaccurate processing of transactions, insufficient Internet connectivity, or inadequate storage and compute capacity, could diminish the quality of our products, services, and user experience resulting in contractual liability, claims by customers and other third parties, regulatory actions, damage to our reputation, and loss of current and potential users, each of which may adversely impact our consolidated financial statements. The costs necessary to rectify these problems may be substantial and may adversely impact our business.
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
As a major financial services firm, we are subject to extensive regulation by U.S. federal and state regulatory agencies and securities exchanges and by regulators and exchanges in each of the major markets where we conduct our business. Our parent company, SEI Investments Company, is regulated by the FFIEC as a significant service provider to the financial industry and subject to SEC oversight as a publicly traded company. Our various business activities in the United States are conducted through entities such as an investment advisor, broker dealer, commodity pool operator, transfer agent, investment company, national bank and trust company which may be registered with or regulated by the SEC, FINRA, CFTC, NFA, DOL, OCC, and the PA Department of Banking. In addition, some of our foreign subsidiaries are registered with, and subject to the oversight of, regulatory authorities primarily in the United Kingdom, Ireland, Canada, Luxembourg, South Africa, and the Cayman Islands. Many of our clients are subject to substantial regulation by federal and state banking, securities, insurance or employee benefit authorities. Compliance with existing and future regulations, responding to and complying with regulatory activity (new requirements, examinations and supervisory activity) affecting our financial intermediary clients and their service providers could have a significant impact on our operations or business or our ability to provide certain products or services.
We offer financial services technology products and services that also are subject to regulation by the federal and state securities and banking authorities, as well as foreign regulatory authorities, where applicable. Existing or future regulations that affect these products could lead to a reduction in sales of these products or an increase in the cost of providing these products.
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
Our businesses are also subject to privacy and data protection information security legal requirements concerning the use and protection of certain personal information. These include those adopted pursuant to the Gramm-Leach-Bliley Act and the Fair and Accurate Credit Transactions Act of 2003 in the United States, the General Data Protection Regulation (GDPR) in the EU, Canada’s Personal Information Protection and Electronic Documents Act, the Cayman Islands' Data Protection Law, and various other laws. Privacy and data security legislation is a priority issue in many states and localities in the United States, as well as foreign jurisdictions outside of the EU. These laws impose mandatory privacy and data protection obligations, including providing for individual rights, enhanced governance and accountability requirements and significant fines and litigation risk for noncompliance. Many other jurisdictions have adopted or are proposing to adopt standards similar to the GDPR. In addition, several jurisdictions have enacted or proposed personal data localization requirements and restrictions on cross-border transfer of personal data that may restrict our ability to conduct business in those jurisdictions or create additional financial and regulatory burdens to do so.
Many aspects of our businesses are subject to legal requirements concerning the use and protection of certain customer information. These include those adopted pursuant to the Gramm-Leach-Bliley Act and the Fair and Accurate Credit Transactions Act of 2003 in the U.S., as well as the privacy and cybersecurity laws referenced above. We have adopted measures designed to comply with these and related applicable requirements in all relevant jurisdictions. Well-publicized allegations involving the misuse or inappropriate sharing of personal information have led to expanded governmental scrutiny of practices relating to the use or sharing of personal data by companies in the United States and other countries. That scrutiny has in some cases resulted in, and could in the future lead to, the adoption of stricter laws and regulations relating to the use and sharing of personal information. These types of laws and regulations could prohibit or significantly restrict financial services firms from sharing information among affiliates or with third parties such as vendors, and thereby increase compliance costs, or restricting the use of personal data when developing or offering products or services to customers. These restrictions could inhibit our development or marketing of certain products or services, or increase the costs of offering them to customers.
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
We are subject to litigation and regulatory examinations and investigations. The financial services industry faces substantial regulatory risks and litigation. Like many firms operating within the financial services industry, we are experiencing a difficult and continuously evolving regulatory environment across our markets. Our current scale and reach as a provider to the financial services industry, the increased regulatory oversight of the financial services industry generally, new laws and regulations affecting the financial services industry and ever-changing regulatory interpretations of existing laws and regulations, have made this an increasingly challenging and costly regulatory environment in which to operate. Examinations or investigations could result in the identification of matters that may require remediation activities or enforcement proceedings by the regulator. The direct and indirect costs of responding to these examinations, or of defending ourselves in any enforcement investigation or litigation could be significant. Additionally, actions brought against us may result in settlements, awards, injunctions, fines and penalties. Litigation or regulatory action could also harm our reputation with clients and prospects, have an adverse effect on our ability to offer some of our products and services, or impede our ability to maintain operations in certain jurisdictions.
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
We may be unable to fully capture the expected value from acquisitions, divestitures, joint ventures, minority stakes or strategic alliances. In connection with past or future acquisitions, divestitures, joint ventures, minority stakes or strategic alliances, we face numerous risks and uncertainties combining, transferring, separating or integrating the relevant businesses, systems and personnel, including the need to combine or separate accounting and data processing systems and management controls and to integrate relationships with clients, trading counterparties and business partners. In the case of joint ventures and minority stakes, we are subject to additional risks and uncertainties because we may be dependent upon, and subject to liability, losses or reputational damage relating to systems, controls and personnel that are not under our control.
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
In addition, acquisitions that expand our geographic footprint often involve additional or increased risks that we may not mitigate, which, in turn could adversely affect our operations and profitability. These risks include, for example:
•managing geographically separated organizations, systems and facilities;
•integrating personnel with diverse business backgrounds and organizational cultures;
•complying with non-U.S. regulatory requirements;
•fluctuations in currency exchange rates;
•enforcement of intellectual property rights in some non-U.S. countries;
•difficulty entering new non-U.S. markets due to, among other things, consumer acceptance and business knowledge of these new markets; and
•general economic and political conditions.
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
Certain of our business initiatives, including expansions of existing businesses, may bring us into contact, directly or indirectly, with individuals and entities that are not within our traditional client and counterparty base and may expose us to new asset classes and new markets. These business activities could expose us to new and enhanced risks, greater regulatory scrutiny of these activities, increased credit-related, political and operational risks, and reputational concerns regarding the manner in which these assets are being administered or held.
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
Disruptions of operations of other participants in the global financial system could prevent us from delivering our products and services. The operations and systems of many participants in the global financial system are interconnected. Many of the transactions involving our products and services rely on multiple participants in the global financial system to move funds and communicate information to the next participant in the transaction chain. A disruption for any reason of the operations of a participant in the global financial system could impact our ability to obtain or provide information or cause funds to be moved in a manner to successfully deliver our products and services. Although we work with other participants to avoid any disruptions, there is no assurance that such efforts will be effective. Such a disruption could lead to our inability to deliver products and services, reputational damage, lost clients and revenue, loss of clients’ and their customers’ confidence, as well as additional costs, all of which could have a material adverse effect on our business, results of operations and financial condition.
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
Competition from within the financial services and technology industries and from businesses outside the financial services and technology industries for qualified employees has often been intense. Recently, employment markets have grown in competitive intensity leading to higher costs.
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
We are subject to financial and non-financial covenants which may restrict our ability to manage liquidity needs. Our $325.0 million five-year senior unsecured revolving credit facility (Credit Facility) contains financial and non-financial covenants. The non-financial covenants include restrictions on our ability to execute transactions with affiliates other than wholly-owned subsidiaries or to incur liens or certain types of indebtedness as defined in the agreement. In the event of default, we have restrictions on paying dividends and repurchasing our common stock. We have one financial covenant, the Leverage Ratio, which restricts the level of indebtedness we can incur to a maximum of 2.25 times earnings before interest, taxes, depreciation and amortization (EBITDA). We believe our primary risk is with the financial covenant if we were to incur significant unexpected losses that would impact the EBITDA calculation. This would increase the Leverage Ratio and restrict the amount we could borrow under the Credit Facility. A restriction on our ability to fully utilize our Credit Facility may negatively affect our operating results, liquidity and financial condition.
We may become subject to stockholder activism efforts that each could cause material disruption to our business. Certain influential institutional investors and hedge funds have taken steps to involve themselves in the governance and strategic direction of certain companies due to governance or strategic related disagreements between such companies and such stockholders. If we become subject to such stockholder activism efforts, it could result in substantial costs and a diversion of management's attention and resources, which could harm our business and adversely affect the market price of our common stock. In addition, third party organizations that place ESG ratings on companies may create brand impact as a result of a rating that we do not control.
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
We may incur losses as a result of unforeseen or catastrophic events, including the emergence of a pandemic, extreme weather events or other natural disasters. The occurrence of unforeseen or catastrophic events, including the emergence of a pandemic, extreme terrestrial or solar weather events or other natural disasters, could create economic and financial disruptions, and could lead to operational difficulties (including travel limitations) that could impair our ability to manage our businesses and may adversely affect our operations, financial condition, and results of operations.
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
Increased geopolitical unrest and other events could adversely affect the global economy or specific international, regional and domestic markets, which may cause our revenue and earnings to decline. Geopolitical risks, including those arising from trade tension and/or the imposition of trade tariffs, European fragmentation, unrest in the Middle East and terrorist activity, political conflict and economic sanctions involving Russia, China and other countries, as well as acts of civil or international hostility, are increasing. Any such events, and responses thereto, may cause significant volatility and declines in the global markets, disruptions to commerce (including to economic activity, travel and supply chains), loss of life and property damage, and may adversely affect the global economy or capital markets, as well as our products, clients, vendors and employees, which may cause our revenue and earnings to decline. Our exposure to geopolitical risks may be heightened to the extent such risks arise in countries in which we currently operate or are seeking to expand our presence.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our corporate headquarters is located in Oaks, Pennsylvania and consists of ten buildings situated on approximately 124 acres. We own and operate the land and buildings, which encompass approximately 628,000 square feet of office space and 34,000 square feet of data center space. We lease other offices which aggregate 195,000 square feet. We also own a 3,400 square foot condominium that is used for business purposes in New York, New York.
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

2021	High	Low	Dividends
First Quarter	$62.45	$52.12	$—
Second Quarter	64.78	55.05	0.37
Third Quarter	63.50	57.06	—
Fourth Quarter	65.22	57.72	0.40

2020	High	Low	Dividends
First Quarter	$69.61	$35.41	$—
Second Quarter	61.58	43.40	0.35
Third Quarter	58.67	48.81	—
Fourth Quarter	57.62	48.70	0.37
According to the records of our transfer agent, there were 234 holders of record of our common stock on January 31, 2022. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
For information on our equity compensation plans, refer to Note 7 to the Consolidated Financial Statements and Item 12 of this Annual Report on Form 10-K.

Stock Performance Graph:
The following graph shows a comparison from December 31, 2016 through December 31, 2021 of the cumulative total return for our common stock, the NASDAQ Market Index and Industry Index 2, a blend of indices including 81% NASDAQ US Asset Managers and Custodians and 19% NASDAQ US Software. This replaces Industry Index 1, a blend of indices including 81% Morningstar Asset Managers and 19% Morningstar Software. The latter indices are no longer accessible and are included with data through December 31, 2020. This information is obtained from sources believed to be reliable but we cannot guarantee their accuracy. Returns are based on historical performance and are not indicative of future results.

Comparison of Cumulative Total Return of SEI Investments Company, Industry Index 1, Industry Index 2 and Nasdaq Market Index:

SEI Investments Company
NASDAQ Market Index
Industry Index 1
Industry Index 2
DOLLARS
$350
$300
$250
$200
$150
$100
$50
2016
2017
2018
2019
2020
2021

ASSUMES $100 INVESTED ON DECEMBER 31, 2016
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDED DECEMBER 31,
Issuer Purchases of Equity Securities:
Our Board of Directors has authorized the repurchase of up to $5.128 billion worth of our common stock. Currently, there is no expiration date for our common stock repurchase program (See Note 7 to the Consolidated Financial Statements). On December 10, 2021, our Board of Directors approved an increase in the stock repurchase program by an additional $200.0 million.
Information regarding the repurchase of common stock during the three months ended December 31, 2021 is:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1 – 31, 2021	50,000	$62.96	50,000	$123,627,000
November 1 – 30, 2021	802,000	63.22	802,000	72,922,000
December 1 – 31, 2021	677,000	61.49	677,000	231,293,000
Total	1,529,000	62.44	1,529,000
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(In thousands, except share and per-share data)
This discussion reviews and analyzes the consolidated financial condition at December 31, 2021 and 2020, the consolidated results of operations for the years ended December 31, 2021, 2020 and 2019, and other factors that may affect future financial performance. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report.
Certain information contained in this discussion is or may be considered forward-looking. Forward-looking statements relate to future operations, strategies, financial results, expenditures and other uses of capital or other developments. Forward-looking statements are based upon estimates and assumptions that involve certain judgments, risks and uncertainties, many of which are beyond our control or are subject to change. Although we believe our assumptions are reasonable, they could be inaccurate. Our actual future revenues and income could differ materially from our expected results. Further information about factors that could materially affect our results of operations and financial condition include, but are not limited to, the discussion contained in Item 1A, Risk Factors, in this Annual Report on Form 10-K. We have no obligation to publicly update or revise any forward-looking statements.
Overview
Consolidated Summary
SEI is a leading global provider of technology-driven wealth and investment management solutions. We deliver comprehensive platforms, services and infrastructure–encompassing technology, operational, and investment management services–to help wealth managers, financial advisors, investment managers, family offices, institutional and private investors create and manage wealth. Investment processing fees are earned as either monthly fees for contracted services or as a percentage of the market value of our clients' assets processed on our platforms. Investment operations and investment management fees are earned as a percentage of assets under management, administration or advised assets. As of December 31, 2021, through our subsidiaries and partnerships in which we have a significant interest, we manage, advise or administer approximately $1.3 trillion in hedge, private equity, mutual fund and pooled or separately managed assets, including approximately $405.1 billion in assets under management and $911.9 billion in client assets under administration. Our affiliate, LSV Asset Management (LSV), manages $99.0 billion of assets which are included as assets under management.
Condensed Consolidated Statements of Operations for the years ended 2021, 2020 and 2019 were:

Year Ended December 31,	2021	2020	Percent Change*	2019	Percent Change
Revenues	$1,918,309	$1,684,058	14%	$1,649,885	2%
Expenses	1,364,928	1,238,171	10%	1,189,461	4%
Income from operations	553,381	445,887	24%	460,424	(3)%
Net (loss) gain from investments	(366)	(286)	NM	3,174	NM
Interest income, net of interest expense	3,086	5,959	(48)%	15,952	(63)%
Equity in earnings of unconsolidated affiliates	137,572	117,134	17%	151,891	(23)%
Income before income taxes	693,673	568,694	22%	631,441	(10)%
Income taxes	147,080	121,408	21%	130,015	(7)%
Net income	546,593	447,286	22%	501,426	(11)%
Diluted earnings per common share	$3.81	$3.00	27%	$3.24	(7)%
* Variances noted "NM" indicate the percent change is not meaningful.

Significant Items Impacting Our Financial Results in 2021
Revenues increased $234.3 million, or 14%, to $1.9 billion in 2021 compared to 2020. Net income increased $99.3 million, or 22%, to $546.6 million and diluted earnings per share increased to $3.81 per share in 2021 compared to $3.00 per share in 2020. We believe the following items were significant to our business results during 2021:
•Revenue from Asset management, administration and distribution fees increased from higher average assets under administration from market appreciation and positive cash flows from new and existing clients. Average assets under administration increased $137.3 billion, or 19%, to $855.0 billion during 2021 as compared to $717.7 billion during 2020.
•Revenue from Asset management, administration and distribution fees also increased from higher assets under management. Average assets under management, excluding LSV, increased $51.1 billion, or 21%, to $293.7 billion during 2021 as compared to $242.6 billion during 2020. The increase was primarily due to market appreciation from the recovery of the capital markets during the later half of 2020 and throughout 2021. Defined benefit plan client losses in the Institutional Investors segment partially offset the increase and negatively impacted our asset-based revenues.
•Information processing and software servicing fees in the Private Banks segment increased by $32.1 million during 2021 due to higher asset balances processed on SWP.
•Earnings from LSV increased by $20.4 million, or 17%, in 2021 due to higher assets under management from market appreciation and new clients. Negative cash flows from existing clients and client losses partially offset the increase in earnings from LSV.
•Operating expenses increased primarily from direct costs related to increased revenues and higher personnel costs due to business growth and competitive labor markets.
•Stock-based compensation expense increased $14.4 million during 2021 due to a change in estimate of the timing of when stock-option vesting targets would be achieved and stock option awards granted in late 2020, net of forfeitures (See the caption "Stock-based Compensation" later in this discussion for more information).
•We capitalized $25.9 million in 2021 for SWP as compared to $22.3 million in 2020. Amortization expense related to SWP increased to $47.8 million during 2021 as compared to $43.9 million during 2020 due to additional enhancements placed into service.
•The effective tax rate during 2021 was 21.2% as compared to 21.3% during 2020.
•On November 12, 2021, we acquired all ownership interests of Novus Partners (Novus), a global portfolio intelligence platform company, to expand our capabilities for clients of the Institutional Investors segment. We borrowed $40.0 million under the credit facility to fund this acquisition. In February 2022, we made a principal payment of $10.0 million against our outstanding credit facility borrowings. The results of operations of Novus are included in the Institutional Investors segment (See Notes 6 and 14 to the Notes to Consolidated Financial Statements).
•We continued the stock repurchase program during 2021 and purchased approximately 6,747,000 shares at an average price of $61.00 per share for a total cost of $411.5 million.
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
•Revenue from Asset management, administration and distribution fees also increased from higher assets under management. Average assets under management, excluding LSV, increased $11.6 billion, or 5%, to $242.6 billion during 2020 as compared to $231.0 billion during 2019. The increase was primarily due to market appreciation from the strong recovery of capital markets during the second half of the year after the widespread economic shutdown caused by the emergence of the COVID-19 pandemic in March 2020.
•Information processing and software servicing fees in the Private Banks segment decreased by $7.1 million during 2020 due to previously announced client losses.

•Earnings from LSV decreased by $34.8 million, or 23%, in 2020 due to lower assets under management from negative cash flows from existing clients, lost clients and market depreciation due to the general underperformance of the value equity style favored by LSV.
•We continued to invest in new business opportunities such as the One SEI strategy and IT Services offering. The majority of these costs are recorded in the Investments in New Businesses segment and are included in Consulting, outsourcing and professional fees on the accompanying Consolidated Statements of Operations.
•Operating expenses in the Investment Managers segment increased primarily due to higher personnel costs to service new clients.
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
•We capitalized $22.3 million in 2020 for SWP as compared to $33.1 million in 2019. Amortization expense related to SWP increased to $43.9 million during 2020 as compared to $42.3 million during 2019 due to continued development. The proportion of expenses related to maintenance and support of SWP, which are not capitalized, increased as compared to costs related to development and enhancements eligible for capitalization.
•The effective tax rate during 2020 was 21.3% as compared to 20.6% during 2019. The increase in the effective tax rate was primarily due to reduced tax benefits from a lower volume of stock option exercise activity and an increase in the state effective tax rate.
•We purchased approximately 8,008,000 shares under the stock repurchase program during 2020 at an average price of $53.04 per share for a total cost of $424.7 million.
Other Significant Items Impacting Our Business
Impact of COVID-19
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
In March 2020, we executed upon our business resiliency and contingency plans. To date, our remote capabilities have proven to be effective during the disruption caused by the COVID-19 pandemic with a majority of our workforce working remotely.
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

While we have developed and implemented and continue to develop and implement health and safety protocols, business continuity plans and crisis management protocols designed to mitigate the potentially negative impact of COVID-19 to our employees and our business, the extent of the impact of the pandemic on our business and financial results will continue to depend on numerous evolving factors that we are not able to accurately predict and which will vary by market, including the duration and scope of the pandemic, the effectiveness of vaccinations, the implications arising out of the emerging and potentially yet to be identified variants of COVID-19, global economic conditions during and after the pandemic, governmental actions that have been taken, or may be taken in the future, in response to the pandemic, the extent that critical public and private infrastructure functions upon which we rely are suspended and changes in investor and consumer behavior in response to the pandemic. The resulting market conditions may adversely affect our revenues and earnings derived from assets under management and administration (See the caption "Workplace Health and Safety" in Item 1, Business, in this Annual Report on Form 10-K for more information).
Infrastructure Investments
We believe that a critical component of our long-term success is our ability to continually improve our technology infrastructure. Accordingly, we endeavor to:
•automate previously manual processes in our operation, compliance, risk, control and other functions in order to create internal efficiencies;
•evolve our cyber-security and data privacy systems to combat known and emerging threats and meet and exceed industry and regulatory standards around the world;
•increase the resiliency and reliability of our systems; and
•create more efficient technology solutions to scale our various businesses.
We will continue to invest in improving our technology infrastructure in order to maintain the foundation that we believe enables us to best serve our clients’ needs.
One SEISM Strategy
In 2020, we invested in our One SEI strategy. The One SEI strategy is a company-wide initiative to open business opportunities across the entire company by leveraging existing and new SEI platforms and making them accessible to all types of clients, adjacent markets and other non-SEI platforms. As we execute on our strategy, we have incurred significant costs during 2020 and throughout 2021 to integrate, modularize and leverage these technologies in our service offerings for the front, middle and back-office. The majority of these costs have been recognized in the Investments in New Businesses segment. To date, we have not capitalized any software development costs related to the One SEI strategy. We expect the level of investments related to the One SEI strategy to decline in 2022.
Investment Processing and Software Servicing Fees
Investment processing and software servicing fees in our Private Banks segment primarily include application and business-process-outsourcing services, professional fees and transaction-based services. Application and business-process-outsourcing services revenues are based upon the type and number of investor accounts serviced or as a percentage of the market value of the clients’ asset processed on our platforms. Professional services revenues are earned from contracted, project-oriented services. Transaction-based revenues are primarily earned from fees earned on securities trades executed on behalf of our clients. Approximately 46% of our investment processing and software servicing fees are earned as a percentage of the market value of clients’ asset processed, primarily from SWP and our mutual fund trading solution clients.
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
Acquisitions and Asset Purchases in 2021
During 2021, we completed the acquisitions of Novus and Finomial which we believe will enhance our capabilities, expand our competitive market presence and enhance our growth opportunities in our markets. We also purchased a technology platform providing digital collaboration tools for financial advisors and a defined contribution master trust in the United Kingdom. Through these transactions, we acquired intangible assets related to technology, trade names and client relationships which are amortized over the estimated useful life of the assets. We expect amortization expense from the intangible assets acquired to be approximately $8.9 million in 2022 and our total amortization expense from all intangible assets to increase by approximately $7.0 million from $5.3 million in 2021 to $12.3 million in 2022.

Amortization of Capitalized Software Development Costs
Our capitalized software development costs are amortized on a project basis using the straight-line method over the estimated economic life of the product or enhancement. The capitalization of our initial development work related to SWP began in mid-2007 when the platform was determined to be ready for its intended use. The amortization related to the initial software development costs capitalized in 2007 will end in the second quarter of 2022. As a result, we expect amortization expense related to SWP to decline by approximately $14.5 million from $47.8 million in 2021 to $33.3 million in 2022.

Ending Asset Balances
This table presents ending asset balances of our clients, or of our clients’ customers, for which we provide management or administrative services through our subsidiaries and partnerships in which we have a significant interest.

Ending Asset Balances
(In millions)	As of December 31,
			Percent Change		Percent Change
	2021	2020		2019
Private Banks:
Equity and fixed-income programs	$26,281	$25,498	3%	$23,851	7%
Collective trust fund programs	6	6	—%	4	50%
Liquidity funds	4,724	3,778	25%	3,405	11%
Total assets under management	$31,011	$29,282	6%	$27,260	7%
Client assets under administration	4,481	26,346	(83)%	25,801	2%
Total assets	$35,492	$55,628	(36)%	$53,061	5%
Investment Advisors:
Equity and fixed-income programs	$81,686	$71,248	15%	$67,899	5%
Liquidity funds	4,317	3,832	13%	2,887	33%
Total Platform assets under management	$86,003	$75,080	15%	$70,786	6%
Platform-only assets (E)	14,564	11,862	23%	9,484	25%
Total Platform assets (E)	$100,567	$86,942	16%	$80,270	8%
Institutional Investors:
Equity and fixed-income programs	$91,719	$90,869	1%	$84,291	8%
Collective trust fund programs	5	98	(95)%	83	18%
Liquidity funds	2,118	2,128	—%	1,746	22%
Total assets under management	$93,842	$93,095	1%	$86,120	8%
Advised assets	4,857	4,063	20%	3,948	3%
Total assets	$98,699	$97,158	2%	$90,068	8%
Investment Managers:
Collective trust fund programs	$92,549	$75,214	23%	$58,070	30%
Liquidity funds	423	424	—%	479	(11)%
Total assets under management	$92,972	$75,638	23%	$58,549	29%
Client assets under administration (A)	907,377	760,397	19%	657,541	16%
Total assets	$1,000,349	$836,035	20%	$716,090	17%
Investments in New Businesses:
Equity and fixed-income programs	$2,096	$1,711	23%	$1,688	1%
Liquidity funds	240	162	48%	158	3%
Total assets under management	$2,336	$1,873	25%	$1,846	1%
Advised assets	1,410	1,299	9%	1,343	NM
Total assets	$3,746	$3,172	18%	$3,189	(1)%
LSV:
Equity and fixed-income programs (B)	$98,984	$93,692	6%	$107,476	(13)%

Total:
Equity and fixed-income programs (C)	$300,766	$283,018	6%	$285,205	(1)%
Collective trust fund programs	92,560	75,318	23%	58,157	30%
Liquidity funds	11,822	10,324	15%	8,675	19%
Total assets under management	$405,148	$368,660	10%	$352,037	5%
Advised assets	6,267	5,362	17%	5,291	1%
Client assets under administration (D)	911,858	786,743	16%	683,342	15%
Platform-only assets	14,564	$11,862	23%	9,484	25%
Total assets	$1,337,837	$1,172,627	14%	$1,050,154	12%
(A)Client assets under administration in the Investment Managers segment include $12.4 billion of assets that are at fee levels below our normal full service assets (as of December 31, 2021).
(B)    Equity and fixed-income programs include assets managed by LSV in which fees are based on performance only. The ending value of these assets as of December 31, 2021 was $2.4 billion.
(C)    Equity and fixed-income programs include $7.9 billion of assets invested in various asset allocation funds at December 31, 2021.
(D)    In addition to the numbers presented, SEI also administers an additional $14.4 billion in Funds of Funds assets (as of December 31, 2021) on which SEI does not earn an administration fee.
(E)    Platform assets under management and Platform-only assets combined are total Platform assets in the Investment Advisors segment.

Average Asset Balances
This table presents average asset balances of our clients, or of our clients’ customers, for which we provide management or administrative services through our subsidiaries and partnerships in which we have a significant interest.

Average Asset Balances
(In millions)	For the Year Ended December 31,
			Percent Change		Percent Change
	2021	2020		2019
Private Banks:
Equity and fixed-income programs	$25,857	$23,728	9%	$22,364	6%
Collective trust fund programs	6	6	—%	4	50%
Liquidity funds	4,019	3,902	3%	3,575	9%
Total assets under management	$29,882	$27,636	8%	$25,943	7%
Client assets under administration	4,451	24,831	(82)%	23,467	6%
Total assets	$34,333	$52,467	(35)%	$49,410	6%
Investment Advisors:
Equity and fixed-income programs	$77,596	$63,812	22%	$63,076	1%
Liquidity funds	3,509	4,641	(24)%	3,504	32%
Total Platform assets under management	$81,105	$68,453	18%	$66,580	3%
Platform-only assets (E)	13,426	9,914	35%	8,852	12%
Total Platform assets (E)	$94,531	78,367	21%	75,432	4%
Institutional Investors:
Equity and fixed-income programs	$91,832	$81,518	13%	$82,506	(1)%
Collective trust fund programs	44	98	(55)%	80	23%
Liquidity funds	2,609	2,302	13%	2,278	1%
Total assets under management	$94,485	$83,918	13%	$84,864	(1)%
Advised assets	4,533	3,608	26%	3,760	(4)%
Total assets	$99,018	$87,526	13%	$88,624	(1)%
Investment Managers:
Collective trust fund programs	85,622	60,348	42%	51,379	17%
Liquidity funds	496	519	(4)%	540	(4)%
Total assets under management	$86,118	$60,867	41%	$51,919	17%
Client assets under administration (A)	850,510	692,819	23%	612,374	13%
Total assets	$936,628	$753,686	24%	$664,293	13%
Investments in New Businesses:
Equity and fixed-income programs	$1,906	$1,581	21%	$1,522	4%
Liquidity funds	202	174	16%	167	4%
Total assets under management	$2,108	$1,755	20%	$1,689	4%
Advised assets	1,395	1,199	16%	878	37%
Total assets	$3,503	$2,954	19%	$2,567	15%
LSV:
Equity and fixed-income programs (B)	$99,591	$85,043	17%	$103,086	(18)%

Total:
Equity and fixed-income programs (C)	$296,782	$255,682	16%	272,554	(6)%
Collective trust fund programs	85,672	60,452	42%	51,463	17%
Liquidity funds	10,835	11,538	(6)%	10,064	15%
Total assets under management	$393,289	$327,672	20%	$334,081	(2)%
Advised assets	5,928	4,807	23%	4,638	4%
Client assets under administration (D)	854,961	717,650	19%	635,841	13%
Platform-only assets	13,426	9,914	35%	8,852	12%
Total assets	$1,267,604	$1,060,043	20%	$983,412	8%

(A)    Average client assets under administration in the Investment Managers segment for the year ended December 31, 2021 include $32.6 billion that are at fee levels below our normal full service assets.
(B)    Equity and fixed-income programs include assets managed by LSV in which fees are based on performance only. The average value of these assets for the year ended December 31, 2021 was $2.3 billion.
(C)    Equity and fixed-income programs include $7.9 billion of average assets invested in various asset allocation funds for the year ended December 31, 2021.
(D)    In addition to the numbers presented, SEI also administers an additional $13.6 billion of average assets in Funds of Funds assets for the year ended December 31, 2021 on which SEI does not earn an administration fee.
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

Business Segments
Revenues, Expenses and Operating profit (loss) for our business segments for the year ended 2021 compared to the year ended 2020, and for the year ended 2020 compared to the year ended 2019 were:

Year Ended December 31,	2021	2020	Percent Change	2019	Percent Change
Private Banks:
Revenues	$493,570	$455,393	8%	$470,276	(3)%
Expenses	462,796	446,481	4%	443,136	1%
Operating profit	$30,774	$8,912	245%	$27,140	(67)%
Operating margin	6%	2%		6%
Investment Advisors:
Revenues	482,949	407,564	18%	403,778	1%
Expenses	240,334	205,913	17%	208,508	(1)%
Operating profit	$242,615	$201,651	20%	$195,270	3%
Operating margin	50%	49%		48%
Institutional Investors:
Revenues	343,805	317,627	8%	322,062	(1)%
Expenses	168,070	149,909	12%	153,937	(3)%
Operating profit	$175,735	$167,718	5%	$168,125	—%
Operating margin	51%	53%		52%
Investment Managers:
Revenues	581,157	489,462	19%	440,796	11%
Expenses	348,655	308,999	13%	282,024	10%
Operating profit	$232,502	$180,463	29%	$158,772	14%
Operating margin	40%	37%		36%
Investments in New Businesses:
Revenues	16,828	14,012	20%	12,973	8%
Expenses	53,219	52,871	1%	29,660	78%
Operating loss	$(36,391)	$(38,859)	NM	$(16,687)	NM
For additional information pertaining to our business segments, see Note 12 to the Consolidated Financial Statements.

Private Banks

Year Ended December 31,	2021	2020	Percent Change	2019	Percent Change
Revenues:
Investment processing and software servicing fees	$356,655	$324,574	10%	$331,706	(2)%
Asset management, administration & distribution fees	136,915	130,819	5%	138,570	(6)%
Total revenues	$493,570	$455,393	8%	$470,276	(3)%
Revenues increased $38.2 million, or 8%, in 2021 compared to the prior year. Revenues during 2021 were primarily affected by:
•Increased investment processing fees from new SWP client conversions and growth from existing SWP clients, partially due to market appreciation;
•Increased investment management fees from existing international clients due to market appreciation;
•Increased non-recurring professional service fees and one-time early termination fees from existing clients; and
•The positive impact from foreign currency exchange rate fluctuations of the British pound and Canadian dollar on our foreign operations; partially offset by
•Decreased investment management fees from liquidity products; and
•Decreased investment processing fees from the loss of clients.
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
Operating margins were 6% in 2021 and 2% in 2020. Operating income increased $21.9 million, or 245%, in 2021 compared to the prior year. Operating income in 2021 was primarily affected by:
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
•Decreased direct expenses associated with decreased investment management fees from existing international clients; and
•Decreased promotion and travel costs due to COVID-19 restrictions.
Investment Advisors

Year Ended December 31,	2021	2020	Percent Change	2019	Percent Change
Revenues:
Investment management fees-SEI fund programs	$301,581	$271,627	11%	$282,253	(4)%
Separately managed account fees	158,181	115,887	36%	103,428	12%
Other fees	23,187	20,050	16%	18,097	11%
Total revenues	$482,949	$407,564	18%	$403,778	1%

Revenues increased $75.4 million, or 18%, in 2021 compared to the prior year. Revenues during 2021 were primarily affected by:
•Increased separately managed account program fees from positive cash flows into our Strategist programs; and
•The positive impact to investment management fees from market appreciation; partially offset by
•Negative cash flows from SEI-sponsored mutual funds.
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
Operating margins were 50% in 2021 and 49% in 2020. Operating income increased $41.0 million, or 20%, in 2021 compared to the prior year. Operating income in 2021 was primarily affected by:
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
Institutional Investors
Revenues increased $26.2 million, or 8%, in 2021 compared to the prior year. Revenues during 2021 were primarily affected by:
•Increased investment management fees from market appreciation;
•Asset funding from new sales of our OCIO platform;
•Performance fees associated with SEI-sponsored investment products; and
•The positive impact from foreign currency exchange rate fluctuations between the U.S. dollar and the British pound on our foreign operations; partially offset by
•Defined benefit client losses.
Revenues decreased $4.4 million, or 1%, in 2020 compared to the prior year. Revenues during 2020 were primarily affected by:
•Defined benefit client losses, mainly resulting from acquisitions and plan curtailments; partially offset by
•Asset funding from new sales of our OCIO platform; and
•Increased investment management fees from market appreciation.
Operating margins were 51% in 2021 and 53% in 2020. Operating income increased slightly in 2021 compared to the prior year. Operating income during 2021 was primarily affected by:
•An increase in revenues; mostly offset by
•Increased direct expenses associated with investment management fees; and
•Increased personnel and stock-based compensation costs.
Operating margins were 53% in 2020 and 52% in 2019. Operating income decreased slightly in 2020 compared to the prior year. Operating income during 2020 was primarily affected by:
•A decrease in revenues; partially offset by
•Decreased direct expenses associated with investment management fees; and
•Decreased travel costs due to COVID-19 restrictions.

Investment Managers
Revenues increased $91.7 million, or 19%, in 2021 compared to the prior year. Revenues during 2021 were primarily affected by:
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
Operating margins were 40% in 2021 and 37% in 2020. Operating income increased $52.0 million, or 29%, in 2021 compared to the prior year. Operating income during 2021 was primarily affected by:
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
Other
Corporate overhead expenses
Corporate overhead expenses primarily consist of general and administrative expenses and other costs not directly attributable to a reportable business segment. Corporate overhead expenses were $91.9 million, $74.0 million and $72.2 million in 2021, 2020 and 2019, respectively. The increase in corporate overhead expenses during 2021 is primarily due to an increase in personnel costs, stock-based compensation, consulting and professional fees. The increase in corporate overhead expenses during 2020 was primarily due to an increase in personnel costs and increased professional fees related to our initiative to identify tactical and strategic improvements to our operational resiliency plans and capabilities.
Other income and expense items
Other income and expense items on the accompanying Consolidated Statements of Operations consist of:

Year Ended December 31,	2021	2020	2019
Net (loss) gain from investments	$(366)	$(286)	$3,174
Interest and dividend income	3,649	6,568	16,582
Interest expense	(563)	(609)	(630)
Equity in earnings of unconsolidated affiliates	137,572	117,134	151,891
Total other income and expense items, net	$140,292	$122,807	$171,017
Net (loss) gain from investments
Net losses from investments during 2021 and 2020 were primarily due to realized losses related to available-for-sale debt securities held for regulatory compliance purposes. Unrealized gains recorded in current earnings related to the investment funds sponsored by LSV, equity holdings and SEI-sponsored mutual funds partially offset the losses (See Note 5 to the Consolidated Financial Statements).
Interest and dividend income
Interest and dividend income is earned based upon the amount of cash that is invested daily. The decreases in interest and dividend income in 2021 and 2020 were due to an overall decline in interest rates.

Equity in earnings of unconsolidated affiliates
Equity in earnings of unconsolidated affiliate reflects our 38.7% ownership interest in LSV. The table below presents the revenues and net income of LSV and our proportionate share in LSV's earnings.

	2021	2020	Percent Change	2019	Percent Change
Revenues	$456,259	$391,648	16%	$491,700	(20)%
Net income	354,964	301,620	18%	390,533	(23)%

SEI's proportionate share in the earnings of LSV	$137,572	$117,134	17%	$151,891	(23)%
The increase in earnings from LSV in 2021 was due to higher assets under management from market appreciation and new clients. Increased performance fees also positively impacted earnings from LSV. Negative cash flows from existing clients and client losses partially offset the increase in earnings. Average assets under management by LSV increased $14.5 billion to $99.6 billion during 2021 as compared to $85.0 billion during 2020, an increase of 17%. The decline in earnings from LSV in 2020 was due to lower assets under management from negative cash flows from existing clients, lost clients and market depreciation due to the general underperformance of the value equity style favored by LSV.
Income Taxes
Our effective tax rate was 21.2% for 2021, 21.3% for 2020 and 20.6% for 2019. The effective tax rate is affected by recurring items, such as the U.S. federal tax rates and tax rates in various states and foreign jurisdictions and the relative amount of income earned in those jurisdictions. The income earned by jurisdiction has been fairly consistent. The effective tax rate is also affected by discrete items that may occur in any given year, but are not consistent from year to year.
Below are the most significant recurring and discrete items (See Note 11 to the Consolidated Financial Statements for more information):

Year Ended December 31,	2021	2020	2019
Statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal tax benefit	2.6	3.0	2.4
Foreign tax expense and tax rate differential	(0.1)	(0.4)	—
Tax benefit from stock option exercises	(1.2)	(1.1)	(1.9)
Research and development tax credit	(1.0)	(1.0)	(1.1)
Foreign-Derived Intangible Income Deduction (FDII)	(0.2)	(0.3)	(0.2)
Other, net	0.1	0.1	0.4
	21.2%	21.3%	20.6%
The increase in the effective rate in 2020 was primarily due to reduced tax benefits related to the lower volume of stock option exercises as compared to the prior year and an increase in the state effective tax rate partially offset by a decrease in foreign tax expense mainly related to a one time change in method for the Global Intangible Low Taxed Income (GILTI).
Stock-Based Compensation
During 2021, 2020 and 2019, we recognized approximately $41.5 million, $27.0 million and $24.6 million, respectively, in stock-based compensation expense. Options do not vest due to the passage of time but as a result of the achievement of financial vesting targets. Options granted included a service condition which requires a minimum two or four year waiting period from the grant date along with the attainment of the applicable financial vesting target. The amount of stock-based compensation expense recognized is based upon an estimate of when the financial vesting targets may be achieved. Any change in estimate could result in the remaining amount of stock-based compensation expense to be accelerated, spread out over a longer period, or reversed. This may cause volatility in the recognition of stock-based compensation expense and materially affect earnings.
During 2021, 2020 and 2019, we revised the estimates of when certain vesting targets were expected to be achieved. These changes in estimates resulted in an increase in stock-based compensation expense of $5.9 million in 2021, a decrease in stock-based compensation expense of $2.7 million in 2020, and an increase in stock-based compensation expense of $2.9 million in 2019.
There was approximately $104.8 million of unrecognized compensation cost related to unvested employee stock options at December 31, 2021 and we expect to recognize approximately $46.3 million in stock-based compensation costs in 2022. The expected increase in expense from 2021 is due to new options granted in the fourth quarter 2021. These amounts do not reflect any estimate of forfeitures or cancellations in future periods. Actual forfeitures and cancellations occurring in a future period will reduce stock-based compensation expense.
Fair Value Measurements
The fair value of financial assets and liabilities, except for the investment funds sponsored by LSV, is determined in accordance with the fair value hierarchy. The fair value of the investment funds sponsored by LSV is measured using the net asset value per share (NAV) as a practical expedient. The fair value of all other financial assets are determined using Level 1 or Level 2 inputs and consist mainly of investments in equity or fixed-income mutual funds that are quoted daily and Government National Mortgage Association (GNMA) and other U.S. government agency securities that are single issuer pools that are valued based on current market data of similar assets. Level 3 financial liabilities at December 31, 2021 and December 31, 2020 consist of the contingent consideration resulting from an acquisition (See Note 14 to the Consolidated Financial Statements).
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
Liquidity and Capital Resources

Year Ended December 31,	2021	2020	2019
Net cash provided by operating activities	$633,101	$488,682	$545,122
Net cash used in investing activities	(164,883)	(67,496)	(78,180)
Net cash used in financing activities	(422,319)	(482,135)	(386,620)
Effect of exchange rate changes on cash and cash equivalents	(1,868)	4,129	6,186
Net increase (decrease) in cash and cash equivalents	44,031	(56,820)	86,508
Cash, cash equivalents and restricted cash, beginning of year	787,727	844,547	758,039
Cash, cash equivalents and restricted cash, end of year	$831,758	$787,727	$844,547
On April 23, 2021, we replaced our existing credit facility with a new five-year credit facility agreement which provides for borrowings up to $325.0 million. The new credit facility is a revolving line of credit with Wells Fargo Bank, N.A., and a syndicate of other lenders and is scheduled to expire in April 2026. The availability of the credit facility is subject to compliance with certain covenants set forth in the agreement. The credit facility contains covenants which restrict our ability to engage in transactions with affiliates other than wholly-owned subsidiaries or to incur liens or certain types of indebtedness as defined in the agreement. In the event of a default under the credit facility, we would also be restricted from paying dividends on, or repurchasing, our common stock. Currently, our ability to borrow from the credit facility is not limited by any covenant of the agreement (See Note 6 to the Consolidated Financial Statements).
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
As of December 31, 2021, we had outstanding letters of credit of $5.8 million which reduced the amount available under the credit facility. These letters of credit were primarily issued for the expansion of the corporate headquarters and are due to expire in 2022.
In November 2021, we borrowed $40.0 million under the credit facility for the funding of an acquisition (See Note 14 to the Consolidated Financial Statements). We made a principal payment of $10.0 million in February 2022 against the outstanding balance of the credit facility. As of February 17, 2022, the amount of the credit facility available for corporate purposes was $289.2 million.
The majority of excess cash reserves are primarily placed in accounts located in the United States that invest in SEI-sponsored money market mutual funds denominated in the U.S. dollar. We also utilize demand deposit accounts or money market accounts at several well-established financial institutions located in the United States. Accounts used to manage these excess cash reserves do not impose any restrictions or limitations that would prevent us from being able to access such cash amounts immediately. As of February 17, 2022, the amount of cash and cash equivalents considered free and immediately accessible for other general corporate purposes was $352.3 million.
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
Cash flows from operations increased $144.4 million in 2021 compared to 2020 primarily from the increase in net income and increased repayments of advances due from our unconsolidated affiliate, LSV, related to their working capital accounts. The negative impact from the change in the Company's working capital accounts partially offset the increase. Cash flows from operations decreased $56.4 million in 2020 compared to 2019 primarily from lower distribution payments from LSV and the decrease in net income. The decline in distribution payments from LSV in 2020 was primarily due to the timing of year-end payments related to LSV's working capital accounts.
Net cash used in investing activities includes:
•Purchases, sales and maturities of marketable securities. Our purchases, sales and maturities of marketable securities during 2021, 2020 and 2019 were as follows:

	2021	2020	2019
Purchases	$(216,260)	$(143,493)	$(174,997)
Sales and maturities	195,096	155,952	171,450
Net investing activities from marketable securities	$(21,164)	$12,459	$(3,547)
See Note 5 to the Consolidated Financial Statements for more information related to marketable securities.
•The capitalization of costs incurred in developing computer software. We capitalized $26.0 million, $24.1 million and $34.1 million of software development costs in 2021, 2020 and 2019, respectively. The majority of our software development costs are related to significant enhancements for the expanded functionality of the SEI Wealth Platform.
•Capital expenditures. Capital expenditures in 2021, 2020 and 2019 primarily include purchased software and equipment for data center operations. Expenditures in 2020 also include the expansion of our corporate headquarters completed in the fourth quarter 2020. We continue to evaluate improvements to our information technology infrastructure which, if implemented, will result in additional expenditures for purchased software and equipment for data center operations.
•Cash paid for acquisitions, net of cash acquired. In October 2021, we made a net cash payment of $8.2 million to complete the acquisition of Finomial, an investor lifecycle management fintech firm. In November 2021, we made a net cash payment of $72.0 million to complete the acquisition of Novus, a global portfolio intelligence platform company (See Note 14 to the Consolidated Financial Statements).
•Other investing activities. In March 2021, we made a payment of $11.0 million to purchase a technology platform providing digital collaboration tools for financial advisors. In November 2021, we made a payment of $6.7 million to purchase a defined contribution master trust in the United Kingdom. We also received $7.6 million in proceeds from the sale of our ownership interest in a small regulatory compliance software firm during 2021.

Net cash used in financing activities includes:
•Borrowings on revolving credit facility. In November 2021, we borrowed $40.0 million for the funding of an acquisition (See Note 14 to the Consolidated Financial Statements). We made a principal payment of $10.0 million in February 2022 against the outstanding balance and intend to repay the entire remaining balance in 2022.
•The repurchase of our common stock. The Board of Directors has authorized the repurchase of common stock through multiple authorizations. Currently, there is no expiration date for the common stock repurchase program. The following table lists information regarding repurchases of common stock during 2021, 2020 and 2019:

Year	Total Number of Shares Repurchased	Average Price Paid per Share	Total Cost
2021	6,747,000	$61.00	$411,534
2020	8,008,000	53.04	424,702
2019	6,225,000	55.96	348,348
•Proceeds from the issuance of our common stock. We received $55.2 million, $49.4 million and $60.9 million in proceeds from the issuance of common stock during 2021, 2020 and 2019, respectively. The proceeds we receive from the issuance of common stock is directly attributable to the levels of stock option exercise activity.
•Dividend payments. Cash dividends paid during 2021, 2020 and 2019 were as follows:

Year	Cash Dividends Paid	Cash Dividends Paid per Share
2021	$105,516	$0.74
2020	103,914	0.70
2019	100,745	0.66
The Board of Directors declared a semi-annual cash dividend of $0.40 per share on December 10, 2021. The dividend was paid on January 7, 2022 for a total of $55.5 million.
Cash Requirements
Cash requirements and liquidity needs are primarily funded through cash flow from operations and our capacity for additional borrowing. At December 31, 2021, unused sources of liquidity consisted of cash and cash equivalents and the amount available under our credit facility.
We are obligated to make payments in connection with the credit facility, operating leases, maintenance contracts and other commitments (See Notes 6, 10 and 17 to the Consolidated Financial Statements). We believe our operating cash flow, available borrowing capacity, and existing cash and cash equivalents will provide adequate funds for these obligations and ongoing operations. We currently anticipate that our available funds and cash flow from operations will be sufficient to meet our operational cash needs and fund our stock repurchase program for at least the next 12 months and for the foreseeable future.
Critical Accounting Policies and Estimates
The accompanying consolidated financial statements and supplementary information were prepared in accordance with accounting principles generally accepted in the United States. Inherent in the application of many of these accounting policies is the need for management to make estimates which require extensive judgments in the determination of certain revenues, expenses, assets and liabilities. Materially different financial results can occur as circumstances change and additional information becomes known. We believe that the assumptions and estimates associated with computer software development costs, income taxes, stock-based compensation and the valuation of long-lived assets including goodwill and intangible assets acquired in an acquisition, when applicable, have the greatest potential to have a material impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. All of our significant accounting policies are discussed in Note 1 to the Consolidated Financial Statements.
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
We evaluate the carrying value of capitalized software when circumstances indicate the carrying value may not be recoverable. The review of capitalized software for impairment requires significant assumptions and estimates about operating strategies, underlying technologies utilized, and external market factors. External market factors include, but are not limited to, expected levels of competition, barriers to entry by potential competitors, stability in the target market and governmental regulations.
Income Taxes:
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
Assumptions, judgments and estimates relative to the value of a deferred tax asset take into account predictions of the amount and category of future taxable income, such as income from operations or capital gains income and from which subsidiary or jurisdiction such income is expected to be realized. Actual operating results and the underlying amount and category of income in future years could render the current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate. Any of the assumptions, judgments and estimates mentioned above could cause actual income tax obligations to differ from the estimates, thus materially impacting our financial position and results of operations.
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
During 2021, 2020 and 2019, we revised our estimates of when certain vesting targets were expected to be achieved. These changes in estimates resulted in an increase in stock-based compensation expense of $5.9 million in 2021, a decrease in stock-based compensation expense of $2.7 million in 2020, and an increase in stock-based compensation expense of $2.9 million in 2019. For additional information regarding stock-based compensation, see Note 7 to the Consolidated Financial Statements.
Valuation of Assets Acquired in an Acquisition Including Goodwill and Intangible Assets:
We allocate the fair value of the total purchase price paid for acquisitions to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of the purchase price consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill to reporting units based on the expected benefit from the business combination. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Allocation of the purchase price consideration to identifiable assets and liabilities affects our amortization expense, as acquired finite-lived intangible assets are amortized over the useful life, whereas any indefinite-lived intangible assets, including goodwill, are not amortized. During the measurement period, which is not to exceed one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.
Goodwill is tested for impairment at the reporting unit level annually or more frequently if events or changes in circumstances would more likely than not reduce the fair value of a reporting unit below its carrying value. We have three reporting units subject to goodwill impairment testing. As of December 31, 2021, no impairment of goodwill has been identified.
Intangible assets acquired in an acquisition are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. The evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate from the use and eventual disposition. If such review indicates that the carrying amount of intangible assets is not recoverable, the carrying amount is reduced to fair value. We have not recorded any material impairment charges during the years presented.
The useful lives of our finite-lived intangible assets are determined by management when those assets are initially recognized and are routinely reviewed for the remaining estimated useful lives. The current estimate of useful lives represents management’s best estimate based on current facts and circumstances, but may differ from the actual useful lives due to changes in future circumstances such as changes to our business operations, changes in the planned use of assets, and technological advancements. When we change the estimated useful life assumption for any asset, the remaining carrying amount of the asset is accounted for prospectively and depreciated or amortized over the revised estimated useful life.
The assessment of critical accounting policies and estimates is not meant to be an all-inclusive discussion of the uncertainties to financial results that can occur from the application of the full range of our accounting policies. Materially different financial results could occur in the application of other accounting policies as well. Also, materially different results can occur upon the adoption of new accounting standards.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Information required by this item is set forth under the captions "Our revenues and earnings are affected by changes in capital markets and significant changes in the value of financial instruments" and "Changes in interest rates may affect the value of our fixed-income investment securities" in Item 1A, Risk Factors and under the caption "Impact of COVID-19" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 8. Financial Statements and Supplementary Data.
All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
SEI Investments Company:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of SEI Investments Company and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule II referred to in Item 15(2) of this Form 10-K (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Evaluation of costs eligible for capitalization in connection with the development of enhancements to internal use software
As discussed in Note 1 to the consolidated financial statements, the Company capitalized $26,037 thousand of costs during 2021, primarily related to significant enhancements to the SEI Wealth PlatformSM (SWP). The Company has capitalized software development costs of $243,446 thousand, net of accumulated amortization of $545,307 thousand as of December 31, 2021.
We identified the evaluation of costs eligible for capitalization in connection with the development of enhancements to internal use software to be a critical audit matter. A high degree of auditor judgment was required to evaluate that costs incurred resulted in additional functionality of the software, considering factors such as nature of the costs incurred, and the development stage of the software.
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
February 22, 2022

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
SEI Investments Company:
Opinion on Internal Control Over Financial Reporting
We have audited SEI Investments Company and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule II referred to in Item 15(2) of this Form 10-K (collectively, the consolidated financial statements), and our report dated February 22, 2022 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
Philadelphia, Pennsylvania
February 22, 2022

Consolidated Balance Sheets	SEI Investments Company
(In thousands)	and Subsidiaries

December 31,	2021	2020
Assets
Current Assets:
Cash and cash equivalents	$831,407	$784,626
Restricted cash	351	3,101
Receivables from investment products	59,036	55,271
Receivables, net of allowance for doubtful accounts of $1,602 and $1,100	441,609	385,219
Securities owned	28,267	34,064
Other current assets	43,559	38,696
Total Current Assets	1,404,229	1,300,977
Property and Equipment, net of accumulated depreciation of $409,248 and $378,639	178,869	189,052
Operating Lease Right-of-Use Assets	33,614	38,397
Capitalized Software, net of accumulated amortization of $545,307 and $491,739	243,446	270,977
Available For Sale and Equity Securities	129,541	105,419
Investments in Affiliated Funds, at fair value	6,916	6,166
Investment in Unconsolidated Affiliate	107,918	98,433
Goodwill	117,232	64,489
Intangible Assets, net of accumulated amortization of $17,716 and $12,456	68,782	24,304
Deferred Contract Costs	36,236	33,781
Deferred Income Taxes	2,983	2,972
Other Assets, net	24,936	32,289
Total Assets	$2,354,702	$2,167,256
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	SEI Investments Company
(In thousands)	and Subsidiaries

December 31,	2021	2020
Liabilities and Equity
Current Liabilities:
Accounts payable	$10,312	$7,766
Accrued liabilities	324,382	299,845
Current portion of long-term operating lease liabilities	11,328	8,579
Deferred revenue	9,721	1,085
Total Current Liabilities	355,743	317,275
Borrowings Under Revolving Credit Facility	40,000	—
Long-term Income Taxes Payable	803	803
Deferred Income Taxes	48,876	55,159
Long-term Operating Lease Liabilities	27,639	34,058
Other Long-term Liabilities	20,878	20,054
Total Liabilities	493,939	427,349
Commitments and Contingencies
Shareholders' Equity:
Common stock, $.01 par value, 750,000 shares authorized; 138,449 and 143,396 shares issued and outstanding	1,384	1,434
Capital in excess of par value	1,246,608	1,190,001
Retained earnings	632,614	565,270
Accumulated other comprehensive loss, net	(19,843)	(16,798)
Total Shareholders' Equity	1,860,763	1,739,907
Total Liabilities and Equity	$2,354,702	$2,167,256
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations	SEI Investments Company
(In thousands, except per-share data)	and Subsidiaries

Year Ended December 31,	2021	2020	2019
Revenues:
Asset management, administration and distribution fees	$1,547,016	$1,345,649	$1,307,044
Information processing and software servicing fees	371,293	338,409	342,841
Total revenues	1,918,309	1,684,058	1,649,885
Expenses:
Subadvisory, distribution and other asset management costs	218,068	181,618	181,418
Software royalties and other information processing costs	27,759	28,937	29,993
Compensation, benefits and other personnel	584,497	527,509	517,917
Stock-based compensation	41,451	27,014	24,582
Consulting, outsourcing and professional fees	223,200	227,916	194,560
Data processing and computer related	107,560	96,328	88,058
Facilities, supplies and other costs	69,760	64,915	72,078
Amortization	59,152	52,975	51,419
Depreciation	33,481	30,959	29,436
Total expenses	1,364,928	1,238,171	1,189,461
Income from operations	553,381	445,887	460,424
Net (loss) gain from investments	(366)	(286)	3,174
Interest and dividend income	3,649	6,568	16,582
Interest expense	(563)	(609)	(630)
Equity in earnings of unconsolidated affiliates	137,572	117,134	151,891
Income before income taxes	693,673	568,694	631,441
Income taxes	147,080	121,408	130,015
Net income	$546,593	$447,286	$501,426

Basic earnings per common share	$3.87	$3.05	$3.31
Shares used to compute basic earnings per share	141,216	146,709	151,540
Diluted earnings per common share	$3.81	$3.00	$3.24
Shares used to compute diluted earnings per share	143,312	149,003	154,901
Dividends declared per common share	$0.77	$0.72	$0.68
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income	SEI Investments Company
(In thousands)	and Subsidiaries

Year Ended December 31,	2021	2020	2019
Net income	$546,593	$447,286	$501,426
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(1,432)	5,620	7,618
Unrealized holding (loss) gain on investments:
Unrealized holding (losses) gains during the period, net of income taxes of $728, $(134) and $(461)	(2,527)	374	1,486
Less: reclassification adjustment for losses realized in net income, net of income taxes of $(246), $(190) and $(101)	914	712	392
Total other comprehensive (loss) income, net of taxes	(3,045)	6,706	9,496
Comprehensive income	$543,548	$453,992	$510,922
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Equity	SEI Investments Company
(In thousands, except per-share data)	and Subsidiaries

Year Ended December 31,	2021	2020	2019
Shares of Common Stock
Beginning balance	143,396	149,745	153,634
Purchase and retirement of common stock	(6,747)	(8,007)	(6,225)
Issuance of common stock under the employee stock purchase plan	81	95	93
Issuance of common stock upon exercise of stock options	1,719	1,563	2,243
Ending balance	138,449	143,396	149,745

Common Stock
Beginning balance	$1,434	$1,497	$1,536
Purchase and retirement of common stock	(67)	(80)	(62)
Issuance of common stock under the employee stock purchase plan	—	1	1
Issuance of common stock upon exercise of stock options	17	16	22
Ending balance	$1,384	$1,434	$1,497

Capital In Excess of Par Value
Beginning balance	$1,190,001	$1,158,900	$1,106,641
Purchase and retirement of common stock	(40,058)	(45,309)	(33,210)
Issuance of common stock under the employee stock purchase plan	4,115	4,346	4,224
Issuance of common stock upon exercise of stock options	51,099	45,050	56,663
Stock-based compensation	41,451	27,014	24,582
Ending balance	$1,246,608	$1,190,001	$1,158,900

Retained Earnings
Beginning balance	$565,270	$601,885	$517,970
Net income	546,593	447,286	501,426
Purchase and retirement of common stock	(371,409)	(379,313)	(315,076)
Dividends declared ($0.77, $0.72 and $0.68 per share)	(107,840)	(104,588)	(102,435)
Ending balance	$632,614	$565,270	$601,885

Accumulated Other Comprehensive Loss
Beginning balance	$(16,798)	$(23,504)	$(33,000)
Other comprehensive (loss) income	(3,045)	6,706	9,496
Ending balance	$(19,843)	$(16,798)	$(23,504)

Total Equity	$1,860,763	$1,739,907	$1,738,778
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	SEI Investments Company
(In thousands)	and Subsidiaries

Year Ended December 31,	2021	2020	2019
Cash flows from operating activities:
Net income	$546,593	$447,286	$501,426
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	33,481	30,959	29,436
Amortization	59,152	52,975	51,419
Equity in earnings of unconsolidated affiliates	(137,572)	(117,134)	(151,891)
Partner distributions received from unconsolidated affiliate	131,170	125,534	148,936
Stock-based compensation	41,451	27,014	24,582
Provision for losses on receivables	502	(101)	483
Deferred income tax benefit	(7,831)	(1,036)	(3,414)
Net loss (gain) from investments	366	286	(3,174)
Change in other long-term liabilities	824	(420)	(163)
Change in other assets	68	(1,449)	1,791
Contract costs capitalized, net of amortization	(2,455)	(2,790)	(6,984)
Other	1,538	912	620
Change in current assets and liabilities:
Decrease (increase) in:
Receivables from investment products	(3,765)	(1,106)	(4,296)
Receivables	(53,944)	(44,761)	(25,505)
Other current assets	(4,202)	(6,407)	3,334
Advances due from unconsolidated affiliate	(3,083)	(39,420)	(12,116)
Increase (decrease) in:
Accounts payable	249	3,343	(6,497)
Accrued liabilities	27,016	21,097	(4,896)
Deferred revenue	3,543	(6,100)	2,031
Total adjustments	86,508	41,396	43,696
Net cash provided by operating activities	$633,101	$488,682	$545,122
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	SEI Investments Company
(In thousands)	and Subsidiaries

Year Ended December 31,	2021	2020	2019
Cash flows from investing activities:
Additions to property and equipment	(26,499)	(54,448)	(43,097)
Additions to capitalized software	(26,037)	(24,119)	(34,074)
Purchases of marketable securities	(216,260)	(143,493)	(174,997)
Prepayments and maturities of marketable securities	194,769	155,110	171,399
Sales of marketable securities	327	842	51
Cash paid for acquisitions, net of cash acquired	(80,159)	—	—
Other investing activities	(11,024)	(1,388)	2,538
Net cash used in investing activities	(164,883)	(67,496)	(78,180)
Cash flows from financing activities:
Borrowings under revolving credit facility	40,000	—	—
Payment of contingent consideration	(3,965)	(633)	(433)
Purchase and retirement of common stock	(408,069)	(427,001)	(346,352)
Proceeds from issuance of common stock	55,231	49,413	60,910
Payment of dividends	(105,516)	(103,914)	(100,745)
Net cash used in financing activities	(422,319)	(482,135)	(386,620)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,868)	4,129	6,186

Net increase (decrease) in cash, cash equivalents and restricted cash	44,031	(56,820)	86,508

Cash, cash equivalents and restricted cash, beginning of year	787,727	844,547	758,039

Cash, cash equivalents and restricted cash, end of year	$831,758	$787,727	$844,547

Interest paid	$554	$612	$493
Income taxes paid	$154,268	$121,987	$139,326

Non-cash operating activities
Operating lease right-of-use assets and net lease liabilities recorded upon adoption of ASC 842	$—	$—	$44,169

Non-cash investing and financing activities
Acquisition of businesses in current assets, property and equipment, current liabilities and other long-term liabilities	$76,621	$—	$—
Dividends declared but not paid	$55,452	$53,127	$52,452
The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements	SEI Investments Company
(all figures are in thousands except share and per-share data)	and Subsidiaries
Note 1 – Summary of Significant Accounting Policies
Nature of Operations
SEI Investments Company (the Company), a Pennsylvania corporation, provides comprehensive platforms, services and infrastructure–encompassing technology, operational, and investment management services–to help wealth managers, financial advisors, investment managers, family offices, institutional and private investors create and manage wealth.
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
The Company is a party to expense limitation agreements with certain SEI-sponsored money market funds subject to Rule 2a-7 of the Investment Company Act of 1940 which establish a maximum level of ordinary operating expenses incurred by the fund in any fiscal year including, but not limited to, fees of the administrator or its affiliates. Under the terms of these agreements, the Company waived $45,129, $33,408 and $27,544 in fees during 2021, 2020 and 2019, respectively.
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
Revenue Recognition
Revenue is recognized when the transfer of control of promised goods or services under the terms of a contract with customers are satisfied in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those promised goods or services. Certain portions of the Company’s revenues involve a third party in providing goods or services to its customers. In such circumstances, the Company must determine whether the nature of its promise to the customer is to provide the underlying goods or services (the Company is the principal in the transaction and reports the transaction gross) or to arrange for a third party to provide the underlying goods or services (the entity is the agent in the transaction and reports the transaction net). The Company does not disclose the value of unsatisfied performance obligations as the majority of its contracts relate to: 1) contracts with an original term of one year or less; 2) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for services performed; and 3) contracts that are based on the value of assets under management or administration. See Note 16 for related disclosures regarding revenue recognition.
Cash and Cash Equivalents
The Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include $290,256 and $347,082 at December 31, 2021 and 2020, respectively, primarily invested in SEI-sponsored open-ended money market mutual funds. The SEI-sponsored mutual funds are considered Level 1 assets.
Restricted Cash
Restricted cash includes $250 at December 31, 2021 and 2020 segregated for regulatory purposes related to trade-execution services conducted by SIEL. Restricted cash also includes $101 at December 31, 2021 and 2020 segregated in special reserve accounts for the benefit of SIDCO customers in accordance with certain rules established by the Securities and Exchange Commission for broker-dealers.
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
The Company evaluates the realizable value of its available for sale debt securities on a quarterly basis. In the event that an other-than-temporary decline in fair value has occurred, the amount of the decline related to a credit loss is reported through current period earnings. Some of the factors considered in determining other-than-temporary impairment include, but are not limited to, the intent of management to sell the security, the likelihood that the Company will be required to sell the security before recovering its cost, and management’s expectation to recover the entire amortized cost basis of the security even if there is no intent to sell the security. The Company did not recognize any impairment charges related to its available for sale debt securities in 2021, 2020 or 2019.
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
Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment by management. The Company had no Level 3 financial assets at December 31, 2021 or 2020 that were required to be measured at fair value on a recurring basis. The Company's Level 3 financial liabilities at December 31, 2021 and 2020 consist entirely of an estimated contingent consideration resulting from the Company's acquisition of Huntington Steele, LLC (See Note 14).
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
The Company capitalized $26,037, $24,119 and $34,074 of software development costs during 2021, 2020 and 2019, respectively. The Company's capitalized software development costs primarily relate to the further development of the SEI Wealth PlatformSM (SWP). The Company capitalized $25,938, $22,257 and $33,084 of software development costs for significant enhancements to SWP during 2021, 2020 and 2019, respectively. As of December 31, 2021, the net book value of SWP was $235,878. The net book value includes $29,253 of capitalized software development costs in-progress associated with future releases.
Management continually reassesses the estimated useful life of SWP and any change in management’s estimate could result in the remaining amortization expense to be accelerated or spread out over a longer period. As of December 31, 2021, SWP has a weighted average remaining life of 10.1 years. Amortization expense for SWP was $47,769, $43,853 and $42,297 in 2021, 2020 and 2019, respectively, and is included in Amortization expense on the accompanying Consolidated Statements of Operations.
The Company currently expects to recognize amortization expense related to all capitalized software development costs placed into service as of December 31, 2021 each year from 2022 through 2026 as follows:

Year	Expected Amortization Expense Related to Capitalized Software
2022	$39,084
2023	20,301
2024	20,301
2025	20,301
2026	19,294
The Company evaluates the carrying value of capitalized software development costs when circumstances indicate the carrying value may not be recoverable. The review of capitalized software development costs for impairment requires significant assumptions about operating strategies, underlying technologies utilized, and external market factors. External market factors include, but are not limited to, expected levels of competition, barriers to entry by potential competitors, stability in the target market and governmental regulations. The Company did not recognize any impairment charges related to its capitalized software development costs in 2021, 2020 or 2019.
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
In October 2021, the FASB issued Accounting Standards Update (ASU) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASU 2021-08). The Company elected to early adopt the amendments in ASU 2021-08 during 2021 which requires retrospective application to all business combinations where the acquisition date occurs on or after January 1, 2021. ASU 2021-08 provides an exception to fair value measurement for revenue contracts acquired in business combinations and requires the acquirer in a business combination to value contract assets and contract liabilities in accordance with FASB Topic 606 Revenue from Contracts with Customers. ASU 2021-08 also allows for two practical expedients: 1) the acquirer may reflect the aggregate effect of all contract modifications that occurred prior to acquisitions, and 2) for allocating transaction price, the acquirer may determine the standalone selling price at the acquisition instead of the contract inception date. The Company did not utilize any practical expedients in the adoption of ASU 2021-08. There was no material impact to the Company's disclosures related to its business combinations from the implementation of ASU 2021-08.
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
Identifiable definite-lived intangible assets on the Company’s Consolidated Balance Sheet are amortized on a straight-line basis according to their estimated useful lives. Goodwill is not amortized but is reviewed for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Current guidance requires that a qualitative assessment be performed to assess goodwill for impairment. The fair value of each reporting unit is compared with its carrying value, including goodwill. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. If the qualitative assessment indicates the carrying value exceeds the fair value, a quantitative impairment test is then utilized to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized. The Company did not recognize any impairment charges related to its goodwill or other intangible assets in 2021, 2020 or 2019. See Note 15 for related disclosures regarding goodwill and intangible assets.
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
Transaction gains and losses from exchange rate fluctuations are included in the results of operations in the periods in which they occur. There were no material gains or losses from exchange rate fluctuations in 2021, 2020 or 2019.
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

The calculations of basic and diluted earnings per share for 2021, 2020 and 2019 are:

	2021	2020	2019
Net income	$546,593	$447,286	$501,426
Shares used to compute basic earnings per common share	141,216,000	146,709,000	151,540,000
Dilutive effect of stock options	2,096,000	2,294,000	3,361,000
Shares used to compute diluted earnings per common share	143,312,000	149,003,000	154,901,000
Basic earnings per common share	$3.87	$3.05	$3.31
Diluted earnings per common share	$3.81	$3.00	$3.24
Employee stock options to purchase approximately 11,755,000, 9,220,000 and 6,574,000 shares of common stock, with an average exercise price per share of $58.43, $58.12 and $55.95, were outstanding during 2021, 2020 and 2019, respectively, but not included in the computation of diluted earnings per common share because either the performance conditions have not been satisfied or the option’s exercise price was greater than the average market price of the Company’s common stock and the effect on diluted earnings per common share would have been anti-dilutive (See Note 7).
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
The majority of the Company's leases for corporate facilities and equipment contain terms for renewal and extension of the lease agreement. The exercise of lease renewal options is generally at the Company’s sole discretion. The Company includes the lease extensions when it is reasonably certain the Company will exercise the extension. Several of the Company's leases are subject to periodic market rent review adjustments which are not tied to an index or specific interest rate. Rather, the review adjustments represent market conditions on the date of the review. The variable lease payments consist of payments beyond the initial contractual payment amounts prior to the market rent review. The Company’s lease agreements do not contain any material residual value guarantees or any material restrictive covenants. The Company does not currently have any finance leases. See Note 17 for related disclosures regarding leases.
New Accounting Pronouncements
In July 2021, the FASB issued ASU 2021-05, Leases (Topic 842): Lessors – Certain Leases with Variable Lease Payments (ASU 2021-05) which requires a lessor to classify a lease with entirely or partially variable payments that do not depend on an index or rate as an operating lease if a different classification would result in a commencement date selling loss (Day 1 loss). ASU 2021-05 is effective for the Company beginning in the first quarter of 2022. The Company does not believe the adoption of ASU 2021-05 will have a material impact on its consolidated financial statements and related disclosures.

Note 2 – Investment in Unconsolidated Affiliates
LSV Asset Management
The Company has an investment in the general partnership LSV Asset Management (LSV), a registered investment advisor that provides investment advisory services primarily to institutions, including pension plans and investment companies. LSV is currently an investment sub-advisor for a limited number of SEI-sponsored mutual funds. As of December 31, 2021, the Company's total partnership interest in LSV was approximately 38.7%. On April 1, 2021, LSV provided an interest in the partnership to select key employees which reduced the ownership percentage of each existing partner on a pro-rata basis. As a result, the Company's total partnership interest in LSV was reduced slightly to approximately 38.7% from approximately 38.8%.
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
At December 31, 2021, the Company’s total investment in LSV was $107,918. The Company’s proportionate share in the earnings of LSV was $137,572, $117,134 and $151,891 in 2021, 2020 and 2019, respectively. The Company receives partnership distributions related to the earnings of LSV on a quarterly basis. As such, the Company considers these distribution payments as returns on investment rather than returns of the Company's original investment in LSV and has therefore classified the associated cash inflows as an operating activity on the Consolidated Statements of Cash Flows. The Company received partnership distribution payments from LSV of $131,170, $125,534 and $148,936 in 2021, 2020 and 2019, respectively.
These tables contain condensed financial information of LSV:

Condensed Statement of Operations Year ended December 31,	2021	2020	2019
Revenues	$456,259	$391,648	$491,700
Net income	$354,964	$301,620	$390,533

Condensed Balance Sheets December 31,	2021	2020
Current assets	$171,058	$151,515
Non-current assets	4,792	4,296
Total assets	$175,850	$155,811

Current liabilities	$82,858	$77,077
Non-current liabilities	3,863	4,620
Partners’ capital	89,129	74,114
Total liabilities and partners’ capital	$175,850	$155,811

Note 3 – Composition of Certain Financial Statement Captions
Receivables
Receivables on the accompanying Consolidated Balance Sheets consist of:

	2021	2020
Trade receivables	$111,209	$99,106
Fees earned, not billed	315,255	262,167
Other receivables	16,747	25,046
	443,211	386,319
Less: Allowance for doubtful accounts	(1,602)	(1,100)
Receivables, net	$441,609	$385,219
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
Property and Equipment
Property and Equipment on the accompanying Consolidated Balance Sheets consists of:

	2021	2020
Buildings	$209,766	$206,151
Equipment	153,158	141,820
Land	24,651	24,179
Purchased software	156,387	147,838
Furniture and fixtures	21,254	21,439
Leasehold improvements	21,946	21,604
Construction in progress	955	4,660
	588,117	567,691
Less: Accumulated depreciation	(409,248)	(378,639)
Property and Equipment, net	$178,869	$189,052
Depreciation expense related to property and equipment for 2021, 2020 and 2019 was $33,481, $30,959 and $29,436, respectively.
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
Deferred contract costs were $36,236 and $33,781 as of December 31, 2021 and 2020, respectively. The Company deferred expenses related to contract costs of $11,201, $10,284 and $11,495 during 2021, 2020 and 2019, respectively. Amortization expense related to deferred contract costs were $8,746, $7,494 and $4,511 during 2021, 2020 and 2019, respectively, and is included in Compensation, benefits and other personnel on the accompanying Consolidated Statements of Operations. There were no material impairment losses in relation to deferred contract costs during 2021, 2020 or 2019.
Other Assets
Other assets consist of long-term prepaid expenses, deposits, other investments at cost and various other assets. Amortization expense for certain other assets for 2021, 2020 and 2019 was $324, $230 and $230, respectively.
Accrued Liabilities
Accrued Liabilities on the accompanying Consolidated Balance Sheets consist of:

	2021	2020
Accrued employee compensation	$107,933	$95,656
Accrued employee benefits and other personnel	13,951	18,770
Accrued consulting, outsourcing and professional fees	36,411	31,907
Accrued sub-advisory, distribution and other asset management fees	58,661	49,924
Accrued dividend payable	55,452	53,127
Other accrued liabilities	51,974	50,461
Accrued liabilities	$324,382	$299,845

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
The valuation of the Company's Level 2 financial assets held by SIDCO and SPTC are based upon securities pricing policies and procedures utilized by third-party pricing vendors. The Company had no Level 3 financial assets at December 31, 2021 or 2020 that were required to be measured at fair value on a recurring basis. The Company's Level 3 financial liabilities at December 31, 2021 and 2020 consist entirely of the estimated fair value of the contingent consideration resulting from an acquisition (See Note 14). The fair value of the contingent consideration was determined using a Monte-Carlo simulation model. Key assumptions for the Monte-Carlo simulation model include expected revenues, expected volatility, risk-free rate and other factors. There were no transfers of financial assets between levels within the fair value hierarchy during 2021.
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
The fair value of certain financial assets and liabilities of the Company was determined using the following inputs:

		Fair Value Measurements at Reporting Date Using
	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets
Equity securities	$12,406	$12,406	$—
Available-for-sale debt securities	117,135	—	117,135
Fixed-income securities owned	28,267	—	28,267
Investment funds sponsored by LSV (1)	6,916
	$164,724	$12,406	$145,402

		Fair Value Measurements at Reporting Date Using
	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets
Equity securities	$12,142	$12,142	$—
Available-for-sale debt securities	93,277	—	93,277
Fixed-income securities owned	34,064	—	34,064
Investment funds sponsored by LSV (1)	6,166
	$145,649	$12,142	$127,341
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
Cash Equivalents
The Company's investments in money market funds and commercial paper classified as cash equivalents had a fair value of $422,838 and $462,624 at December 31, 2021 and 2020, respectively. There were no material unrealized or realized gains or losses from these investments during 2021 and 2020.
Available For Sale and Equity Securities
Available For Sale and Equity Securities on the accompanying Consolidated Balance Sheets consist of:

	At December 31, 2021
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available for sale debt securities	$117,215	$—	$(80)	$117,135
SEI-sponsored mutual funds	6,748	463	—	7,211
Equities and other mutual funds	4,935	260	—	5,195
	$128,898	$723	$(80)	$129,541

	At December 31, 2020
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available for sale debt securities	$91,262	$2,015	$—	$93,277
SEI-sponsored mutual funds	6,866	382	—	7,248
Equities and other mutual funds	4,421	473	—	4,894
	$102,549	$2,870	$—	$105,419
Net unrealized holding losses at December 31, 2021 of the Company's available-for-sale debt securities were $62 (net of income tax benefit of $18) and were for a duration of less than 12 months. These unrealized losses are associated with the Company’s investments in mortgage-backed securities issued by GNMA and were caused by interest rate increases (See Note 4). The contractual cash flows of these securities are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company's investments. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. Net unrealized gains at December 31, 2020 of the Company's available-for-sale debt securities were $1,551 (net of income tax expense of $464). These net unrealized gains and losses are reported as a separate component of Accumulated other comprehensive loss on the accompanying Consolidated Balance Sheets.
There were gross realized losses of $1,160, $902 and $493 from available-for-sale debt securities during 2021, 2020 and 2019, respectively. There were no gross realized gains from available-for-sale debt securities during 2021, 2020 and

2019. Realized losses from available-for-sale debt securities, including amounts reclassified from accumulated comprehensive loss, are reflected in Net (loss) gain from investments on the accompanying Consolidated Statements of Operations.
There were gross realized gains of $741 and gross realized losses of $72 from mutual funds and equities during 2021. In 2020, there were gross realized gains of $1,100 and gross realized losses of $250 from mutual funds and equities. In 2019, there were gross realized gains of $297 and gross realized losses of 48 from mutual funds and equities. Gains and losses from mutual funds and equities are reflected in Net (loss) gain from investments on the accompanying Consolidated Statements of Operations.
Investments in Affiliated Funds
The Company has an investment in funds sponsored by LSV. The Company records this investment on the accompanying Consolidated Balance Sheets at fair value. Unrealized gains and losses from the change in fair value of these funds are recognized in Net (loss) gain from investments on the accompanying Consolidated Statements of Operations.
The funds had a fair value of $6,916 and $6,166 at December 31, 2021 and 2020, respectively. The Company recognized gains of $750, $178 and $1,101 from the change in fair value of the funds during 2021, 2020 and 2019, respectively.
Securities Owned
The Company’s broker-dealer subsidiary, SIDCO, has investments in U.S. government agency securities with maturity dates less than one year. These investments are reflected as Securities owned on the accompanying Consolidated Balance Sheets. Due to specialized accounting practices applicable to investments by broker-dealers, the securities are reported at fair value and changes in fair value are recorded in current period earnings. The securities had a fair value of $28,267 and $34,064 at December 31, 2021 and 2020, respectively. There were no material net gains or losses from the change in fair value of the securities during 2021, 2020 and 2019.

Note 6 – Line of Credit
On April 23, 2021, the Company entered into a new five-year $325,000 Credit Agreement (the Credit Facility) with Wells Fargo Bank, N.A. (Wells Fargo), and a syndicate of other lenders. The Credit Facility is scheduled to expire in April 2026, at which time any aggregate principal amount of loans outstanding becomes payable in full. Any borrowings made under the Credit Facility will accrue interest at rates that, at the Company's option, are based on a base rate (the Base Rate) plus a premium that can range from 0.25% to 1.00% or the London InterBank Offered Rate (LIBOR) plus a premium that can range from 1.25% to 2.00% depending on the Company’s Leverage Ratio (a ratio of consolidated indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) for the four preceding fiscal quarters, all as defined in the related agreement). The Base Rate is defined as the highest of a) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 0.50%, b) the prime commercial lending rate of Wells Fargo, c) the applicable LIBOR plus 1.00%, or d) 0%. The Credit Facility includes fallback language clearly defining an alternative reference rate which provides for specified replacement rates upon a LIBOR cessation event. At the time of a LIBOR cessation event, the replacement rate, the Secured Overnight Financing Rate (SOFR), self-executes without the need for negotiations or a formal amendment process.
The Company also pays quarterly commitment fees based on the unused portion of the Credit Facility. The quarterly fees for the Credit Facility can range from 0.15% of the amount of the unused portion to 0.30%, depending on the Company’s Leverage Ratio. Certain wholly-owned subsidiaries of the Company have guaranteed the obligations of the Company under the agreement. The aggregate amount of the Credit Facility may be increased by an additional $100,000 under certain conditions set forth in the agreement. The Company may issue up to $15,000 in letters of credit under the terms of the Credit Facility. The Company pays a periodic commission fee of 1.25% plus an issuance fee of 0.20% of the aggregate face amount of the outstanding letters of credit issued under the Credit Facility.
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
In November 2021, the Company borrowed $40,000 under the Credit Facility for the funding of an acquisition (See Note 14). There were no principal payments related to the Credit Facility during 2021. As of December 31, 2021, the outstanding balance of the Credit Facility was $40,000 and is included in Borrowings Under Revolving Credit Facility on the accompanying Consolidated Balance Sheet.

As of December 31, 2021, the Company had outstanding letters of credit of $5,808 under the Credit Facility. These letters of credit were issued primarily for the expansion of the Company's headquarters and are scheduled to expire during 2022. The Company was in compliance with all covenants of the Credit Facility during 2021.
In February 2022, the Company made a principal payment of $10,000 against the outstanding balance of the Credit Facility. The amount of the Credit Facility available for general corporate purposes as of February 17, 2022 was $289,192.
The Company considers the book value of long-term debt related to the borrowing through the Credit Facility to be representative of its fair value.
Prior to entering into the Credit Facility, the Company maintained a $300,000 revolving line of credit through a Credit Agreement with Wells Fargo and a syndicate of other lenders (the 2016 Credit Facility). The Company paid commitment fees based on the unused portion of the facility. The 2016 Credit Facility contained covenants that restricted the ability of the Company to engage in mergers, consolidations, asset sales, investments, transactions with affiliates, or to incur liens, as defined in the agreement. The Company had no borrowings through the 2016 Credit Facility at December 31, 2020. None of the covenants of the 2016 Credit Facility negatively affected the Company’s liquidity or capital resources. The Company was in compliance with all covenants of the 2016 Credit Facility during 2021 while active.
The Company incurred $563, $609 and $630 in interest charges and commitment fees relating to its lines of credit during 2021, 2020 and 2019, respectively, which are reflected in Interest expense on the accompanying Consolidated Statements of Operations. The weighted average interest rate applied to the outstanding balance of the Credit Facility during 2021 was 1.40%.

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

The weighted average fair value of the Company’s stock options granted during 2021, 2020 and 2019 were $14.94, $13.53 and $13.94, respectively, using the following assumptions:

	2021	2020	2019
Expected term (in years)	5.60	5.79	5.53
Expected volatility	28.67%	29.02%	23.36%
Expected dividend yield	1.30%	1.29%	1.10%
Risk-free interest rate	1.37%	0.62%	1.80%
The Company recognized stock-based compensation expense in its Consolidated Financial Statements in 2021, 2020 and 2019 as follows:

	2021	2020	2019
Stock-based compensation expense	$41,451	$27,014	$24,582
Less: Deferred tax benefit	(8,444)	(5,182)	(4,814)
Stock-based compensation expense, net of tax	$33,007	$21,832	$19,768
The Company revised its estimates of when some vesting targets are expected to be achieved. The change in management's estimate during 2021 resulted in an increase of $5,880 in stock-based compensation. The change in management’s estimate during 2020 resulted in a decrease of $2,659 and the change in estimate in 2019 resulted in an increase of $2,903 in stock-based compensation expense.
As of December 31, 2021, there was approximately 10,446,000 unvested employee stock options with an unrecognized compensation cost of $104,770 that the Company expects will vest and be expensed through 2025 with a weighted average period of 1.9 years.

This table presents certain information relating to the Company’s stock option plans for 2021, 2020 and 2019:

	Number of Shares	Weighted Average Price
Balance as of December 31, 2018	15,813,000	$41.84
Granted	2,480,000	64.04
Exercised	(2,243,000)	25.27
Expired or canceled	(344,000)	55.07
Balance as of December 31, 2019	15,706,000	$47.43
Granted	4,529,000	56.54
Exercised	(1,563,000)	28.83
Expired or canceled	(177,000)	55.76
Balance as of December 31, 2020	18,495,000	$51.15
Granted	3,323,000	60.48
Exercised	(1,719,000)	29.73
Expired or canceled	(1,015,000)	57.92
Balance as of December 31, 2021	19,084,000	$54.35

Exercisable as of December 31, 2021	8,638,000	$48.73
Available for future grant as of December 31, 2021	12,978,000
As of December 31, 2021 and 2020, there were 8,638,000 and 6,641,000 shares exercisable, respectively. The expiration dates for options outstanding at December 31, 2021 range from October 23, 2022 to December 10, 2031 with a weighted average remaining contractual life of 6.8 years.
Upon exercise of stock options, the Company will issue new shares of its common shares. The Company does not hold any shares in treasury. The total intrinsic value of options exercised during 2021 and 2020 was $55,029 and $46,426, respectively. The total options exercisable as of December 31, 2021 had an intrinsic value of $117,496. The total options outstanding as of December 31, 2021 had an intrinsic value of $149,989. The total intrinsic value for options outstanding and options exercisable is calculated as the difference between the market value of the Company’s common stock as of December 31, 2021 and the exercise price of the shares. The market value of the Company’s common stock as of December 31, 2021 was $60.94 as reported by the Nasdaq Stock Market, LLC.

Employee Stock Purchase Plan
The Company has an employee stock purchase plan that provides for offerings of common stock to eligible employees at a price equal to 85 percent of the fair market value of the stock at the end of the stock purchase period, as defined. The Company has reserved 15,652,000 shares for issuance under this plan. At December 31, 2021, 12,307,000 cumulative shares have been issued. There were no material costs incurred by the Company related to the employee stock purchase plan in 2021, 2020 and 2019.
Common Stock Buyback
The Board of Directors, under multiple authorizations, has authorized the purchase of the Company’s common stock on the open market or through private transactions. On December 10, 2021, the Company's Board of Directors approved an increase in the stock repurchase program by an additional $200,000. As of December 31, 2021, the Company had approximately $231,293 of authorization remaining for the purchase of common stock. The following table provides the total number of shares repurchased and the related total costs in 2021, 2020 and 2019:

Year	Total Number of Shares Repurchased	Total Cost
2021	6,747,000	$411,534
2020	8,008,000	424,702
2019	6,225,000	348,348
The Company immediately retires its common stock when purchased. Upon retirement, the Company reduces Capital in excess of par value for the average capital per share outstanding and the remainder is charged against Retained earnings. If the Company reduces its Retained earnings to zero, any subsequent purchases of common stock will be charged entirely to Capital in excess of par value.
Cash Dividends
On June 2, 2021, the Board of Directors declared a cash dividend of $0.37 per share on the Company’s common stock, which was paid on June 22, 2021, to shareholders of record on June 14, 2021. On December 10, 2021, the Board of Directors declared a cash dividend of $0.40 per share on the Company’s common stock, which was paid on January 7, 2022, to shareholders of record on December 21, 2021.
The cash dividends declared in 2021, 2020 and 2019 were $107,840, $104,588 and $102,435, respectively. The Board of Directors has indicated its intention to declare future cash dividends on a semiannual basis.

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

	Foreign Currency Translation Adjustments	Unrealized Holding Gains (Losses) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2019	$(31,587)	$(1,413)	$(33,000)

Other comprehensive income before reclassifications	7,618	1,486	9,104
Amounts reclassified from accumulated other comprehensive loss	—	392	392
Net current-period other comprehensive loss	7,618	1,878	9,496

Balance, December 31, 2019	$(23,969)	$465	$(23,504)

Other comprehensive income before reclassifications	5,620	374	5,994
Amounts reclassified from accumulated other comprehensive loss	—	712	712
Net current-period other comprehensive income	5,620	1,086	6,706

Balance, December 31, 2020	$(18,349)	$1,551	$(16,798)

Other comprehensive loss before reclassifications	(1,432)	(2,527)	(3,959)
Amounts reclassified from accumulated other comprehensive loss	—	914	914
Net current-period other comprehensive loss	(1,432)	(1,613)	(3,045)

Balance, December 31, 2021	$(19,781)	$(62)	$(19,843)

Note 9 – Employee Benefit Plan
The Company has a tax-qualified defined contribution plan (the Plan). The Plan provides retirement benefits, including provisions for early retirement and disability benefits, as well as a tax-deferred savings feature. After satisfying certain requirements, participants are vested in employer contributions at the time the contributions are made. All Company contributions are discretionary and are made from available profits. The Company contributed $14,777, $14,087 and $12,923 to the Plan in 2021, 2020 and 2019, respectively.

Note 10 – Commitments and Contingencies
The Company leases software, facilities, and equipment under non-cancelable operating leases, some which contain escalation clauses for increased taxes and operating expenses. The Company has entered into maintenance agreements primarily for its equipment. Rent expense, primarily related to user licenses for software, was $57,880, $41,091 and $33,600 in 2021, 2020 and 2019, respectively.
The aggregate noncancellable minimum commitments at December 31, 2021 are:

Year	Aggregate Noncancellable Minimum Commitments
2022	$11,799
2023	9,628
2024	7,778
2025	5,483
2026 and thereafter	6,197
$40,885

In the ordinary course of business, the Company from time to time enters into contracts containing indemnification obligations of the Company. These obligations may require the Company to make payments to another party upon the occurrence of certain events including the failure by the Company to meet its performance obligations under the contract. These contractual indemnification provisions are often standard contractual terms of the nature customarily found in the type of contracts entered into by the Company. In many cases, there are no stated or notional amounts included in the indemnification provisions. There are no amounts reflected on the Consolidated Balance Sheets as of December 31, 2021 and 2020 related to these indemnifications.
Stanford Trust Company Litigation
This litigation is comprised of two federal class actions that are based on similar theories, the Lillie and the Adhers litigations, and five ancillary but related actions, all of which have all been dormant as the Lillie and Adhers matters were litigated. The underlying allegations in all actions relate to the purported role of SPTC in providing back-office services to Stanford Trust Company. The complaints allege that SEI and SPTC participated in some manner in the sale of “certificates of deposit” issued by Stanford International Bank so as to be a “seller” of the certificates of deposit for purposes of primary liability under the Louisiana Securities Law or so as to be secondarily liable under that statute for sales of certificates of deposit made by Stanford Trust Company.
All claims in the Lillie and Adhers litigations have been dismissed by the District Court. These dismissals have been upheld on appeal by the Fifth Circuit. The plaintiffs in these actions did not seek a writ of certiorari within the time period for filing, consequently the dismissal of the claims is final and non-appealable.
SEI is also named as a relief defendant in another matter, Janvey v. Alguire, where SEI is not a defendant but custodian of the assets subject to the litigation.
While the Company expects all remaining ancillary litigations to be resolved in its favor as a consequence of the procedural posture of the Lillie and Adhers class action litigations, the status of these actions are:
•Two of the state cases pending in the District Court in Louisiana, Milford Wampold, III, et. al. v. Pershing, LLC, et. al., and Numa L. Marquette, et al. v. Pershing, LLC, et. al., were dismissed with prejudice plaintiffs’ on January 14, 2022.
•The two other state cases, Farr and Rolland, are based on similar claims as in Lillie and Adhers, and plaintiffs are represented by the same counsel as in the Lillie matter. The Company is awaiting receipt of information it has requested from plaintiff’s counsel concerning individuals that opted out of the Lillie class prior to seeking dismissal of these two matters based on the Lille and Adhers precedent.
The last action in federal court, Jackson, remains pending. The opt-out information the Company is gathering from plaintiff’s counsel in the Lillie matter will inform next steps in its process to dismiss this matter. To the extent that the three remaining actions are not dismissed as expected, SEI and SPTC believe that they have valid defenses to plaintiffs' claims and intend to defend the lawsuits vigorously. The Company is not reasonably able to provide an estimate of loss, if any, with respect to the foregoing lawsuits.
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
On January 13, 2021, Judge Borrok of the Supreme Court of the State of New York, New York, granted SGSI’s motion for injunctive relief and issued an Order in which he characterized the basis for Advent’s claim for breach of contract as appearing to be “pre-textual” and found that SGSI’s claims for breach of contract would likely succeed on the merits. Judge Borrok granted SGSI’s motion for injunctive relief, precluding Advent from:
•Dishonoring their contractual obligations and commitments under the SLSA, including, denying licenses, rights, and privileges under the SLSA;
•Failing to provide new license keys for the license keys due to Geneva, Moxy, and APX, and other software products licensed pursuant to the SLSA;
•Denying to SEI any and all access to the Geneva, Moxy, and APX software and related modules as are reasonably necessary to provide access to such software to SGSI’s clients; and
•Denying to SGSI any and all support, maintenance and technical support services for Geneva, Moxy, and APX.
Judge Borrok’s ruling secured SEI’s access to the licensed products during the pendency of the breach of contract and tortious interference with contract claims.
On June 15, 2021, the New York Appellate Division unanimously affirmed the lower court’s decision granting SEI injunctive relief.
During the first half of 2021 the parties engaged in unsuccessful settlement negotiations that were mediated by Judge Borrok.
Prior to entering into settlement negotiations, SS&C Advent had moved to dismiss all of the tort counter-claims SEI had made against SS&C Advent for damages related to SS&C Advent’s conduct. SEI opposed this motion. SS&C Advent's counter-claims were:
•breach of contract,
•declaratory judgment,
•tortious interference with existing and prospective contractual relations,
•deceptive trade practices in violation of NY Statutes,
•breach of the covenant of good faith and fair dealing, and
•promissory estoppel.
On October 5, 2021, Judge Borrok dismissed the third claim, with respect to prospective contractual relationships only, the fourth claim, and the sixth claim. We are now engaged in discovery with respect to the remaining claims and SS&C Advent faces the prospect of money damages in connection with its conduct.
On December 1, 2021, SEI filed a motion for partial summary judgment in the New York state court action. This motion applies to Count I of SS&C’s complaint (Advent’s request for a declaratory judgment that its termination of the SEI license agreements was proper); and Counts I and II of SEI’s counterclaims (SEI’s request for a declaratory judgment that Advent’s termination of the contract was improper because the licenses are perpetual unless SEI chooses to not renew them or breaches the terms). SS&C filed a memorandum in opposition to our motion on December 23, 2021. SEI filed a response to that motion on January 18, 2022.
On December 7, 2021, SEI filed its appellate brief with the Third Circuit Court of Appeals. SS&C filed their appellate brief on January 7, 2022. On January 27, SEI filed its reply brief and is awaiting a ruling.
On December 31, 2021, SEI received the license key for another year of access to the product. This ensures SEI access to Advent and Moxy through January 31, 2023.

SEI does not believe that it will have to change providers under the current terms of the SLSA. Further, the process of litigating its rights under this contract may be a multi-year process. Consequently, SEI does not believe that the Advent Matter will create any consequence to the services SGSI provides to SEI’s clients in the near term. SEI believes that it has alternatives available to it that will enable it to continue to provide currently provided services to its clients in all material respects in the unlikely event that there ultimately is a negative outcome in the Advent Matter.
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

Note 11 – Income Taxes
The federal and state and foreign income tax provision is summarized as follows:

Year Ended December 31,	2021	2020	2019
Current
Federal	$120,939	$92,649	$100,986
State	24,492	21,479	19,902
Foreign	9,480	8,256	11,722
	154,911	122,384	132,610
Deferred
Federal	(7,106)	(701)	(1,635)
State	(735)	(275)	(960)
Foreign	10	—	—
	(7,831)	(976)	(2,595)
Total income taxes	$147,080	$121,408	$130,015
Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues raised may differ materially from the amount accrued. The examination and the resolution process may last longer than one year.
The components of Income before income taxes are summarized as follows:

Year Ended December 31,	2021	2020	2019
Domestic	$641,403	$517,451	$565,842
Foreign	52,270	51,243	65,599
	$693,673	$568,694	$631,441

The Company's foreign income is primarily earned in Canada, the Republic of Ireland and the United Kingdom.

The effective income tax rate differs from the federal income tax statutory rate due to the following:

Year Ended December 31,	2021	2020	2019
Statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal tax benefit	2.6	3.0	2.4
Foreign tax expense and tax rate differential	(0.1)	(0.4)	—
Tax benefit from stock option exercises	(1.2)	(1.1)	(1.9)
Research and development tax credit	(1.0)	(1.0)	(1.1)
Foreign-Derived Intangible Income Deduction (FDII)	(0.2)	(0.3)	(0.2)
Other, net	0.1	0.1	0.4
	21.2%	21.3%	20.6%
The increase in the Company's effective rate in 2020 was primarily due to reduced tax benefits related to the lower volume of stock option exercises as compared to the prior year and an increase in the Company's state effective tax rate partially offset by a decrease in foreign tax expense mainly related to a one time change in method for the Global Intangible Low Taxed Income (GILTI).
Deferred income taxes for 2021 and 2020 reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Significant components of deferred tax assets and liabilities at December 31, 2021 and 2020 are as follows:

	2021	2020
Deferred Tax Assets:
Stock-based compensation expense	$32,087	$26,893
Federal net operating loss carryforward	7,280	—
State net operating loss carryforward	58,927	65,114
Foreign net operating loss carryforward and other	6,402	6,634
Basis differences in investments	2,590	3,965
Federal benefit of state tax deduction for uncertain tax positions	1,842	2,255
Revenue and expense recognized in different periods for financial reporting and income tax purposes	1,484	3,025
Other assets	2,656	1,584
Total deferred income tax assets	113,268	109,470
Less: Federal net operating loss valuation allowance	(1,453)	—
Less: State net operating loss valuation allowance	(56,004)	(62,229)
Less: Foreign net operating loss valuation allowance	(6,342)	(6,547)
Net deferred income tax assets	$49,469	$40,694

Deferred Tax Liabilities:
Capitalized software currently deductible for tax purposes, net of amortization	$(57,123)	$(63,588)
Difference in financial reporting and income tax depreciation methods	(9,592)	(11,422)
Difference between book and tax basis of other assets	(7,179)	(5,747)
Goodwill and other intangibles	(11,690)	(2,462)
Foreign dividend withholding tax	—	—
Capitalized contract costs	(8,347)	(7,762)
Other liabilities	(1,431)	(1,900)
Total deferred income tax liabilities	$(95,362)	$(92,881)
Net deferred income tax liabilities	$(45,893)	$(52,187)
As a result of the Company's acquisition of Novus Partners in November 2021, the Company acquired federal operating loss carryovers of $28,285 as well as research and development credit carryovers of $1,340. The Company has recorded a deferred tax asset associated with these carryovers of $7,280 and a related valuation allowance of $1,454 associated with the statutory limitations of the carryforwards. Operating loss carryovers generated after December 31, 2017 have an indefinite carryforward period, while those generated before December 31, 2017 will expire beginning in 2033 through 2037. See Note 14 for more information related to the acquisition of Novus Partners.
The valuation allowances against deferred tax assets at December 31, 2021 and 2020 are related to federal and state net operating losses from certain domestic subsidiaries, foreign net operating losses from certain foreign subsidiaries and the restriction of the use of the foreign tax credits. Internal Revenue Code Section 382 places an annual limitation on the amount of operating losses and tax credits an acquiring entity can use of operating loss and tax credit carryforwards of acquired entities. Certain state and foreign tax statutes significantly limit the utilization of net operating losses for domestic and foreign subsidiaries. Furthermore, these net operating losses cannot be used to offset the net income of other subsidiaries.
The Company recognizes uncertain tax positions in accordance with the applicable accounting guidance and adjusts these liabilities when management’s judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company's current estimate of the tax liabilities. The Company’s total unrecognized tax benefit, including interest and penalties, as of December 31, 2021 was $16,224, of which $14,382 would affect the effective tax rate if the Company were to recognize the tax benefit. The gross amount of uncertain tax liability of $4,253 is expected to be paid within one year is netted against the current payable account while the remaining amount of $11,972 is included in Other long-term liabilities on the accompanying Consolidated Balance Sheet. During the year ended December 31, 2021, the Company recognized $4,782 of previously unrecognized tax benefits relating to the lapse of the statute of limitation and settlements.
The Company files a consolidated federal income tax return and separate income tax returns with various states. Certain subsidiaries of the Company file tax returns in foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examination for years before 2018 and is no longer subject to state, local or foreign income tax examinations by authorities for years before 2015.
A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

	2021	2020	2019
Balance as of January 1	$15,911	$15,356	$14,367
Tax positions related to current year:
Gross additions	3,672	3,352	3,054
Tax positions related to prior years:
Gross additions	382	236	1,465
Settlements	(678)	—	(145)
Lapses on statute of limitations	(4,401)	(3,033)	(3,385)
Balance as of December 31	$14,886	$15,911	$15,356
The above reconciliation of the gross unrecognized tax benefit will differ from the amount which would affect the effective tax rate because of the recognition of the federal and state tax benefits and interest and penalties.
The Company classifies all interest and penalties as income tax expense. The Company has recorded $1,338, $2,105 and $1,962 in liabilities for tax-related interest and penalties in 2021, 2020 and 2019, respectively.
The Company estimates it will recognize $4,253 of unrecognized tax benefits within the next twelve months due to lapses on the statute of limitation.
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
In 2021, 2020 and 2019, no single customer accounted for more than 10% of revenues in any business segment.
The following tables highlight certain financial information about each of the Company’s business segments for the years ended December 31, 2021, 2020 and 2019:

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Year Ended December 31, 2021
Revenues	$493,570	$482,949	$343,805	$581,157	$16,828	$1,918,309
Expenses	462,796	240,334	168,070	348,655	53,219	1,273,074
Operating profit (loss)	$30,774	$242,615	$175,735	$232,502	$(36,391)	$645,235

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Year Ended December 31, 2020
Revenues	$455,393	$407,564	$317,627	$489,462	$14,012	$1,684,058
Expenses	446,481	205,913	149,909	308,999	52,871	1,164,173
Operating profit (loss)	$8,912	$201,651	$167,718	$180,463	$(38,859)	$519,885

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Year Ended December 31, 2019
Revenues	$470,276	$403,778	$322,062	$440,796	$12,973	$1,649,885
Expenses	443,136	208,508	153,937	282,024	29,660	1,117,265
Operating profit (loss)	$27,140	$195,270	$168,125	$158,772	$(16,687)	$532,620
A reconciliation of the total reported for the business segments to income from operations in the Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019 is as follows:

Year Ended December 31,	2021	2020	2019
Total operating profit from segments above	$645,235	$519,885	$532,620
Corporate overhead expenses	(91,854)	(73,998)	(72,196)
Income from operations	$553,381	$445,887	$460,424

The following tables provide additional information for the years ended December 31, 2021, 2020 and 2019 pertaining to our business segments:

	Capital Expenditures (1)			Depreciation
Year Ended December 31,	2021	2020	2019	2021	2020	2019
Private Banks	$26,472	$29,061	$33,068	$19,040	$16,206	$14,349
Investment Advisors	11,100	15,588	17,413	3,646	4,821	4,653
Institutional Investors	2,614	3,958	4,057	1,241	1,214	1,600
Investment Managers	10,275	25,909	18,970	8,185	7,336	7,145
Investments in New Businesses	924	1,211	1,349	351	341	383
Total from business segments	$51,385	$75,727	$74,857	$32,463	$29,918	$28,130
Corporate Overhead	1,151	2,840	2,314	1,018	1,041	1,306
	$52,536	$78,567	$77,171	$33,481	$30,959	$29,436
(1) Capital expenditures include additions to property and equipment and capitalized software.

	Amortization
Year Ended December 31,	2021	2020	2019
Private Banks	$34,159	$30,240	$29,054
Investment Advisors	11,654	10,694	10,311
Institutional Investors	2,321	1,707	1,726
Investment Managers	9,955	9,365	9,358
Investments in New Businesses	739	739	740
Total from business segments	$58,828	$52,745	$51,189
Corporate Overhead	324	230	230
	$59,152	$52,975	$51,419
Assets are not allocated to segments for internal reporting presentations. The following table presents revenues based on the location of the use of the products or services:

For the Year Ended December 31,	2021	2020	2019
United States	$1,629,527	$1,427,152	$1,385,744
International operations	288,782	256,906	264,141
	$1,918,309	$1,684,058	$1,649,885
The following table presents assets based on their location:

	2021	2020
United States	$1,926,867	$1,772,179
International operations	427,835	395,077
	$2,354,702	$2,167,256

Note 13 – Related Party Transactions
The Company, either by itself or through its wholly-owned subsidiaries, serves as the sponsor, administrator, investment advisor, distributor and shareholder servicer for SEI-sponsored investment products. These investment products are offered to clients of the Company and its subsidiaries. Fees earned by the Company for the related services are recognized pursuant to the provisions of investment advisory, fund administration, distribution, and shareholder services agreements directly with the investment products. These fees totaled $473,161, $432,806 and $449,725 in 2021, 2020 and 2019, respectively. The Company also serves as an introducing broker-dealer for securities transactions of SEI-sponsored investment products. The Company recognized $1,917, $2,159 and $632 in commissions during 2021, 2020 and 2019, respectively. Both of these fees are reflected in Asset management, administration and distribution fees on the accompanying Consolidated Statements of Operations.
Receivables from investment products on the accompanying Consolidated Balance Sheets primarily represent fees receivable for distribution, investment advisory, and administration services to various investment products sponsored by SEI.

Note 14 – Business Acquisitions
Finomial
On October 18, 2021, the Company acquired all ownership interests of Finomial Corporation (Finomial), an investor lifecycle management firm offering cloud-native financial technology. Under the acquisition method of accounting, the total purchase price was allocated to Finomial's net tangible and intangible assets based upon their estimated fair values as of October 18, 2021. The total purchase price for Finomial was $8,217. The Company acquired $22 in cash during the acquisition, resulting in $8,195 net cash paid for Finomial.
The purchase price allocation related to the Finomial acquisition is as follows:

	Estimated Fair Value	Estimated Useful Life
Current assets, net of current liabilities	$214
Property and equipment, net	38
Goodwill	3,825
Identifiable intangible assets:
Acquired technology	3,010	10 years
Client relationships	1,030	2 years
Trade names	100	5 years
Net cash consideration	$8,217
The results of operations of Finomial are included in the Investment Managers segment and are reflected in the Company's Consolidated Statement of Operations since the completion of the acquisition on October 18, 2021. Any goodwill generated for income tax purposes from the acquisition is fully deductible (See Note 15).
Pro forma information has not been presented because the effect of the Finomial acquisition is not material to the Company's consolidated financial results.
Novus
On November 12, 2021, the Company acquired all ownership interests of Novus Partners (Novus), a global portfolio intelligence platform company, to expand the Company's capabilities for clients of the Institutional Investors segment. Under the acquisition method of accounting, the total purchase price was allocated to Novus' net tangible and intangible assets based upon their estimated fair values as of November 12, 2021. The total purchase price for Novus was $72,496. The Company acquired $532 in cash during the acquisition, resulting in $71,964 net cash paid for Novus. According to the terms of the purchase agreement, a portion of the purchase price was placed into escrow to indemnify the Company of any pre-acquisition damages. As of December 31, 2021, the balance available in escrow was $4,244.
The purchase price allocation related to the Novus acquisition is as follows:

	Estimated Fair Value	Estimated Useful Life
Property and equipment, net	$220
Other assets	6,236
Goodwill	48,911
Identifiable intangible assets:
Acquired technology	20,260	7 years
Client relationships	6,240	2 years
Trade names	1,430	20 years
Current liabilities, net of current assets	(4,463)
Long-term liabilities	(6,338)
Net cash consideration	$72,496
The results of operations of Novus are included in the Institutional Investors segment and are reflected in the Company's Consolidated Statement of Operations since the completion of the acquisition on November 12, 2021. Any goodwill generated for income tax purposes from the acquisition is not deductible (See Note 15).
Pro forma information has not been presented because the effect of the Novus acquisition is not material to the Company's consolidated financial results.

Huntington Steele
In April 2018, the Company acquired all ownership interests of Huntington Steele, LLC (Huntington Steele). The total purchase price for Huntington Steele included a contingent purchase price payable to the sellers upon the attainment of specified financial measures determined at various intervals occurring between 2019 and 2023. The Company made payments of $3,965 and $633 during 2021 and 2020, respectively, to the sellers and recorded fair value adjustments of $1,274 and $893 during 2021 and 2020, respectively, to increase the fair value of the remaining contingent consideration. As of December 31, 2021, the current portion of the contingent consideration of $918 is included in Accrued liabilities on the accompanying Balance Sheet. The long-term portion of the contingent consideration of $8,906 is included in Other long-term liabilities on the accompanying Balance Sheet.

Note 15 – Goodwill and Intangible Assets
The changes in the carrying amount of the Company's goodwill by segment are as follows:

	Institutional Investors	Investment Managers	Investments in New Businesses	Total

Balance, December 31, 2020	$—	$52,990	$11,499	$64,489
Acquisition of Finomial	—	3,825	—	3,825
Acquisition of Novus	48,911	—	—	48,911
Foreign currency translation adjustments	—	7	—	7
Balance, December 31, 2021	$48,911	$56,822	$11,499	$117,232
In October 2021, the Company acquired all ownership interests of Finomial (See Note 14). The excess purchase price over the estimated value of the net tangible and identifiable intangible assets was allocated to goodwill. The total amount of goodwill from this transaction amounted to $3,825 and is included in the accompanying Consolidated Balance Sheet.
In November 2021, the Company acquired all ownership interests of Novus (See Note 14). The excess purchase price over the estimated value of the net tangible and identifiable intangible assets was allocated to goodwill. The total amount of goodwill from this transaction amounted to $48,911 and is included in the accompanying Consolidated Balance Sheet.
There was no change in the carrying amount of the Company's goodwill during 2020.
The Company's intangible assets consist of:

	2021	Weighted Average Estimated Useful Life	2020	Weighted Average Estimated Useful Life
Acquired technology	$47,780	8.5 years	$13,510	10.0 years
Client relationships	30,878	8.3 years	16,940	13.9 years
Non-competition agreements	3,470	5.0 years	3,470	5.0 years
Trade name	4,370	14.1 years	2,840	7.0 years
	86,498		36,760
Less: Accumulated amortization	(17,716)		(12,456)
Intangible assets, net	$68,782		$24,304
In addition to the intangible assets acquired through the acquisitions of Finomial and Novus, during 2021, the Company also acquired intangible assets through the purchase of a technology platform providing digital collaboration tools for financial advisors and the purchase a defined contribution master trust in the United Kingdom. The Company recognized $5,260 and $3,683 of amortization expense related to intangible assets during 2021 and 2020, respectively.

The Company currently expects to recognize amortization expense related to intangible assets as of December 31, 2021 each year from 2022 through 2026 as follows:

Year	Expected Amortization Expense Related to Intangible Assets
2022	$12,278
2023	11,585
2024	8,125
2025	7,906
2026	7,799

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
Disaggregation of Revenue
The following tables provide additional information pertaining to our revenues disaggregated by major product line and primary geographic market based on the location of the use of the products or services for each of the Company’s business segments for 2021, 2020 and 2019:

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
Major Product Lines:	For the Year Ended December 31, 2021
Investment management fees from pooled investment products	$134,617	$301,581	$57,716	$134	$1,330	$495,378
Investment management fees from investment management agreements	2,271	158,181	282,797	—	14,838	458,087
Investment operations fees	1,512	—	—	538,446	—	539,958
Investment processing fees - PaaS	215,473	—	—	—	—	215,473
Investment processing fees - SaaS	113,964	—	1,207	13,792	—	128,963
Professional services fees	22,054	—	—	3,508	—	25,562
Account fees and other	3,679	23,187	2,085	25,277	660	54,888
Total revenues	$493,570	$482,949	$343,805	$581,157	$16,828	$1,918,309

Primary Geographic Markets:
United States	$315,040	$482,949	$274,867	$539,843	$16,828	$1,629,527
United Kingdom	111,900	—	53,888	—	—	165,788
Canada	48,325	—	4,396	—	—	52,721
Ireland	18,305	—	10,151	41,314	—	69,770
Other	—	—	503	—	—	503
Total revenues	$493,570	$482,949	$343,805	$581,157	$16,828	$1,918,309

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
Major Product Lines:	For the Year Ended December 31, 2020
Investment management fees from pooled investment products	$127,883	$271,627	$53,283	$637	$1,411	$454,841
Investment management fees from investment management agreements	1,470	115,887	262,709	—	12,105	392,171
Investment operations fees	1,804	—	—	447,517	—	449,321
Investment processing fees - PaaS	184,711	—	—	—	—	184,711
Investment processing fees - SaaS	113,012	—	—	13,739	—	126,751
Professional services fees	21,594	—	—	5,753	—	27,347
Account fees and other	4,919	20,050	1,635	21,816	496	48,916
Total revenues	$455,393	$407,564	$317,627	$489,462	$14,012	$1,684,058

Primary Geographic Markets:
United States	$298,708	$407,564	$250,321	$456,547	$14,012	$1,427,152
United Kingdom	97,896	—	51,292	—	—	149,188
Canada	41,762	—	5,610	—	—	47,372
Ireland	17,027	—	9,850	32,915	—	59,792
Other	—	—	554	—	—	554
Total revenues	$455,393	$407,564	$317,627	$489,462	$14,012	$1,684,058

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
Major Product Lines:	For the Year Ended December 31, 2019
Investment management fees from pooled investment products	$135,503	$282,253	$54,726	$766	$1,293	$474,541
Investment management fees from investment management agreements	1,616	103,428	266,323	—	11,571	382,938
Investment operations fees	1,634	—	—	403,208	—	404,842
Investment processing fees - PaaS	177,046	—	—	—	—	177,046
Investment processing fees - SaaS	132,661	—	—	11,036	—	143,697
Professional services fees	15,687	—	—	5,209	—	20,896
Account fees and other	6,129	18,097	1,013	20,577	109	45,925
Total revenues	$470,276	$403,778	$322,062	$440,796	$12,973	$1,649,885

Primary Geographic Markets:
United States	$304,860	$403,778	$252,149	$411,984	$12,973	$1,385,744
United Kingdom	102,518	—	52,584	—	—	155,102
Canada	43,661	—	6,889	—	—	50,550
Ireland	19,237	—	9,588	28,812	—	57,637
Other	—	—	852	—	—	852
Total revenues	$470,276	$403,778	$322,062	$440,796	$12,973	$1,649,885
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

Note 17 – Leases
The Company has operating leases for corporate facilities and equipment. The Company's expense related to leases during 2021, 2020 and 2019 was $11,190, $9,711 and $10,159, respectively, and is included in Facilities, supplies and other costs on the accompanying Consolidated Statements of Operations. During 2021, the Company incurred variable lease costs of $2,110 included in total expense related to leases. There were no material variable lease costs during 2020 and 2019.

The Company's future minimum lease payments under non-cancelable leases as of December 31, 2021 are as follows:

Year	Future Minimum Lease Payment
2022	$11,799
2023	9,628
2024	7,778
2025	5,483
2026	4,124
Thereafter	2,073
Total future minimum lease payments	40,885
Less: Imputed interest	(1,918)
Total	$38,967
The following table provides supplemental Consolidated Balance Sheet information related to the Company's leases:

	2021	2020
Current portion of long-term operating lease liabilities	$11,328	$8,579
Long-term operating lease liabilities	27,639	34,058
Total operating lease liabilities	$38,967	$42,637

Weighted average remaining lease term	4.6 years	5.5 years

Weighted average discount rate	2.26%	2.43%
The following table provides supplemental cash flow information related to the Company's leases:

Year Ended December 31,	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities	$10,132	$10,361	$10,932

Right-of-use assets obtained in exchange for lease obligations	$3,778	$3,272	$6,372
As of December 31, 2021, the Company had no material operating leases that have not yet commenced.

Schedule II - Valuation and Qualifying Accounts and Reserves	SEI Investments Company
(In thousands)	and Subsidiaries

Year Ended December 31,		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	(Deductions)	Balance at End of Year
Allowance for doubtful accounts:
2021	$1,100	$502	$—	$—	$1,602
2020	1,201	—	—	(101)	1,100
2019	718	483	—	—	1,201
Deferred income tax valuation allowance:
2021	$68,776	$—	$—	$(4,977)	$63,799
2020	70,731	—	—	(1,955)	68,776
2019	72,316	—	—	(1,585)	70,731

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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2021.
The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
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
ALFRED P. WEST, JR., 79, has been the Chairman of the Board of Directors and Chief Executive Officer of the Company since its inception in 1968. Mr. West was President from June 1979 to August 1990.
KEVIN P. BARR, 56, has been an employee of the Company since May 2000. Mr. Barr has been an Executive Vice President since May 2008.
KATHY C. HEILIG, 63, has been an employee of the Company since November 1987. Ms. Heilig has been Chief Accounting Officer and Controller since May 1999. Ms. Heilig was Treasurer from May 1997 to May 2005.
RYAN P. HICKE, 44, has been an employee of the Company since May 1998. Mr. Hicke has been an Executive Vice President and Chief Information Officer since November 2018 and was a Senior Vice President from 2015 until November 2018.
PAUL F. KLAUDER, 54, has been an employee of the Company since May 1993. Mr. Klauder has been an Executive Vice President since February 2016 and was a Senior Vice President from May 2004 until February 2016.
DENNIS J. MCGONIGLE, 61, has been an employee of the Company since August 1985. Mr. McGonigle has been the Chief Financial Officer since December 2002 and an Executive Vice President since July 1996 and was a Senior Vice President from May 1995 until July 1996.
MICHAEL N. PETERSON, 55, has been Executive Vice President and General Counsel of the Company since June 2018. Prior to February 2018, Mr. Peterson was a partner of Morgan Lewis & Bockius, LLP, a law firm, and from February 2018 until May 2018, Mr. Peterson was a partner of Reed Smith, LLP, a law firm.
WAYNE M. WITHROW, 66, has been an employee of the Company since January 1990. Mr. Withrow has been an Executive Vice President since March 2000 and was a Senior Vice President from January 1994 until March 2000. Mr. Withrow was Chief Information Officer from March 2000 to May 2002.
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

The following table provides information regarding the aggregate number of securities to be issued under all of our equity compensation plans upon exercise of outstanding options, warrants, and other rights and their weighted-average exercise price as of December 31, 2021. Material features of each of the plans reflected in the table are described below.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted –average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	19,084,064	$54.35	12,977,981
Equity compensation plans not approved by security holders	—	—	—
Total	19,084,064	$54.35	12,977,981
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
As of December 31, 2021, options to acquire 19,084,064 shares were outstanding under the 2014 Plan, out of a total of 46,934,334 shares of common stock reserved for issuance under the 2014 Plan. The 2014 Plan authorizes the issuance of an additional 30,000,000 new shares of common stock. This is in addition to 16,235,712 shares of common stock which were subject to outstanding grants under the 2007 Plan as of the Effective Date and 698,622 shares of common stock which remained available for issuance or transfer under the 2007 Plan but not subject to previously exercised, vested or paid grants as of the Effective Date. A total of 12,977,981 shares of common stock remain available for issuance under the 2014 Plan for future grants.
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

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets — December 31, 2021 and 2020
Consolidated Statements of Operations — For the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Comprehensive Income — For the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Changes in Equity — For the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Cash Flows — For the years ended December 31, 2021, 2020 and 2019
Notes to Consolidated Financial Statements
Schedule II - Valuation and Qualifying Accounts and Reserves — For the years ended December 31, 2021, 2020 and 2019
All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.
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

10.27
Credit Agreement, dated as of April 23, 2021 among SEI Investments Company, the Lenders, U.S. Bank National Association, as Syndication Agent, Bank of America, N.A., Citizens Bank, N.A., Manufacturers and Traders Trust Company and Regions Bank, as Documentation Agents, and Wells Fargo Bank, National Association, as Administrative Agent (Incorporated by reference to exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021.)

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

99.11
Financial Statements of LSV Asset Management dated December 31, 2020 and 2019. (Incorporated by reference to exhibit 99.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.)

99.12	*	Financial Statements of LSV Asset Management dated December 31, 2021 and 2020.
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith as an exhibit to this Annual Report on Form 10-K.
(P)	Paper exhibit.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEI INVESTMENTS COMPANY

Date:	February 22, 2022	By:	/s/ Dennis J. McGonigle
Dennis J. McGonigle
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on dates indicated.

Date:	February 22, 2022	By:	/s/ Alfred P. West, Jr.
Alfred P. West, Jr.
Chairman of the Board, Chief Executive Officer, and
Director

Date:	February 22, 2022	By:	/s/ Carmen V. Romeo
Carmen V. Romeo
Director

Date:	February 22, 2022	By:	/s/ William M. Doran
William M. Doran
Director

Date:	February 22, 2022	By:	/s/ Kathryn M. McCarthy
Kathryn M. McCarthy
Director

Date:	February 22, 2022	By:	/s/ Sarah W. Blumenstein
Sarah W. Blumenstein
Director

Date:	February 22, 2022	By:	/s/ Carl A. Guarino
Carl A. Guarino
Director