Form 10-Q
period 2022-03-31
SEI INVESTMENTS CO
filed 2022-04-25
CIK 350894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q
________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, as of the close of business on April 21, 2022:

Common Stock, $0.01 par value	137,265,550

SEI INVESTMENTS COMPANY

PART I.        FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements.

SEI Investments Company
Consolidated Balance Sheets
(unaudited)
(In thousands, except par value)

	March 31, 2022	December 31, 2021
Assets
Current Assets:
Cash and cash equivalents	$907,831	$831,407
Restricted cash	351	351
Receivables from investment products	57,584	59,036
Receivables, net of allowance for doubtful accounts of $1,388 and $1,602	437,844	441,609
Securities owned	31,258	28,267
Other current assets	46,115	43,559
Total Current Assets	1,480,983	1,404,229
Property and Equipment, net of accumulated depreciation of $417,041 and $409,248	180,458	178,869
Operating Lease Right-of-Use Assets	31,024	33,614
Capitalized Software, net of accumulated amortization of $558,861 and $545,307	236,481	243,446
Available for Sale and Equity Securities	134,717	129,541
Investments in Affiliated Funds, at fair value	7,270	6,916
Investment in Unconsolidated Affiliate	52,778	107,918
Goodwill	117,434	117,232
Intangible Assets, net of accumulated amortization of $20,969 and $17,716	65,339	68,782
Deferred Contract Costs	35,847	36,236
Deferred Income Taxes	2,706	2,983
Other Assets, net	27,569	24,936
Total Assets	$2,372,606	$2,354,702
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Balance Sheets
(unaudited)
(In thousands, except par value)

	March 31, 2022	December 31, 2021
Liabilities and Equity
Current Liabilities:
Accounts payable	$8,037	$10,312
Accrued liabilities	250,468	324,382
Current portion of long-term operating lease liabilities	11,219	11,328
Deferred revenue	15,422	9,721
Total Current Liabilities	285,146	355,743
Borrowings Under Revolving Credit Facility	30,000	40,000
Long-term Income Taxes Payable	803	803
Deferred Income Taxes	36,561	48,876
Long-term Operating Lease Liabilities	24,997	27,639
Other Long-term Liabilities	22,016	20,878
Total Liabilities	399,523	493,939
Commitments and Contingencies
Shareholders' Equity:
Common stock, $0.01 par value, 750,000 shares authorized; 137,219 and 138,449 shares issued and outstanding	1,372	1,384
Capital in excess of par value	1,266,320	1,246,608
Retained earnings	733,572	632,614
Accumulated other comprehensive loss, net	(28,181)	(19,843)
Total Shareholders' Equity	1,973,083	1,860,763
Total Liabilities and Shareholders' Equity	$2,372,606	$2,354,702
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Statements of Operations
(unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Revenues:
Asset management, administration and distribution fees	$394,097	$367,646
Information processing and software servicing fees	187,346	88,040
Total revenues	581,443	455,686
Expenses:
Subadvisory, distribution and other asset management costs	53,128	50,164
Software royalties and other information processing costs	7,547	5,742
Compensation, benefits and other personnel	160,484	137,221
Stock-based compensation	10,566	9,752
Consulting, outsourcing and professional fees	62,491	54,340
Data processing and computer related	29,816	25,721
Facilities, supplies and other costs	17,627	17,248
Amortization	16,887	14,352
Depreciation	8,098	8,309
Total expenses	366,644	322,849
Income from operations	214,799	132,837
Net (loss) gain from investments	(489)	332
Interest and dividend income	848	945
Interest expense	(250)	(123)
Equity in earnings of unconsolidated affiliate	32,459	33,350
Income before income taxes	247,367	167,341
Income taxes	57,059	37,871
Net income	$190,308	$129,470
Basic earnings per common share	$1.38	$0.90
Shares used to compute basic earnings per share	137,935	143,201
Diluted earnings per common share	$1.36	$0.89
Shares used to compute diluted earnings per share	139,712	145,306
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Statements of Comprehensive Income
(unaudited)
(In thousands)

	Three Months Ended March 31,
	2022	2021
Net income	$190,308	$129,470
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(4,558)	1,685
Unrealized loss on investments:
Unrealized losses during the period, net of income taxes of $1,186 and $160	(3,969)	(543)
Reclassification adjustment for losses realized in net income, net of income taxes of $(57) and $(74)	189	253
Total other comprehensive (loss) income, net of tax	(8,338)	1,395
Comprehensive income	$181,970	$130,865
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Statements of Changes in Equity
(unaudited)
(In thousands)

	Shares of Common Stock	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	For the Three Months Ended March 31, 2022
Balance, January 1, 2022	138,449	$1,384	$1,246,608	$632,614	$(19,843)	$1,860,763
Net income	—	—	—	190,308	—	190,308
Other comprehensive loss	—	—	—	—	(8,338)	(8,338)
Purchase and retirement of common stock	(1,713)	(17)	(10,723)	(89,350)	—	(100,090)
Issuance of common stock under employee stock purchase plan	23	—	1,168	—	—	1,168
Issuance of common stock upon exercise of stock options	460	5	18,701	—	—	18,706
Stock-based compensation	—	—	10,566	—	—	10,566
Balance, March 31, 2022	137,219	$1,372	$1,266,320	$733,572	$(28,181)	$1,973,083

	Shares of Common Stock	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	For the Three Months Ended March 31, 2021
Balance, January 1, 2021	143,396	$1,434	$1,190,001	$565,270	$(16,798)	$1,739,907
Net income	—	—	—	129,470	—	129,470
Other comprehensive income	—	—	—	—	1,395	1,395
Purchase and retirement of common stock	(1,152)	(11)	(6,839)	(60,089)	—	(66,939)
Issuance of common stock under employee stock purchase plan	24	—	1,139	—	—	1,139
Issuance of common stock upon exercise of stock options	433	4	14,380	—	—	14,384
Stock-based compensation	—	—	9,752	—	—	9,752
Balance, March 31, 2021	142,701	$1,427	$1,208,433	$634,651	$(15,403)	$1,829,108
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Condensed Statements of Cash Flows
(unaudited)
(In thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$190,308	$129,470
Adjustments to reconcile net income to net cash provided by operating activities (See Note 1)	70,119	7,103
Net cash provided by operating activities	260,427	136,573
Cash flows from investing activities:
Additions to property and equipment	(9,283)	(4,218)
Additions to capitalized software	(6,589)	(6,360)
Purchases of marketable securities	(49,333)	(51,524)
Prepayments and maturities of marketable securities	35,397	42,446
Sales of marketable securities	48	—
Other investing activities	(2,000)	(11,000)
Net cash used in investing activities	(31,760)	(30,656)
Cash flows from financing activities:
Repayments under revolving credit facility	(10,000)	—
Payment of contingent consideration	(868)	(702)
Purchase and retirement of common stock	(100,155)	(71,206)
Proceeds from issuance of common stock	19,874	15,523
Payment of dividends	(55,503)	(53,127)
Net cash used in financing activities	(146,652)	(109,512)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5,591)	1,551
Net increase (decrease) in cash, cash equivalents and restricted cash	76,424	(2,044)
Cash, cash equivalents and restricted cash, beginning of period	831,758	787,727
Cash, cash equivalents and restricted cash, end of period	$908,182	$785,683
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
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain financial information and accompanying note disclosure normally included in the Company’s Annual Report on Form 10-K have been condensed or omitted. The interim financial information is unaudited but reflects all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position of the Company as of March 31, 2022, the results of operations for the three months ended March 31, 2022 and 2021, and cash flows for the three-months ended March 31, 2022 and 2021. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
There have been no significant changes in significant accounting policies during the three months ended March 31, 2022 as compared to the significant accounting policies described in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
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
The Company is a party to expense limitation agreements with certain SEI-sponsored money market funds subject to Rule 2a-7 of the Investment Company Act of 1940 which establish a maximum level of ordinary operating expenses incurred by the fund in any fiscal year including, but not limited to, fees of the administrator or its affiliates. Under the terms of these agreements, the Company waived $11,185 and $10,233 in fees during the three months ended March 31, 2022 and 2021, respectively.
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
Cash and Cash Equivalents
Cash and cash equivalents includes $299,843 and $290,256 at March 31, 2022 and December 31, 2021, respectively, primarily invested in SEI-sponsored open-ended money market mutual funds.
Restricted Cash
Restricted cash includes $250 at March 31, 2022 and December 31, 2021 segregated for regulatory purposes related to trade-execution services conducted by SEI Investments (Europe) Limited. Restricted cash also includes $101 at March 31, 2022 and December 31, 2021 segregated in special reserve accounts for the benefit of customers of the Company’s broker-dealer subsidiary, SEI Investments Distribution Co. (SIDCO), in accordance with certain rules established by the Securities and Exchange Commission (SEC) for broker-dealers.
Capitalized Software
The Company capitalized $6,589 and $6,360 of software development costs during the three months ended March 31, 2022 and 2021, respectively. The Company's software development costs primarily relate to significant enhancements to the SEI Wealth PlatformSM (SWP). As of March 31, 2022, the net book value of SWP was $230,363. The net book value includes $31,108 of capitalized software development costs in-progress associated with future releases of SWP. Capitalized software development costs in-progress associated with future releases of SWP were $29,253 as of December 31, 2021. SWP has a weighted average remaining life of 10.2 years. Amortization expense for SWP was $12,104 and $11,923 during the three months ended March 31, 2022 and 2021, respectively.
Earnings per Share
The calculations of basic and diluted earnings per share for the three months ended March 31, 2022 and 2021 are:

	Three Months Ended March 31,
	2022	2021
Net income	$190,308	$129,470
Shares used to compute basic earnings per common share	137,935,000	143,201,000
Dilutive effect of stock options	1,777,000	2,105,000
Shares used to compute diluted earnings per common share	139,712,000	145,306,000
Basic earnings per common share	$1.38	$0.90
Diluted earnings per common share	$1.36	$0.89
During the three months ended March 31, 2022 and 2021, employee stock options to purchase 12,218,000 and 11,715,000 shares of common stock with an average exercise price of $60.28 and $57.99, respectively, were outstanding but not included in the computation of diluted earnings per common share. These options for the three month periods were not included in the computation of diluted earnings per common share because either the performance conditions have not been satisfied or would not have been satisfied if the reporting date was the end of the contingency period or the options' exercise price was greater than the average market price of the Company’s common stock and the effect on diluted earnings per common share would have been anti-dilutive.
Recently Adopted Accounting Pronouncements
In July 2021, the FASB issued ASU 2021-05, Leases (Topic 842): Lessors – Certain Leases with Variable Lease Payments (ASU 2021-05) which requires a lessor to classify a lease with entirely or partially variable payments that do not depend on an index or rate as an operating lease if a different classification would result in a commencement date selling loss (Day 1 loss). The Company adopted ASU 2021-05 on January 1, 2022. There was no material impact to the Company's consolidated financial statements from the implementation of ASU 2021-05.

Statements of Cash Flows
For purposes of the Consolidated Statements of Cash Flows, the Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents.
The following table provides the details of the adjustments to reconcile net income to net cash provided by operating activities for the three months ended March 31:

	2022	2021
Net income	$190,308	$129,470
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,098	8,309
Amortization	16,887	14,352
Equity in earnings of unconsolidated affiliate	(32,459)	(33,350)
Distributions received from unconsolidated affiliate	32,961	28,774
Stock-based compensation	10,566	9,752
Provision for losses on receivables	(214)	1,207
Deferred income tax expense	(10,908)	(3,915)
Net loss (gain) from investments	489	(332)
Change in other long-term liabilities	1,138	1,043
Change in other assets	(706)	507
Contract costs capitalized, net of amortization	389	351
Other	1,228	992
Change in current assets and liabilities
(Increase) decrease in
Receivables from investment products	1,452	(2,020)
Receivables	3,979	(22,016)
Other current assets	(2,556)	(4,113)
Advances due from unconsolidated affiliate	54,636	51,266
(Decrease) increase in
Accounts payable	(2,273)	(2,237)
Accrued liabilities	(18,078)	(41,717)
Deferred revenue	5,490	250
Total adjustments	70,119	7,103
Net cash provided by operating activities	$260,427	$136,573

Note 2.    Investment in Unconsolidated Affiliate
LSV Asset Management
The Company has an investment in LSV Asset Management (LSV), a registered investment advisor that provides investment advisory services primarily to institutions, including pension plans and investment companies. LSV is currently an investment sub-advisor for a limited number of SEI-sponsored investment products. The Company's partnership interest in LSV as of March 31, 2022 was 38.7%. The Company accounts for its interest in LSV using the equity method because of its less than 50% ownership. The Company’s interest in the net assets of LSV is reflected in Investment in unconsolidated affiliate on the accompanying Consolidated Balance Sheets and its interest in the earnings of LSV is reflected in Equity in earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Operations.
At March 31, 2022, the Company’s total investment in LSV was $52,778. The Company receives partnership distributions from LSV on a quarterly basis. The Company received partnership distributions from LSV of $32,961 and $28,774 in the three months ended March 31, 2022 and 2021, respectively. As such, the Company considers these distribution payments as returns on investment rather than returns of the Company's original investment in LSV and has therefore classified the associated cash inflows as an operating activity on the Consolidated Statements of Cash Flows.

The Company’s proportionate share in the earnings of LSV was $32,459 and $33,350 during the three months ended March 31, 2022 and 2021, respectively.
These tables contain condensed financial information of LSV:

Condensed Statement of Operations	Three Months Ended March 31,
	2022	2021
Revenues	$108,450	$110,837
Net income	83,791	85,920

Condensed Balance Sheets	March 31, 2022	December 31, 2021
Current assets	$128,362	$171,058
Non-current assets	5,028	4,792
Total assets	$133,390	$175,850

Current liabilities	$41,767	$82,858
Non-current liabilities	3,665	3,863
Partners’ capital	87,958	89,129
Total liabilities and partners’ capital	$133,390	$175,850
On April 1, 2022, LSV provided an interest in the partnership to select key employees which reduced the ownership percentage of each existing partner on a pro-rata basis. As a result, the Company's total partnership interest in LSV was reduced slightly to approximately 38.6% from approximately 38.7%.

Note 3.    Composition of Certain Financial Statement Captions
Receivables
Receivables on the accompanying Consolidated Balance Sheets consist of:

	March 31, 2022	December 31, 2021
Trade receivables	$101,117	$111,209
Fees earned, not billed	330,678	315,255
Other receivables	7,437	16,747
	439,232	443,211
Less: Allowance for doubtful accounts	(1,388)	(1,602)
	$437,844	$441,609
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

Property and Equipment
Property and Equipment on the accompanying Consolidated Balance Sheets consists of:

	March 31, 2022	December 31, 2021
Buildings	$209,834	$209,766
Equipment	161,426	153,158
Land	25,825	24,651
Purchased software	156,529	156,387
Furniture and fixtures	21,328	21,254
Leasehold improvements	21,564	21,946
Construction in progress	993	955
	597,499	588,117
Less: Accumulated depreciation	(417,041)	(409,248)
Property and Equipment, net	$180,458	$178,869
The Company recognized $8,098 and $8,309 in depreciation expense related to property and equipment for the three months ended March 31, 2022 and 2021, respectively.
Deferred Contract Costs
Deferred contract costs, which primarily consist of deferred sales commissions, were $35,847 and $36,236 as of March 31, 2022 and December 31, 2021, respectively. The Company deferred expenses related to contract costs of $3,519 and $2,372 during the three months ended March 31, 2022 and 2021, respectively. Amortization expense related to deferred contract costs were $3,908 and $2,723 during the three months ended March 31, 2022 and 2021, respectively. Amortization expense during the three months ended March 31, 2022 includes $1,784 in expense accelerated as a result of the termination of a contractual agreement with a significant client (See Note 13). Amortization expense related to deferred contract costs is included in Compensation, benefits and other personnel on the accompanying Consolidated Statements of Operations. There was no impairment loss in relation to deferred contract costs during the three months ended March 31, 2022.
Accrued Liabilities
Accrued liabilities on the accompanying Consolidated Balance Sheets consist of:

	March 31, 2022	December 31, 2021
Accrued employee compensation	$42,053	$107,933
Accrued employee benefits and other personnel	7,117	13,951
Accrued consulting, outsourcing and professional fees	44,175	36,411
Accrued sub-advisory, distribution and other asset management fees	58,087	58,661
Accrued dividend payable	—	55,452
Accrued income taxes	55,278	—
Other accrued liabilities	43,758	51,974
Total accrued liabilities	$250,468	$324,382

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
The pricing policies and procedures applied for our Level 1 and Level 2 financial assets during the three months ended March 31, 2022 were consistent with those as described in the Company's Annual Report on Form 10-K at December 31, 2021. The Company had no Level 3 financial assets at March 31, 2022 or December 31, 2021 that were required to be measured at fair value on a recurring basis. Level 3 financial liabilities at March 31, 2022 and December 31, 2021 consist entirely of the estimated contingent consideration resulting from an acquisition (See Note 12). The fair value of the contingent consideration was determined using a Monte-Carlo simulation model. Key assumptions for the Monte-Carlo simulation model include expected revenues, expected volatility, risk-free rate and other factors. There were no transfers of financial assets between levels within the fair value hierarchy during the three months ended March 31, 2022.
The fair value of certain financial assets of the Company was determined using the following inputs:

		Fair Value Measurements at the End of the Reporting Period Using
Assets	March 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity securities	$11,903	$11,903	$—
Available-for-sale debt securities	122,814	—	122,814
Fixed-income securities owned	31,258	—	31,258
Investment funds sponsored by LSV (1)	7,270
	$173,245	$11,903	$154,072

		Fair Value Measurements at the End of the Reporting Period Using
Assets	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity securities	$12,406	$12,406	$—
Available-for-sale debt securities	117,135	—	117,135
Fixed-income securities owned	28,267	—	28,267
Investment funds sponsored by LSV (1)	6,916
	$164,724	$12,406	$145,402
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
Cash Equivalents
Investments in money market funds and commercial paper classified as cash equivalents had a fair value of $422,635 and $422,838 at March 31, 2022 and December 31, 2021, respectively. There were no material unrealized or realized gains or losses from these investments during the three months ended March 31, 2022 and 2021. Investments in money market funds and commercial paper are Level 1 assets.
Available for Sale and Equity Securities
Available For Sale and Equity Securities on the accompanying Consolidated Balance Sheets consist of:

	At March 31, 2022
	Cost Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-sale debt securities	$127,804	$—	$(4,990)	$122,814
SEI-sponsored mutual funds	6,353	505	(21)	6,837
Equities and other mutual funds	4,837	229	—	5,066
	$138,994	$734	$(5,011)	$134,717

	At December 31, 2021
	Cost Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-sale debt securities	$117,215	$—	$(80)	$117,135
SEI-sponsored mutual funds	6,748	463	—	7,211
Equities and other mutual funds	4,935	260	—	5,195
	$128,898	$723	$(80)	$129,541
Net unrealized losses at March 31, 2022 of available-for-sale debt securities were $3,842 (net of income tax benefit of $1,148). Net unrealized losses at December 31, 2021 of available-for-sale debt securities were $62 (net of income tax benefit of $18). These unrealized losses are associated with the Company’s investments in mortgage-backed securities issued by GNMA and were caused by interest rate increases (See Note 4). The contractual cash flows of these securities are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company's investments. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. These net unrealized losses are reported as a separate component of Accumulated other comprehensive loss on the accompanying Consolidated Balance Sheets.
There were gross realized losses of $246 and $327 from available-for-sale debt securities during the three months ended March 31, 2022 and 2021, respectively. There were no gross realized gains from available-for-sale debt securities during the three months ended March 31, 2022 and 2021. Realized losses from available-for-sale debt securities, including amounts reclassified from accumulated comprehensive loss, are reflected in Net (loss) gain from investments on the accompanying Consolidated Statements of Operations.
There were gross realized gains of $5 and gross realized losses of $579 from mutual funds and equities during the three months ended March 31, 2022. Gains and losses from mutual funds and equities are reflected in Net (loss) gain from investments on the accompanying Consolidated Statements of Operations.
Investments in Affiliated Funds
The Company has an investment in funds sponsored by LSV. The Company records this investment on the accompanying Consolidated Balance Sheets at fair value. Unrealized gains and losses from the change in fair value of these funds are recognized in Net (loss) gain from investments on the accompanying Consolidated Statements of Operations.
The funds had a fair value of $7,270 and $6,916 at March 31, 2022 and December 31, 2021, respectively. The Company recognized unrealized gains of $354 and $457 during the three months ended March 31, 2022 and 2021, respectively, from the change in fair value of the funds.

Securities Owned
The Company’s broker-dealer subsidiary, SIDCO, has investments in U.S. government agency securities with maturity dates less than one year. These investments are reflected as Securities owned on the accompanying Consolidated Balance Sheets. Due to specialized accounting practices applicable to investments by broker-dealers, the securities are reported at fair value and changes in fair value are recorded in current period earnings. The securities had a fair value of $31,258 and $28,267 at March 31, 2022 and December 31, 2021, respectively. There were no material net gains or losses related to the securities during the three months ended March 31, 2022 and 2021.

Note 6.    Line of Credit
The Company has a five-year $325,000 Credit Agreement (the Credit Facility) with Wells Fargo Bank, N.A., and a syndicate of other lenders. The Credit Facility is scheduled to expire in April 2026, at which time any aggregate principal amount of loans outstanding becomes payable in full. Any borrowings made under the Credit Facility will accrue interest at rates that, at the Company's option, are based on a base rate (the Base Rate) plus a premium that can range from 0.25% to 1.00% or the London InterBank Offered Rate (LIBOR) plus a premium that can range from 1.25% to 2.00% depending on the Company’s Leverage Ratio (a ratio of consolidated indebtedness to consolidated EBITDA for the four preceding fiscal quarters, all as defined in the related agreement). The Base Rate is defined as the highest of a) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 0.50%, b) the prime commercial lending rate of Wells Fargo, c) the applicable LIBOR plus 1.00%, or d) 0%. The Credit Facility includes fallback language clearly defining an alternative reference rate which provides for specified replacement rates upon a LIBOR cessation event. At the time of a LIBOR cessation event, the replacement rate, the Secured Overnight Financing Rate (SOFR), self-executes without the need for negotiations or a formal amendment process.
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
In November 2021, the Company borrowed $40,000 under the Credit Facility for the funding of an acquisition (See Note 12). In February 2022, the Company made a principal payment of $10,000 against the outstanding balance of the Credit Facility. As of March 31, 2022, the outstanding balance of the Credit Facility was $30,000 and is included in Borrowings Under Revolving Credit Facility on the accompanying Consolidated Balance Sheets.
As of April 21, 2022, the Company had outstanding letters of credit of $6,264 under the Credit Facility. These letters of credit were issued primarily for the expansion of the Company's headquarters and are scheduled to expire during 2022. The amount of the Credit Facility that is available for general corporate purposes as of April 21, 2022 was $288,736.
The Company considers the book value of long-term debt related to the borrowing through the Credit Facility to be representative of its fair value.
The Company was in compliance with all covenants of the credit facilities during the three months ended March 31, 2022.

Note 7.    Shareholders’ Equity
Stock-Based Compensation
The Company has only non-qualified stock options and restricted stock units outstanding under its equity compensation plans. All outstanding stock options have performance-based vesting provisions specific to each option grant that tie the vesting of the applicable stock options to the Company’s financial performance. The Company’s stock options vest at a rate of 50% when a specified financial vesting target is achieved, and the remaining 50% when a second, higher specified financial vesting target is achieved. Options vest as a result of achievement of the financial vesting targets. Options granted in December 2017 and thereafter include a service condition which requires a minimum two or four year waiting period from the grant date along with the attainment of the applicable financial vesting target. The targets are measured annually on December 31. The amount of stock-based compensation expense recognized in the period is based upon management’s estimate of when the financial vesting targets may be achieved. Any change in management’s estimate could result in the remaining amount of stock-based compensation expense to be accelerated, spread out over a longer period, or reversed. This may cause volatility in the recognition of stock-based compensation expense in future periods and could materially affect the Company’s earnings. The Company's restricted stock units outstanding vest ratably over four years commencing March 31, 2022.
The Company recognized stock-based compensation expense in its Consolidated Financial Statements in the three months ended March 31, 2022 and 2021, respectively, as follows:

	Three Months Ended March 31,
	2022	2021
Stock-based compensation expense	$10,566	$9,752
Less: Deferred tax benefit	(2,096)	(1,854)
Stock-based compensation expense, net of tax	$8,470	$7,898
As of March 31, 2022, there was approximately $92,057 of unrecognized compensation cost remaining related to unvested employee stock options that management expects will vest and is being amortized.
The Company issues new common shares associated with the exercise of stock options. The total intrinsic value of options exercised during the three months ended March 31, 2022 was $8,966. The total options exercisable as of March 31, 2022 had an intrinsic value of $103,527. The total intrinsic value for options exercisable is calculated as the difference between the market value of the Company’s common stock as of March 31, 2022 and the weighted average exercise price of the options. The market value of the Company’s common stock as of March 31, 2022 was $60.21 as reported by the Nasdaq Stock Market, LLC. The weighted average exercise price of the options exercisable as of March 31, 2022 was $49.16. Total options that were outstanding as of March 31, 2022 were 18,467,000. Total options that were exercisable as of March 31, 2022 were 8,153,000.
Common Stock Buyback
The Company’s Board of Directors, under multiple authorizations, has authorized the repurchase of common stock on the open market or through private transactions. The Company purchased 1,713,000 shares at a total cost of $100,090 during the three months ended March 31, 2022, which reduced the total shares outstanding of common stock. The cost of stock purchases during the period includes the cost of certain transactions that settled in the following quarter. As of March 31, 2022, the Company had approximately $131,203 of authorization remaining for the purchase of common stock under the program.
The Company immediately retires its common stock when purchased. Upon retirement, the Company reduces Capital in excess of par value for the average capital per share outstanding and the remainder is charged against Retained earnings. If the Company reduces its Retained earnings to zero, any subsequent purchases of common stock will be charged entirely to Capital in excess of par value.

Note 8.    Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss, net of tax, are as follows:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Investments	Accumulated Other Comprehensive Loss
Balance, January 1, 2022	$(19,781)	$(62)	$(19,843)

Other comprehensive loss before reclassifications	(4,558)	(3,969)	(8,527)
Amounts reclassified from accumulated other comprehensive loss	—	189	189
Net current-period other comprehensive loss	(4,558)	(3,780)	(8,338)

Balance, March 31, 2022	$(24,339)	$(3,842)	$(28,181)

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
The information in the following tables is derived from internal financial reporting used for corporate management purposes. There are no inter-segment revenues for the three months ended March 31, 2022 and 2021. Assets are not allocated to segments for internal reporting purposes. The accounting policies of the reportable business segments are the same as those described in Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
The following tables highlight certain financial information about each of the business segments for the three months ended March 31, 2022 and 2021:

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Three Months Ended March 31, 2022
Revenues	$213,548	$119,230	$86,839	$156,901	$4,925	$581,443
Expenses	121,955	64,520	45,358	98,837	11,950	342,620
Operating profit (loss)	$91,593	$54,710	$41,481	$58,064	$(7,025)	$238,823

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Three Months Ended March 31, 2021
Revenues	$117,608	$113,294	$84,499	$136,419	$3,866	$455,686
Expenses	110,724	55,027	39,158	83,020	13,404	301,333
Operating profit (loss)	$6,884	$58,267	$45,341	$53,399	$(9,538)	$154,353

A reconciliation of the total operating profit reported for the business segments to income from operations in the Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021 is as follows:

	2022	2021
Total operating profit from segments	$238,823	$154,353
Corporate overhead expenses	(24,024)	(21,516)
Income from operations	$214,799	$132,837
The following tables provide additional information for the three months ended March 31, 2022 and 2021 pertaining to the business segments:

	Capital Expenditures (1)		Depreciation
	2022	2021	2022	2021
Private Banks	$7,222	$5,829	$5,106	$4,132
Investment Advisors	3,027	2,308	456	1,289
Institutional Investors	949	511	289	358
Investment Managers	4,024	1,631	2,020	2,053
Investments in New Businesses	205	139	44	146
Total from business segments	$15,427	$10,418	$7,915	$7,978
Corporate overhead	445	160	183	331
	$15,872	$10,578	$8,098	$8,309
(1) Capital expenditures include additions to property and equipment and capitalized software.

	Amortization
	2022	2021
Private Banks	$8,539	$8,576
Investment Advisors	3,233	2,627
Institutional Investors	2,283	426
Investment Managers	2,576	2,480
Investments in New Businesses	185	185
Total from business segments	$16,816	$14,294
Corporate overhead	71	58
	$16,887	$14,352

Note 10.    Income Taxes
The gross liability for unrecognized tax benefits at March 31, 2022 and December 31, 2021 was $15,768 and $14,887, respectively, exclusive of interest and penalties, of which $15,251 and $14,382 would affect the effective tax rate if the Company were to recognize the tax benefit.
The Company classifies interest and penalties on unrecognized tax benefits as income tax expense. As of March 31, 2022 and December 31, 2021, the combined amount of accrued interest and penalties related to tax positions taken on tax returns was $1,445 and $1,338, respectively.

	March 31, 2022	December 31, 2021
Gross liability for unrecognized tax benefits, exclusive of interest and penalties	$15,768	$14,887
Interest and penalties on unrecognized benefits	1,445	1,338
Total gross uncertain tax positions	$17,213	$16,225
Amount included in Current liabilities	$4,272	$4,253
Amount included in Other long-term liabilities	12,941	11,972
	$17,213	$16,225
The effective income tax rate for the three months ended March 31, 2022 and 2021 differs from the federal income tax statutory rate due to the following:

	Three Months Ended March 31,
	2022	2021
Statutory rate	21.0%	21.0%
State taxes, net of federal tax benefit	2.9	3.1
Foreign tax expense and tax rate differential	(0.1)	(0.1)
Tax benefit from stock option exercises	(0.4)	(1.1)
Other, net	(0.3)	(0.3)
	23.1%	22.6%
The increase in the Company's effective tax rate for the three months ended March 31, 2022 was primarily due to decreased tax benefits related to the lower volume of stock option exercises in 2022 compared to the prior year period.
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
The Company estimates it will recognize $4,272 of gross unrecognized tax benefits. This amount is expected to be paid within one year or to be removed at the expiration of the statute of limitations and resolution of income tax audits and is netted against the current payable account. These unrecognized tax benefits are related to tax positions taken on certain federal, state, and foreign tax returns. However, the timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. While it is reasonably possible that some issues under examination could be resolved in the next twelve months, based upon the current facts and circumstances, the Company cannot reasonably estimate the timing of such resolution or the total range of potential changes as it relates to the current unrecognized tax benefits that are recorded as part of the Company’s financial statements.

Note 11.    Commitments and Contingencies
In the ordinary course of business, the Company from time to time enters into contracts containing indemnification obligations of the Company. These obligations may require the Company to make payments to another party upon the occurrence of certain events including the failure by the Company to meet its performance obligations under the contract. These contractual indemnification provisions are often standard contractual terms of the nature customarily found in the type of contracts entered into by the Company. In many cases, there are no stated or notional amounts included in the indemnification provisions. There are no amounts reflected on the Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021 related to these indemnifications.
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
All claims in the Lillie and Adhers litigations have been dismissed by the United States District Court. These dismissals have been upheld on appeal by the United States Court of Appeals for the Fifth Circuit. The only potential recourse left for plaintiffs is to seek a writ of certiorari from the United States Supreme Court for leave to appeal to the Fifth Circuit decision. The plaintiffs in these actions did not seek a writ of certiorari within the time period for filing, consequently these matters are now closed.
SEI is also named as a relief defendant in another matter, Janvey v. Alguire, where SEI is not a defendant but custodian of the assets subject to the litigation.
While SEI expects all remaining ancillary litigations to be resolved in its favor, counsel is in the process of having these cases dismissed as a consequence of the final resolution of the Lillie and Adhers class action litigations:
•In two of the state cases pending in the District Court in Louisiana, Milford Wampold, III, et. al. v. Pershing, LLC, et. al., and Numa L. Marquette, et al. v. Pershing, LLC, et. al., both plaintiffs have agreed to dismiss all claims against SEI, and SEI and plaintiffs will be filing joint motions to dismiss with prejudice plaintiffs’ claims against SEI and SPTC.
•The two other state cases, Farr and Rolland, are based on similar claims as in Lillie and Adhers, and plaintiffs are represented by the same counsel as in the Lillie matter. The Company is awaiting receipt of information requested from plaintiff’s counsel concerning individuals that opted out of the Lillie class prior to seeking dismissal of these two matters based on the Lille and Adhers precedent.
•The last action in federal court, Jackson, remains pending. The opt-out information the Company is gathering from plaintiff’s counsel in the Lillie matter will inform next steps in the process to dismiss this matter.
While the ultimate outcome of this litigation remains uncertain, SEI and SPTC believe that they have valid defenses to plaintiffs' claims and intend to defend the lawsuits vigorously. Because of uncertainty in the make-up of the Lillie class, the specific theories of liability that may survive a motion for summary judgment or other dispositive motion, the relative lack of discovery regarding damages, causation, mitigation and other aspects that may ultimately bear upon loss, the Company is not reasonably able to provide an estimate of loss, if any, with respect to the foregoing lawsuits.
SS&C Advent Litigation
On February 28, 2020, SEI Global Services, Inc. (SGSI), a wholly-owned subsidiary of the Company, filed a complaint under seal in the United States District Court for the Eastern District of Pennsylvania against SS&C Advent (Advent) and SS&C Technologies Holdings, Inc. (SS&C) alleging that SS&C and Advent breached the terms of the contract between the parties and asking the Court to hold SS&C and Advent to their bargained-for obligations (the Advent Matter). In addition to Breach of Contract, the complaint also includes counts for Declaratory Judgment, Tortious Interference with Existing and Prospective Contractual Relations, Violation of the New York General Business Law Section 349, Violations of Section 2 of the Sherman Antitrust Act, Promissory Estoppel and Breach of the Covenant of Good Faith and Fair Dealing. SGSI seeks various forms of relief, including declaratory judgment, specific performance under the contract, and monetary damages, including punitive damages, treble damages and attorney’s fees.
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
Since October 23, 2020, Advent and SGSI have been litigating the remaining breach of contract, breach of the implied duty of good faith and fair dealing, and tortious interference with contract claims in New York State Court. Additionally, SGSI made motions for injunctive relief to insure that Advent provided SGSI with access to the Geneva, Moxy and APX software modules as SGSI believes is required pursuant to the terms of a valid contract. On January 13, 2021, Judge Borrok of the Supreme Court of the State of New York, granted SGSI’s motion for injunctive relief and issued an Order in which he characterized the basis for Advent’s claim for breach of contract as appearing to be “pre-textual” and found that SGSI’s claims for breach of contract would likely succeed on the merits. Judge Borrok granted SGSI’s motion for injunctive relief, on a preliminary basis, and precluded SS&C Advent from:

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
Pursuant to the Court's injunction order, SS&C Advent provided SEI with the necessary access to the Geneva, Moxy and APX software modules on January 14, 2021. These were tested, verified and are now running in the SEI production environment.
On January 15, 2021, SS&C Advent appealed Judge Borrok’s order granting SEI’s motion for preliminary injunctive relief to the Appellate Division of the Supreme Court of the State of New York, First Department. The Appellate Division unanimously affirmed the injunction order on June 15, 2021.
On March 1, 2021, SS&C Advent moved to dismiss SGSI’s breach of contract and tortious interference with contract counter claims. These counter-claims were:
1.breach of contract;
2.declaratory judgment;
3.tortious interference with existing and prospective contractual relations;
4.deceptive trade practices in violation of New York Statutes;
5.breach of the covenant of good faith and fair dealing; and
6.promissory estoppel.
The parties agreed to toll the litigation while endeavoring to resolve their dispute through a settlement mediation process moderated by Judge Borrok. The parties were unable to reach an agreement as to a settlement of the litigation and reengaged in the litigation process.
On October 5, 2021, Judge Borrok issued an order partially denying and partially granting SS&C’s Advent’s motion to dismiss SGSI’s breach of contract and tortious interference with contract counter claims.
Judge Borrok dismissed the third claim with respect to prospective contractual relationships only, as well as the fourth claim and the sixth claim. The remaining claims directed to proceed were:
1.breach of contract;
2.declaratory judgment;
3.tortious interference with existing a contractual relations; and
4.breach of the covenant of good faith and fair dealing.
On December 1, 2021, SGSI filed a motion for partial summary judgment in the New York state court action. This motion applies to Count I of SS&C Advent’s complaint (SS&C Advent’s request for a declaratory judgment that its termination of the SGSI license agreements was proper); and Counts I and II of SGSI’s counterclaims (SGSI’s request for a declaratory judgment that SS&C Advent’s termination of the contract was improper because the licenses are perpetual unless SGSI chooses to not renew them or breaches the terms). SS&C Advent filed a cross-motion for summary judgment for a declaration that it was entitled to not renew SGSI's contracts. It also argued that if SGSI prevailed on its breach of contract claims, then its breach of implied duty of good faith and fair dealing claim must be dismissed in turn.
On December 7, 2021, SGSI filed its appellate brief with the Third Circuit Court of Appeals. SS&C Advent filed its appellate brief on January 7, 2022. SGSI filed its Reply brief on January 27, 2022. A disposition date, which could include oral argument, before the Third Circuit Court of Appeals currently is scheduled for June 10, 2022. On December 31, 2021, SGSI received the license key for another year of access to the product. This ensures SGSI access to Advent and Moxy through January 31, 2023.
On April 15, 2022, Judge Borrok held a hearing on SGSI’s motion for partial summary judgement and issued an order on the same day granting SGSI's motion in its entirety and denying SS&C's cross motion. Specifically, the Court:
1.Rejected SS&C Advent's argument that the license is not perpetual;
2.Determined that SS&C Advent's purported termination was "pretextual" and breached the parties' contract;

3.Determined that SS&C Advent's attempt to not renew breached the parties' contracts because "Advent did not have the right not to renew," after dismissing SS&C Advent's argument that it shared the same nonrenewal rights as SGSI as a "false narrative;" and
4.Rejected SS&C Advent's second attempt to dismiss SGSI's breach of implied duty of good faith and fair dealing claim.
SEI continues to believe that it will not have to change providers under the current terms of its contract with SS&C Advent and that the process of litigating its rights under this contract may be a multi-year process.
SEI believes SGSI has a strong basis for proving the actions it alleges in the Advent Matter and looks forward to the opportunity to pursue its remaining tort and breach of implied covenant and good faith and fair dealing claims continue to assert all of its rights in tort and under the contract and prove the damages that it has suffered as a consequence of the behavior by SS&C Advent that SGSI alleges. SEI expects the financial impact of litigating the Advent Matter to be immaterial.
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

Note 12.    Goodwill and Intangible Assets
The changes in the carrying amount of the Company's goodwill by segment are as follows:

	Institutional Investors	Investment Managers	Investments in New Businesses	Total

Balance, December 31, 2021	$48,911	$56,822	$11,499	$117,232
Measurement period adjustments	—	211	—	211
Foreign currency translation adjustments	—	(9)	—	(9)
Balance, March 31, 2022	$48,911	$57,024	$11,499	$117,434
In October 2021, the Company acquired all ownership interests of Finomial Corporation (Finomial). The excess purchase price over the estimated value of the net tangible and identifiable intangible assets was allocated to goodwill. The total amount of goodwill from this transaction amounted to $4,036 and is included in the accompanying Consolidated Balance Sheets.
In November 2021, the Company acquired all ownership interests of Novus Partners (Novus). The excess purchase price over the estimated value of the net tangible and identifiable intangible assets was allocated to goodwill. The total amount of goodwill from this transaction amounted to $48,911 and is included in the accompanying Consolidated Balance Sheets.
In addition to the intangible assets acquired through the acquisitions of Finomial and Novus, during 2021, the Company also acquired intangible assets through the purchase of a technology platform providing digital collaboration tools for financial advisors and the purchase of the Atlas Master Trust, a defined contribution master trust in the United Kingdom.
In April 2018, the Company acquired all ownership interests of Huntington Steele, LLC (Huntington Steele). The total purchase price was allocated to Huntington Steele’s net tangible and intangible assets based upon their estimated fair values at the date of purchase. The excess purchase price over the value of the identifiable intangible assets was recorded as goodwill. The total amount of goodwill from this transaction amounted to $11,499 and is included on the accompanying Consolidated Balance Sheets. The total purchase price for Huntington Steele included a contingent purchase price payable to the sellers upon the attainment of specified financial measures determined at various intervals occurring between 2019 and 2023. The Company made payments of $868 and $702 during the three months ended March 31, 2022 and 2021, respectively, to the sellers. As of March 31, 2022, the remaining amount of the contingent consideration of $9,011 is included in Other long-term liabilities on the accompanying Balance Sheet.
The Company recognized $3,253 and $921 of amortization expense related to the intangible assets acquired through acquisitions during the three months ended March 31, 2022 and 2021, respectively.

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
Disaggregation of Revenue
The following tables provide additional information pertaining to our revenues disaggregated by major product line and primary geographic market based on the location of the use of the products or services for each of the business segments for the three months ended March 31, 2022 and 2021:

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
Major Product Lines:	For the Three Months Ended March 31, 2022
Investment management fees from pooled investment products	$33,118	$71,993	$13,866	$84	$367	$119,428
Investment management fees from investment management agreements	255	42,008	68,460	—	4,126	114,849
Investment operations fees	360	—	—	145,379	—	145,739
Investment processing fees - PaaS	56,455	—	—	—	—	56,455
Investment processing fees - SaaS	29,559	—	3,110	3,658	—	36,327
Professional services fees (1)	92,729	—	—	389	—	93,118
Account fees and other	1,072	5,229	1,403	7,391	432	15,527
Total revenues	$213,548	$119,230	$86,839	$156,901	$4,925	$581,443

Primary Geographic Markets:
United States	$80,886	$119,230	$70,563	$144,025	$4,925	$419,629
United Kingdom	116,663	—	12,749	—	—	129,412
Canada	11,800	—	1,242	—	—	13,042
Ireland	4,199	—	2,167	9,822	—	16,188
Luxembourg	—	—	—	3,054	—	3,054
Other	—	—	118	—	—	118
Total revenues	$213,548	$119,230	$86,839	$156,901	$4,925	$581,443
(1) Professional services fees of the Private Banks segment includes one-time early termination fees of $88,000 related to a contractual agreement with a significant client of the Company. In accordance with Accounting Standards Codification 606, the entire amount of the fees received were recorded during the three months ended March 31, 2022 as there were no future performance obligations of the Company related to the agreement upon termination.

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
Investment processing fees - Software as a Service - Revenues associated with clients that outsource investment processing technology software and computer processing by accessing the Company's proprietary software and data center remotely but retain responsibility for all investment operations, client administration and other back-office trust operations. The contractual fee is based on a monthly fee plus additional fees determined on a per-account or per-transaction basis. The client is billed directly on a monthly basis.
Revenues associated with portfolio intelligence and workflow solutions offered to clients of the Institutional Investors segment and revenues associated with technology and outsourced services that support the accounting, investment management, and reporting functions for family offices and their service providers offered to clients of the Investment Managers segment. The contractual fee is primarily based on an annual fixed fee for software licenses and data management services. The client is billed in advance with various billing terms. Revenue recorded in advance of the performance of services is deferred and recognized when earned. Revenues are recognized in Information processing and software servicing fees on the accompanying Consolidated Statements of Operations.
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(In thousands, except asset balances and per share data)
This discussion reviews and analyzes the consolidated financial condition, the consolidated results of operations and other key factors that may affect future performance. This discussion should be read in conjunction with the Consolidated Financial Statements, the Notes to the Consolidated Financial Statements and the Annual Report on Form 10-K for the year ended December 31, 2021.

Overview
Consolidated Summary
SEI is a leading global provider of technology-driven wealth and investment management solutions. We deliver comprehensive platforms, services and infrastructure–encompassing technology, operational, and investment management services–to help wealth managers, financial advisors, investment managers, family offices, institutional and private investors create and manage wealth. Investment processing fees are earned as either monthly fees for contracted services or as a percentage of the market value of our clients' assets processed on our platforms. Investment operations and investment management fees are earned as a percentage of assets under management, administration or advised assets. As of March 31, 2022, through our subsidiaries and partnerships in which we have a significant interest, we manage, advise or administer $1.3 trillion in hedge, private equity, mutual fund and pooled or separately managed assets, including $385.3 billion in assets under management and $899.6 billion in client assets under administration. Our affiliate, LSV Asset Management (LSV), manages $96.0 billion of assets which are included as assets under management.
Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021 were:

	Three Months Ended March 31,		Percent Change*
	2022	2021
Revenues	$581,443	$455,686	28%
Expenses	366,644	322,849	14%
Income from operations	214,799	132,837	62%
Net (loss) gain from investments	(489)	332	NM
Interest income, net of interest expense	598	822	(27)%
Equity in earnings from unconsolidated affiliate	32,459	33,350	(3)%
Income before income taxes	247,367	167,341	48%
Income taxes	57,059	37,871	51%
Net income	190,308	129,470	47%
Diluted earnings per common share	$1.36	$0.89	53%
* Variances noted "NM" indicate the percent change is not meaningful.
The following items had a significant impact on our financial results for the three months ended March 31, 2022 and 2021:
•Revenue from Asset management, administration and distribution fees increased from higher average assets under administration from market appreciation during 2021 and positive cash flows from new and existing clients. Average assets under administration increased $71.7 billion, or 9%, to $893.4 billion in the first three months of 2022 as compared to $821.6 billion during the first three months of 2021. The decline in market conditions during the first quarter 2022 negatively impacted our revenues from assets under administration and partially offset our revenue growth.
•Average assets under management, excluding LSV, increased $13.2 billion, or 5%, to $293.6 billion in the first three months of 2022 as compared to $280.4 billion during the first three months of 2021. The increase was primarily due to market appreciation during 2021 and was partially offset by the decline in market conditions during the first quarter 2022.
•A significant investment processing client of the Private Banks segment terminated an agreement for convenience. As a result, we recorded one-time early termination fees of $88.0 million during the first three months of 2022. The early termination fee is included in Information processing and software servicing fees on the accompanying Consolidated Statements of Operations.
•Revenues from our acquisitions of SEI Novus and Atlas Master Trust were $3.1 million and $1.3 million, respectively, during the first three months of 2022. SEI Novus and Atlas Master Trust were acquired during the fourth quarter of 2021 and are reported in the Institutional Investors segment (See Note 12 to the Consolidated Financial Statements).

•Earnings from LSV decreased to $32.5 million in the first three months of 2022 as compared to $33.4 million in the first three months of 2021 due to negative cash flows from existing clients and client losses which offset the positive impact from market appreciation during 2021.
•Operating expenses increased primarily from direct costs related to increased revenues and higher personnel costs due to business growth and competitive labor markets.
•The Institutional Investors segment includes personnel, professional fees, amortization and other costs related to SEI Novus and Atlas Master Trust. These expenses are primarily included in Compensation, benefits and other personnel costs, Consulting, outsourcing and professional fees, and Amortization on the accompanying Consolidated Statements of Operations.
•We capitalized $6.6 million in the first three months of 2022 for the SEI Wealth Platform as compared to $6.3 million in the first three months of 2021. Amortization expense related to SWP increased to $12.1 million during the first three months of 2022 as compared to $11.9 million during the first three months of 2021 due to additional enhancements placed in service.
•We continued the stock repurchase program during 2022 and purchased 1.7 million shares for $100.1 million in the three month period.

Ending Asset Balances
(In millions)

	As of March 31,		Percent Change
	2022	2021
Private Banks:
Equity and fixed-income programs	$25,335	$25,098	1%
Collective trust fund programs	7	7	—%
Liquidity funds	4,225	3,793	11%
Total assets under management	$29,567	$28,898	2%
Client assets under administration	4,449	4,379	2%
Total assets	$34,016	$33,277	2%
Investment Advisors:
Equity and fixed-income programs	$77,614	$73,819	5%
Liquidity funds	4,610	3,584	29%
Total Platform assets under management	$82,224	$77,403	6%
Platform-only assets (E)	14,151	12,538	13%
Total Platform assets (E)	$96,375	$89,941	7%
Institutional Investors:
Equity and fixed-income programs	$87,358	$92,040	(5)%
Collective trust fund programs	6	95	(94)%
Liquidity funds	2,150	2,909	(26)%
Total assets under management	$89,514	$95,044	(6)%
Client assets under advisement	4,778	4,333	10%
Total assets	$94,292	$99,377	(5)%
Investment Managers:
Collective trust fund programs	$85,411	$78,304	9%
Liquidity funds	284	449	(37)%
Total assets under management	$85,695	$78,753	9%
Client assets under administration (A)	895,181	831,819	8%
Total assets	$980,876	$910,572	8%
Investments in New Businesses:
Equity and fixed-income programs	$2,057	$1,777	16%
Liquidity funds	305	289	6%
Total assets under management	$2,362	$2,066	14%
Client assets under advisement	1,401	1,355	3%
Total assets	$3,763	$3,421	10%
LSV:
Equity and fixed-income programs (B)	$95,962	$101,565	(6)%

Total:
Equity and fixed-income programs (C)	$288,326	$294,299	(2)%
Collective trust fund programs	85,424	78,406	9%
Liquidity funds	11,574	11,024	5%
Total assets under management	$385,324	$383,729	—%
Client assets under advisement	6,179	5,688	9%
Client assets under administration (D)	899,630	836,198	8%
Platform-only assets	14,151	12,538	13%
Total assets	$1,305,284	$1,238,153	5%
(A)Client assets under administration in the Investment Managers segment include $12.9 billion of assets that are at fee levels below our normal full service assets (as of March 31, 2022).
(B)    Equity and fixed-income programs include assets managed by LSV in which fees are based on performance only. The ending value of these assets as of March 31, 2022 was $2.3 billion.
(C)    Equity and fixed-income programs include $7.4 billion of assets invested in various asset allocation funds at March 31, 2022.
(D)    In addition to the numbers presented, SEI also administers an additional $13.3 billion in Funds of Funds assets (as of March 31, 2022) on which SEI does not earn an administration fee.
(E)    Platform assets under management and Platform-only assets combined are total Platform assets in the Investment Advisors segment.

Average Asset Balances
(In millions)

	Three Months Ended March 31,		Percent Change
	2022	2021
Private Banks:
Equity and fixed-income programs	$25,637	$25,139	2%
Collective trust fund programs	6	6	—%
Liquidity funds	4,403	3,876	14%
Total assets under management	$30,046	$29,021	4%
Client assets under administration	4,500	4,317	4%
Total assets	$34,546	$33,338	4%
Investment Advisors:
Equity and fixed-income programs	$77,576	$73,240	6%
Liquidity funds	5,151	3,619	42%
Total Platform assets under management	$82,727	$76,859	8%
Platform-only assets (E)	13,978	12,206	15%
Total Platform assets (E)	$96,705	$89,065	9%
Institutional Investors:
Equity and fixed-income programs	$89,250	$91,349	(2)%
Collective trust fund programs	5	96	(95)%
Liquidity funds	2,223	2,621	(15)%
Total assets under management	$91,478	$94,066	(3)%
Client assets under advisement	4,889	4,146	18%
Total assets	$96,367	$98,212	(2)%
Investment Managers:
Collective trust fund programs	$86,633	$78,035	11%
Liquidity funds	432	490	(12)%
Total assets under management	$87,065	$78,525	11%
Client assets under administration (A)	888,854	817,330	9%
Total assets	$975,919	$895,855	9%
Investments in New Businesses:
Equity and fixed-income programs	$2,025	$1,743	16%
Liquidity funds	286	169	69%
Total assets under management	$2,311	$1,912	21%
Client assets under advisement	1,397	1,327	5%
Total assets	$3,708	$3,239	14%
LSV:
Equity and fixed-income programs (B)	$96,449	$97,476	(1)%

Total:
Equity and fixed-income programs (C)	$290,937	$288,947	1%
Collective trust fund programs	86,644	78,137	11%
Liquidity funds	12,495	10,775	16%
Total assets under management	$390,076	$377,859	3%
Client assets under advisement	6,286	5,473	15%
Client assets under administration (D)	893,354	821,647	9%
Platform-only assets	13,978	12,206	15%
Total assets	$1,303,694	$1,217,185	7%
(A)    Average client assets under administration in the Investment Managers segment for the three months ended March 31, 2022 include $12.7 billion that are at fee levels below our normal full service assets.
(B)    Equity and fixed-income programs include assets managed by LSV in which fees are based on performance only. The average value of these assets for the three months ended March 31, 2022 was $2.4 billion.
(C)    Equity and fixed-income programs include $7.6 billion of average assets invested in various asset allocation funds for the three months ended March 31, 2022.
(D)    In addition to the numbers presented, SEI also administers an additional $13.8 billion of average assets in Funds of Funds assets for the three months ended March 31, 2022 on which SEI does not earn an administration fee.
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

Business Segments
Revenues, Expenses and Operating Profit (Loss) for our business segments for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 were as follows:

	Three Months Ended March 31,		Percent Change
	2022	2021
Private Banks:
Revenues	$213,548	$117,608	82%
Expenses	121,955	110,724	10%
Operating Profit	$91,593	$6,884	NM
Operating Margin	43%	6%
Investment Advisors:
Revenues	$119,230	$113,294	5%
Expenses	64,520	55,027	17%
Operating Profit	$54,710	$58,267	(6)%
Operating Margin	46%	51%
Institutional Investors:
Revenues	$86,839	$84,499	3%
Expenses	45,358	39,158	16%
Operating Profit	$41,481	$45,341	(9)%
Operating Margin	48%	54%
Investment Managers:
Revenues	$156,901	$136,419	15%
Expenses	98,837	83,020	19%
Operating Profit	$58,064	$53,399	9%
Operating Margin	37%	39%
Investments in New Businesses:
Revenues	$4,925	$3,866	27%
Expenses	11,950	13,404	(11)%
Operating Loss	$(7,025)	$(9,538)	NM
For additional information pertaining to our business segments, see Note 9 to the Consolidated Financial Statements.

Private Banks

	Three Months Ended March 31,		Percent Change
	2022	2021
Revenues:
Information processing and software servicing fees	$181,037	$84,303	115%
Asset management, administration & distribution fees	32,511	33,305	(2)%
Total revenues	$213,548	$117,608	82%
Revenues increased $95.9 million, or 82%, in the three month period ended March 31, 2022 and were primarily affected by:
•Early termination fees of $88.0 million from a significant investment processing client; and
•Increased investment processing fees from new SWP client conversions and growth from existing SWP clients, partially due to market appreciation during 2021.
Operating margins increased to 43% compared to 6% in the three month period. Operating income increased by $84.7 million in the three month period and was primarily affected by:
•An increase in revenues; partially offset by
•Increased direct expenses associated with increased investment management fees from existing international clients;
•Increased non-capitalized costs, mainly personnel and consulting costs, related to maintenance, support and client migrations to SWP; and
•Increased amortization expense related to deferred sales commissions.
Investment Advisors

	Three Months Ended March 31,		Percent Change
	2022	2021
Revenues:
Investment management fees-SEI fund programs	$71,993	$72,654	(1)%
Separately managed account fees	42,008	34,714	21%
Other fees	5,229	5,926	(12)%
Total revenues	$119,230	$113,294	5%
Revenues increased $5.9 million, or 5%, in the three month period ended March 31, 2022 and were primarily affected by:
•Increased separately managed account program fees from positive cash flows into our Strategist programs and market appreciation occurring during 2021; partially offset by
•Decreased investment management fees from negative cash flows during 2021 and the decline in market conditions during the first quarter 2022; and
•A decrease in average basis points earned on separately managed account assets.
Operating margin decreased to 46% compared to 51% in the three month period. Operating income decreased $3.6 million, or 6%, in the three month period and was primarily affected by:
•Increased direct expenses associated with increased assets into our separately managed account program; and
•Increased personnel costs as well as increased promotion costs; partially offset by
•An increase in revenues.

Institutional Investors
Revenues increased $2.3 million, or 3%, in the three month period ended March 31, 2022 and were primarily affected by:
•Added revenues from the acquisitions of SEI Novus and Atlas Master Trust during the fourth quarter 2021; and
•The positive impact to investment management fees from market appreciation in 2021 and asset funding from new sales of our OCIO platform; partially offset by
•Decreased investment management fees from defined benefit client losses.
Operating margin decreased to 48% compared to 54% in the three month period. Operating income decreased $3.9 million, or 9%, in the three month period and was primarily affected by:
•Increased personnel, professional fees, amortization and other costs related to the acquisitions of SEI Novus and Atlas Master Trust; partially offset by
•An increase in revenues; and
•Decreased direct expenses associated with investment management fees.
Investment Managers
Revenues increased $20.5 million, or 15%, in the three month period ended March 31, 2022 and were primarily affected by:
•Higher valuations of existing client assets from market appreciation in 2021; and
•Positive cash flows into alternative, traditional and separately managed account offerings from new and existing clients; partially offset by
•Client losses and fund closures.
Operating margin decreased to 37% compared to 39% in the three month period. Operating income increased $4.7 million, or 9%, in the three month period and was primarily affected by:
•An increase in revenues; partially offset by
•Increased costs associated with new business, primarily personnel expenses and third-party vendor costs; and
•Increased non-capitalized investment spending, mainly consulting costs.

Other
Corporate overhead expenses
Corporate overhead expenses primarily consist of general and administrative expenses and other costs not directly attributable to a reportable business segment. Corporate overhead expenses were $24.0 million and $21.5 million in the three months ended March 31, 2022 and 2021, respectively. The increase in corporate overhead expenses is primarily due to an increase in personnel costs, consulting and professional fees.
Other income and expense
Other income and expense items on the accompanying Consolidated Statements of Operations consists of:

	Three Months Ended March 31,
	2022	2021
Net (loss) gain from investments	$(489)	$332
Interest and dividend income	848	945
Interest expense	(250)	(123)
Equity in earnings of unconsolidated affiliate	32,459	33,350
Total other income and expense items, net	$32,568	$34,504
Equity in earnings of unconsolidated affiliate
Equity in earnings of unconsolidated affiliate reflects our ownership interest in LSV. As of March 31, 2022, our total partnership interest in LSV was 38.7%. The table below presents the revenues and net income of LSV and the proportionate share in LSV's earnings.

	Three Months Ended March 31,		Percent Change
	2022	2021
Revenues of LSV	$108,450	$110,837	(2)%
Net income of LSV	83,791	85,920	(2)%

SEI's proportionate share in earnings of LSV	$32,459	$33,350	(3)%
The decrease in earnings from LSV in the three months ended March 31, 2022 was primarily due to negative cash flows from existing clients and client losses which offset the positive impact from market appreciation during 2021. Average assets under management by LSV decreased $1.1 billion to $96.4 billion during the three months ended March 31, 2022 as compared to $97.5 billion during the three months ended March 31, 2021, a decrease of 1%.
Amortization
Amortization expense on the accompanying Consolidated Statements of Operations consists of:

	Three Months Ended March 31,
	2022	2021
Capitalized software development costs	$13,554	$13,373
Intangible assets acquired through acquisitions and asset purchases	3,253	921
Other	80	58
Total amortization expense	$16,887	$14,352
Capitalized software development costs
Capitalized software development costs are amortized on a project basis using the straight-line method over the estimated economic life of the product or enhancement. The capitalization of the initial development work related to SWP began in mid-2007 when the platform was determined to be ready for its intended use. The amortization expense related to the initial software development costs capitalized in 2007 will end in the second quarter of 2022. As a result, we expect amortization expense related to capitalized software in service as of March 31, 2022 to decline to approximately $6.5 million in the third quarter 2022 (See Note 1 to the Consolidated Financial Statements).
Intangible assets acquired through acquisitions and asset purchases
The increase in amortization expense was due to the acquisitions of Finomial, SEI Novus and Atlas Master Trust during the fourth quarter 2021. Through these transactions, we acquired intangible assets related to technology, trade names and client relationships which are amortized over the estimated useful life of the assets (See Note 12 to the Consolidated Financial Statements).
Income Taxes
The effective income tax rates for the three months ended March 31, 2022 and 2021 differ from the federal income tax statutory rate due to the following:

	Three Months Ended March 31,
	2022	2021
Statutory rate	21.0%	21.0%
State taxes, net of federal tax benefit	2.9	3.1
Foreign tax expense and tax rate differential	(0.1)	(0.1)
Tax benefit from stock option exercises	(0.4)	(1.1)
Other, net	(0.3)	(0.3)
	23.1%	22.6%
The increase in the effective tax rate for the three months ended March 31, 2022 was primarily due to decreased tax benefits related to the lower volume of stock option exercises in 2022 compared to the prior year period.

Stock-Based Compensation
We recognized $10.6 million and $9.8 million in stock-based compensation expense during the three months ended March 31, 2022 and 2021, respectively. The amount of stock-based compensation expense we recognize is primarily based upon management's estimate of when the financial vesting targets of outstanding stock options may be achieved. Any change in the estimate could result in the amount of stock-based compensation expense to be accelerated, spread out over a longer period, or reversed. This may cause volatility in the recognition of stock-based compensation expense in future periods and could materially affect earnings.
Fair Value Measurements
The fair value of financial assets and liabilities, except for the investment funds sponsored by LSV, is determined in accordance with the fair value hierarchy. The fair value of the investment funds sponsored by LSV is measured using the net asset value per share (NAV) as a practical expedient. The fair value of all other financial assets are determined using Level 1 or Level 2 inputs and consist mainly of investments in equity or fixed-income mutual funds that are quoted daily and Government National Mortgage Association (GNMA) and other U.S. government agency securities that are single issuer pools that are valued based on current market data of similar assets. Level 3 financial liabilities at March 31, 2022 and December 31, 2021 consist entirely of the estimated contingent consideration resulting from an acquisition (See Note 12 to the Consolidated Financial Statements).
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
Liquidity and Capital Resources

	Three Months Ended March 31,
	2022	2021
Net cash provided by operating activities	$260,427	$136,573
Net cash used in investing activities	(31,760)	(30,656)
Net cash used in financing activities	(146,652)	(109,512)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5,591)	1,551
Net increase (decrease) in cash, cash equivalents and restricted cash	76,424	(2,044)
Cash, cash equivalents and restricted cash, beginning of period	831,758	787,727
Cash, cash equivalents and restricted cash, end of period	$908,182	$785,683
The credit facility provides for borrowings up to $325.0 million and is scheduled to expire in April 2026 (See Note 6 to the Consolidated Financial Statements). In November 2021, we borrowed $40.0 million under the credit facility for the funding of an acquisition (See Note 12 to the Consolidated Financial Statements). We made a principal payment of $10.0 million in February 2022 against the outstanding balance of the credit facility.

As of April 21, 2022, we had outstanding letters of credit of $6.3 million which reduced the amount available under the credit facility. These letters of credit were primarily issued for the expansion of the corporate headquarters and are due to expire in late 2022. As of April 21, 2022, the amount of the credit facility available for corporate purposes was $359.4 million.
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
Cash flows from operations increased $123.9 million in the first three months of 2022 compared to the first three months of 2021 primarily from the increase in net income and the positive impact from the change in the Company's working capital accounts.
Net cash used in investing activities includes:
•Purchases, sales and maturities of marketable securities. Purchases, sales and maturities of marketable securities in the first three months of 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022	2021
Purchases	$(49,333)	$(51,524)
Sales and maturities	35,445	42,446
Net investing activities from marketable securities	$(13,888)	$(9,078)
See Note 5 to the Consolidated Financial Statements for more information related to marketable securities.
•The capitalization of costs incurred in developing computer software. We capitalized $6.6 million of software development costs in the first three months of 2022 as compared to $6.4 million in the first three months of 2021. The majority of our software development costs are related to significant enhancements for the expanded functionality of the SEI Wealth Platform.
•Capital expenditures. Capital expenditures in the first three months of 2022 were $9.3 million as compared to $4.2 million in the first three months of 2021. Expenditures in 2022 and 2021 include capital outlays for purchased software and equipment for data center operations. We continue to evaluate improvements to our information technology infrastructure which, if implemented, will result in additional expenditures for purchased software and equipment for data center operations.
Net cash used in financing activities includes:
•Principal repayments on revolving credit facility. In November 2021, we borrowed $40.0 million for the funding of an acquisition. We made a principal payment of $10.0 million in February 2022 against the outstanding balance of the credit facility and intend to repay the entire remaining balance during 2022.

•The repurchase of common stock. Our Board of Directors has authorized the repurchase of common stock through multiple authorizations. Currently, there is no expiration date for the common stock repurchase program. We had total capital outlays of $100.2 million during the first three months of 2022 and $71.2 million during the first three months of 2021 for the repurchase of common stock.
•Proceeds from the issuance of common stock. We received $19.9 million in proceeds from the issuance of common stock during the first three months of 2022 as compared to $15.5 million during the first three months of 2021. The increase in proceeds is primarily attributable to a higher level of stock option exercise activity.
•Dividend payments. Cash dividends paid were $55.5 million in the first three months of 2022 as compared to $53.1 million in the first three months of 2021.
Cash Requirements
Cash requirements and liquidity needs are primarily funded through cash flow from operations and our capacity for additional borrowing. At March 31, 2022, unused sources of liquidity consisted of cash and cash equivalents and the amount available under our credit facility.
We are obligated to make payments in connection with the credit facility, operating leases, maintenance contracts and other commitments. We believe our operating cash flow, available borrowing capacity, and existing cash and cash equivalents will provide adequate funds for these obligations and ongoing operations. We currently anticipate that our available funds and cash flow from operations will be sufficient to meet our operational cash needs and fund our stock repurchase program for at least the next 12 months and for the foreseeable future.
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
•consolidation within our target markets;
•external factors affecting the fiduciary management market;
•software defects, development delays or installation difficulties, which would harm our business and reputation and expose us to potential liability;
•data and cyber security risks;
•risk of the disclosure and misuse of personal data;
•risk of outages, data losses, and disruptions of services;
•intellectual property risks;
•third-party service providers in our operations;
•poor investment performance of our investment products or a client preference for products other than those which we offer or for products that generate lower fees;
•investment advisory contracts which may be terminated or may not be renewed on favorable terms;
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
•unforeseen or catastrophic events, including the emergence of pandemic, extreme weather events or other natural disasters; and
•geopolitical unrest and other events.
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
•SEI Institutional Transfer Agent, Inc., or SITA, a transfer agent registered with the SEC under the Securities Exchange Act of 1934;
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
In addition to the regulatory authorities listed above, our subsidiaries are subject to the jurisdiction of regulatory authorities in other foreign countries. In addition to our wholly-owned subsidiaries, we also own a minority interest of approximately 38.6% in LSV, which is also an investment advisor registered with the SEC.

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
In addition, see the discussion of governmental regulations in Item 1A “Risk Factors” in our latest Annual Report on Form 10-K for a description of the risks that the current regulatory regimes and proposed regulatory changes may present for our business.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Information required by this item is set forth under the captions "Our revenues and earnings are affected by changes in capital markets and significant changes in the value of financial instruments" and "Changes in interest rates may affect the value of our fixed-income investment securities" in Item 1A Risk Factors and under the caption "Impact of COVID-19" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to this information as it is disclosed in our Annual Report on Form 10-K for 2021.

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
(b) Change in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.     Risk Factors.
Information regarding risk factors appears in Part I – Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes in the risk factors from those disclosed in the Annual Report on Form 10-K for 2021.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
(e)    Our Board of Directors has authorized the repurchase of up to $5.128 billion worth of our common stock through multiple authorizations. Currently, there is no expiration date for the common stock repurchase program.
Information regarding the repurchase of common stock during the three months ended March 31, 2022 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 2022	163,000	$56.12	163,000	$222,163,000
February 2022	764,000	58.87	764,000	177,187,000
March 2022	786,000	58.46	786,000	131,204,000
Total	1,713,000	$58.43	1,713,000

Item 6.    Exhibits.
The following is a list of exhibits filed as part of the Form 10-Q.

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32	Section 1350 Certifications.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEI INVESTMENTS COMPANY

Date:	April 25, 2022	By:	/s/ Dennis J. McGonigle
Dennis J. McGonigle
Chief Financial Officer