Form 10-Q/A
period 2022-03-31
SEI INVESTMENTS CO
filed 2022-04-29
CIK 350894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q/A
________________________________________
 Amendment No. 1

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

Explanatory Note:
We are filing this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (“SEC”) on April 25, 2022 (“Original Form 10-Q) solely to revise the discussion captioned “Liquidity and Capital Resources” of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. In the Original Form 10-Q, the amount reported as the Company’s “amount of the credit facility available for corporate purposes” as of April 21, 2022 was incorrectly reported as $359.4 million instead of $288.7 million due to a clerical error. Furthermore, the amount of the Company’s cash and cash equivalents considered free and immediately accessible for other general corporate purposes of $359.4 million as of April 21, 2022 should have been reported in the Original Form 10-Q and is now included in this Amendment No. 1.
This Amendment No. 1 does not reflect events occurring after the filing of the Original Form 10-Q on April 25, 2022 and no attempt has been made in this Amendment No. 1 to modify or update other disclosures as presented in the Original Form 10-Q. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-Q and our filings with the SEC subsequent to the filing of the Original Form 10-Q.

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
As of April 21, 2022, we had outstanding letters of credit of $6.3 million which reduced the amount available under the credit facility. These letters of credit were primarily issued for the expansion of the corporate headquarters and are due to expire in late 2022. As of April 21, 2022, the amount of the credit facility available for corporate purposes was $288.7 million.
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
The majority of excess cash reserves are primarily placed in accounts located in the United States that invest entirely in SEI-sponsored money market mutual funds denominated in the U.S. dollar. We also utilize demand deposit accounts or money market accounts at several well-established financial institutions located in the United States. Accounts used to manage these excess cash reserves do not impose any restrictions or limitations that would prevent us from being able to access such cash amounts immediately. As of April 21, 2022, the amount of cash and cash equivalents considered free and immediately accessible for other general corporate purposes was $359.4 million.
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

Item 6.    Exhibits.
The following is a list of exhibits filed as part of the Form 10-Q/A.

31.3	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.4	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEI INVESTMENTS COMPANY

Date:	April 29, 2022	By:	/s/ Dennis J. McGonigle
Dennis J. McGonigle
Chief Financial Officer