Form 10-Q
period 2022-06-30
SEI INVESTMENTS CO
filed 2022-07-25
CIK 350894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q
________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, as of the close of business on July 15, 2022:

Common Stock, $0.01 par value	135,489,033

SEI INVESTMENTS COMPANY

PART I.        FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements.

SEI Investments Company
Consolidated Balance Sheets
(unaudited)
(In thousands, except par value)

	June 30, 2022	December 31, 2021
Assets
Current Assets:
Cash and cash equivalents	$771,673	$831,407
Restricted cash	351	351
Receivables from investment products	54,911	59,036
Receivables, net of allowance for doubtful accounts of $1,952 and $1,602	466,902	441,609
Securities owned	31,171	28,267
Other current assets	50,523	43,559
Total Current Assets	1,375,531	1,404,229
Property and Equipment, net of accumulated depreciation of $424,048 and $409,248	178,946	178,869
Operating Lease Right-of-Use Assets	27,629	33,614
Capitalized Software, net of accumulated amortization of $572,065 and $545,307	230,497	243,446
Available for Sale and Equity Securities	121,682	129,541
Investments in Affiliated Funds, at fair value	6,000	6,916
Investment in Unconsolidated Affiliate	46,865	107,918
Goodwill	117,405	117,232
Intangible Assets, net of accumulated amortization of $24,163 and $17,716	61,669	68,782
Deferred Contract Costs	35,353	36,236
Deferred Income Taxes	2,459	2,983
Other Assets, net	30,893	24,936
Total Assets	$2,234,929	$2,354,702
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Balance Sheets
(unaudited)
(In thousands, except par value)

	June 30, 2022	December 31, 2021
Liabilities and Equity
Current Liabilities:
Accounts payable	$10,305	$10,312
Accrued liabilities	218,752	324,382
Current portion of long-term operating lease liabilities	10,993	11,328
Deferred revenue	13,510	9,721
Total Current Liabilities	253,560	355,743
Borrowings Under Revolving Credit Facility	—	40,000
Long-term Income Taxes Payable	803	803
Deferred Income Taxes	22,833	48,876
Long-term Operating Lease Liabilities	21,675	27,639
Other Long-term Liabilities	13,970	20,878
Total Liabilities	312,841	493,939
Commitments and Contingencies
Shareholders' Equity:
Common stock, $0.01 par value, 750,000 shares authorized; 135,480 and 138,449 shares issued and outstanding	1,355	1,384
Capital in excess of par value	1,272,971	1,246,608
Retained earnings	693,525	632,614
Accumulated other comprehensive loss, net	(45,763)	(19,843)
Total Shareholders' Equity	1,922,088	1,860,763
Total Liabilities and Shareholders' Equity	$2,234,929	$2,354,702
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Statements of Operations
(unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Asset management, administration and distribution fees	$382,594	$382,509	$776,691	$750,155
Information processing and software servicing fees	99,076	93,142	286,422	181,182
Total revenues	481,670	475,651	1,063,113	931,337
Expenses:
Subadvisory, distribution and other asset management costs	50,023	55,827	103,151	105,991
Software royalties and other information processing costs	7,407	7,471	14,954	13,213
Compensation, benefits and other personnel	157,921	141,779	318,405	279,000
Stock-based compensation	10,007	10,103	20,573	19,855
Consulting, outsourcing and professional fees	63,271	55,449	125,762	109,789
Data processing and computer related	32,254	27,375	62,070	53,096
Facilities, supplies and other costs	20,133	18,479	37,760	35,727
Amortization	16,508	14,723	33,395	29,075
Depreciation	8,286	8,424	16,384	16,733
Total expenses	365,810	339,630	732,454	662,479
Income from operations	115,860	136,021	330,659	268,858
Net (loss) gain from investments	(2,620)	377	(3,109)	709
Interest and dividend income	1,853	878	2,701	1,823
Interest expense	(211)	(130)	(461)	(253)
Equity in earnings of unconsolidated affiliate	29,813	35,065	62,272	68,415
Income before income taxes	144,695	172,211	392,062	339,552
Income taxes	33,419	38,433	90,478	76,304
Net income	$111,276	$133,778	$301,584	$263,248
Basic earnings per common share	$0.82	$0.94	$2.20	$1.85
Shares used to compute basic earnings per share	136,435	142,074	137,185	142,638
Diluted earnings per common share	$0.81	$0.93	$2.17	$1.82
Shares used to compute diluted earnings per share	137,817	144,212	138,764	144,759
Dividends declared per common share	$0.40	$0.37	$0.40	$0.37
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Statements of Comprehensive Income
(unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$111,276	$133,778	$301,584	$263,248
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(14,623)	994	(19,181)	2,679
Unrealized loss on investments:
Unrealized losses during the period, net of income taxes of $923, $85, $2,109 and $245	(3,088)	(292)	(7,057)	(835)
Reclassification adjustment for losses realized in net income, net of income taxes of $(39), $(49), $(96) and $(123)	129	179	318	432
Total other comprehensive (loss) income, net of tax	(17,582)	881	(25,920)	2,276
Comprehensive income	$93,694	$134,659	$275,664	$265,524
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Statements of Changes in Equity
(unaudited)
(In thousands)

	Shares of Common Stock	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	For the Three Months Ended June 30, 2022
Balance, April 1, 2022	137,219	$1,372	$1,266,320	$733,572	$(28,181)	$1,973,083
Net income	—	—	—	111,276	—	111,276
Other comprehensive loss	—	—	—	—	(17,582)	(17,582)
Purchase and retirement of common stock	(1,970)	(20)	(12,328)	(96,945)	—	(109,293)
Issuance of common stock under employee stock purchase plan	22	1	1,089	—	—	1,090
Issuance of common stock upon exercise of stock options	209	2	7,883	—	—	7,885
Stock-based compensation	—	—	10,007	—	—	10,007
Dividends declared ($0.40 per share)	—	—	—	(54,378)	—	(54,378)
Balance, June 30, 2022	135,480	$1,355	$1,272,971	$693,525	$(45,763)	$1,922,088

	Shares of Common Stock	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	For the Three Months Ended June 30, 2021
Balance, April 1, 2021	142,701	$1,427	$1,208,433	$634,651	$(15,403)	$1,829,108
Net income	—	—	—	133,778	—	133,778
Other comprehensive income	—	—	—	—	881	881
Purchase and retirement of common stock	(2,086)	(21)	(12,389)	(116,809)	—	(129,219)
Issuance of common stock under employee stock purchase plan	18	—	966	—	—	966
Issuance of common stock upon exercise of stock options	394	4	12,374	—	—	12,378
Stock-based compensation	—	—	10,103	—	—	10,103
Dividends declared ($0.37 per share)	—	—	—	(52,389)	—	(52,389)
Balance, June 30, 2021	141,027	$1,410	$1,219,487	$599,231	$(14,522)	$1,805,606
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Statements of Changes in Equity
(unaudited)
(In thousands)

	Shares of Common Stock	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	For the Six Months Ended June 30, 2022
Balance, January 1, 2022	138,449	$1,384	$1,246,608	$632,614	$(19,843)	$1,860,763
Net income	—	—	—	301,584	—	301,584
Other comprehensive loss	—	—	—	—	(25,920)	(25,920)
Purchase and retirement of common stock	(3,683)	(37)	(23,051)	(186,295)	—	(209,383)
Issuance of common stock under employee stock purchase plan	45	1	2,257	—	—	2,258
Issuance of common stock upon exercise of stock options	669	7	26,584	—	—	26,591
Stock-based compensation	—	—	20,573	—	—	20,573
Dividends declared ($0.40 per share)	—	—	—	(54,378)	—	(54,378)
Balance, June 30, 2022	135,480	$1,355	$1,272,971	$693,525	$(45,763)	$1,922,088

	Shares of Common Stock	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	For the Six Months Ended June 30, 2021
Balance, January 1, 2021	143,396	$1,434	$1,190,001	$565,270	$(16,798)	$1,739,907
Net income	—	—	—	263,248	—	263,248
Other comprehensive income	—	—	—	—	2,276	2,276
Purchase and retirement of common stock	(3,238)	(32)	(19,228)	(176,898)	—	(196,158)
Issuance of common stock under employee stock purchase plan	42	—	2,105	—	—	2,105
Issuance of common stock upon exercise of stock options	827	8	26,754	—	—	26,762
Stock-based compensation	—	—	19,855	—	—	19,855
Dividends declared ($0.37 per share)	—	—	—	(52,389)	—	(52,389)
Balance, June 30, 2021	141,027	$1,410	$1,219,487	$599,231	$(14,522)	$1,805,606
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Condensed Statements of Cash Flows
(unaudited)
(In thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$301,584	$263,248
Adjustments to reconcile net income to net cash provided by operating activities (See Note 1)	29,031	61,749
Net cash provided by operating activities	330,615	324,997
Cash flows from investing activities:
Additions to property and equipment	(19,821)	(15,469)
Additions to capitalized software	(13,809)	(12,271)
Purchases of marketable securities	(96,642)	(81,541)
Prepayments and maturities of marketable securities	90,553	64,194
Sales of marketable securities	106	—
Other investing activities	(2,903)	(11,000)
Net cash used in investing activities	(42,516)	(56,087)
Cash flows from financing activities:
Repayments under revolving credit facility	(40,000)	—
Payment of contingent consideration	(868)	(3,965)
Purchase and retirement of common stock	(210,324)	(197,322)
Proceeds from issuance of common stock	28,849	28,867
Payment of dividends	(109,830)	(105,516)
Net cash used in financing activities	(332,173)	(277,936)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(15,660)	2,578
Net decrease in cash, cash equivalents and restricted cash	(59,734)	(6,448)
Cash, cash equivalents and restricted cash, beginning of period	831,758	787,727
Cash, cash equivalents and restricted cash, end of period	$772,024	$781,279
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
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain financial information and accompanying note disclosure normally included in the Company’s Annual Report on Form 10-K have been condensed or omitted. The interim financial information is unaudited but reflects all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position of the Company as of June 30, 2022, the results of operations for the three and six months ended June 30, 2022 and 2021, and cash flows for the six-months ended June 30, 2022 and 2021. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
There have been no significant changes in significant accounting policies during the six months ended June 30, 2022 as compared to the significant accounting policies described in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
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
The Company is a party to expense limitation agreements with certain SEI-sponsored money market funds subject to Rule 2a-7 of the Investment Company Act of 1940 which establish a maximum level of ordinary operating expenses incurred by the fund in any fiscal year including, but not limited to, fees of the administrator or its affiliates. Under the terms of these agreements, the Company waived $9,039 and $11,256 in fees during the three months ended June 30, 2022 and 2021, respectively. During the six months ended June 30, 2022 and 2021, the Company waived $20,224 and $21,489, respectively, in fees.
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
Cash and Cash Equivalents
Cash and cash equivalents includes $320,825 and $290,256 at June 30, 2022 and December 31, 2021, respectively, primarily invested in SEI-sponsored open-ended money market mutual funds.
Restricted Cash
Restricted cash includes $250 at June 30, 2022 and December 31, 2021 segregated for regulatory purposes related to trade-execution services conducted by SEI Investments (Europe) Limited. Restricted cash also includes $101 at June 30, 2022 and December 31, 2021 segregated in special reserve accounts for the benefit of customers of the Company’s broker-dealer subsidiary, SEI Investments Distribution Co. (SIDCO), in accordance with certain rules established by the Securities and Exchange Commission (SEC) for broker-dealers.
Capitalized Software
The Company capitalized $13,809 and $12,271 of software development costs during the six months ended June 30, 2022 and 2021, respectively. The Company's software development costs primarily relate to significant enhancements to the SEI Wealth PlatformSM (SWP). As of June 30, 2022, the net book value of SWP was $224,736. The net book value includes $28,744 of capitalized software development costs in-progress associated with future releases of SWP. Capitalized software development costs in-progress associated with future releases of SWP were $29,253 as of December 31, 2021. SWP has a weighted average remaining life of 10.3 years. Amortization expense for SWP was $23,859 and $23,876 during the six months ended June 30, 2022 and 2021, respectively.
Earnings per Share
The calculations of basic and diluted earnings per share for the three and six months ended June 30, 2022 and 2021 are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$111,276	$133,778	$301,584	$263,248
Shares used to compute basic earnings per common share	136,435,000	142,074,000	137,185,000	142,638,000
Dilutive effect of stock options	1,382,000	2,138,000	1,579,000	2,121,000
Shares used to compute diluted earnings per common share	137,817,000	144,212,000	138,764,000	144,759,000
Basic earnings per common share	$0.82	$0.94	$2.20	$1.85
Diluted earnings per common share	$0.81	$0.93	$2.17	$1.82
During the three months ended June 30, 2022 and 2021, employee stock options to purchase 12,064,000 and 11,530,000 shares of common stock with an average exercise price of $60.27 and $57.77, respectively, were outstanding but not included in the computation of diluted earnings per common share. During the six months ended June 30, 2022 and 2021, employee stock options to purchase 12,141,000 and 11,623,000 shares of common stock with an average exercise price of $60.28 and $57.77, respectively, were outstanding but not included in the computation of diluted earnings per common share. These options for the three and six month periods were not included in the computation of diluted earnings per common share because either the performance conditions have not been satisfied or would not have been satisfied if the reporting date was the end of the contingency period or the options' exercise price was greater than the average market price of the Company’s common stock and the effect on diluted earnings per common share would have been anti-dilutive.

Statements of Cash Flows
For purposes of the Consolidated Statements of Cash Flows, the Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents.
The following table provides the details of the adjustments to reconcile net income to net cash provided by operating activities for the six months ended June 30:

	2022	2021
Net income	$301,584	$263,248
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,384	16,733
Amortization	33,395	29,075
Equity in earnings of unconsolidated affiliate	(62,272)	(68,415)
Distributions received from unconsolidated affiliate	69,824	68,064
Stock-based compensation	20,573	19,855
Provision for losses on receivables	350	2,088
Deferred income tax expense	(23,506)	(6,869)
Net loss (gain) from investments	3,109	(709)
Change in other long-term liabilities	1,998	987
Change in other assets	(3,111)	(976)
Contract costs capitalized, net of amortization	883	429
Other	(1,521)	929
Change in current assets and liabilities
(Increase) decrease in
Receivables from investment products	4,125	(906)
Receivables	(25,523)	(26,437)
Other current assets	(7,014)	538
Advances due from unconsolidated affiliate	53,500	51,364
(Decrease) increase in
Accounts payable	(7)	1,525
Accrued liabilities	(55,734)	(25,721)
Deferred revenue	3,578	195
Total adjustments	29,031	61,749
Net cash provided by operating activities	$330,615	$324,997

Note 2.    Investment in Unconsolidated Affiliate
LSV Asset Management
The Company has an investment in LSV Asset Management (LSV), a registered investment advisor that provides investment advisory services primarily to institutions, including pension plans and investment companies. LSV is currently an investment sub-advisor for a limited number of SEI-sponsored investment products. The Company's partnership interest in LSV as of June 30, 2022 was 38.6%. The Company accounts for its interest in LSV using the equity method because of its less than 50% ownership. The Company’s interest in the net assets of LSV is reflected in Investment in unconsolidated affiliate on the accompanying Consolidated Balance Sheets and its interest in the earnings of LSV is reflected in Equity in earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Operations.
At June 30, 2022, the Company’s total investment in LSV was $46,865. The Company receives partnership distributions from LSV on a quarterly basis. The Company received partnership distributions from LSV of $69,824 and $68,064 in the six months ended June 30, 2022 and 2021, respectively. As such, the Company considers these distribution payments as returns on investment rather than returns of the Company's original investment in LSV and has therefore classified the associated cash inflows as an operating activity on the Consolidated Statements of Cash Flows.

The Company’s proportionate share in the earnings of LSV was $29,813 and $35,065 during the three months ended June 30, 2022 and 2021, respectively. During the six months ended June 30, 2022 and 2021, the Company's proportionate share in the earnings of LSV was $62,272 and $68,415, respectively.
These tables contain condensed financial information of LSV:

Condensed Statement of Operations	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$99,814	$116,392	$208,264	$227,229
Net income	77,193	90,520	160,984	176,440

Condensed Balance Sheets	June 30, 2022	December 31, 2021
Current assets	$118,021	$171,058
Non-current assets	5,329	4,792
Total assets	$123,350	$175,850

Current liabilities	$53,683	$82,858
Non-current liabilities	3,465	3,863
Partners’ capital	66,202	89,129
Total liabilities and partners’ capital	$123,350	$175,850
On April 1, 2022, LSV provided an interest in the partnership to select key employees which reduced the ownership percentage of each existing partner on a pro-rata basis. As a result, the Company's total partnership interest in LSV was reduced slightly to approximately 38.6% from approximately 38.7%.

Note 3.    Composition of Certain Financial Statement Captions
Receivables
Receivables on the accompanying Consolidated Balance Sheets consist of:

	June 30, 2022	December 31, 2021
Trade receivables	$107,853	$111,209
Fees earned, not billed	337,445	315,255
Other receivables	23,556	16,747
	468,854	443,211
Less: Allowance for doubtful accounts	(1,952)	(1,602)
	$466,902	$441,609
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

Property and Equipment
Property and Equipment on the accompanying Consolidated Balance Sheets consists of:

	June 30, 2022	December 31, 2021
Buildings	$209,907	$209,766
Equipment	167,591	153,158
Land	26,411	24,651
Purchased software	156,569	156,387
Furniture and fixtures	21,323	21,254
Leasehold improvements	20,617	21,946
Construction in progress	576	955
	602,994	588,117
Less: Accumulated depreciation	(424,048)	(409,248)
Property and Equipment, net	$178,946	$178,869
The Company recognized $16,384 and $16,733 in depreciation expense related to property and equipment for the six months ended June 30, 2022 and 2021, respectively.
Deferred Contract Costs
Deferred contract costs, which primarily consist of deferred sales commissions, were $35,353 and $36,236 as of June 30, 2022 and December 31, 2021, respectively. The Company deferred expenses related to contract costs of $1,543 and $1,674 during the three months ended June 30, 2022 and 2021, respectively. During the six months ended June 30, 2022 and 2021, the Company deferred expenses related to contract costs of $5,062 and $4,046, respectively. Amortization expense related to deferred contract costs were $5,945 and $4,475 during the six months ended June 30, 2022 and 2021, respectively. Amortization expense during the six months ended June 30, 2022 includes $1,784 in expense accelerated as a result of the termination of a contractual agreement with a significant client (See Note 13). Amortization expense related to deferred contract costs is included in Compensation, benefits and other personnel on the accompanying Consolidated Statements of Operations. There was no impairment loss in relation to deferred contract costs during the six months ended June 30, 2022.
Accrued Liabilities
Accrued liabilities on the accompanying Consolidated Balance Sheets consist of:

	June 30, 2022	December 31, 2021
Accrued employee compensation	$52,418	$107,933
Accrued employee benefits and other personnel	9,749	13,951
Accrued consulting, outsourcing and professional fees	47,067	36,411
Accrued sub-advisory, distribution and other asset management fees	58,400	58,661
Accrued dividend payable	—	55,452
Other accrued liabilities	51,118	51,974
Total accrued liabilities	$218,752	$324,382

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
The pricing policies and procedures applied for our Level 1 and Level 2 financial assets during the six months ended June 30, 2022 were consistent with those as described in the Company's Annual Report on Form 10-K at December 31, 2021. The Company had no Level 3 financial assets at June 30, 2022 or December 31, 2021 that were required to be measured at fair value on a recurring basis. Level 3 financial liabilities at June 30, 2022 and December 31, 2021 consist entirely of the estimated contingent consideration resulting from an acquisition (See Note 12). The fair value of the contingent consideration was determined using a Monte-Carlo simulation model. Key assumptions for the Monte-Carlo simulation model include expected revenues, expected volatility, risk-free rate and other factors. There were no transfers of financial assets between levels within the fair value hierarchy during the six months ended June 30, 2022.
The fair value of certain financial assets of the Company was determined using the following inputs:

		Fair Value Measurements at the End of the Reporting Period Using
Assets	June 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity securities	$10,812	$10,812	$—
Available-for-sale debt securities	110,870	—	110,870
Fixed-income securities owned	31,171	—	31,171
Investment funds sponsored by LSV (1)	6,000
	$158,853	$10,812	$142,041

		Fair Value Measurements at the End of the Reporting Period Using
Assets	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity securities	$12,406	$12,406	$—
Available-for-sale debt securities	117,135	—	117,135
Fixed-income securities owned	28,267	—	28,267
Investment funds sponsored by LSV (1)	6,916
	$164,724	$12,406	$145,402
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
Cash Equivalents
Investments in money market funds and commercial paper classified as cash equivalents had a fair value of $458,521 and $422,838 at June 30, 2022 and December 31, 2021, respectively. There were no material unrealized or realized gains or losses from these investments during the six months ended June 30, 2022 and 2021. Investments in money market funds and commercial paper are Level 1 assets.

Available for Sale and Equity Securities
Available For Sale and Equity Securities on the accompanying Consolidated Balance Sheets consist of:

	At June 30, 2022
	Cost Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-sale debt securities	$119,702	$—	$(8,832)	$110,870
SEI-sponsored mutual funds	6,271	—	(249)	6,022
Equities and other mutual funds	4,870	—	(80)	4,790
	$130,843	$—	$(9,161)	$121,682

	At December 31, 2021
	Cost Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-sale debt securities	$117,215	$—	$(80)	$117,135
SEI-sponsored mutual funds	6,748	463	—	7,211
Equities and other mutual funds	4,935	260	—	5,195
	$128,898	$723	$(80)	$129,541
Net unrealized losses at June 30, 2022 of available-for-sale debt securities were $6,801 (net of income tax benefit of $2,031). Net unrealized losses at December 31, 2021 of available-for-sale debt securities were $62 (net of income tax benefit of $18). These unrealized losses are associated with the Company’s investments in mortgage-backed securities issued by GNMA and were caused by interest rate increases (See Note 4). The contractual cash flows of these securities are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company's investments. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. These net unrealized losses are reported as a separate component of Accumulated other comprehensive loss on the accompanying Consolidated Balance Sheets.
There were gross realized losses of $414 and $556 from available-for-sale debt securities during the six months ended June 30, 2022 and 2021, respectively. There were no gross realized gains from available-for-sale debt securities during the six months ended June 30, 2022 and 2021. Realized losses from available-for-sale debt securities, including amounts reclassified from accumulated comprehensive loss, are reflected in Net (loss) gain from investments on the accompanying Consolidated Statements of Operations.
There were gross realized gains of $7 and gross realized losses of $658 from mutual funds and equities during the six months ended June 30, 2022. There were gross realized gains of $613 and gross realized losses of $59 from mutual funds and equities during the six months ended June 30, 2021. Gains and losses from mutual funds and equities are reflected in Net (loss) gain from investments on the accompanying Consolidated Statements of Operations.
Investments in Affiliated Funds
The Company has an investment in funds sponsored by LSV. The Company records this investment on the accompanying Consolidated Balance Sheets at fair value. Unrealized gains and losses from the change in fair value of these funds are recognized in Net (loss) gain from investments on the accompanying Consolidated Statements of Operations.
The funds had a fair value of $6,000 and $6,916 at June 30, 2022 and December 31, 2021, respectively. The Company recognized unrealized losses of $1,270 and unrealized gains of $309 during the three months ended June 30, 2022 and 2021, respectively, from the change in fair value of the funds. The Company recognized unrealized losses of $916 and unrealized gains of $766 during the six months ended June 30, 2022 and 2021, respectively, from the change in fair value of the funds.
Securities Owned
The Company’s broker-dealer subsidiary, SIDCO, has investments in U.S. government agency securities with maturity dates less than one year. These investments are reflected as Securities owned on the accompanying Consolidated Balance Sheets. Due to specialized accounting practices applicable to investments by broker-dealers, the securities are reported at fair value and changes in fair value are recorded in current period earnings. The securities had a fair value of $31,171 and $28,267 at June 30, 2022 and December 31, 2021, respectively. There were no material net gains or losses related to the securities during the three and six months ended June 30, 2022 and 2021.

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
In November 2021, the Company borrowed $40,000 under the Credit Facility for the funding of an acquisition (See Note 12). During the six months ended June 30, 2022, the Company made principal payments of $40,000 to fully repay the outstanding balance of the Credit Facility.
As of July 15, 2022, the Company had outstanding letters of credit of $6,003 under the Credit Facility. These letters of credit were issued primarily for the expansion of the Company's headquarters and are scheduled to expire during 2022. The amount of the Credit Facility that is available for general corporate purposes as of July 15, 2022 was $318,997.
The Company was in compliance with all covenants of the Credit Facility during the six months ended June 30, 2022.

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

The Company recognized stock-based compensation expense in its Consolidated Financial Statements in the three and six months ended June 30, 2022 and 2021, respectively, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock-based compensation expense	$10,007	$10,103	$20,573	$19,855
Less: Deferred tax benefit	(1,839)	(1,904)	(3,934)	(3,758)
Stock-based compensation expense, net of tax	$8,168	$8,199	$16,639	$16,097
The Company revised its estimate of when some vesting targets are expected to be achieved. This change in management's estimate resulted in a decrease of $663 in stock-based compensation expense during the six months ended June 30, 2022.
As of June 30, 2022, there was approximately $82,733 of unrecognized compensation cost remaining related to unvested employee stock options and restricted stock units that management expects will vest and is being amortized.
The Company issues new common shares associated with the exercise of stock options. The total intrinsic value of options exercised during the six months ended June 30, 2022 was $12,806. The total options exercisable as of June 30, 2022 had an intrinsic value of $61,515. The total intrinsic value for options exercisable is calculated as the difference between the market value of the Company’s common stock as of June 30, 2022 and the weighted average exercise price of the options. The market value of the Company’s common stock as of June 30, 2022 was $54.02 as reported by the Nasdaq Stock Market, LLC. The weighted average exercise price of the options exercisable as of June 30, 2022 was $49.40. Total options that were outstanding as of June 30, 2022 were 18,072,000. Total options that were exercisable as of June 30, 2022 were 7,911,000.
The Company initiated a voluntary separation program to long-tenured employees in June 2022. Certain allowances provided to the participating employees in the program are expected to result in modifications to the Company's equity compensation plans related to the vesting of stock options during the remainder of 2022 and the period in which the employee may exercise vested stock options after the termination of employment (See Note 14).
Common Stock Buyback
The Company’s Board of Directors, under multiple authorizations, has authorized the repurchase of common stock on the open market or through private transactions. The Company purchased 3,683,000 shares at a total cost of $209,383 during the six months ended June 30, 2022, which reduced the total shares outstanding of common stock. The cost of stock purchases during the period includes the cost of certain transactions that settled in the following quarter. On June 1, 2022, the Company's Board of Directors approved an increase in the stock repurchase program by an additional $200,000. As of June 30, 2022, the Company had approximately $221,910 of authorization remaining for the purchase of common stock under the program.
The Company immediately retires its common stock when purchased. Upon retirement, the Company reduces Capital in excess of par value for the average capital per share outstanding and the remainder is charged against Retained earnings. If the Company reduces its Retained earnings to zero, any subsequent purchases of common stock will be charged entirely to Capital in excess of par value.
Cash Dividend
On June 1, 2022, the Board of Directors declared a cash dividend of $0.40 per share on the Company's common stock, which was paid on June 22, 2022, to shareholders of record on June 13, 2022. Cash dividends declared during the six months ended June 30, 2022 and 2021 were $54,378 and $52,389, respectively.

Note 8.    Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss, net of tax, are as follows:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Investments	Accumulated Other Comprehensive Loss
Balance, January 1, 2022	$(19,781)	$(62)	$(19,843)

Other comprehensive loss before reclassifications	(19,181)	(7,057)	(26,238)
Amounts reclassified from accumulated other comprehensive loss	—	318	318
Net current-period other comprehensive loss	(19,181)	(6,739)	(25,920)

Balance, June 30, 2022	$(38,962)	$(6,801)	$(45,763)

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
The information in the following tables is derived from internal financial reporting used for corporate management purposes. There are no inter-segment revenues for the three and six months ended June 30, 2022 and 2021. Assets are not allocated to segments for internal reporting purposes. The accounting policies of the reportable business segments are the same as those described in Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

The following tables highlight certain financial information about each of the business segments for the three months ended June 30, 2022 and 2021:

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Three Months Ended June 30, 2022
Revenues	$124,184	$113,194	$83,483	$155,926	$4,883	$481,670
Expenses	121,060	63,375	43,925	100,807	12,844	342,011
Operating profit (loss)	$3,124	$49,819	$39,558	$55,119	$(7,961)	$139,659

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Three Months Ended June 30, 2021
Revenues	$123,676	$119,396	$85,699	$142,808	$4,072	$475,651
Expenses	117,654	59,133	41,895	84,995	13,631	317,308
Operating profit (loss)	$6,022	$60,263	$43,804	$57,813	$(9,559)	$158,343
A reconciliation of the total operating profit reported for the business segments to income from operations in the Consolidated Statements of Operations for the three months ended June 30, 2022 and 2021 is as follows:

	2022	2021
Total operating profit from segments	$139,659	$158,343
Corporate overhead expenses	(23,799)	(22,322)
Income from operations	$115,860	$136,021
The following tables provide additional information for the three months ended June 30, 2022 and 2021 pertaining to the business segments:

	Capital Expenditures (1)		Depreciation
	2022	2021	2022	2021
Private Banks	$8,541	$8,594	$5,554	$4,178
Investment Advisors	3,423	3,580	469	1,417
Institutional Investors	1,028	884	285	353
Investment Managers	4,113	3,373	1,755	2,027
Investments in New Businesses	208	313	44	100
Total from business segments	$17,313	$16,744	$8,107	$8,075
Corporate overhead	445	418	179	349
	$17,758	$17,162	$8,286	$8,424
(1) Capital expenditures include additions to property and equipment and capitalized software.

	Amortization
	2022	2021
Private Banks	$8,261	$8,633
Investment Advisors	3,158	2,909
Institutional Investors	2,257	427
Investment Managers	2,577	2,444
Investments in New Businesses	185	185
Total from business segments	$16,438	$14,598
Corporate overhead	70	125
	$16,508	$14,723

The following tables highlight certain financial information about each of business segment for the six months ended June 30, 2022 and 2021:

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Six Months Ended June 30, 2022
Revenues	$337,732	$232,424	$170,322	$312,827	$9,808	$1,063,113
Expenses	243,015	127,895	89,283	199,644	24,794	684,631
Operating profit (loss)	$94,717	$104,529	$81,039	$113,183	$(14,986)	$378,482

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Six Months Ended June 30, 2021
Revenues	$241,284	$232,690	$170,198	$279,227	$7,938	$931,337
Expenses	228,378	114,160	81,053	168,015	27,035	618,641
Operating profit (loss)	$12,906	$118,530	$89,145	$111,212	$(19,097)	$312,696
A reconciliation of the total operating profit reported for the business segments to income from operations in the Consolidated Statements of Operations for the six months ended June 30, 2022 and 2021:

	2022	2021
Total operating profit from segments	$378,482	$312,696
Corporate overhead expenses	(47,823)	(43,838)
Income from operations	$330,659	$268,858
The following tables provide additional information for the six months ended June 30, 2022 and 2021:

	Capital Expenditures (1)		Depreciation
	2022	2021	2022	2021
Private Banks	$15,763	$14,423	$10,660	$8,310
Investment Advisors	6,450	5,888	925	2,706
Institutional Investors	1,977	1,395	574	711
Investment Managers	8,137	5,004	3,775	4,080
Investments in New Businesses	413	452	88	246
Total from business segments	$32,740	$27,162	$16,022	$16,053
Corporate Overhead	890	578	362	680
	$33,630	$27,740	$16,384	$16,733
(1) Capital expenditures include additions to property and equipment and capitalized software.

	Amortization
	2022	2021
Private Banks	$16,800	$17,209
Investment Advisors	6,391	5,536
Institutional Investors	4,540	853
Investment Managers	5,153	4,924
Investments in New Businesses	370	370
Total from business segments	$33,254	$28,892
Corporate Overhead	141	183
	$33,395	$29,075

Note 10.    Income Taxes
The gross liability for unrecognized tax benefits at June 30, 2022 and December 31, 2021 was $16,861 and $14,887, respectively, exclusive of interest and penalties, of which $16,358 and $14,382 would affect the effective tax rate if the Company were to recognize the tax benefit.
The Company classifies interest and penalties on unrecognized tax benefits as income tax expense. As of June 30, 2022 and December 31, 2021, the combined amount of accrued interest and penalties related to tax positions taken on tax returns was $1,642 and $1,338, respectively.

	June 30, 2022	December 31, 2021
Gross liability for unrecognized tax benefits, exclusive of interest and penalties	$16,861	$14,887
Interest and penalties on unrecognized benefits	1,642	1,338
Total gross uncertain tax positions	$18,503	$16,225
Amount included in Current liabilities	$4,533	$4,253
Amount included in Other long-term liabilities	13,970	11,972
	$18,503	$16,225
The effective income tax rate for the three and six months ended June 30, 2022 and 2021 differs from the federal income tax statutory rate due to the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Statutory rate	21.0%	21.0%	21.0%	21.0%
State taxes, net of federal tax benefit	2.8	3.2	2.8	3.2
Foreign tax expense and tax rate differential	(0.1)	(0.1)	(0.1)	(0.1)
Tax benefit from stock option exercises	(0.3)	(1.2)	(0.3)	(1.2)
Other, net	(0.3)	(0.6)	(0.3)	(0.4)
	23.1%	22.3%	23.1%	22.5%
The increase in the Company's effective tax rate for the three and six months ended June 30, 2022 was primarily due to decreased tax benefits related to the lower volume of stock option exercises in 2022 compared to the prior year period. The increase was offset by a decrease in state tax expense.
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
The Company estimates it will recognize $4,533 of gross unrecognized tax benefits. This amount is expected to be paid within one year or to be removed at the expiration of the statute of limitations and resolution of income tax audits and is netted against the current payable account. These unrecognized tax benefits are related to tax positions taken on certain federal, state, and foreign tax returns. However, the timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. While it is reasonably possible that some issues under examination could be resolved in the next twelve months, based upon the current facts and circumstances, the Company cannot reasonably estimate the timing of such resolution or the total range of potential changes as it relates to the current unrecognized tax benefits that are recorded as part of the Company’s financial statements.
On July 8, 2022, House Bill 1342 was signed into law in the Commonwealth of Pennsylvania, making significant changes to the corporate income tax rate. The bill reduces the corporate income tax rate from 9.99% to 4.99% with reductions occurring in phases beginning each tax year from January 1, 2023 through January 1, 2031. U.S. GAAP requires companies to recognize the effect of tax law changes in the period of enactment. Management is still evaluating the impact of this rate change but does not expect it to be material.

Note 11.    Commitments and Contingencies
In the ordinary course of business, the Company from time to time enters into contracts containing indemnification obligations of the Company. These obligations may require the Company to make payments to another party upon the occurrence of certain events including the failure by the Company to meet its performance obligations under the contract. These contractual indemnification provisions are often standard contractual terms of the nature customarily found in the type of contracts entered into by the Company. In many cases, there are no stated or notional amounts included in the indemnification provisions. There are no amounts reflected on the Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021 related to these indemnifications.
Stanford Trust Company Litigation
There has been no material change to the status of the litigations related to the Stanford Trust Company matters or the Company’s expectations with respect to such matters as previously reported in the Company’s quarterly report on Form 10-Q as filed with the Commission on April 25, 2022.
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
On October 23, 2020, the United States District Court for the Eastern District of Pennsylvania dismissed SEI’s federal antitrust claims and declined to rule on the state law claims on the basis that in the absence of the anti-trust claim, the court had no jurisdiction over the state law claims. SGSI has appealed the dismissal of the federal anti-trust claims to the Third Circuit Court of Appeals. On June 30, 2022, the Third Circuit Court of Appeals issued an order denying SGSI’s appeal of the District Court’s ruling.
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
On October 5, 2021, Judge Borrok issued an order partially denying and partially granting SS&C Advent’s motion to dismiss SGSI’s breach of contract and tortious interference with contract counter claims.
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
On April 15, 2022, Judge Borrok held a hearing on SGSI’s motion for partial summary judgement and issued an order on the same day granting SGSI's motion in its entirety and denying SS&C Advent's cross motion. Specifically, the Court:
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

Note 12.    Goodwill and Intangible Assets
The changes in the carrying amount of the Company's goodwill by segment are as follows:

	Institutional Investors	Investment Managers	Investments in New Businesses	Total

Balance, December 31, 2021	$48,911	$56,822	$11,499	$117,232
Measurement period adjustments	(11)	211	—	200
Foreign currency translation adjustments	—	(27)	—	(27)
Balance, June 30, 2022	$48,900	$57,006	$11,499	$117,405
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
In April 2018, the Company acquired all ownership interests of Huntington Steele, LLC (Huntington Steele). The total purchase price was allocated to Huntington Steele’s net tangible and intangible assets based upon their estimated fair values at the date of purchase. The excess purchase price over the value of the identifiable intangible assets was recorded as goodwill. The total amount of goodwill from this transaction amounted to $11,499 and is included on the accompanying Consolidated Balance Sheets. The total purchase price for Huntington Steele included a contingent purchase price payable to the sellers upon the attainment of specified financial measures determined at various intervals occurring between 2019 and 2023. The Company made payments of $868 and $3,965 during the six months ended June 30, 2022 and 2021, respectively, to the sellers. As of June 30, 2022, the remaining amount of the contingent consideration of $9,166 is included in Accrued liabilities on the accompanying Balance Sheet.
The Company recognized $6,496 and $2,117 of amortization expense related to the intangible assets acquired through acquisitions during the six months ended June 30, 2022 and 2021, respectively.

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
Disaggregation of Revenue
The following tables provide additional information pertaining to our revenues disaggregated by major product line and primary geographic market based on the location of the use of the products or services for each of the business segments for the three months ended June 30, 2022 and 2021:

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
Major Product Lines:	For the Three Months Ended June 30, 2022
Investment management fees from pooled investment products	$31,993	$67,490	$15,700	$123	$402	$115,708
Investment management fees from investment management agreements	616	40,398	63,212	—	4,073	108,299
Investment operations fees	344	—	—	144,742	—	145,086
Investment processing fees - PaaS	56,378	—	—	—	—	56,378
Investment processing fees - SaaS	29,845	—	3,021	3,911	—	36,777
Professional services fees	4,096	—	—	635	—	4,731
Account fees and other	912	5,306	1,550	6,515	408	14,691
Total revenues	$124,184	$113,194	$83,483	$155,926	$4,883	$481,670

Primary Geographic Markets:
United States	$96,115	$113,194	$68,702	$142,350	$4,883	$425,244
United Kingdom	13,036	—	11,283	—	—	24,319
Canada	11,023	—	1,424	—	—	12,447
Ireland	4,010	—	1,963	9,416	—	15,389
Luxembourg	—	—	—	4,160	—	4,160
Other	—	—	111	—	—	111
Total revenues	$124,184	$113,194	$83,483	$155,926	$4,883	$481,670

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
Major Product Lines:	For the Three Months Ended June 30, 2021
Investment management fees from pooled investment products	$33,708	$75,039	$13,638	$14	$326	$122,725
Investment management fees from investment management agreements	603	38,345	71,342	—	3,561	113,851
Investment operations fees	402	—	—	132,262	—	132,664
Investment processing fees - PaaS	55,746	—	—	—	—	55,746
Investment processing fees - SaaS	28,442	—	—	3,855	—	32,297
Professional services fees	3,928	—	—	867	—	4,795
Account fees and other	847	6,012	719	5,810	185	13,573
Total revenues	$123,676	$119,396	$85,699	$142,808	$4,072	$475,651

Primary Geographic Markets:
United States	$78,848	$119,396	$67,792	$132,648	$4,072	$402,756
United Kingdom	28,082	—	14,035	—	—	42,117
Canada	12,152	—	1,198	—	—	13,350
Ireland	4,594	—	2,546	10,160	—	17,300
Other	—	—	128	—	—	128
Total revenues	$123,676	$119,396	$85,699	$142,808	$4,072	$475,651
The following tables provide additional information pertaining to our revenues disaggregated by major product line and primary geographic market based on the location of the use of the products or services for each of the Company’s business segments for the six months ended June 30, 2022 and 2021:

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
Major Product Lines:	For the Six Months Ended June 30, 2022
Investment management fees from pooled investment products	$65,111	$139,483	$29,566	$207	$769	$235,136
Investment management fees from investment management agreements	871	82,406	131,672	—	8,199	223,148
Investment operations fees	704	—	—	290,121	—	290,825
Investment processing fees - PaaS	112,833	—	—	—	—	112,833
Investment processing fees - SaaS	59,404	—	6,131	7,569	—	73,104
Professional services fees (1)	96,825	—	—	1,024	—	97,849
Account fees and other	1,984	10,535	2,953	13,906	840	30,218
Total revenues	$337,732	$232,424	$170,322	$312,827	$9,808	$1,063,113

Primary Geographic Markets:
United States	$177,001	$232,424	$139,265	$286,375	$9,808	$844,873
United Kingdom	129,699	—	24,032	—	—	153,731
Canada	22,823	—	2,666	—	—	25,489
Ireland	8,209	—	4,130	19,238	—	31,577
Luxembourg	—	—	—	7,214	—	7,214
Other	—	—	229	—	—	229
Total revenues	$337,732	$232,424	$170,322	$312,827	$9,808	$1,063,113
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

Note 14.    Voluntary Separation Program
The Company initiated a Voluntary Separation Program (VSP) in June 2022. The VSP is a program designed to enhance talent attraction and development to drive future growth. The VSP was offered to long-tenured employees as part of its commitment to professional development and expanded responsibilities for current and new employees by increasing advancement opportunities.
The VSP was made available to employees in the United States who met the long-term tenure requirements and includes a severance package and the continuation of certain benefits based upon years of service. The severance package also includes allowances related to the vesting of certain stock option awards during the remainder of 2022 and the period in which the employee may exercise vested stock options after the termination of employment. These allowances will be considered modifications to the Company's equity compensation plans.
Separation agreements with employees who are accepted to participate in the VSP are expected to be completed in July 2022. The vast majority of the accepted employees are anticipated to finish their employment before the end of 2022. The expected departure dates for participating employees may be adjusted based on management’s determination of how best to ensure a smooth and successful transition of responsibilities. The Company expects a one-time increase between $54,000 and $58,000 in personnel costs associated with the VSP during the third quarter 2022.

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

Overview
Consolidated Summary
SEI is a leading global provider of technology-driven wealth and investment management solutions. We deliver comprehensive platforms, services and infrastructure–encompassing technology, operational, and investment management services–to help wealth managers, financial advisors, investment managers, family offices, institutional and private investors create and manage wealth. Investment processing fees are earned as either monthly fees for contracted services or as a percentage of the market value of our clients' assets processed on our platforms. Investment operations and investment management fees are earned as a percentage of assets under management, administration or advised assets. As of June 30, 2022, through our subsidiaries and partnerships in which we have a significant interest, we manage, advise or administer $1.3 trillion in hedge, private equity, mutual fund and pooled or separately managed assets, including $403.6 billion in assets under management and $889.0 billion in client assets under administration. Our affiliate, LSV Asset Management (LSV), manages $81.9 billion of assets which are included as assets under management.
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021 were:

	Three Months Ended June 30,		Percent Change*	Six Months Ended June 30,		Percent Change*
	2022	2021		2022	2021
Revenues	$481,670	$475,651	1%	$1,063,113	$931,337	14%
Expenses	365,810	339,630	8%	732,454	662,479	11%
Income from operations	115,860	136,021	(15)%	330,659	268,858	23%
Net (loss) gain from investments	(2,620)	377	NM	(3,109)	709	NM
Interest income, net of interest expense	1,642	748	120%	2,240	1,570	43%
Equity in earnings from unconsolidated affiliate	29,813	35,065	(15)%	62,272	68,415	(9)%
Income before income taxes	144,695	172,211	(16)%	392,062	339,552	15%
Income taxes	33,419	38,433	(13)%	90,478	76,304	19%
Net income	111,276	133,778	(17)%	301,584	263,248	15%
Diluted earnings per common share	$0.81	$0.93	(13)%	$2.17	$1.82	19%
* Variances noted "NM" indicate the percent change is not meaningful.
The following items had a significant impact on our financial results for the three and six months ended June 30, 2022 and 2021:
•Revenue from Asset management, administration and distribution fees increased from higher average assets under administration from market appreciation during 2021 and positive cash flows from new and existing clients despite the significant decline in market conditions in 2022. Average assets under administration increased $55.5 billion, or 7%, to $895.4 billion in the first six months of 2022 as compared to $839.9 billion during the first six months of 2021.
•Revenue from Asset management, administration and distribution fees were negatively impacted by a shift of our average assets under management into lower fee products. Average assets under management, excluding LSV, increased $21.0 billion, or 7%, to $307.9 billion in the first six months of 2022 as compared to $286.9 billion during the first six months of 2021.
•A significant investment processing client of the Private Banks segment terminated an agreement for convenience during the first quarter 2022. As a result, we recorded one-time early termination fees of $88.0 million. The early termination fee is included in Information processing and software servicing fees on the accompanying Consolidated Statements of Operations.
•Revenues from our acquisitions of SEI Novus and Atlas Master Trust were $6.1 million and $2.5 million, respectively, during the first six months of 2022. SEI Novus and Atlas Master Trust were acquired during the fourth quarter of 2021 and are reported in the Institutional Investors segment (See Note 12 to the Consolidated Financial Statements).

•Earnings from LSV decreased to $62.3 million in the first six months of 2022 as compared to $68.4 million in the first six months of 2021 due to negative cash flows from existing clients, market depreciation and client losses.
•Operating expenses increased primarily from higher personnel and consulting costs due to business growth and competitive labor markets. The increase was partially offset by lower direct costs related to asset management revenues.
•The Institutional Investors segment includes personnel, professional fees, amortization and other costs related to SEI Novus and Atlas Master Trust. These expenses are primarily included in Compensation, benefits and other personnel costs, Consulting, outsourcing and professional fees, and Amortization on the accompanying Consolidated Statements of Operations.
•We capitalized $12.7 million in the first six months of 2022 for the SEI Wealth Platform as compared to $12.2 million in the first six months of 2021. Amortization expense related to SWP was $23.9 million during the first six months of 2022 and 2021.
•We continued the stock repurchase program during 2022 and purchased 3.7 million shares for $209.4 million in the six month period.
Introduction of Voluntary Separation Program
In June 2022, we initiated an enhanced voluntary separation program to long-tenured employees as part of our commitment to professional development and expanded responsibilities for current and new employees by increasing advancement opportunities. The program was offered to employees in the United States who met the long-term tenure requirements and includes a severance package and the continuation of certain benefits. We expect a one-time increase between $54.0 million and $58.0 million in personnel costs associated with the program during the third quarter 2022 (See Note 14 to the Consolidated Financial Statements).

Ending Asset Balances
(In millions)

	As of June 30,		Percent Change
	2022	2021
Private Banks:
Equity and fixed-income programs	$22,277	$26,264	(15)%
Collective trust fund programs	7	7	—%
Liquidity funds	3,666	3,654	—%
Total assets under management	$25,950	$29,925	(13)%
Client assets under administration	3,923	4,412	(11)%
Total assets	$29,873	$34,337	(13)%
Investment Advisors:
Equity and fixed-income programs	$65,783	$78,053	(16)%
Liquidity funds	8,292	3,550	134%
Total Platform assets under management	$74,075	$81,603	(9)%
Platform-only assets (E)	12,642	13,566	(7)%
Total Platform assets (E)	$86,717	$95,169	(9)%
Institutional Investors:
Equity and fixed-income programs	$75,506	$93,010	(19)%
Collective trust fund programs	5	5	—%
Liquidity funds	1,654	2,516	(34)%
Total assets under management	$77,165	$95,531	(19)%
Client assets under advisement	4,218	4,566	(8)%
Total assets	$81,383	$100,097	(19)%
Investment Managers:
Collective trust fund programs	$142,035	$87,012	63%
Liquidity funds	271	473	(43)%
Total assets under management	$142,306	$87,485	63%
Client assets under administration (A)	885,096	875,942	1%
Total assets	$1,027,402	$963,427	7%
Investments in New Businesses:
Equity and fixed-income programs	$1,903	$1,924	(1)%
Liquidity funds	242	191	27%
Total assets under management	$2,145	$2,115	1%
Client assets under advisement	1,076	1,422	(24)%
Total assets	$3,221	$3,537	(9)%
LSV:
Equity and fixed-income programs (B)	$81,940	$102,404	(20)%

Total:
Equity and fixed-income programs (C)	$247,409	$301,655	(18)%
Collective trust fund programs	142,047	87,024	63%
Liquidity funds	14,125	10,384	36%
Total assets under management	$403,581	$399,063	1%
Client assets under advisement	5,294	5,988	(12)%
Client assets under administration (D)	889,019	880,354	1%
Platform-only assets	12,642	13,566	(7)%
Total assets	$1,310,536	$1,298,971	1%
(A)Client assets under administration in the Investment Managers segment include $80.7 billion of assets that are at fee levels below our normal full service assets (as of June 30, 2022).
(B)    Equity and fixed-income programs include assets managed by LSV in which fees are based on performance only. The ending value of these assets as of June 30, 2022 was $1.9 billion.
(C)    Equity and fixed-income programs include $6.4 billion of assets invested in various asset allocation funds at June 30, 2022.
(D)    In addition to the numbers presented, SEI also administers an additional $12.9 billion in Funds of Funds assets (as of June 30, 2022) on which SEI does not earn an administration fee.
(E)    Platform assets under management and Platform-only assets combined are total Platform assets in the Investment Advisors segment.

Average Asset Balances
(In millions)

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2022	2021		2022	2021
Private Banks:
Equity and fixed-income programs	$23,713	$26,056	(9)%	$24,675	$25,598	(4)%
Collective trust fund programs	7	7	—%	7	7	—%
Liquidity funds	3,795	3,833	(1)%	4,099	3,855	6%
Total assets under management	$27,515	$29,896	(8)%	$28,781	$29,460	(2)%
Client assets under administration	4,163	4,405	(5)%	4,332	4,361	(1)%
Total assets	$31,678	$34,301	(8)%	$33,113	$33,821	(2)%
Investment Advisors:
Equity and fixed-income programs	$70,436	$76,840	(8)%	$74,006	$75,040	(1)%
Liquidity funds	7,070	3,370	110%	6,111	3,495	75%
Total Platform assets under management	$77,506	$80,210	(3)%	$80,117	$78,535	2%
Platform-only assets (E)	13,142	13,292	(1)%	13,560	12,749	6%
Total Platform assets (E)	$90,648	$93,502	(3)%	$93,677	$91,284	3%
Institutional Investors:
Equity and fixed-income programs	$80,971	$93,458	(13)%	$85,111	$92,404	(8)%
Collective trust fund programs	5	68	(93)%	5	82	(94)%
Liquidity funds	2,097	2,681	(22)%	2,160	2,651	(19)%
Total assets under management	$83,073	$96,207	(14)%	$87,276	$95,137	(8)%
Client assets under advisement	3,987	4,516	(12)%	4,438	4,331	2%
Total assets	$87,060	$100,723	(14)%	$91,714	$99,468	(8)%
Investment Managers:
Collective trust fund programs	$131,435	$84,553	55%	$109,034	$81,294	34%
Liquidity funds	285	469	(39)%	359	480	(25)%
Total assets under management	$131,720	$85,022	55%	$109,393	$81,774	34%
Client assets under administration (A)	893,361	853,810	5%	891,108	835,570	7%
Total assets	$1,025,081	$938,832	9%	$1,000,501	$917,344	9%
Investments in New Businesses:
Equity and fixed-income programs	$2,016	$1,870	8%	$2,021	$1,807	12%
Liquidity funds	262	236	11%	274	203	35%
Total assets under management	$2,278	$2,106	8%	$2,295	$2,010	14%
Client assets under advisement	1,165	1,406	(17)%	1,281	1,367	(6)%
Total assets	$3,443	$3,512	(2)%	$3,576	$3,377	6%
LSV:
Equity and fixed-income programs (B)	$87,818	$103,583	(15)%	$92,134	$100,530	(8)%

Total:
Equity and fixed-income programs (C)	$264,954	$301,807	(12)%	$277,947	$295,379	(6)%
Collective trust fund programs	131,447	84,628	55%	109,046	81,383	34%
Liquidity funds	13,509	10,589	28%	13,003	10,684	22%
Total assets under management	$409,910	$397,024	3%	$399,996	$387,446	3%
Client assets under advisement	5,152	5,922	(13)%	5,719	5,698	—%
Client assets under administration (D)	897,524	858,215	5%	895,440	839,931	7%
Platform-only assets	13,142	13,292	(1)%	13,560	12,749	6%
Total assets	$1,325,728	$1,274,453	4%	$1,314,715	$1,245,824	6%
(A)    Average client assets under administration in the Investment Managers segment for the three months ended June 30, 2022 include $80.7 billion that are at fee levels below our normal full service assets.
(B)    Equity and fixed-income programs include assets managed by LSV in which fees are based on performance only. The average value of these assets for the three months ended June 30, 2022 was $2.1 billion.
(C)    Equity and fixed-income programs include $6.9 billion of average assets invested in various asset allocation funds for the three months ended June 30, 2022.
(D)    In addition to the numbers presented, SEI also administers an additional $13.1 billion of average assets in Funds of Funds assets for the three months ended June 30, 2022 on which SEI does not earn an administration fee.
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

Business Segments
Revenues, Expenses and Operating Profit (Loss) for our business segments for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 were as follows:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2022	2021		2022	2021
Private Banks:
Revenues	$124,184	$123,676	—%	$337,732	$241,284	40%
Expenses	121,060	117,654	3%	243,015	228,378	6%
Operating Profit	$3,124	$6,022	(48)%	$94,717	$12,906	NM
Operating Margin	3%	5%		28%	5%
Investment Advisors:
Revenues	$113,194	$119,396	(5)%	$232,424	$232,690	—%
Expenses	63,375	59,133	7%	127,895	114,160	12%
Operating Profit	$49,819	$60,263	(17)%	$104,529	$118,530	(12)%
Operating Margin	44%	50%		45%	51%
Institutional Investors:
Revenues	$83,483	$85,699	(3)%	$170,322	$170,198	—%
Expenses	43,925	41,895	5%	89,283	81,053	10%
Operating Profit	$39,558	$43,804	(10)%	$81,039	$89,145	(9)%
Operating Margin	47%	51%		48%	52%
Investment Managers:
Revenues	$155,926	$142,808	9%	$312,827	$279,227	12%
Expenses	100,807	84,995	19%	199,644	168,015	19%
Operating Profit	$55,119	$57,813	(5)%	$113,183	$111,212	2%
Operating Margin	35%	40%		36%	40%
Investments in New Businesses:
Revenues	$4,883	$4,072	20%	$9,808	$7,938	24%
Expenses	12,844	13,631	(6)%	24,794	27,035	(8)%
Operating Loss	$(7,961)	$(9,559)	NM	$(14,986)	$(19,097)	NM
For additional information pertaining to our business segments, see Note 9 to the Consolidated Financial Statements.

Private Banks

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2022	2021		2022	2021
Revenues:
Information processing and software servicing fees	$93,203	$89,264	4%	$274,240	$173,567	58%
Asset management, administration & distribution fees	30,981	34,412	(10)%	63,492	67,717	(6)%
Total revenues	$124,184	$123,676	—%	$337,732	$241,284	40%
Revenues increased slightly in the three month period and increased $96.4 million, or 40%, in the six month period ended June 30, 2022 and were primarily affected by:
•Early termination fees of $88.0 million recorded during the first quarter 2022 from a significant investment processing client; and
•Increased investment processing fees from new client conversions and growth from existing SWP clients, in part due to market appreciation during 2021; partially offset by
•One-time early termination fees from a TRUST 3000® client recorded in the second quarter 2021;
•The negative impact from foreign currency exchange rate fluctuations between the U.S. dollar and the British pound on our foreign operations; and
•Decreased investment management fees from existing international clients due to market depreciation during 2022.
Operating margins decreased to 3% compared to 5% in the three month period and increased to 28% compared to 5% in the six month period. Operating income decreased by $2.9 million, or 48%, in the three month period and increased $81.8 million in the six month period and was primarily affected by:
•An increase in revenues; and
•Decreased direct expenses associated with lower investment management fees from existing international clients; partially offset by
•Increased personnel costs due to competitive labor markets;
•Increased costs, mainly personnel and consulting costs, primarily related to maintenance, support and client migrations to SWP;
•The negative impact from foreign currency exchange rate fluctuations between the U.S. dollar and the British pound on our foreign operations; and
•Increased amortization expense related to deferred sales commissions.
Investment Advisors

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2022	2021		2022	2021
Revenues:
Investment management fees-SEI fund programs	$67,490	$75,039	(10)%	$139,483	$147,693	(6)%
Separately managed account fees	40,398	38,345	5%	82,406	73,059	13%
Other fees	5,306	6,012	(12)%	10,535	11,938	(12)%
Total revenues	$113,194	$119,396	(5)%	$232,424	$232,690	—%
Revenues decreased $6.2 million, or 5%, in the three month period and decreased slightly in the six month period ended June 30, 2022 and were primarily affected by:
•Decreased investment management fees from SEI fund programs resulting from negative cash flows during 2021 and the decline in market conditions during 2022; partially offset by
•Increased separately managed account program fees from positive cash flows into our Strategist programs and market appreciation occurring during 2021.

Operating margin decreased to 44% compared to 50% in the three month period and decreased to 45% compared to 51% in the six month period. Operating income decreased $10.4 million, or 17%, in the three month period and decreased $14.0 million, or 12%, in the six month period and was primarily affected by:
•Increased direct expenses associated with increased assets into our separately managed account program; and
•Increased personnel costs as well as increased promotion costs.
Institutional Investors
Revenues decreased $2.2 million, or 3%, in the three month period and increased slightly in the six month period ended June 30, 2022 and were primarily affected by:
•Added revenues from the acquisitions of SEI Novus and Atlas Master Trust during the fourth quarter 2021; and
•The positive impact to investment management fees from market appreciation in 2021; partially offset by
•Decreased investment management fees from defined benefit client losses; and
•The negative impact from foreign currency exchange rate fluctuations between the U.S. dollar and the British pound on our foreign operations.
Operating margin decreased to 47% compared to 51% in the three month period and decreased to 48% compared to 52% in the six month period. Operating income decreased $4.2 million, or 10%, in the three month period and decreased $8.1 million, or 9%, in the six month period and was primarily affected by:
•Increased personnel, professional fees, amortization and other costs related to the acquisitions of SEI Novus and Atlas Master Trust; partially offset by
•Decreased direct expenses associated with investment management fees.
Investment Managers
Revenues increased $13.1 million, or 9%, in the three month period and increased $33.6 million, or 12%, in the six month period ended June 30, 2022 and were primarily affected by:
•Higher valuations of existing client assets from market appreciation in 2021; and
•Positive cash flows into alternative, traditional and separately managed account offerings from new and existing clients; partially offset by
•Client losses and fund closures.
Operating margin decreased to 35% compared to 40% in the three month period and decreased to 36% compared to 40% in the six month period. Operating income decreased $2.7 million, or 5%, in the three month period and increased $2.0 million, or 2%, in the six month period and was primarily affected by:
•An increase in revenues; partially offset by
•Increased personnel costs due to competitive labor markets;
•Increased costs associated with new business, primarily personnel expenses and third-party vendor costs; and
•Increased non-capitalized investment spending, mainly consulting costs.

Other
Corporate overhead expenses
Corporate overhead expenses primarily consist of general and administrative expenses and other costs not directly attributable to a reportable business segment. Corporate overhead expenses were $23.8 million and $22.3 million in the three months ended June 30, 2022 and 2021, respectively, and $47.8 million and $43.8 million in the six months ended June 30, 2022 and 2021, respectively. The increase in corporate overhead expenses in the three and six month periods is primarily due to an increase in personnel costs, consulting and professional fees.

Other income and expense
Other income and expense items on the accompanying Consolidated Statements of Operations consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net (loss) gain from investments	$(2,620)	$377	$(3,109)	$709
Interest and dividend income	1,853	878	2,701	1,823
Interest expense	(211)	(130)	(461)	(253)
Equity in earnings of unconsolidated affiliate	29,813	35,065	62,272	68,415
Total other income and expense items, net	$28,835	$36,190	$61,403	$70,694
Net (loss) gain from investments
Net losses from investments in the three and six months ended June 30, 2022 were primarily due to unrealized mark-to-market losses recorded in current earnings associated with the LSV-sponsored investment funds and Company-sponsored mutual funds from the significant decline in market conditions in 2022 (See Note 5).
Interest and dividend income
Interest and dividend income is earned based upon the amount of cash that is invested daily. The increase in interest and dividend income in the three and six months ended June 30, 2022 was due to an overall increase in interest rates.
Equity in earnings of unconsolidated affiliate
Equity in earnings of unconsolidated affiliate reflects our ownership interest in LSV. As of June 30, 2022, our total partnership interest in LSV was 38.6%. The table below presents the revenues and net income of LSV and the proportionate share in LSV's earnings.

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2022	2021		2022	2021
Revenues of LSV	$99,814	$116,392	(14)%	$208,264	$227,229	(8)%
Net income of LSV	77,193	90,520	(15)%	160,984	176,440	(9)%

SEI's proportionate share in earnings of LSV	$29,813	$35,065	(15)%	$62,272	$68,415	(9)%
The decrease in earnings from LSV in the three and six months ended June 30, 2022 was primarily due to negative cash flows from existing clients, market depreciation and client losses. Average assets under management by LSV decreased $8.4 billion to $92.1 billion during the six months ended June 30, 2022 as compared to $100.5 billion during the six months ended June 30, 2021, a decrease of 8%.
Amortization
Amortization expense on the accompanying Consolidated Statements of Operations consists of:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2022	2021		2022	2021
Capitalized software development costs	$13,204	$13,402	(1)%	$26,758	$26,775	—%
Intangible assets acquired through acquisitions and asset purchases	3,243	921	252%	6,496	2,117	207%
Other	80	58	38%	80	58	38%
Total amortization expense	$16,527	$14,381	15%	$33,334	$28,950	15%
Capitalized software development costs
Capitalized software development costs are amortized on a project basis using the straight-line method over the estimated economic life of the product or enhancement. The capitalization of the initial development work related to SWP began in mid-2007 when the platform was determined to be ready for its intended use. The amortization expense related to the initial software development costs capitalized in 2007 ended in the second quarter of 2022. As a result, we expect amortization expense related to capitalized software in service as of June 30, 2022 to decline to approximately $6.7 million in the third quarter 2022 (See Note 1 to the Consolidated Financial Statements).

Intangible assets acquired through acquisitions and asset purchases
The increase in amortization expense in the three and six month periods was due to the acquisitions of Finomial, SEI Novus and Atlas Master Trust during the fourth quarter 2021. Through these transactions, we acquired intangible assets related to technology, trade names and client relationships which are amortized over the estimated useful life of the assets (See Note 12 to the Consolidated Financial Statements).
Income Taxes
The effective income tax rates for the three and six months ended June 30, 2022 and 2021 differ from the federal income tax statutory rate due to the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Statutory rate	21.0%	21.0%	21.0%	21.0%
State taxes, net of federal tax benefit	2.8	3.2	2.8	3.2
Foreign tax expense and tax rate differential	(0.1)	(0.1)	(0.1)	(0.1)
Tax benefit from stock option exercises	(0.3)	(1.2)	(0.3)	(1.2)
Other, net	(0.3)	(0.6)	(0.3)	(0.4)
	23.1%	22.3%	23.1%	22.5%
The increase in the effective tax rate in the three and six month periods was primarily due to decreased tax benefits related to the lower volume of stock option exercises in 2022 compared to the prior year period.
Stock-Based Compensation
We recognized $20.6 million and $19.9 million in stock-based compensation expense during the six months ended June 30, 2022 and 2021, respectively. The amount of stock-based compensation expense we recognize is primarily based upon management's estimate of when the financial vesting targets of outstanding stock options may be achieved. Any change in the estimate could result in the amount of stock-based compensation expense to be accelerated, spread out over a longer period, or reversed. This may cause volatility in the recognition of stock-based compensation expense in future periods and could materially affect earnings.
We revised our estimate of when some vesting targets are expected to be achieved. This change in estimate resulted in a decrease of $663 thousand in stock-based compensation expense during the six months ended June 30, 2022. We expect to recognize $18.6 million in stock-based compensation expense during the remainder of 2022.
Fair Value Measurements
The fair value of financial assets and liabilities, except for the investment funds sponsored by LSV, is determined in accordance with the fair value hierarchy. The fair value of the investment funds sponsored by LSV is measured using the net asset value per share (NAV) as a practical expedient. The fair value of all other financial assets are determined using Level 1 or Level 2 inputs and consist mainly of investments in equity or fixed-income mutual funds that are quoted daily and Government National Mortgage Association (GNMA) and other U.S. government agency securities that are single issuer pools that are valued based on current market data of similar assets. Level 3 financial liabilities at June 30, 2022 and December 31, 2021 consist entirely of the estimated contingent consideration resulting from an acquisition (See Note 12 to the Consolidated Financial Statements).
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
Liquidity and Capital Resources

	Six Months Ended June 30,
	2022	2021
Net cash provided by operating activities	$330,615	$324,997
Net cash used in investing activities	(42,516)	(56,087)
Net cash used in financing activities	(332,173)	(277,936)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(15,660)	2,578
Net decrease in cash, cash equivalents and restricted cash	(59,734)	(6,448)
Cash, cash equivalents and restricted cash, beginning of period	831,758	787,727
Cash, cash equivalents and restricted cash, end of period	$772,024	$781,279
Our credit facility provides for borrowings up to $325.0 million and is scheduled to expire in April 2026 (See Note 6 to the Consolidated Financial Statements). In November 2021, we borrowed $40.0 million under the credit facility for the funding of an acquisition (See Note 12 to the Consolidated Financial Statements). We made principal payments of $40.0 million during the six month period ended June 30, 2022 to fully repay the outstanding balance of the credit facility.
As of July 15, 2022, we had outstanding letters of credit of $6.0 million which reduced the amount available under the credit facility. These letters of credit were primarily issued for the expansion of the corporate headquarters and are due to expire in late 2022. As of July 15, 2022, the amount of the credit facility available for corporate purposes was $319.0 million.
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
The majority of excess cash reserves are primarily placed in accounts located in the United States that invest entirely in SEI-sponsored money market mutual funds denominated in the U.S. dollar. We also utilize demand deposit accounts or money market accounts at several well-established financial institutions located in the United States. Accounts used to manage these excess cash reserves do not impose any restrictions or limitations that would prevent us from being able to access such cash amounts immediately. As of July 15, 2022, the amount of cash and cash equivalents considered free and immediately accessible for other general corporate purposes was $386.2 million.
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
Cash flows from operations increased $5.6 million in the first six months of 2022 compared to the first six months of 2021 primarily from the increase in net income. The negative impact from the change in the Company's working capital accounts partially offset the increase in cash flows from operations.

Net cash used in investing activities includes:
•Purchases, sales and maturities of marketable securities. Purchases, sales and maturities of marketable securities in the first six months of 2022 and 2021 were as follows:

	Six Months Ended June 30,
	2022	2021
Purchases	$(96,642)	$(81,541)
Sales and maturities	90,659	64,194
Net investing activities from marketable securities	$(5,983)	$(17,347)
See Note 5 to the Consolidated Financial Statements for more information related to marketable securities.
•The capitalization of costs incurred in developing computer software. We capitalized $13.8 million of software development costs in the first six months of 2022 as compared to $12.3 million in the first six months of 2021. The majority of our software development costs are related to significant enhancements for the expanded functionality of the SEI Wealth Platform.
•Capital expenditures. Capital expenditures in the first six months of 2022 were $19.8 million as compared to $15.5 million in the first six months of 2021. Expenditures in 2022 and 2021 include capital outlays for purchased software and equipment for data center operations. We continue to evaluate improvements to our information technology infrastructure which, if implemented, will result in additional expenditures for purchased software and equipment for data center operations.
Net cash used in financing activities includes:
•Principal repayments on revolving credit facility. In November 2021, we borrowed $40.0 million for the funding of an acquisition. We made principal payments of $40.0 million during the first six months of 2022 to fully repay the outstanding balance of the credit facility.
•The repurchase of common stock. Our Board of Directors has authorized the repurchase of common stock through multiple authorizations. Currently, there is no expiration date for the common stock repurchase program. We had total capital outlays of $210.3 million during the first six months of 2022 and $197.3 million during the first six months of 2021 for the repurchase of common stock.
•Proceeds from the issuance of common stock. We received $28.8 million in proceeds from the issuance of common stock during the first six months of 2022 and 2021. These proceeds were primarily from stock option exercise activity.
•Dividend payments. Cash dividends paid were $109.8 million in the first six months of 2022 as compared to $105.5 million in the first six months of 2021.
Cash Requirements
Cash requirements and liquidity needs are primarily funded through cash flow from operations and our capacity for additional borrowing. At June 30, 2022, unused sources of liquidity consisted of cash and cash equivalents and the amount available under our credit facility.
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
(b) Change in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
(e)    Our Board of Directors has authorized the repurchase of up to $5.328 billion worth of our common stock through multiple authorizations. Currently, there is no expiration date for the common stock repurchase program. On June 1, 2022, the Board of Directors approved an increase in the stock repurchase program by an additional $200.0 million.
Information regarding the repurchase of common stock during the three months ended June 30, 2022 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 2022	450,000	$56.95	450,000	$105,578,000
May 2022	750,000	55.30	750,000	64,105,000
June 2022	770,000	54.81	770,000	221,910,000
Total	1,970,000	$55.48	1,970,000

Item 6.    Exhibits.
The following is a list of exhibits filed as part of the Form 10-Q.

10.1	Form of Restricted Stock Unit Grant Agreement with time-based vesting for employee awards under the Registrant's 2014 Omnibus Equity Compensation Plan.

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32	Section 1350 Certifications.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEI INVESTMENTS COMPANY

Date:	July 25, 2022	By:	/s/ Dennis J. McGonigle
Dennis J. McGonigle
Chief Financial Officer