Form 10-Q
period 2022-09-30
SEI INVESTMENTS CO
filed 2022-10-28
CIK 350894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q
________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, as of the close of business on October 20, 2022:

Common Stock, $0.01 par value	134,828,481

SEI INVESTMENTS COMPANY

PART I.        FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements.

SEI Investments Company
Consolidated Balance Sheets
(unaudited)
(In thousands, except par value)

	September 30, 2022	December 31, 2021
Assets
Current Assets:
Cash and cash equivalents	$791,437	$831,407
Restricted cash	351	351
Receivables from investment products	91,223	59,036
Receivables, net of allowance for doubtful accounts of $2,336 and $1,602	482,692	441,609
Securities owned	31,586	28,267
Other current assets	54,931	43,559
Total Current Assets	1,452,220	1,404,229
Property and Equipment, net of accumulated depreciation of $431,473 and $409,248	182,522	178,869
Operating Lease Right-of-Use Assets	24,187	33,614
Capitalized Software, net of accumulated amortization of $579,352 and $545,307	234,228	243,446
Available for Sale and Equity Securities	109,375	129,541
Investments in Affiliated Funds, at fair value	5,620	6,916
Investment in Unconsolidated Affiliate	39,012	107,918
Goodwill	117,509	117,232
Intangible Assets, net of accumulated amortization of $27,133 and $17,716	58,201	68,782
Deferred Contract Costs	37,790	36,236
Deferred Income Taxes	2,253	2,983
Other Assets, net	32,514	24,936
Total Assets	$2,295,431	$2,354,702
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Balance Sheets
(unaudited)
(In thousands, except par value)

	September 30, 2022	December 31, 2021
Liabilities and Equity
Current Liabilities:
Accounts payable	$8,209	$10,312
Accrued liabilities	294,987	324,382
Current portion of long-term operating lease liabilities	11,202	11,328
Deferred revenue	13,025	9,721
Total Current Liabilities	327,423	355,743
Borrowings Under Revolving Credit Facility	—	40,000
Long-term Income Taxes Payable	803	803
Deferred Income Taxes	3,545	48,876
Long-term Operating Lease Liabilities	18,361	27,639
Other Long-term Liabilities	14,986	20,878
Total Liabilities	365,118	493,939
Commitments and Contingencies
Shareholders' Equity:
Common stock, $0.01 par value, 750,000 shares authorized; 134,816 and 138,449 shares issued and outstanding	1,348	1,384
Capital in excess of par value	1,285,224	1,246,608
Retained earnings	711,330	632,614
Accumulated other comprehensive loss, net	(67,589)	(19,843)
Total Shareholders' Equity	1,930,313	1,860,763
Total Liabilities and Shareholders' Equity	$2,295,431	$2,354,702
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Statements of Operations
(unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Asset management, administration and distribution fees	$372,133	$393,296	$1,148,824	$1,143,451
Information processing and software servicing fees	99,201	92,026	385,623	273,208
Total revenues	471,334	485,322	1,534,447	1,416,659
Expenses:
Subadvisory, distribution and other asset management costs	47,334	55,619	150,485	161,610
Software royalties and other information processing costs	6,909	7,348	21,863	20,561
Compensation, benefits and other personnel	227,127	150,188	545,532	429,188
Stock-based compensation	10,766	11,318	31,339	31,173
Consulting, outsourcing and professional fees	58,558	55,868	184,320	165,657
Data processing and computer related	30,950	26,650	93,020	79,746
Facilities, supplies and other costs	19,704	14,124	57,464	49,851
Amortization	10,382	14,674	43,777	43,749
Depreciation	8,558	8,408	24,942	25,141
Total expenses	420,288	344,197	1,152,742	1,006,676
Income from operations	51,046	141,125	381,705	409,983
Net (loss) gain from investments	(1,406)	(575)	(4,515)	134
Interest and dividend income	3,962	892	6,663	2,715
Interest expense	(143)	(101)	(604)	(354)
Equity in earnings of unconsolidated affiliate	26,654	35,005	88,926	103,420
Income before income taxes	80,113	176,346	472,175	515,898
Income taxes	18,454	38,301	108,932	114,605
Net income	$61,659	$138,045	$363,243	$401,293
Basic earnings per common share	$0.46	$0.98	$2.66	$2.83
Shares used to compute basic earnings per share	135,203	140,507	136,524	141,928
Diluted earnings per common share	$0.45	$0.97	$2.63	$2.79
Shares used to compute diluted earnings per share	136,345	142,426	137,958	143,981
Dividends declared per common share	$—	$—	$0.40	$0.37
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Statements of Comprehensive Income
(unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$61,659	$138,045	$363,243	$401,293
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(17,909)	(5,546)	(37,090)	(2,867)
Unrealized loss on investments:
Unrealized losses during the period, net of income taxes of $1,194, $208, $3,303 and $453	(4,000)	(713)	(11,057)	(1,548)
Reclassification adjustment for losses realized in net income, net of income taxes of $(24), $(67), $(120) and $(190)	83	238	401	670
Total other comprehensive loss, net of tax	(21,826)	(6,021)	(47,746)	(3,745)
Comprehensive income	$39,833	$132,024	$315,497	$397,548
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Statements of Changes in Equity
(unaudited)
(In thousands)

	Shares of Common Stock	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	For the Three Months Ended September 30, 2022
Balance, July 1, 2022	135,480	$1,355	$1,272,971	$693,525	$(45,763)	$1,922,088
Net income	—	—	—	61,659	—	61,659
Other comprehensive loss	—	—	—	—	(21,826)	(21,826)
Purchase and retirement of common stock	(890)	(9)	(5,571)	(43,854)	—	(49,434)
Issuance of common stock under employee stock purchase plan	24	—	1,123	—	—	1,123
Issuance of common stock upon exercise of stock options	202	2	5,935	—	—	5,937
Stock-based compensation	—	—	10,766	—	—	10,766
Balance, September 30, 2022	134,816	$1,348	$1,285,224	$711,330	$(67,589)	$1,930,313

	Shares of Common Stock	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	For the Three Months Ended September 30, 2021
Balance, July 1, 2021	141,027	$1,410	$1,219,487	$599,231	$(14,522)	$1,805,606
Net income	—	—	—	138,045	—	138,045
Other comprehensive loss	—	—	—	—	(6,021)	(6,021)
Purchase and retirement of common stock	(1,980)	(21)	(11,751)	(108,123)	—	(119,895)
Issuance of common stock under employee stock purchase plan	22	1	1,119	—	—	1,120
Issuance of common stock upon exercise of stock options	236	3	7,912	—	—	7,915
Stock-based compensation	—	—	11,318	—	—	11,318
Balance, September 30, 2021	139,305	$1,393	$1,228,085	$629,153	$(20,543)	$1,838,088
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Statements of Changes in Equity
(unaudited)
(In thousands)

	Shares of Common Stock	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	For the Nine Months Ended September 30, 2022
Balance, January 1, 2022	138,449	$1,384	$1,246,608	$632,614	$(19,843)	$1,860,763
Net income	—	—	—	363,243	—	363,243
Other comprehensive loss	—	—	—	—	(47,746)	(47,746)
Purchase and retirement of common stock	(4,573)	(46)	(28,622)	(230,149)	—	(258,817)
Issuance of common stock under employee stock purchase plan	69	1	3,380	—	—	3,381
Issuance of common stock upon exercise of stock options	871	9	32,519	—	—	32,528
Stock-based compensation	—	—	31,339	—	—	31,339
Dividends declared ($0.40 per share)	—	—	—	(54,378)	—	(54,378)
Balance, September 30, 2022	134,816	$1,348	$1,285,224	$711,330	$(67,589)	$1,930,313

	Shares of Common Stock	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	For the Nine Months Ended September 30, 2021
Balance, January 1, 2021	143,396	$1,434	$1,190,001	$565,270	$(16,798)	$1,739,907
Net income	—	—	—	401,293	—	401,293
Other comprehensive loss	—	—	—	—	(3,745)	(3,745)
Purchase and retirement of common stock	(5,218)	(53)	(30,979)	(285,021)	—	(316,053)
Issuance of common stock under employee stock purchase plan	64	1	3,224	—	—	3,225
Issuance of common stock upon exercise of stock options	1,063	11	34,666	—	—	34,677
Stock-based compensation	—	—	31,173	—	—	31,173
Dividends declared ($0.37 per share)	—	—	—	(52,389)	—	(52,389)
Balance, September 30, 2021	139,305	$1,393	$1,228,085	$629,153	$(20,543)	$1,838,088
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Condensed Statements of Cash Flows
(unaudited)
(In thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$363,243	$401,293
Adjustments to reconcile net income to net cash provided by operating activities (See Note 1)	65,276	82,588
Net cash provided by operating activities	428,519	483,881
Cash flows from investing activities:
Additions to property and equipment	(32,319)	(22,520)
Additions to capitalized software	(24,827)	(19,486)
Purchases of marketable securities	(124,454)	(168,333)
Prepayments and maturities of marketable securities	124,040	133,895
Sales of marketable securities	179	327
Other investing activities	(2,961)	(11,425)
Net cash used in investing activities	(60,342)	(87,542)
Cash flows from financing activities:
Repayments under revolving credit facility	(40,000)	—
Payment of contingent consideration	(868)	(3,965)
Purchase and retirement of common stock	(266,549)	(315,811)
Proceeds from issuance of common stock	35,909	37,902
Payment of dividends	(109,830)	(105,516)
Net cash used in financing activities	(381,338)	(387,390)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(26,809)	(2,442)
Net (decrease) increase in cash, cash equivalents and restricted cash	(39,970)	6,507
Cash, cash equivalents and restricted cash, beginning of period	831,758	787,727
Cash, cash equivalents and restricted cash, end of period	$791,788	$794,234
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
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain financial information and accompanying note disclosure normally included in the Company’s Annual Report on Form 10-K have been condensed or omitted. The interim financial information is unaudited but reflects all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position of the Company as of September 30, 2022, the results of operations for the three and nine months ended September 30, 2022 and 2021, and cash flows for the nine-months ended September 30, 2022 and 2021. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
There have been no significant changes in significant accounting policies during the nine months ended September 30, 2022 as compared to the significant accounting policies described in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
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
The Company is a party to expense limitation agreements with certain SEI-sponsored money market funds subject to Rule 2a-7 of the Investment Company Act of 1940 which establish a maximum level of ordinary operating expenses incurred by the fund in any fiscal year including, but not limited to, fees of the administrator or its affiliates. Under the terms of these agreements, the Company waived $7,896 and $11,629 in fees during the three months ended September 30, 2022 and 2021, respectively. During the nine months ended September 30, 2022 and 2021, the Company waived $28,120 and $33,118, respectively, in fees.
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
Cash and Cash Equivalents
Cash and cash equivalents includes $305,877 and $290,256 at September 30, 2022 and December 31, 2021, respectively, primarily invested in SEI-sponsored open-ended money market mutual funds.
Restricted Cash
Restricted cash includes $250 at September 30, 2022 and December 31, 2021 segregated for regulatory purposes related to trade-execution services conducted by SEI Investments (Europe) Limited. Restricted cash also includes $101 at September 30, 2022 and December 31, 2021 segregated in special reserve accounts for the benefit of customers of the Company’s broker-dealer subsidiary, SEI Investments Distribution Co. (SIDCO), in accordance with certain rules established by the Securities and Exchange Commission (SEC) for broker-dealers.
Capitalized Software
The Company capitalized $24,827 and $19,486 of software development costs during the nine months ended September 30, 2022 and 2021, respectively. The Company's software development costs primarily relate to significant enhancements to the SEI Wealth PlatformSM (SWP). As of September 30, 2022, the net book value of SWP was $225,725. The net book value includes $8,660 of capitalized software development costs in-progress associated with future releases of SWP. Capitalized software development costs in-progress associated with future releases of SWP were $29,253 as of December 31, 2021. SWP has a weighted average remaining life of 10.0 years. Amortization expense for SWP was $29,696 and $35,834 during the nine months ended September 30, 2022 and 2021, respectively. The Company capitalized $5,284 of software development costs during the nine months ended September 30, 2022 related to a new platform for the Investment Managers segment. The platform is not yet ready for use.
Earnings per Share
The calculations of basic and diluted earnings per share for the three and nine months ended September 30, 2022 and 2021 are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$61,659	$138,045	$363,243	$401,293
Shares used to compute basic earnings per common share	135,203,000	140,507,000	136,524,000	141,928,000
Dilutive effect of stock options	1,142,000	1,919,000	1,434,000	2,053,000
Shares used to compute diluted earnings per common share	136,345,000	142,426,000	137,958,000	143,981,000
Basic earnings per common share	$0.46	$0.98	$2.66	$2.83
Diluted earnings per common share	$0.45	$0.97	$2.63	$2.79
During the three months ended September 30, 2022 and 2021, employee stock options to purchase 11,862,000 and 11,347,000 shares of common stock with an average exercise price of $60.26 and $57.80, respectively, were outstanding but not included in the computation of diluted earnings per common share. During the nine months ended September 30, 2022 and 2021, employee stock options to purchase 12,048,000 and 11,531,000 shares of common stock with an average exercise price of $60.27 and $57.78, respectively, were outstanding but not included in the computation of diluted earnings per common share. These options for the three and nine month periods were not included in the computation of diluted earnings per common share because either the performance conditions have not been satisfied or would not have been satisfied if the reporting date was the end of the contingency period or the options' exercise price was greater than the average market price of the Company’s common stock and the effect on diluted earnings per common share would have been anti-dilutive.
Statements of Cash Flows
For purposes of the Consolidated Statements of Cash Flows, the Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents.
The following table provides the details of the adjustments to reconcile net income to net cash provided by operating activities for the nine months ended September 30:

	2022	2021
Net income	$363,243	$401,293
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	24,942	25,141
Amortization	43,777	43,749
Equity in earnings of unconsolidated affiliate	(88,926)	(103,420)
Distributions received from unconsolidated affiliate	103,504	110,559
Stock-based compensation	31,339	31,173
Provision for losses on receivables	734	1,569
Deferred income tax expense	(41,419)	(6,639)
Net loss (gain) from investments	4,515	(134)
Change in other long-term liabilities	3,014	2,103
Change in other assets	(4,820)	314
Contract costs capitalized, net of amortization	(1,554)	(482)
Other	(6,934)	921
Change in current assets and liabilities
(Increase) decrease in
Receivables from investment products	(32,187)	(4,537)
Receivables	(41,697)	(58,537)
Other current assets	(11,422)	(3,919)
Advances due from unconsolidated affiliate	54,328	51,422
(Decrease) increase in
Accounts payable	(2,103)	3,006
Accrued liabilities	27,092	(9,851)
Deferred revenue	3,093	150
Total adjustments	65,276	82,588
Net cash provided by operating activities	$428,519	$483,881

Note 2.    Investment in Unconsolidated Affiliate
LSV Asset Management
The Company has an investment in LSV Asset Management (LSV), a registered investment advisor that provides investment advisory services primarily to institutions, including pension plans and investment companies. LSV is currently an investment sub-advisor for a limited number of SEI-sponsored investment products. The Company's partnership interest in LSV as of September 30, 2022 was 38.6%. The Company accounts for its interest in LSV using the equity method because of its less than 50% ownership. The Company’s interest in the net assets of LSV is reflected in Investment in unconsolidated affiliate on the accompanying Consolidated Balance Sheets and its interest in the earnings of LSV is reflected in Equity in earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Operations.
At September 30, 2022, the Company’s total investment in LSV was $39,012. The Company receives partnership distributions from LSV on a quarterly basis. The Company received partnership distributions from LSV of $103,504 and $110,559 in the nine months ended September 30, 2022 and 2021, respectively. As such, the Company considers these distribution payments as returns on investment rather than returns of the Company's original investment in LSV and has therefore classified the associated cash inflows as an operating activity on the Consolidated Statements of Cash Flows.
The Company’s proportionate share in the earnings of LSV was $26,654 and $35,005 during the three months ended September 30, 2022 and 2021, respectively. During the nine months ended September 30, 2022 and 2021, the Company's proportionate share in the earnings of LSV was $88,926 and $103,420, respectively.
These tables contain condensed financial information of LSV:

Condensed Statement of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$91,588	$115,728	$299,852	$342,957
Net income	69,013	90,365	229,997	266,805

Condensed Balance Sheets	September 30, 2022	December 31, 2021
Current assets	$110,421	$171,058
Non-current assets	5,113	4,792
Total assets	$115,534	$175,850

Current liabilities	$64,263	$82,858
Non-current liabilities	3,260	3,863
Partners’ capital	48,011	89,129
Total liabilities and partners’ capital	$115,534	$175,850
On April 1, 2022, LSV provided an interest in the partnership to select key employees which reduced the ownership percentage of each existing partner on a pro-rata basis. As a result, the Company's total partnership interest in LSV was reduced slightly to approximately 38.6% from approximately 38.7%.

Note 3.    Composition of Certain Financial Statement Captions
Receivables
Receivables on the accompanying Consolidated Balance Sheets consist of:

	September 30, 2022	December 31, 2021
Trade receivables	$121,181	$111,209
Fees earned, not billed	332,457	315,255
Other receivables	31,390	16,747
	485,028	443,211
Less: Allowance for doubtful accounts	(2,336)	(1,602)
	$482,692	$441,609
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

Property and Equipment
Property and Equipment on the accompanying Consolidated Balance Sheets consists of:

	September 30, 2022	December 31, 2021
Buildings	$210,108	$209,766
Equipment	175,059	153,158
Land	26,439	24,651
Purchased software	160,437	156,387
Furniture and fixtures	21,402	21,254
Leasehold improvements	19,590	21,946
Construction in progress	960	955
	613,995	588,117
Less: Accumulated depreciation	(431,473)	(409,248)
Property and Equipment, net	$182,522	$178,869
The Company recognized $24,942 and $25,141 in depreciation expense related to property and equipment for the nine months ended September 30, 2022 and 2021, respectively.
Deferred Contract Costs
Deferred contract costs, which primarily consist of deferred sales commissions, were $37,790 and $36,236 as of September 30, 2022 and December 31, 2021, respectively. The Company deferred expenses related to contract costs of $4,648 and $2,932 during the three months ended September 30, 2022 and 2021, respectively. During the nine months ended September 30, 2022 and 2021, the Company deferred expenses related to contract costs of $9,710 and $6,978, respectively. Amortization expense related to deferred contract costs were $8,156 and $6,496 during the nine months ended September 30, 2022 and 2021, respectively. Amortization expense during the nine months ended September 30, 2022 includes $1,784 in expense accelerated as a result of the termination of a contractual agreement with a significant client (See Note 13). Amortization expense related to deferred contract costs is included in Compensation, benefits and other personnel on the accompanying Consolidated Statements of Operations. There were no material impairment losses in relation to deferred contract costs during the nine months ended September 30, 2022.
Accrued Liabilities
Accrued liabilities on the accompanying Consolidated Balance Sheets consist of:

	September 30, 2022	December 31, 2021
Accrued employee compensation	$82,946	$107,933
Accrued employee benefits and other personnel	7,142	13,951
Accrued voluntary separation program	58,424	—
Accrued consulting, outsourcing and professional fees	41,919	36,411
Accrued sub-advisory, distribution and other asset management fees	57,988	58,661
Accrued dividend payable	—	55,452
Other accrued liabilities	46,568	51,974
Total accrued liabilities	$294,987	$324,382

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
The pricing policies and procedures applied for our Level 1 and Level 2 financial assets during the nine months ended September 30, 2022 were consistent with those as described in the Company's Annual Report on Form 10-K at December 31, 2021. The Company had no Level 3 financial assets at September 30, 2022 or December 31, 2021 that were required to be measured at fair value on a recurring basis. Level 3 financial liabilities at September 30, 2022 and December 31, 2021 consist entirely of the estimated contingent consideration resulting from an acquisition (See Note 12). The fair value of the contingent consideration was determined using a Monte-Carlo simulation model. Key assumptions for the Monte-Carlo simulation model include expected revenues, expected volatility, risk-free rate and other factors. There were no transfers of financial assets between levels within the fair value hierarchy during the nine months ended September 30, 2022.
The fair value of certain financial assets of the Company was determined using the following inputs:

		Fair Value Measurements at the End of the Reporting Period Using
Assets	September 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity securities	$10,139	$10,139	$—
Available-for-sale debt securities	99,236	—	99,236
Fixed-income securities owned	31,586	—	31,586
Investment funds sponsored by LSV (1)	5,620
	$146,581	$10,139	$130,822

		Fair Value Measurements at the End of the Reporting Period Using
Assets	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity securities	$12,406	$12,406	$—
Available-for-sale debt securities	117,135	—	117,135
Fixed-income securities owned	28,267	—	28,267
Investment funds sponsored by LSV (1)	6,916
	$164,724	$12,406	$145,402
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

Cash Equivalents
Investments in money market funds and commercial paper classified as cash equivalents had a fair value of $474,736 and $422,838 at September 30, 2022 and December 31, 2021, respectively. There were no material unrealized or realized gains or losses from these investments during the nine months ended September 30, 2022 and 2021. Investments in money market funds and commercial paper are Level 1 assets.
Available for Sale and Equity Securities
Available For Sale and Equity Securities on the accompanying Consolidated Balance Sheets consist of:

	At September 30, 2022
	Cost Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-sale debt securities	$113,155	$—	$(13,919)	$99,236
SEI-sponsored mutual funds	6,197	—	(745)	5,452
Equities and other mutual funds	5,030	—	(343)	4,687
	$124,382	$—	$(15,007)	$109,375

	At December 31, 2021
	Cost Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-sale debt securities	$117,215	$—	$(80)	$117,135
SEI-sponsored mutual funds	6,748	463	—	7,211
Equities and other mutual funds	4,935	260	—	5,195
	$128,898	$723	$(80)	$129,541
Net unrealized losses at September 30, 2022 of available-for-sale debt securities were $10,718 (net of income tax benefit of $3,201). Net unrealized losses at December 31, 2021 of available-for-sale debt securities were $62 (net of income tax benefit of $18). These unrealized losses are associated with the Company’s investments in mortgage-backed securities issued by GNMA and were caused by interest rate increases (See Note 4). The contractual cash flows of these securities are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company's investments. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. These net unrealized losses are reported as a separate component of Accumulated other comprehensive loss on the accompanying Consolidated Balance Sheets.
There were gross realized losses of $521 and $861 from available-for-sale debt securities during the nine months ended September 30, 2022 and 2021, respectively. There were no gross realized gains from available-for-sale debt securities during the nine months ended September 30, 2022 and 2021. Realized losses from available-for-sale debt securities, including amounts reclassified from accumulated comprehensive loss, are reflected in Net (loss) gain from investments on the accompanying Consolidated Statements of Operations.
There were gross realized gains of $226 and gross realized losses of $714 from mutual funds and equities during the nine months ended September 30, 2022. There were gross realized gains of $714 and gross realized losses of $65 from mutual funds and equities during the nine months ended September 30, 2021. Gains and losses from mutual funds and equities are reflected in Net (loss) gain from investments on the accompanying Consolidated Statements of Operations.
Investments in Affiliated Funds
The Company has an investment in funds sponsored by LSV. The Company records this investment on the accompanying Consolidated Balance Sheets at fair value. Unrealized gains and losses from the change in fair value of these funds are recognized in Net (loss) gain from investments on the accompanying Consolidated Statements of Operations.
The funds had a fair value of $5,620 and $6,916 at September 30, 2022 and December 31, 2021, respectively. The Company recognized unrealized losses of $380 and $39 during the three months ended September 30, 2022 and 2021, respectively, from the change in fair value of the funds. The Company recognized unrealized losses of $1,296 and unrealized gains of $727 during the nine months ended September 30, 2022 and 2021, respectively, from the change in fair value of the funds.

Securities Owned
The Company’s broker-dealer subsidiary, SIDCO, has investments in U.S. government agency securities with maturity dates less than one year. These investments are reflected as Securities owned on the accompanying Consolidated Balance Sheets. Due to specialized accounting practices applicable to investments by broker-dealers, the securities are reported at fair value and changes in fair value are recorded in current period earnings. The securities had a fair value of $31,586 and $28,267 at September 30, 2022 and December 31, 2021, respectively. There were no material net gains or losses related to the securities during the three and nine months ended September 30, 2022 and 2021.

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
In November 2021, the Company borrowed $40,000 under the Credit Facility for the funding of an acquisition (See Note 12). During the nine months ended September 30, 2022, the Company made principal payments of $40,000 to fully repay the outstanding balance of the Credit Facility.
As of October 20, 2022, the Company had outstanding letters of credit of $6,003 under the Credit Facility. These letters of credit were issued primarily for the expansion of the Company's headquarters and are scheduled to expire during 2022. The amount of the Credit Facility that is available for general corporate purposes as of October 20, 2022 was $318,997.
The Company was in compliance with all covenants of the Credit Facility during the nine months ended September 30, 2022.

Note 7.    Shareholders’ Equity
Stock-Based Compensation
The Company has only non-qualified stock options and restricted stock units outstanding under its equity compensation plans. All outstanding stock options have performance-based vesting provisions specific to each option grant that tie the vesting of the applicable stock options to the Company’s financial performance. The Company’s stock options vest at a rate of 50% when a specified financial vesting target is achieved, and the remaining 50% when a second, higher specified financial vesting target is achieved. Options vest as a result of achievement of the financial vesting targets. Options granted in December 2017 and thereafter include a service condition which requires a minimum two or four year waiting period from the grant date along with the attainment of the applicable financial vesting target. The targets are measured annually on December 31. The amount of stock-based compensation expense recognized in the period is based upon management’s estimate of when the financial vesting targets may be achieved. Any change in management’s estimate could result in the remaining amount of stock-based compensation expense to be accelerated, spread out over a longer period, or reversed. This may cause volatility in the recognition of stock-based compensation expense in future periods and could materially affect the Company’s earnings. The Company's restricted stock units outstanding vest ratably over four years from the date the award is granted.
The Company recognized stock-based compensation expense in its Consolidated Financial Statements in the three and nine months ended September 30, 2022 and 2021, respectively, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock-based compensation expense	$10,766	$11,318	$31,339	$31,173
Less: Deferred tax benefit	(1,917)	(1,857)	(5,851)	(5,615)
Stock-based compensation expense, net of tax	$8,849	$9,461	$25,488	$25,558
The Company revised its estimate of when some vesting targets are expected to be achieved. This change in management's estimate resulted in a decrease of $2,779 in stock-based compensation expense during the nine months ended September 30, 2022.
As of September 30, 2022, there was approximately $72,913 of unrecognized compensation cost remaining related to unvested employee stock options and restricted stock units that management expects will vest and is being amortized.
The Company issues new common shares associated with the exercise of stock options. The total intrinsic value of options exercised during the nine months ended September 30, 2022 was $18,147. The total options exercisable as of September 30, 2022 had an intrinsic value of $33,688. The total intrinsic value for options exercisable is calculated as the difference between the market value of the Company’s common stock as of September 30, 2022 and the weighted average exercise price of the options. The market value of the Company’s common stock as of September 30, 2022 was $49.05 as reported by the Nasdaq Stock Market, LLC. The weighted average exercise price of the options exercisable as of September 30, 2022 was $49.90. Total options that were outstanding as of September 30, 2022 were 17,645,000. Total options that were exercisable as of September 30, 2022 were 7,705,000.
The Company initiated a voluntary separation program to long-tenured employees which was finalized in July 2022. Certain allowances provided to the participating employees in the program resulted in modifications to the Company's equity compensation plans related to the vesting of stock options during the remainder of 2022 and the period in which the employee may exercise vested stock options after the termination of employment (See Note 14). The Company incurred additional stock-based compensation expense of $2,307 as a result of these modifications. The Company accounts for stock option forfeitures as they occur. During the three months ended September 30, 2022, the Company reversed previously recognized stock-option expense of $784 as a result of the cancellation of certain stock option awards to employees participating in the voluntary separation program.
Common Stock Buyback
The Company’s Board of Directors, under multiple authorizations, has authorized the repurchase of common stock on the open market or through private transactions. The Company purchased 4,573,000 shares at a total cost of $258,817 during the nine months ended September 30, 2022, which reduced the total shares outstanding of common stock. The cost of stock purchases during the period includes the cost of certain transactions that settled in the following quarter. On June 1, 2022, the Company's Board of Directors approved an increase in the stock repurchase program by an additional $200,000. As of September 30, 2022, the Company had approximately $172,477 of authorization remaining for the purchase of common stock under the program.
The Company immediately retires its common stock when purchased. Upon retirement, the Company reduces Capital in excess of par value for the average capital per share outstanding and the remainder is charged against Retained earnings. If the Company reduces its Retained earnings to zero, any subsequent purchases of common stock will be charged entirely to Capital in excess of par value.
Cash Dividend
On June 1, 2022, the Board of Directors declared a cash dividend of $0.40 per share on the Company's common stock, which was paid on June 22, 2022, to shareholders of record on June 13, 2022. Cash dividends declared during the nine months ended September 30, 2022 and 2021 were $54,378 and $52,389, respectively.

Note 8.    Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss, net of tax, are as follows:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Investments	Accumulated Other Comprehensive Loss
Balance, January 1, 2022	$(19,781)	$(62)	$(19,843)

Other comprehensive loss before reclassifications	(37,090)	(11,057)	(48,147)
Amounts reclassified from accumulated other comprehensive loss	—	401	401
Net current-period other comprehensive loss	(37,090)	(10,656)	(47,746)

Balance, September 30, 2022	$(56,871)	$(10,718)	$(67,589)

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
The information in the following tables is derived from internal financial reporting used for corporate management purposes. There are no inter-segment revenues for the three and nine months ended September 30, 2022 and 2021. Assets are not allocated to segments for internal reporting purposes. The accounting policies of the reportable business segments are the same as those described in Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

The following tables highlight certain financial information about each of the business segments for the three months ended September 30, 2022 and 2021:

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Three Months Ended September 30, 2022
Revenues	$122,660	$109,565	$78,260	$156,015	$4,834	$471,334
Expenses	116,661	61,150	42,149	100,876	9,915	330,751
Operating profit (loss)	$5,999	$48,415	$36,111	$55,139	$(5,081)	$140,583

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Three Months Ended September 30, 2021
Revenues	$123,018	$124,768	$85,759	$147,412	$4,365	$485,322
Expenses	116,679	62,107	41,643	89,594	12,820	322,843
Operating profit (loss)	$6,339	$62,661	$44,116	$57,818	$(8,455)	$162,479
A reconciliation of the total operating profit reported for the business segments to income from operations in the Consolidated Statements of Operations for the three months ended September 30, 2022 and 2021 is as follows:

	2022	2021
Total operating profit from segments	$140,583	$162,479
Corporate overhead expenses (1)	(89,537)	(21,354)
Income from operations	$51,046	$141,125
(1) Corporate overhead expenses include the total costs for the Voluntary Separation Program (See Note 14).
The following tables provide additional information for the three months ended September 30, 2022 and 2021 pertaining to the business segments:

	Capital Expenditures (2)		Depreciation
	2022	2021	2022	2021
Private Banks	$8,404	$6,173	$5,050	$4,980
Investment Advisors	3,476	2,896	513	499
Institutional Investors	1,080	720	283	271
Investment Managers	9,843	3,722	2,498	2,428
Investments in New Businesses	227	336	36	60
Total from business segments	$23,030	$13,847	$8,380	$8,238
Corporate overhead	486	419	178	170
	$23,516	$14,266	$8,558	$8,408
(2) Capital expenditures include additions to property and equipment and capitalized software.

	Amortization
	2022	2021
Private Banks	$4,515	$8,526
Investment Advisors	1,736	3,014
Institutional Investors	1,808	427
Investment Managers	2,121	2,451
Investments in New Businesses	145	185
Total from business segments	$10,325	$14,603
Corporate overhead	57	71
	$10,382	$14,674

The following tables highlight certain financial information about each of business segment for the nine months ended September 30, 2022 and 2021:

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Nine Months Ended September 30, 2022
Revenues	$460,392	$341,989	$248,582	$468,842	$14,642	$1,534,447
Expenses	359,676	189,045	131,432	300,520	34,709	1,015,382
Operating profit (loss)	$100,716	$152,944	$117,150	$168,322	$(20,067)	$519,065

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Nine Months Ended September 30, 2021
Revenues	$364,302	$357,458	$255,957	$426,639	$12,303	$1,416,659
Expenses	345,057	176,267	122,696	257,609	39,855	941,484
Operating profit (loss)	$19,245	$181,191	$133,261	$169,030	$(27,552)	$475,175
A reconciliation of the total operating profit reported for the business segments to income from operations in the Consolidated Statements of Operations for the nine months ended September 30, 2022 and 2021:

	2022	2021
Total operating profit from segments	$519,065	$475,175
Corporate overhead expenses (1)	(137,360)	(65,192)
Income from operations	$381,705	$409,983
(1) Corporate overhead expenses include the total costs for the Voluntary Separation Program (See Note 14).
The following tables provide additional information for the nine months ended September 30, 2022 and 2021:

	Capital Expenditures (2)		Depreciation
	2022	2021	2022	2021
Private Banks	$24,167	$20,596	$15,710	$13,290
Investment Advisors	9,926	8,784	1,438	3,205
Institutional Investors	3,057	2,115	857	982
Investment Managers	17,980	8,726	6,273	6,508
Investments in New Businesses	640	788	124	306
Total from business segments	$55,770	$41,009	$24,402	$24,291
Corporate Overhead	1,376	997	540	850
	$57,146	$42,006	$24,942	$25,141
(2) Capital expenditures include additions to property and equipment and capitalized software.

	Amortization
	2022	2021
Private Banks	$21,315	$25,735
Investment Advisors	8,127	8,550
Institutional Investors	6,348	1,280
Investment Managers	7,274	7,375
Investments in New Businesses	515	555
Total from business segments	$43,579	$43,495
Corporate Overhead	198	254
	$43,777	$43,749

Note 10.    Income Taxes
The gross liability for unrecognized tax benefits at September 30, 2022 and December 31, 2021 was $17,718 and $14,887, respectively, exclusive of interest and penalties, of which $16,973 and $14,382 would affect the effective tax rate if the Company were to recognize the tax benefit.
The Company classifies interest and penalties on unrecognized tax benefits as income tax expense. As of September 30, 2022 and December 31, 2021, the combined amount of accrued interest and penalties related to tax positions taken on tax returns was $1,458 and $1,338, respectively.

	September 30, 2022	December 31, 2021
Gross liability for unrecognized tax benefits, exclusive of interest and penalties	$17,718	$14,887
Interest and penalties on unrecognized benefits	1,458	1,338
Total gross uncertain tax positions	$19,176	$16,225
Amount included in Current liabilities	$4,190	$4,253
Amount included in Other long-term liabilities	14,986	11,972
	$19,176	$16,225
The effective income tax rate for the three and nine months ended September 30, 2022 and 2021 differs from the federal income tax statutory rate due to the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Statutory rate	21.0%	21.0%	21.0%	21.0%
State taxes, net of federal tax benefit	3.4	2.5	2.9	3.0
Foreign tax expense and tax rate differential	(0.2)	(0.1)	(0.1)	(0.1)
Tax benefit from stock option exercises	(1.1)	(0.6)	(0.5)	(1.0)
State settlements	—	(0.3)	—	(0.2)
Provision-to-return adjustment	—	(0.5)	—	(0.2)
Other, net	(0.1)	(0.3)	(0.2)	(0.3)
	23.0%	21.7%	23.1%	22.2%
The increase in the Company's effective tax rate for the three months ended September 30, 2022 was primarily due to an increase in the state effective tax rate and one-time state settlements which reduced the effective rate in 2021. Provision-to-return adjustments and statutory limitations which lowered the 2021 effective rate are expected to be realized in the fourth quarter of 2022. The increase was partially offset by increased tax benefits related to the stock option exercises as a percentage of net income in the third quarter of 2022 compared to the third quarter of 2021.
The increase in the Company's effective tax rate for the nine months ended September 30, 2022 was primarily due to decreased tax benefits related to the lower volume of stock option exercises in 2022 compared to the prior year period as well as the timing of one-time state settlements which reduced the effective rate in 2021. Provision-to-return adjustments and statutory limitations which lowered the 2021 effective rate for the nine month period are expected to be realized in the fourth quarter of 2022.
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
The Company estimates it will recognize $4,190 of gross unrecognized tax benefits. This amount is expected to be paid within one year or to be removed at the expiration of the statute of limitations and resolution of income tax audits and is netted against the current payable account. These unrecognized tax benefits are related to tax positions taken on certain federal, state, and foreign tax returns. However, the timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. While it is reasonably possible that some issues under examination could be resolved in the next twelve months, based upon the current facts and circumstances, the Company cannot reasonably estimate the timing of such resolution or the total range of potential changes as it relates to the current unrecognized tax benefits that are recorded as part of the Company’s financial statements.
On July 8, 2022, House Bill 1342 was signed into law in the Commonwealth of Pennsylvania, making significant changes to the corporate income tax rate. The bill reduces the corporate income tax rate from 9.99% to 4.99% with reductions occurring in phases beginning each tax year from January 1, 2023 through January 1, 2031. U.S. GAAP requires companies to recognize the effect of tax law changes in the period of enactment. The Company is currently evaluating the enactment of this law but does not expect the impact on its consolidated financial statements and related disclosures to be material.
On August 16, 2022, President Biden signed into law H.R. 5376, commonly referred to as the Inflation Reduction Act of 2022 (IRA). IRA introduces a new 15% corporate alternative minimum tax as well as a 1% excise tax on repurchases of stock by certain publicly traded corporations. Both of these provisions begin for tax years beginning after December 31, 2022. The Company is currently evaluating the enactment of IRA but does not expect the impact on its consolidated financial statements and related disclosures to be material.

Note 11.    Commitments and Contingencies
In the ordinary course of business, the Company from time to time enters into contracts containing indemnification obligations of the Company. These obligations may require the Company to make payments to another party upon the occurrence of certain events including the failure by the Company to meet its performance obligations under the contract. These contractual indemnification provisions are often standard contractual terms of the nature customarily found in the type of contracts entered into by the Company. In many cases, there are no stated or notional amounts included in the indemnification provisions. There are no amounts reflected on the Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021 related to these indemnifications.
Stanford Trust Company Litigation
There has been no material change to the status of the litigations related to the Stanford Trust Company matters or the Company’s expectations with respect to such matters as previously reported in the Company’s quarterly report on Form 10-Q as filed with the Commission on April 25, 2022.
SS&C Advent Matter
On February 28, 2020, SEI Global Services, Inc. (SGSI), a wholly-owned subsidiary of the Company, filed a complaint under seal in the United States District Court for the Eastern District of Pennsylvania against SS&C Advent (Advent) and SS&C Technologies Holdings, Inc. (SS&C) alleging that SS&C and Advent breached the terms of the contract between the parties and asking the Court to hold SS&C and Advent to their bargained-for obligations (the Advent Matter). In addition to Breach of Contract, the complaint also included counts for Declaratory Judgment, Tortious Interference with Existing and Prospective Contractual Relations, Violation of the New York General Business Law Section 349, Violations of Section 2 of the Sherman Antitrust Act, Promissory Estoppel and Breach of the Covenant of Good Faith and Fair Dealing. SGSI sought various forms of relief, including declaratory judgment, specific performance under the contract, and monetary damages, including punitive damages, treble damages and attorney’s fees.
On October 23, 2020, the federal court dismissed SEI’s federal antitrust claims but declined to rule on the state law claims. SGSI appealed the dismissal of the federal anti-trust claims to the Third Circuit Court of Appeals. On June 30, 2022, the Third Circuit Court of Appeals issued an order denying SGSI’s appeal of the District Court’s ruling.
Beginning in October 23, 2020, Advent and SGSI litigated the remaining breach of contract, breach of the implied duty of good faith and fair dealing, and tortious interference with contract claims in New York State Court. New York State Court rulings during the litigation of the Advent Matter affirmed the validity and enforceability of SGSI’s perpetual license to Advent’s Geneva software.
On September 26, 2022, the parties entered into a confidential settlement agreement of the outstanding issues being litigated in the Advent Matter.
On October 3, 2022, Judge Borrok of the New York State Court issued an Order dismissing the Advent Matter in connection with the settlement agreement.
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

Note 12.    Goodwill and Intangible Assets
The changes in the carrying amount of the Company's goodwill by segment are as follows:

	Institutional Investors	Investment Managers	Investments in New Businesses	Total

Balance, December 31, 2021	$48,911	$56,822	$11,499	$117,232
Measurement period adjustments	103	216	—	319
Foreign currency translation adjustments	—	(42)	—	(42)
Balance, September 30, 2022	$49,014	$56,996	$11,499	$117,509
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
In April 2018, the Company acquired all ownership interests of Huntington Steele, LLC (Huntington Steele). The total purchase price was allocated to Huntington Steele’s net tangible and intangible assets based upon their estimated fair values at the date of purchase. The excess purchase price over the value of the identifiable intangible assets was recorded as goodwill. The total amount of goodwill from this transaction amounted to $11,499 and is included on the accompanying Consolidated Balance Sheets. The total purchase price for Huntington Steele included a contingent purchase price payable to the sellers upon the attainment of specified financial measures determined at various intervals occurring between 2019 and 2023. The Company made payments of $868 and $3,965 during the nine months ended September 30, 2022 and 2021, respectively, to the sellers. As of September 30, 2022, the remaining amount of the contingent consideration of $9,271 is included in Accrued liabilities on the accompanying Balance Sheet.
The Company recognized $9,534 and $3,312 of amortization expense related to the intangible assets acquired during the nine months ended September 30, 2022 and 2021, respectively.

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

Disaggregation of Revenue
The following tables provide additional information pertaining to our revenues disaggregated by major product line and primary geographic market based on the location of the use of the products or services for each of the business segments for the three months ended September 30, 2022 and 2021:

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
Major Product Lines:	For the Three Months Ended September 30, 2022
Investment management fees from pooled investment products	$30,002	$63,688	$12,928	$81	$367	$107,066
Investment management fees from investment management agreements	633	39,915	60,887	—	3,992	105,427
Investment operations fees	336	—	—	144,181	—	144,517
Investment processing fees - PaaS	57,818	—	—	—	—	57,818
Investment processing fees - SaaS	29,855	—	2,650	3,963	—	36,468
Professional services fees	3,195	—	—	798	—	3,993
Account fees and other	821	5,962	1,795	6,992	475	16,045
Total revenues	$122,660	$109,565	$78,260	$156,015	$4,834	$471,334

Primary Geographic Markets:
United States	$81,628	$109,565	$65,571	$141,928	$4,834	$403,526
United Kingdom	27,186	—	9,729	—	—	36,915
Canada	10,495	—	1,357	—	—	11,852
Ireland	3,351	—	1,570	9,580	—	14,501
Luxembourg	—	—	—	4,507	—	4,507
Other	—	—	33	—	—	33
Total revenues	$122,660	$109,565	$78,260	$156,015	$4,834	$471,334

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
Major Product Lines:	For the Three Months Ended September 30, 2021
Investment management fees from pooled investment products	$34,212	$77,123	$13,639	$32	$338	$125,344
Investment management fees from investment management agreements	605	41,688	71,964	—	3,864	118,121
Investment operations fees	363	—	—	136,978	—	137,341
Investment processing fees - PaaS	54,191	—	—	—	—	54,191
Investment processing fees - SaaS	28,579	—	—	3,848	—	32,427
Professional services fees	4,174	—	—	871	—	5,045
Account fees and other	894	5,957	156	5,683	163	12,853
Total revenues	$123,018	$124,768	$85,759	$147,412	$4,365	$485,322

Primary Geographic Markets:
United States	$77,260	$124,768	$68,810	$136,934	$4,365	$412,137
United Kingdom	28,767	—	13,327	—	—	42,094
Canada	12,343	—	926	—	—	13,269
Ireland	4,648	—	2,570	10,478	—	17,696
Other	—	—	126	—	—	126
Total revenues	$123,018	$124,768	$85,759	$147,412	$4,365	$485,322
The following tables provide additional information pertaining to our revenues disaggregated by major product line and primary geographic market based on the location of the use of the products or services for each of the Company’s business segments for the nine months ended September 30, 2022 and 2021:

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
Major Product Lines:	For the Nine Months Ended September 30, 2022
Investment management fees from pooled investment products	$95,113	$203,171	$42,494	$288	$1,136	$342,202
Investment management fees from investment management agreements	1,504	122,321	192,559	—	12,191	328,575
Investment operations fees	1,040	—	—	434,302	—	435,342
Investment processing fees - PaaS	170,651	—	—	—	—	170,651
Investment processing fees - SaaS	89,259	—	8,781	11,532	—	109,572
Professional services fees (1)	100,020	—	—	1,822	—	101,842
Account fees and other	2,805	16,497	4,748	20,898	1,315	46,263
Total revenues	$460,392	$341,989	$248,582	$468,842	$14,642	$1,534,447

Primary Geographic Markets:
United States	$244,472	$341,989	$204,836	$428,303	$14,642	$1,234,242
United Kingdom	171,042	—	33,761	—	—	204,803
Canada	33,318	—	4,023	—	—	37,341
Ireland	11,560	—	5,700	28,818	—	46,078
Luxembourg	—	—	—	11,721	—	11,721
Other	—	—	262	—	—	262
Total revenues	$460,392	$341,989	$248,582	$468,842	$14,642	$1,534,447

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
Investment processing fees - Software as a Service - Revenues associated with clients of the Private Banks segment that outsource investment processing technology software and computer processing by accessing the Company's proprietary software and data center remotely but retain responsibility for all investment operations, client administration and other back-office trust operations. The contractual fee is based on a monthly fee plus additional fees determined on a per-account or per-transaction basis. The client is billed directly on a monthly basis.
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

Note 14.    Voluntary Separation Program
The Company initiated a Voluntary Separation Program (VSP) to long-tenured employees which was finalized in July 2022. The VSP was offered to long-tenured employees as part of its commitment to professional development and expanded responsibilities for current and new employees by increasing advancement opportunities.
The VSP was made available to employees in the United States who met the long-term tenure requirements and includes a severance package and the continuation of certain benefits based upon years of service. The severance package also includes allowances related to the vesting of certain stock option awards during the remainder of 2022 and the period in which the employee may exercise vested stock options after the termination of employment. These allowances are considered modifications to the Company's equity compensation plans.
The majority of the accepted employees are scheduled to finish their employment during the first quarter 2023. All employees accepted into the program are scheduled to finish their employment before the end of 2023. The expected departure dates for participating employees may be adjusted based on management’s determination of how best to ensure a smooth and successful transition of responsibilities. In accordance with accounting guidance, the Company is required to recognize all costs related to termination salary and benefits under the VSP in the period in which the participating employees are irrevocably accepted into the program and the amount is reasonably estimated. As a result, the Company recognized $56,996 in net personnel costs associated with the VSP during the three months ended September 30, 2022. These personnel costs include stock-based compensation expense from modifications to the Company's equity compensation plans related to the vesting of stock options awarded to employees participating in the VSP net of options forfeited (See Note 7).

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

Overview
Consolidated Summary
SEI is a leading global provider of technology-driven wealth and investment management solutions. We deliver comprehensive platforms, services and infrastructure–encompassing technology, operational, and investment management services–to help wealth managers, financial advisors, investment managers, family offices, institutional and private investors create and manage wealth. Investment processing fees are earned as either monthly fees for contracted services or as a percentage of the market value of our clients' assets processed on our platforms. Investment operations and investment management fees are earned as a percentage of assets under management, administration or advised assets. As of September 30, 2022, through our subsidiaries and partnerships in which we have a significant interest, we manage, advise or administer $1.2 trillion in hedge, private equity, mutual fund and pooled or separately managed assets, including $378.2 billion in assets under management and $785.4 billion in client assets under administration. Our affiliate, LSV Asset Management (LSV), manages $75.4 billion of assets which are included as assets under management.
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021 were:

	Three Months Ended September 30,		Percent Change*	Nine Months Ended September 30,		Percent Change*
	2022	2021		2022	2021
Revenues	$471,334	$485,322	(3)%	$1,534,447	$1,416,659	8%
Expenses	420,288	344,197	22%	1,152,742	1,006,676	15%
Income from operations	51,046	141,125	(64)%	381,705	409,983	(7)%
Net (loss) gain from investments	(1,406)	(575)	NM	(4,515)	134	NM
Interest income, net of interest expense	3,819	791	383%	6,059	2,361	157%
Equity in earnings from unconsolidated affiliate	26,654	35,005	(24)%	88,926	103,420	(14)%
Income before income taxes	80,113	176,346	(55)%	472,175	515,898	(8)%
Income taxes	18,454	38,301	(52)%	108,932	114,605	(5)%
Net income	61,659	138,045	(55)%	363,243	401,293	(9)%
Diluted earnings per common share	$0.45	$0.97	(54)%	$2.63	$2.79	(6)%
* Variances noted "NM" indicate the percent change is not meaningful.
The following items had a significant impact on our financial results for the three and nine months ended September 30, 2022 and 2021:
•Revenue growth in the first nine months of 2022 was primarily driven by higher Information processing and software servicing fees from early termination fees of $88.0 million recorded during the first quarter 2022 and new client conversions.
•Revenue from Asset management, administration and distribution fees increased slightly in the first nine months of 2022 from higher average assets under administration from market appreciation during 2021 and positive cash flows from new and existing clients despite the significant decline in market conditions in 2022, most notably in the third quarter. Average assets under administration decreased $69.1 billion, or 8%, to $786.6 billion in the third quarter of 2022 as compared to $855.7 billion during the third quarter of 2021. Average assets under administration increased $14.0 billion, or 2%, to $859.2 billion in the first nine months of 2022 as compared to $845.2 billion during the first nine months of 2021.
•Revenue from Asset management, administration and distribution fees was negatively impacted from the loss of a significant client of the Investment Advisors segment. Average assets under management, excluding LSV, increased $21.1 billion, or 7%, to $312.4 billion in the first nine months of 2022 as compared to $291.3 billion during the first nine months of 2021.

•Revenues from our acquisitions of SEI Novus and Atlas Master Trust were $8.7 million and $3.7 million, respectively, during the first nine months of 2022. SEI Novus and Atlas Master Trust were acquired during the fourth quarter of 2021 and are reported in the Institutional Investors segment (See Note 12 to the Consolidated Financial Statements).
•Earnings from LSV decreased to $88.9 million in the first nine months of 2022 as compared to $103.4 million in the first nine months of 2021 due to negative cash flows from existing clients, market depreciation and client losses.
•Operating expenses also increased from higher personnel and consulting costs due to business growth and competitive labor markets. Operational expenses also increased due to personnel costs and investments in compliance infrastructure to meet new regulatory requirements.The increase was partially offset by lower direct costs related to asset management revenues and lower amortization expense.
•We initiated a Voluntary Separation Program (VSP) to long-tenured employees as part of our commitment to professional development and expanded responsibilities for current and new employees by increasing advancement opportunities. We recognized one-time costs of $57.0 million during the third quarter 2022 from the program. These costs are primarily included in Compensation, benefits and other personnel costs on the accompanying Consolidated Statements of Operations (See Note 14 to the Consolidated Financial Statements).
•The Institutional Investors segment includes personnel, professional fees, amortization and other costs related to SEI Novus and Atlas Master Trust. These expenses are primarily included in Compensation, benefits and other personnel costs, Consulting, outsourcing and professional fees, and Amortization on the accompanying Consolidated Statements of Operations.
•We capitalized $19.5 million in the first nine months of 2022 for the SEI Wealth Platform as compared to $19.4 million in the first nine months of 2021. Amortization expense related to SWP was $29.7 million during the first nine months of 2022 as compared to $35.8 million during the first nine months of 2021. The decline in amortization expense was due to the amortization period of the initial development costs related to SWP which ended during the second quarter 2022 (See the caption "Capitalized software development costs" later in this discussion for more information).
•We continued the stock repurchase program during 2022 and purchased 4.6 million shares for $258.8 million in the nine month period.

Ending Asset Balances
(In millions)

	As of September 30,		Percent Change
	2022	2021
Private Banks:
Equity and fixed-income programs	$20,131	$25,618	(21)%
Collective trust fund programs	7	6	17%
Liquidity funds	3,778	3,988	(5)%
Total assets under management	$23,916	$29,612	(19)%
Client assets under administration	4,161	4,675	(11)%
Total assets	$28,077	$34,287	(18)%
Investment Advisors:
Equity and fixed-income programs	$62,579	$78,560	(20)%
Liquidity funds	5,200	3,477	50%
Total Platform assets under management	$67,779	$82,037	(17)%
Platform-only assets	12,609	13,728	(8)%
Total Platform assets	$80,388	$95,765	(16)%
Institutional Investors:
Equity and fixed-income programs	$69,621	$89,441	(22)%
Collective trust fund programs	6	5	20%
Liquidity funds	1,640	2,599	(37)%
Total assets under management	$71,267	$92,045	(23)%
Client assets under advisement	4,204	4,698	(11)%
Total assets	$75,471	$96,743	(22)%
Investment Managers:
Collective trust fund programs (A)	$137,538	$87,488	57%
Liquidity funds	248	568	(56)%
Total assets under management	$137,786	$88,056	56%
Client assets under administration	781,246	861,605	(9)%
Total assets	$919,032	$949,661	(3)%
Investments in New Businesses:
Equity and fixed-income programs	$1,813	$1,964	(8)%
Liquidity funds	221	202	9%
Total assets under management	$2,034	$2,166	(6)%
Client assets under advisement	1,026	1,378	(26)%
Total assets	$3,060	$3,544	(14)%
LSV:
Equity and fixed-income programs (B)	$75,380	$97,604	(23)%

Total:
Equity and fixed-income programs (C)	$229,524	$293,187	(22)%
Collective trust fund programs	137,551	87,499	57%
Liquidity funds	11,087	10,834	2%
Total assets under management	$378,162	$391,520	(3)%
Client assets under advisement	5,230	6,076	(14)%
Client assets under administration (D)	785,407	866,280	(9)%
Platform-only assets	12,609	13,728	(8)%
Total assets	$1,181,408	$1,277,604	(8)%
(A)Collective trust fund program assets are included in assets under management since SEI is the trustee. Fees earned on this product are less than fees earned on customized asset management programs.
(B)    Equity and fixed-income programs include $1.7 billion of assets managed by LSV in which fees are based solely on performance and are not calculated as an asset-based fee (as of September 30, 2022).
(C)    Equity and fixed-income programs include $6.2 billion of assets invested in various asset allocation funds (as of September 30, 2022).
(D)    In addition to the assets presented, SEI also administers an additional $12.5 billion in Funds of Funds assets on which SEI does not earn an administration fee (as of September 30, 2022).

Average Asset Balances
(In millions)

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2022	2021		2022	2021
Private Banks:
Equity and fixed-income programs	$22,115	$26,232	(16)%	$23,822	$25,809	(8)%
Collective trust fund programs	7	6	17%	7	6	17%
Liquidity funds	3,742	3,916	(4)%	3,980	3,875	3%
Total assets under management	$25,864	$30,154	(14)%	$27,809	$29,690	(6)%
Client assets under administration	4,026	4,476	(10)%	4,230	4,399	(4)%
Total assets	$29,890	$34,630	(14)%	$32,039	$34,089	(6)%
Investment Advisors:
Equity and fixed-income programs	$67,464	$79,602	(15)%	$71,825	$76,560	(6)%
Liquidity funds	5,380	3,403	58%	5,867	3,464	69%
Total Platform assets under management	$72,844	$83,005	(12)%	$77,692	$80,024	(3)%
Platform-only assets	13,271	13,863	(4)%	13,464	13,120	3%
Total Platform assets	$86,115	$96,868	(11)%	$91,156	$93,144	(2)%
Institutional Investors:
Equity and fixed-income programs	$74,859	$91,965	(19)%	$81,693	$92,257	(11)%
Collective trust fund programs	6	5	20%	5	56	(91)%
Liquidity funds	1,717	2,742	(37)%	2,012	2,681	(25)%
Total assets under management	$76,582	$94,712	(19)%	$83,710	$94,994	(12)%
Client assets under advisement	4,194	4,658	(10)%	4,357	4,440	(2)%
Total assets	$80,776	$99,370	(19)%	$88,067	$99,434	(11)%
Investment Managers:
Collective trust fund programs (A)	$143,817	$89,441	61%	$120,628	$84,010	44%
Liquidity funds	250	532	(53)%	322	497	(35)%
Total assets under management	$144,067	$89,973	60%	$120,950	$84,507	43%
Client assets under administration	782,559	851,183	(8)%	854,925	840,774	2%
Total assets	$926,626	$941,156	(2)%	$975,875	$925,281	5%
Investments in New Businesses:
Equity and fixed-income programs	$1,939	$1,958	(1)%	$1,993	$1,857	7%
Liquidity funds	231	205	13%	260	203	28%
Total assets under management	$2,170	$2,163	—%	$2,253	$2,060	9%
Client assets under advisement	1,126	1,423	(21)%	1,229	1,385	(11)%
Total assets	$3,296	$3,586	(8)%	$3,482	$3,445	1%
LSV:
Equity and fixed-income programs (B)	$81,241	$99,924	(19)%	$88,503	$100,328	(12)%

Total:
Equity and fixed-income programs (C)	$247,618	$299,681	(17)%	$267,836	$296,811	(10)%
Collective trust fund programs	143,830	89,452	61%	120,640	84,073	43%
Liquidity funds	11,320	10,798	5%	12,441	10,720	16%
Total assets under management	$402,768	$399,931	1%	$400,917	$391,604	2%
Client assets under advisement	5,320	6,081	(13)%	5,586	5,825	(4)%
Client assets under administration (D)	786,585	855,659	(8)%	859,155	845,173	2%
Platform-only assets	13,271	13,863	(4)%	13,464	13,120	3%
Total assets	$1,207,944	$1,275,534	(5)%	$1,279,122	$1,255,722	2%
(A)    Collective trust fund program average assets are included in assets under management since SEI is the trustee. Fees earned on this product are less than fees earned on customized asset management programs.
(B)    Equity and fixed-income programs include assets managed by LSV in which fees are based solely on performance and are not calculated as an asset-based fee. The average value of these assets for the three months ended September 30, 2022 was $1.8 billion.
(C)    Equity and fixed-income programs include $6.3 billion of average assets invested in various asset allocation funds for the three months ended September 30, 2022.
(D)    In addition to the assets presented, SEI also administers an additional $12.7 billion of average assets in Funds of Funds assets for the three months ended September 30, 2022 on which SEI does not earn an administration fee.

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

Business Segments
Revenues, Expenses and Operating Profit (Loss) for our business segments for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 were as follows:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2022	2021		2022	2021
Private Banks:
Revenues	$122,660	$123,018	—%	$460,392	$364,302	26%
Expenses	116,661	116,679	—%	359,676	345,057	4%
Operating Profit	$5,999	$6,339	(5)%	$100,716	$19,245	NM
Operating Margin	5%	5%		22%	5%
Investment Advisors:
Revenues	$109,565	$124,768	(12)%	$341,989	$357,458	(4)%
Expenses	61,150	62,107	(2)%	189,045	176,267	7%
Operating Profit	$48,415	$62,661	(23)%	$152,944	$181,191	(16)%
Operating Margin	44%	50%		45%	51%
Institutional Investors:
Revenues	$78,260	$85,759	(9)%	$248,582	$255,957	(3)%
Expenses	42,149	41,643	1%	131,432	122,696	7%
Operating Profit	$36,111	$44,116	(18)%	$117,150	$133,261	(12)%
Operating Margin	46%	51%		47%	52%
Investment Managers:
Revenues	$156,015	$147,412	6%	$468,842	$426,639	10%
Expenses	100,876	89,594	13%	300,520	257,609	17%
Operating Profit	$55,139	$57,818	(5)%	$168,322	$169,030	—%
Operating Margin	35%	39%		36%	40%
Investments in New Businesses:
Revenues	$4,834	$4,365	11%	$14,642	$12,303	19%
Expenses	9,915	12,820	(23)%	34,709	39,855	(13)%
Operating Loss	$(5,081)	$(8,455)	NM	$(20,067)	$(27,552)	NM
For additional information pertaining to our business segments, see Note 9 to the Consolidated Financial Statements.

Private Banks

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2022	2021		2022	2021
Revenues:
Information processing and software servicing fees	$93,580	$88,340	6%	$367,820	$261,907	40%
Asset management, administration & distribution fees	29,080	34,678	(16)%	92,572	102,395	(10)%
Total revenues	$122,660	$123,018	—%	$460,392	$364,302	26%
Revenues decreased slightly in the three month period and increased $96.1 million, or 26%, in the nine month period ended September 30, 2022 and were primarily affected by:
•Early termination fees of $88.0 million recorded during the first quarter 2022 from a significant investment processing client; and
•Increased investment processing fees from new client conversions; partially offset by
•The negative impact from foreign currency exchange rate fluctuations between the U.S. dollar and the British pound on our foreign operations;
•Decreased investment management fees from existing international clients due to market depreciation during 2022;
•Decreased investment processing fees from lost clients and market depreciation during 2022; and
•One-time early termination fees from a TRUST 3000® client recorded in the second quarter 2021.
Operating margins were 5% in the three month periods and increased to 22% compared to 5% in the nine month period. Operating income decreased slightly in the three month period and increased $81.5 million in the nine month period and was primarily affected by:
•An increase in revenues; and
•Decreased direct expenses associated with lower investment management fees from existing international clients; partially offset by
•Increased personnel costs due to competitive labor markets;
•Increased costs, mainly personnel and consulting costs, primarily related to maintenance, support and client migrations to SWP;
•The negative impact from foreign currency exchange rate fluctuations between the U.S. dollar and the British pound on our foreign operations; and
•Increased amortization expense related to deferred sales commissions.
Investment Advisors

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2022	2021		2022	2021
Revenues:
Investment management fees-SEI fund programs	$63,688	$77,123	(17)%	$203,171	$224,816	(10)%
Separately managed account fees	39,915	41,688	(4)%	122,321	114,747	7%
Other fees	5,962	5,957	—%	16,497	17,895	(8)%
Total revenues	$109,565	$124,768	(12)%	$341,989	$357,458	(4)%
Revenues decreased $15.2 million, or 12%, in the three month period and decreased $15.5 million, or 4%, in the nine month period ended September 30, 2022 and were primarily affected by:
•Decreased investment management fees from SEI fund programs resulting from negative cash flows from a significant client loss during the third-quarter 2022 and the significant decline in market conditions during 2022; partially offset by
•Increased separately managed account program fees from positive cash flows into our Strategist programs and market appreciation occurring during 2021.

Operating margin decreased to 44% compared to 50% in the three month period and decreased to 45% compared to 51% in the nine month period. Operating income decreased $14.2 million, or 23%, in the three month period and decreased $28.2 million, or 16%, in the nine month period and was primarily affected by:
•A decrease in revenues;
•Increased direct expenses associated with increased assets into our separately managed account program; and
•Increased personnel and technology costs as well as increased promotion costs; partially offset by
•Decreased direct expenses related to a significant client loss during third-quarter 2022.
Institutional Investors
Revenues decreased $7.5 million, or 9%, in the three month period and decreased $7.4 million, or 3%, in the nine month period ended September 30, 2022 and were primarily affected by:
•Decreased investment management fees from defined benefit client losses and the significant decline in market conditions during 2022; and
•The negative impact from foreign currency exchange rate fluctuations between the U.S. dollar and the British pound on our foreign operations; partially offset by
•Added revenues from the acquisitions of SEI Novus and Atlas Master Trust during the fourth quarter 2021.
Operating margin decreased to 46% compared to 51% in the three month period and decreased to 47% compared to 52% in the nine month period. Operating income decreased $8.0 million, or 18%, in the three month period and decreased $16.1 million, or 12%, in the nine month period and was primarily affected by:
•A decrease in revenues;
•Increased personnel, professional fees, amortization and other costs related to the acquisitions of SEI Novus and Atlas Master Trust; partially offset by
•Decreased direct expenses associated with investment management fees.
Investment Managers
Revenues increased $8.6 million, or 6%, in the three month period and increased $42.2 million, or 10%, in the nine month period ended September 30, 2022 and were primarily affected by:
•Higher valuations of existing client assets from market appreciation in 2021 which impacted revenues in early 2022; and
•Positive cash flows into alternative, traditional and separately managed account offerings from new and existing clients; partially offset by
•Client losses and fund closures.
Operating margin decreased to 35% compared to 39% in the three month period and decreased to 36% compared to 40% in the nine month period. Operating income decreased $2.7 million, or 5%, in the three month period and decreased slightly in the nine month period and was primarily affected by:
•Increased personnel costs due to competitive labor markets;
•Increased costs associated with new business, primarily personnel expenses and third-party vendor costs; and
•Increased non-capitalized investment spending, mainly consulting costs; partially offset by
•An increase in revenues;

Other
Corporate overhead expenses
Corporate overhead expenses primarily consist of general and administrative expenses and other costs not directly attributable to a reportable business segment. Corporate overhead expenses were $89.5 million and $21.4 million in the three months ended September 30, 2022 and 2021, respectively, and $137.4 million and $65.2 million in the nine months ended September 30, 2022 and 2021, respectively. The increase in corporate overhead expenses in the three and nine month periods is primarily due to personnel costs associated with the VSP of $57.0 million (See Note 14 to the Consolidated Financial Statements). Corporate overhead expenses in the three and nine month periods also increased due to higher personnel costs, consulting and professional fees and severance costs unrelated to the VSP of $5.2 million.

Other income and expense
Other income and expense items on the accompanying Consolidated Statements of Operations consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss) gain from investments	$(1,406)	$(575)	$(4,515)	$134
Interest and dividend income	3,962	892	6,663	2,715
Interest expense	(143)	(101)	(604)	(354)
Equity in earnings of unconsolidated affiliate	26,654	35,005	88,926	103,420
Total other income and expense items, net	$29,067	$35,221	$90,470	$105,915
Net (loss) gain from investments
Net losses from investments in the three and nine months ended September 30, 2022 were primarily due to unrealized mark-to-market losses recorded in current earnings associated with Company-sponsored mutual funds and LSV-sponsored investment funds from the significant decline in market conditions in 2022 (See Note 5).
Interest and dividend income
Interest and dividend income is earned based upon the amount of cash that is invested daily. The increase in interest and dividend income in the three and nine months ended September 30, 2022 was due to an overall increase in interest rates.
Equity in earnings of unconsolidated affiliate
Equity in earnings of unconsolidated affiliate reflects our ownership interest in LSV. As of September 30, 2022, our total partnership interest in LSV was 38.6%. The table below presents the revenues and net income of LSV and the proportionate share in LSV's earnings.

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2022	2021		2022	2021
Revenues of LSV	$91,588	$115,728	(21)%	$299,852	$342,957	(13)%
Net income of LSV	69,013	90,365	(24)%	229,997	266,805	(14)%

SEI's proportionate share in earnings of LSV	$26,654	$35,005	(24)%	$88,926	$103,420	(14)%
The decrease in earnings from LSV in the three and nine months ended September 30, 2022 was primarily due to negative cash flows from existing clients, market depreciation and client losses. Average assets under management by LSV decreased $11.8 billion to $88.5 billion during the nine months ended September 30, 2022 as compared to $100.3 billion during the nine months ended September 30, 2021, a decrease of 12%.
Amortization
Amortization expense on the accompanying Consolidated Statements of Operations consists of:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2022	2021		2022	2021
Capitalized software development costs	$7,287	$13,408	(46)%	$34,045	$40,183	(15)%
Intangible assets acquired through acquisitions and asset purchases	3,038	1,196	154%	9,534	3,312	188%
Other	118	70	69%	198	254	(22)%
Total amortization expense	$10,443	$14,674	(29)%	$43,777	$43,749	—%
Capitalized software development costs
Capitalized software development costs are amortized on a project basis using the straight-line method over the estimated economic life of the product or enhancement. The capitalization of the initial development work related to SWP began in mid-2007 when the platform was determined to be ready for its intended use. The amortization expense related to the initial software development costs ended in the second quarter of 2022. As a result, amortization expense related to capitalized software development costs declined in the three and nine months ended September 30, 2022 (See Note 1 to the Consolidated Financial Statements).

Intangible assets acquired through acquisitions and asset purchases
The increase in amortization expense in the three and nine month periods was due to the acquisitions of Finomial, SEI Novus and Atlas Master Trust during the fourth quarter 2021. Through these transactions, we acquired intangible assets related to technology, trade names and client relationships which are amortized over the estimated useful life of the assets (See Note 12 to the Consolidated Financial Statements).
Income Taxes
The effective income tax rates for the three and nine months ended September 30, 2022 and 2021 differ from the federal income tax statutory rate due to the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Statutory rate	21.0%	21.0%	21.0%	21.0%
State taxes, net of federal tax benefit	3.4	2.5	2.9	3.0
Foreign tax expense and tax rate differential	(0.2)	(0.1)	(0.1)	(0.1)
Tax benefit from stock option exercises	(1.1)	(0.6)	(0.5)	(1.0)
State settlements	—	(0.3)	—	(0.2)
Provision-to-return adjustment	—	(0.5)	—	(0.2)
Other, net	(0.1)	(0.3)	(0.2)	(0.3)
	23.0%	21.7%	23.1%	22.2%
The increase in the effective tax rate for the three months ended September 30, 2022 was primarily due to an increase in the state effective tax rate and one-time state settlements which reduced the effective rate in 2021. Provision-to-return adjustments and statutory limitations which lowered the 2021 effective rate are expected to be realized in the fourth quarter of 2022. The increase was partially offset by increased tax benefits related to the stock option exercises as a percentage of net income in the third quarter of 2022 compared to the third quarter of 2021.
The increase in the effective tax rate for the nine months ended September 30, 2022 was primarily due to decreased tax benefits related to the lower volume of stock option exercises in 2022 compared to the prior year period as well as the timing of one-time state settlements which reduced the effective rate in 2021. Provision-to-return adjustments and statutory limitations which lowered the 2021 effective rate for the nine month period are expected to be realized in the fourth quarter of 2022.
Stock-Based Compensation
We recognized $31.3 million and $31.2 million in stock-based compensation expense during the nine months ended September 30, 2022 and 2021, respectively. The amount of stock-based compensation expense we recognize is primarily based upon management's estimate of when the financial vesting targets of outstanding stock options may be achieved. Any change in the estimate could result in the amount of stock-based compensation expense to be accelerated, spread out over a longer period, or reversed. This may cause volatility in the recognition of stock-based compensation expense in future periods and could materially affect earnings.
We revised our estimate of when some vesting targets are expected to be achieved. This change in estimate resulted in a decrease of $2.8 million in stock-based compensation expense during the nine months ended September 30, 2022. We expect to recognize approximately $9.3 million in stock-based compensation expense during the remainder of 2022.
Fair Value Measurements
The fair value of financial assets and liabilities, except for the investment funds sponsored by LSV, is determined in accordance with the fair value hierarchy. The fair value of the investment funds sponsored by LSV is measured using the net asset value per share (NAV) as a practical expedient. The fair value of all other financial assets are determined using Level 1 or Level 2 inputs and consist mainly of investments in equity or fixed-income mutual funds that are quoted daily and Government National Mortgage Association (GNMA) and other U.S. government agency securities that are single issuer pools that are valued based on current market data of similar assets. Level 3 financial liabilities at September 30, 2022 and December 31, 2021 consist entirely of the estimated contingent consideration resulting from an acquisition (See Note 12 to the Consolidated Financial Statements).
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
Liquidity and Capital Resources

	Nine Months Ended September 30,
	2022	2021
Net cash provided by operating activities	$428,519	$483,881
Net cash used in investing activities	(60,342)	(87,542)
Net cash used in financing activities	(381,338)	(387,390)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(26,809)	(2,442)
Net (decrease) increase in cash, cash equivalents and restricted cash	(39,970)	6,507
Cash, cash equivalents and restricted cash, beginning of period	831,758	787,727
Cash, cash equivalents and restricted cash, end of period	$791,788	$794,234
Our credit facility provides for borrowings up to $325.0 million and is scheduled to expire in April 2026 (See Note 6 to the Consolidated Financial Statements). In November 2021, we borrowed $40.0 million under the credit facility for the funding of an acquisition (See Note 12 to the Consolidated Financial Statements). We made principal payments of $40.0 million during the nine month period ended September 30, 2022 to fully repay the outstanding balance of the credit facility.
As of October 20, 2022, we had outstanding letters of credit of $6.0 million which reduced the amount available under the credit facility. These letters of credit were primarily issued for the expansion of the corporate headquarters and are due to expire in late 2022. As of October 20, 2022, the amount of the credit facility available for corporate purposes was $319.0 million.
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
The majority of excess cash reserves are primarily placed in accounts located in the United States that invest entirely in SEI-sponsored money market mutual funds denominated in the U.S. dollar. We also utilize demand deposit accounts or money market accounts at several well-established financial institutions located in the United States. Accounts used to manage these excess cash reserves do not impose any restrictions or limitations that would prevent us from being able to access such cash amounts immediately. As of October 20, 2022, the amount of cash and cash equivalents considered free and immediately accessible for other general corporate purposes was $389.7 million.
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
Cash flows from operations decreased $55.4 million in the first nine months of 2022 compared to the first nine months of 2021 primarily from the decline in net income. The positive impact from the change in the Company's working capital accounts partially offset the decrease in cash flows from operations.
Net cash used in investing activities includes:
•Purchases, sales and maturities of marketable securities. Purchases, sales and maturities of marketable securities in the first nine months of 2022 and 2021 were as follows:

	Nine Months Ended September 30,
	2022	2021
Purchases	$(124,454)	$(168,333)
Sales and maturities	124,219	134,222
Net investing activities from marketable securities	$(235)	$(34,111)
See Note 5 to the Consolidated Financial Statements for more information related to marketable securities.
•The capitalization of costs incurred in developing computer software. We capitalized $24.8 million of software development costs in the first nine months of 2022 as compared to $19.5 million in the first nine months of 2021. The majority of our software development costs are related to significant enhancements for the expanded functionality of the SEI Wealth Platform. We capitalized $5.3 million of software development costs in the first nine months of 2022 for a new platform for the Investment Managers segment.
•Capital expenditures. Capital expenditures in the first nine months of 2022 were $32.3 million as compared to $22.5 million in the first nine months of 2021. Expenditures in 2022 and 2021 include capital outlays for purchased software and equipment for data center operations. We continue to evaluate improvements to our information technology infrastructure which, if implemented, will result in additional expenditures for purchased software and equipment for data center operations.
Net cash used in financing activities includes:
•Principal repayments on revolving credit facility. In November 2021, we borrowed $40.0 million for the funding of an acquisition. We made principal payments of $40.0 million during the first six months of 2022 to fully repay the outstanding balance of the credit facility.
•The repurchase of common stock. Our Board of Directors has authorized the repurchase of common stock through multiple authorizations. Currently, there is no expiration date for the common stock repurchase program. We had total capital outlays of $266.5 million during the first nine months of 2022 and $315.8 million during the first nine months of 2021 for the repurchase of common stock.
•Proceeds from the issuance of common stock. We received $35.9 million in proceeds from the issuance of common stock during the first nine months of 2022 and 2021. These proceeds were primarily from stock option exercise activity.
•Dividend payments. Cash dividends paid were $109.8 million in the first nine months of 2022 as compared to $105.5 million in the first nine months of 2021.
Cash Requirements
Cash requirements and liquidity needs are primarily funded through cash flow from operations and our capacity for additional borrowing. At September 30, 2022, unused sources of liquidity consisted of cash and cash equivalents and the amount available under our credit facility.
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
(b) Change in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Information regarding the repurchase of common stock during the three months ended September 30, 2022 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 2022	100,000	$54.03	100,000	$216,507,000
August 2022	615,000	55.97	615,000	182,091,000
September 2022	175,000	54.94	175,000	172,477,000
Total	890,000	$55.55	890,000

Item 6.    Exhibits.
The following is a list of exhibits filed as part of the Form 10-Q.

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32	Section 1350 Certifications.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEI INVESTMENTS COMPANY

Date:	October 28, 2022	By:	/s/ Dennis J. McGonigle
Dennis J. McGonigle
Chief Financial Officer