Form 10-K
period 2022-12-31
SEI INVESTMENTS CO
filed 2023-02-21
CIK 350894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No  ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $5.4 billion based on the closing price reported by NASDAQ on June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter). For purposes of making this calculation only, the registrant has defined affiliates as including all executive officers, directors and beneficial owners of more than 10% of the common stock of the registrant.
The number of shares outstanding of the registrant's common stock, as of the close of business on January 31, 2023:

Common Stock, $.01 par value	134,264,038

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference herein:

1.    The definitive proxy statement relating to the registrant’s 2023 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year covered by this annual report, is incorporated by reference in Part III hereof.

SEI INVESTMENTS COMPANY
Fiscal Year Ended December 31, 2022

PART I
Forward-looking Statements
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
SEI manages, advises, or administers approximately $1.2 trillion in assets. We are headquartered in Oaks, PA and support clients globally from service centers located in the United States, Canada, Ireland, South Africa and the United Kingdom, as well as in continental Europe and East Asia. We were founded in 1968 and became a public company in 1981.
Mission and Strategy
SEI’s mission is to build brave futuresSM through the power of connection. The needs of wealth managers, investment managers, financial advisors, family offices, and investors continue to converge, particularly among larger firms and investors. They face increasing competitive and market pressures, ever-growing regulations, and the need to replace aging legacy technologies. They also seek to expand services, offer differentiated solutions, improve efficiencies, reduce risk, and better manage their businesses. With relationships across the financial services industry, we're uniquely positioned to meet our clients’ emerging and converging needs, help them make confident decisions and transform their businesses, and capture growth opportunities that increase shareholder value. Key strategies include:
•Transforming how we drive growth. We are focused on capitalizing on market trends and connecting addressable market opportunities to deliver the outsourced solutions our markets value. We continuously seek to enhance existing capabilities, create broader solutions, and invest in new ideas for new solutions. We enable an unbundled approach to delivery through aggregated data sourced from multiple systems and modularizing specific applications into standalone components. We believe this approach, as well as assessing opportunities for mergers and acquisitions, allow us to create flexible, client-responsive solutions, address the complex needs of larger firms, and expand the size of our addressable markets.
•Investing in talent. The attraction, retention, and development of diverse talent is paramount to continuing to deliver tech-forward solutions to our markets globally. We continue to evaluate opportunities to competitively position SEI as an employer of choice, including compensation and training and development programs. We look to leverage the talent, technology, and capabilities across the company for the benefit of our clients and to expand opportunities for our employees.
•Igniting our culture. We strive to cultivate an environment where our behavior aligns with our corporate values of courage, integrity, collaboration, inclusion, connection, and fun. Our focus on redefining the future of work at SEI includes promoting flexibility and work/life integration for our employees. Acting with a sense of urgency, as well as encouraging and rewarding positive risk-taking and productive debate, we are able to deliver world-class service and solutions for our clients.
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
Other Competitive Advantages
Our experience in delivering technology and investment solutions, market leadership position, industry expertise, and proven business model serve as competitive advantages. Other key advantages include:
•We are uniquely positioned in the wealth and investment management industry. We provide critical capabilities across technology, operations, and asset management, delivered standalone or combined into comprehensive solutions. These capabilities and our multi-industry expertise uniquely position us to address the emerging and increasingly converging needs of wealth managers, asset owners, and investors.
•We leverage our assets across the company. We invest in business opportunities derived from our core competencies. We seek to make our assets, particularly technology, available as components for all of our markets. We are both a provider and a user of many of our services. This dual role helps to drive service quality and product innovation. As an example, we provide fund accounting capabilities for the investment products we manage, as well as for those we administer for clients. We also leverage our principal business platforms and assets across multiple market segments, further enhancing the potential for operating leverage.
•Our dynamic workforce is key to our success and is the foundation of our culture. Each of our employees brings a distinct set of skills, strengths, experiences, and backgrounds, which contribute to our individual and collective growth. We also believe our business should be conducted in a manner that achieves sustainable growth and demonstrates a commitment to corporate social responsibility (CSR). We expect all employees to exemplify our values and act responsibly, ethically, and with integrity in our dealings with each other, our clients, and the community.
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

•We are committed to bringing new solutions to our markets. We are committed to bringing new solutions to our markets. We develop and nurture new business initiatives that we believe present opportunities for longer-term growth. For example, SEI Sphere, which provides managed security services, helps clients optimize, secure, and support their complex and evolving technology operations needs. Our Private Wealth Management business leverages SEI’s technology and investment capabilities and expertise for the ultra-high-net worth market, and SEI Ventures, our corporate venture capital program, seeks to accelerate the launch of new platforms or drive new product development opportunities.
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
Our platforms also include technology and operationally-enabled investment service capabilities for a broad range of traditional and alternative investments, delivered as unbundled product components for front, middle and back offices. Capabilities include advanced technologies for data management and analytics, fund and investment accounting, administration, global regulatory and compliance services, investor servicing, and client reporting.
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
Principal Business Platforms and Revenue Recognition
Our principal business platforms are the foundational components for modularization and unbundling:
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
As of December 31, 2022, we managed $315.6 billion in assets including:
•$163.7 billion invested in fixed-income and equity funds and separately managed account programs;
•$141.3 billion invested in collective trust fund programs; and
•$10.6 billion invested in liquidity or money market funds.
An additional $83.8 billion in assets is managed by our unconsolidated affiliate LSV Asset Management (LSV), a registered investment advisor (RIA) that specializes in value equity management for its clients.
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
Human Capital
Our talented workforce is the key to our ability to serve our clients globally. At January 31, 2023, we had 4,805 full-time and 32 part-time employees.
Employee unions do not represent any of our employees.
Diversity, Equity, and Inclusion
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
The core principles of SEI diversity, equity, and inclusion work stem from the company’s inherent desire to welcome, respect, value and care for all individuals in our SEI community on a human level, in their collective and unique identities. In 2022, we launched a multiyear initiative to continue our efforts for diversity, equity, and inclusion (DEI). CEO Ryan Hicke joined more than 2,200 CEOs and presidents in signing the CEO Action for Diversity & Inclusion™, pledging to “ACT ON” supporting a more inclusive workplace for employees, communities, and society at large.
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
Creating a formalized internal mobility program for SEI is a critical component of our talent strategy. We’re committed to making as much of an investment in recruiting from our current staff as we do recruiting outside our walls. By moving around our company, employees gain experience, skills, perspective, and knowledge about SEI to help drive their professional growth.
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
•SEI Black Professionals Network: Fosters positive change and supports the advancement of Black professionals
•SEI Cares: Sponsors and identifies volunteer opportunities and awareness events and oversees an employee-led 501(c)(3) organization
•SEI Diversity and Inclusion: Supports our efforts to attract, develop, and retain employees from diverse backgrounds and provides educational events for all of SEI companywide
•SEI Green Team: Provides environmental education focused on creating a sustainable future
•SEI Pride: Supports SEI's LGBTQ+ community
•SEI Salutes: Supports veterans and their families in the transition from military service to civilian life
•SEI Women’s Network: Seeks to inspire and support the professional growth of women both at SEI and beyond
•Somos SEI: Honors Hispanic and Latin Americans
•Wellness Team: Promotes employees’ physical, financial, and social well-being
Workplace Health and Safety
The health and safety of our global workforce remains a top priority. For example, in response to the COVID-19 pandemic, our leadership teams across the company globally created a multi-phased return-to-office plan. We continue to follow the guidance of the local and national governments in the geographies in which we operate and make adjustments based on new and changing information. To protect the health and well-being of our employees, suppliers, and customers, we have made modifications to policies and various in-office protocols.
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
We continue to focus on deeper integration of sustainability into our core investment processes and the development of sustainable investing solutions for our clients. We also continue to introduce tools for our clients to use in building portfolios for their clients that meet their desired social impact.
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
Institutional Investors – Provides Outsourced Chief Investment Officer and Enhanced Chief Investment Officer solutions, including investment management and administrative outsourcing platforms to retirement plan sponsors, healthcare systems, higher education and other not-for-profit organizations worldwide;
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
The percentage of consolidated revenues generated by our business segments for the last three years was:

	2022	2021	2020
Private Banks	29%	26%	27%
Investment Advisors	23%	25%	24%
Institutional Investors	16%	18%	19%
Investment Managers	31%	30%	29%
Investments in New Businesses	1%	1%	1%
	100%	100%	100%
Private Banks
We provide investment processing outsourcing solutions to institutional and private-client wealth managers across a global wealth management marketplace, including banks, trust companies, independent wealth advisers, investment advisors, financial planners, and other financial service firms. Clients include 10 of the top 20 U.S. banks, as well as several financial institutions whose relationships span decades with SEI.
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
Contracts for TRUST 3000 and SWP services generally range from five to seven years. As of December 31, 2022, we had significant relationships with 108 clients, including TRUST 3000 relationships with 49 bank and trust institutions in the United States, and SWP relationships with 59 signed banks, independent wealth advisers and other wealth managers located in the United Kingdom and the United States.
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
As of December 31, 2022, we have asset management distribution relationships in this segment with banks, wealth managers, and other financial services firms, including 87 clients who had at least $5.0 million each in customer assets invested in our programs. We primarily serve clients and their investors in the United States, Canada, the United Kingdom, continental Europe, Hong Kong, and Singapore. We compete with various other providers depending on the prospective client’s domicile and business requirements. Competitors may include in-house investment teams and global asset management firms, such as Russell Investment Group and BlackRock.
Investment Advisors
We provide wealth management technology and investment solutions for independent financial advisors throughout the United States across the RIA and independent broker/dealer market segments, including independent investment advisors, financial planners, life insurance agents and other wealth managers. Through our integrated or unbundled solutions, we help advisors reduce risk, improve quality and gain operational efficiencies that enable them to devote more of their resources to growing their businesses and achieving better financial outcomes for their clients.
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
We had business relationships with approximately 7,400 financial advisors at December 31, 2022. This business is primarily based on approximately 2,300 investment advisors who each have a minimum of $5.0 million in customer assets invested in our programs.
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
SEI’s Outsourced Chief Investment Officer (OCIO) platform supports institutional investors who delegate investment management decisions through a flexible implementation model. Investors outsource some or all investment management functions based on their preferred governance structure, business needs, and financial objectives. Our Enhanced Chief Investment Officer (ECIO) platform supports internal investment teams through SEI NovusSM, a global portfolio intelligence tool, and SEI’s comprehensive investment processing, shadow accounting, and data and workflow management.
We acquired Atlas Master Trust from Capita in 2021 to expand our competitive presence in the United Kingdom’s growing market for institutional investor services.
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
Fees are primarily earned as a percentage of average assets under management calculated using the average of the four-month ending balances preceding the billing date. At December 31, 2022, we had relationships with 567 institutional clients, which includes clients of SEI Novus.
Investment Managers
We provide investment operations outsourcing solutions across a global investment management marketplace, including alternative and traditional investment managers, fund companies, sovereign wealth funds and family offices. Our solutions provide the advanced operating infrastructure, technologies, and operational skills that are critical to their success in a highly competitive industry, enabling them to navigate constantly changing markets and increasingly complex business challenges. Clients include asset owners and a diverse, sophisticated group of alternative, traditional, and hybrid asset managers including 49 of the top 100 managers worldwide.
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
Our capabilities include data and information management and analytics; investment operations; regulatory and compliance support; fund administration and fund accounting; investor reporting; distribution support; and middle office services. We also offer trustee, investment management, and administration services for collective investment trusts (CITs). We enable managers to view their business in a comprehensive and integrated way, providing more insight and control over their business results and risks. We also offer regulatory services that help managers to adhere to an increasingly demanding and global regulatory environment.
Clients can manage assets in almost any pooled vehicle, including hedge funds, private equity funds, private debt and real estate funds, open-ended and closed-ended mutual funds, separate accounts, ETFs, CITs, auction funds, UCITS, other offshore vehicles. We also support fund structures using standalone private or public fund vehicles or our SEC-registered U.S. mutual fund and ETF series trust platform, The Advisors’ Inner Circle Fund®.
We also offer a comprehensive suite of technology- and operationally-enabled services for ultra-high-net-worth families, their trusted advisors, and the institutions that service the family office market. Enabled by SEI's Archway PlatformSM, we handle complex partnership, portfolio, and corporate accounting alongside bill payment, investment management and multi-asset class data aggregation for alternative and traditional investment portfolios. Our family office services are designed to help family offices and advisors to wealthy families serve their ultra-high-net-worth clients more efficiently.
We believe that the competitive environment in which we operate will focus more on capabilities other than portfolio investment expertise. With that in mind, we offer managers solutions to help them gain scale and efficiency; run their businesses more intelligently through data analytics and intuitive online dashboards; and be more responsive to regulatory, investor, and intermediary needs. We will continue to add new asset managers, asset owners, family offices, and private wealth advisors as clientele, and grow our existing client relationships and expand into new markets.
Contracts for fund administration outsourcing services generally have terms ranging from three to five years, and fees are earned primarily as a percentage of assets under management and administration. In addition, a portion of the revenues for this segment is earned as account servicing fees. As of December 31, 2022, we had relationships with 550 investment management companies, alternative investment managers, family offices and private wealth advisors.
Our competitors vary according to the asset class or solutions provided and the domiciles in which they operate. They include State Street, BNY Mellon, Northern Trust, SS&C Technologies and Citco.
Investments in New Businesses
The Investments in New Businesses segment represents other business ventures or research and development activities intended to expand our solutions to new or existing markets, including ultra-high-net-worth families who reside in the United States.
This segment also includes costs associated with other business and research initiatives, including managed security services through SEI Sphere, the modularization of larger technology platforms, and a family wealth management solution offering flexible family-office type services through a highly personalized solution utilizing a goals-based planning process.
Research and Development
We continue to devote significant resources to research and development, including expenditures for new technology platforms, enhancements to existing technology platforms and new investment products and services. Our research and development expenditures for the last three years were:

(all dollar amounts in thousands)	2022	2021	2020
Research and development expenditures	$144,459	$168,519	$175,456

Capitalization of costs incurred in developing computer software	$35,293	$26,037	$24,119

Research and development expenditures as a percentage of revenues	7.3%	8.8%	10.4%
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
The decline in research and development expenditures in 2022 was primarily due to decreased spending related to the One SEI strategy to modularize and leverage technologies across the company. Research and development expenditures as a percentage of revenues in 2022 was impacted by one-time early termination fees of $88.0 million recorded during the first quarter 2022 from a significant investment processing client of the Private Banks segment. Excluding this one-time fee, research and development expenditures as a percentage of revenues in 2022 would have been 7.6%.
Research and development expenditures are included in Compensation, benefits and other personnel and Consulting, outsourcing and professional fees on the accompanying Consolidated Statements of Operations.
Marketing and Sales
Our business platforms are directly marketed to potential clients in our target markets. At January 31, 2023, we employed approximately 100 sales representatives who operate from offices located throughout the United States, Canada, the United Kingdom, continental Europe, South Africa, Asia, and other locations.
Customers
In 2022, no single customer accounted for more than 10% of revenues in any business segment.

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
Risks Related to Our Business Model
Our revenues and earnings are affected by changes in capital markets and significant changes in the value of financial instruments. A majority of our revenues are earned based on the value of assets invested in investment products that we manage or administer. A decrease in the value of these assets, whether due to general market movements or as a consequence of various products’ unique investment performance, would cause a decline in our assets under administration or management, and a corresponding decline in our revenue and earnings. Significant fluctuations in securities prices may also influence an investor’s decision to invest in and maintain an investment in a mutual fund or other investment products. Geopolitical events, market volatility, illiquid market conditions and other disruptions in the financial markets, such as the November 2022 “gilts crisis” in the United Kingdom, may make it extremely difficult to value or monetize certain financial instruments, particularly during periods of market displacement. Subsequent valuations of financial instruments in future periods, in light of factors then prevailing, may result in significant changes in the value of these instruments. Additionally, periods of extreme market dislocation may require us to monetize our assets or those of our clients at a significant loss. As a result, our revenues and earnings derived from assets under management or administration, or our profitability or value as a firm, could be adversely affected.
We are exposed to product development risk. We continually strive to increase revenues and meet our customers' needs by introducing new products and services as well as maintaining and improving our existing products and services. As a result, we are subject to product development risk, which may result in loss if we are unable to develop and deliver products to our target markets that address our clients' needs, that are developed on a timely basis, or that reflect an attractive value proposition. We are also subject to the risk that new products and solutions we develop may not function as expected or may be prone to error or disruption, which may result in material losses or harm to our reputation and ability to market such solutions. The majority of our technology product development risk pertains to the evolution of the SEI Wealth Platform, TRUST 3000 and our other proprietary technology platforms.
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
If we fail to develop new or enhanced products or services at an acceptable cost or on a timely basis, or if our development strategies are not accepted by our clients, we may recognize significant financial losses. Further, if we fail to deliver products and services which are of sound economic value to our clients and our target markets, or are unable to support the product in a cost-effective and compliant manner, we may face reputational damage and incur significant financial losses.
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
Financial technology companies and other non-traditional competitors may not be subject to banking regulation, or may be supervised by a national or state regulatory agency that does not have the same resources or regulatory priorities as those regulatory agencies that supervise more diversified financial services firms such as us, or the financial services regulatory framework in a particular jurisdiction may favor financial institutions that are based in that jurisdiction. These types of differences in regulatory status and framework may result in losing market share to competitors that have a lower cost of compliance due to being less regulated than we are or not subject to regulation, especially with respect to unregulated financial products.
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

Risks Related to Our Legal, Regulatory and Compliance Environment
The financial services industry is subject to extensive regulations that impact our business. Legal, regulatory and compliance risk includes the risk of legal or regulatory sanctions, material financial loss including fines, penalties, judgments, damages and/or settlements, or loss to reputation we may suffer as a result of our failure to comply with laws, regulations, rules, related self-regulatory organization standards and codes of conduct applicable to our business activities. This risk also includes contractual and commercial risk, such as the risk that a counterparty’s performance obligations will be unenforceable. It also includes compliance with privacy, anti-money laundering, anti-corruption and terrorist financing rules and regulations.
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
We offer financial services technology products and services that also are subject to regulation by the federal and state securities and banking authorities, as well as foreign regulatory authorities, where applicable. Existing or future regulations that affect these products could lead to a reduction in sales of these products or an increase in the cost of providing these products. There can also be significant differences in the ways that similar regulatory initiatives affecting the financial services industry are implemented in the United States and in other countries. For example, when adopting rules that are intended to implement a global regulatory standard, a national regulator may introduce additional or more restrictive requirements, which can create competitive disadvantages for financial services firms such as ours that are subject to those enhanced regulations as a consequence of multi-jurisdictional operations.
In the United States, the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001 and the Anti-Money Laundering Act of 2020, imposes significant obligations on financial institutions to detect and deter money laundering and terrorist financing activity, including requiring banks, bank holding companies and their subsidiaries, broker-dealers, futures commission merchants, introducing brokers and mutual funds to implement anti-money laundering programs, verify the identity of customers that maintain accounts, and monitor and report suspicious activity to appropriate law enforcement or regulatory authorities. Outside the United States, applicable laws, rules and regulations similarly require designated types of financial institutions to implement anti-money laundering programs. Failure to implement comprehensive anti-money laundering programs across our globally-regulated businesses poses regulatory risk including fines for noncompliance.
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
Our investment management operations may subject us to legal liability for client losses. Our fund and trust management and administration operations are complex activities and include functions such as recordkeeping and accounting, security pricing, corporate actions processing, compliance with investment restrictions, daily net asset value computations, account reconciliations, and required distributions to fund shareholders. Failure to properly perform operational tasks or the misrepresentation of our services and products could subject us to regulatory sanctions, penalties or litigation and result in reputational damage, liability to clients, and the termination of investment management or administration agreements and the withdrawal of assets under our management.
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
There is no assurance that any of our acquisitions or divestitures will be successfully integrated or disaggregated or that any of these transactions or our joint ventures, minority stakes or strategic alliances will yield the anticipated benefits, synergies or objectives. If we are not able to integrate or disaggregate successfully our past and future acquisitions or dispositions, or we do not fully realize the anticipated benefits, synergies or objectives of the transactions that we undertake, there is a risk that our results of operations, financial condition and cash flows may be materially and adversely affected.
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
We are exposed to operational risks. We are subject to the risk of loss, or of harm to our reputation, resulting from manual, inadequate or failed processes or systems. We are exposed to operational risk across the full scope of our business activities, including revenue-generating activities (e.g., sales and trading) and support and control groups (e.g., information technology, accounting systems and trade processing).
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
The primary responsibility for the management of operational risk is with the business segments; the business managers maintain processes and controls designed to identify, assess, manage, mitigate and report operational risk. Oversight of operational risk is provided by the Operations Risk Committee, legal entity boards, jurisdictional risk officers, committees and senior management. This governance structure may not adequately assess or address operational risk, which could lead to significant financial loss and reputational harm.
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
The departure of the United Kingdom from the European Union could negatively affect our business, results of operations and operating model. It remains uncertain how the departure of the United Kingdom from the European Union (EU), which is commonly referred to as “Brexit,” will, ultimately, affect financial services firms that conduct substantial operations in the EU from legal entities that are organized in or operating from the United Kingdom. Legislation and regulations enacted as a consequence of Brexit, as well as political tensions between the EU and the United Kingdom as a consequence of Brexit, could lead to declines in market liquidity and activity levels, volatile market conditions, a contraction of available credit, changes in interest rates or exchange rates, weaker economic growth and reduced business confidence all of which could adversely impact our business. Given the potential negative disruption to regional and global financial markets, and depending on the extent to which we may be required to make material changes to our EU operations beyond those currently planned, our results of operations and business prospects could be negatively affected.
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

•the potential to cause the institution of social distancing and sheltering-in-place requirements in the United States and other countries.
Although global economic conditions have been improving with the changing nature of the COVID-19 pandemic, any ongoing negative economic impacts arising from the pandemic or any prolongation or worsening of the pandemic, including as a result of additional waves or variants of the COVID-19 disease or the emergence of other diseases that have similar outcomes, could have significant adverse effects on our businesses, results of operations and financial condition.
The extent to which the COVID-19 pandemic negatively affects our businesses, results of operations and financial condition, as well as its regulatory capital and liquidity ratios, will depend on future developments that are uncertain and cannot be fully predicted, including:
•the ultimate scope and duration of the pandemic;
•the effectiveness and acceptance of vaccines, other treatments, and their availability in certain regions;
•actions taken by governmental authorities and other third parties in response to the pandemic; and
•the effect that the pandemic or any prolongation of the pandemic may have on the pace of economic growth, inflation and the cost of the labor market.
Increased geopolitical unrest and other events could adversely affect the global economy or specific international, regional and domestic markets, which may cause our revenue and earnings to decline. Geopolitical risks, including those arising from trade tension and/or the imposition of trade tariffs, European fragmentation, unrest in the Middle East and terrorist activity, political conflict and economic sanctions involving Russia, China and other countries, as well as acts of civil or international hostility, are increasing. In particular, the military conflict and escalating tensions between Russia and Ukraine have and may continue to result in geopolitical instability and adversely affect the global economy or specific markets, which could continue to have an adverse impact or cause volatility in the financial services industry generally or on our results of operations and financial conditions. In addition, these geopolitical tensions can cause an increase in volatility in commodity and energy prices, creating supply chain issues, and causing instability in financial markets. Sanctions imposed by the United States and other countries in response to such conflict could further adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others, could exacerbate market and economic instability. While we do not have any operations in Russia or any clients with significant Russian operations and we have minimal market risk related to securities of companies either domiciled or operating in Russia, the specific consequences of the conflict in Ukraine and its potential spread on our business is difficult to predict at this time. In addition to inflationary pressures affecting our operations, we, and the infrastructure we rely upon, may also experience an increase in cyberattacks against us and our third-party service providers from Russia or its allies. Any such events, and responses thereto, may cause significant volatility and declines in the global markets, disruptions to commerce (including to economic activity, travel and supply chains), loss of life and property damage, and may adversely affect the global economy or capital markets, as well as our products, clients, vendors and employees, which may cause our revenue and earnings to decline. Our exposure to geopolitical risks may be heightened to the extent such risks arise in countries in which we currently operate or are seeking to expand our presence.
Climate change concerns and incidents could disrupt our businesses, adversely affect the profitability of certain of our investments, adversely affect client activity levels, adversely affect the creditworthiness of our counterparties, or damage our reputation. Climate change may cause extreme weather events that disrupt operations at one or more of our or our customer’s or client’s locations, which may negatively affect our ability to service and interact with our clients, and also may adversely affect the value of certain of our investments, including our real estate investments. Climate change, as well as uncertainties related to the transition to a lower carbon dependent economy, may also have a negative impact on the financial condition of our clients, which may decrease revenues from those clients and increase the credit risk associated with loans and other credit exposures to those clients. Additionally, our reputation and client relationships may be damaged as a result of our involvement, or our clients’ involvement, in certain industries or projects associated with causing or exacerbating climate change, as well as any decisions we make to continue to conduct or change our activities in response to considerations relating to climate change.
New regulations or guidance relating to climate change and the transition to a lower carbon dependent economy, as well as the perspectives of legislative bodies, shareholders, employees and other stakeholders regarding climate change, may affect whether and on what terms and conditions we engage in certain activities or offer certain products, as well as impact our business reputation and efforts to recruit and retain employees and customers.
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Our corporate headquarters is located in Oaks, Pennsylvania and consists of ten buildings situated on approximately 134 acres. We own and operate the land and buildings, which encompass approximately 628,000 square feet of office space and 34,000 square feet of data center space. We lease other offices which aggregate 192,000 square feet. We also own a 3,400 square foot condominium that is used for business purposes in New York, New York.
Item 3. Legal Proceedings.
The Company is party to various actions and claims arising in the normal course of business that the Company does not believe are material. The Company believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or the manner in which the Company conducts its business. Currently, the Company does not believe the amount of losses associated with these matters can be estimated. While the Company does not believe that the amount of such losses will, when liquidated or estimable, be material to its financial position, the assumptions may be incorrect and any such loss could have a material adverse effect on the Company's results of operations or the manner in which the Company conducts its business in the period(s) during which the underlying matters are resolved.
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

2022	High	Low	Dividends
First Quarter	$64.29	$54.03	$—
Second Quarter	61.43	51.34	0.40
Third Quarter	58.96	48.90	—
Fourth Quarter	63.49	46.30	0.43

2021	High	Low	Dividends
First Quarter	$62.45	$52.12	$—
Second Quarter	64.78	55.05	0.37
Third Quarter	63.50	57.06	—
Fourth Quarter	65.22	57.72	0.40
According to the records of our transfer agent, there were 225 holders of record of our common stock on January 31, 2023. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
For information on our equity compensation plans, refer to Note 7 to the Consolidated Financial Statements and Item 12 of this Annual Report on Form 10-K.

Stock Performance Graph:
The following graph shows a comparison from December 31, 2017 through December 31, 2022 of the cumulative total return for our common stock, the NASDAQ Market Index and an Industry Index, a blend of indices including 76% NASDAQ US Asset Managers and Custodians and 24% NASDAQ US Software. This information is obtained from sources believed to be reliable but we cannot guarantee their accuracy. Returns are based on historical performance and are not indicative of future results.

Comparison of Cumulative Total Return of SEI Investments Company, Industry Index and Nasdaq Market Index:

SEI Investments Company
NASDAQ Market Index
Industry Index
$250
$200
$150
$100
$50
DOLLARS
2017
2018
2019
2020
2021
2022

ASSUMES $100 INVESTED ON DECEMBER 31, 2017
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDED DECEMBER 31,
Issuer Purchases of Equity Securities:
Our Board of Directors has authorized the repurchase of up to $5.328 billion worth of our common stock. Currently, there is no expiration date for our common stock repurchase program (See Note 7 to the Consolidated Financial Statements). On June 1, 2022, our Board of Directors approved an increase in the stock repurchase program by an additional $200.0 million.
Information regarding the repurchase of common stock during the three months ended December 31, 2022 is:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 2022	50,000	$54.13	50,000	$169,771,000
November 2022	473,000	58.89	473,000	141,889,000
December 2022	818,000	59.95	818,000	92,852,000
Total	1,341,000	59.36	1,341,000
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(In thousands, except share and per-share data)
This discussion reviews and analyzes the consolidated financial condition at December 31, 2022 and 2021, the consolidated results of operations for the years ended December 31, 2022, 2021 and 2020, and other factors that may affect future financial performance. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report.
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
Overview
Consolidated Summary
SEI delivers technology and investment solutions that connect the financial services industry. With capabilities across investment processing, operations, and asset management, SEI works with corporations, financial institutions and professionals, and ultra-high-net-worth families to solve problems, manage change, and help protect assets for growth today and in the future. Investment processing fees are earned as either monthly fees for contracted services or as a percentage of the market value of our clients' assets processed on our platforms. Investment operations and investment management fees are earned as a percentage of assets under management, administration or advised assets. As of December 31, 2022, through our subsidiaries and partnerships in which we have a significant interest, we manage, advise or administer approximately $1.2 trillion in hedge, private equity, mutual fund and pooled or separately managed assets.
Condensed Consolidated Statements of Operations for the years ended 2022, 2021 and 2020 were:

Year Ended December 31,	2022	2021	Percent Change*	2020	Percent Change
Revenues	$1,991,037	$1,918,309	4%	$1,684,058	14%
Expenses	1,515,284	1,364,928	11%	1,238,171	10%
Income from operations	475,753	553,381	(14)%	445,887	24%
Net loss from investments	(3,078)	(366)	NM	(286)	NM
Interest income, net of interest expense	12,559	3,086	307%	5,959	(48)%
Other income	3,379	—	NM	—	NM
Equity in earnings of unconsolidated affiliates	120,667	137,572	(12)%	117,134	17%
Income before income taxes	609,280	693,673	(12)%	568,694	22%
Income taxes	133,813	147,080	(9)%	121,408	21%
Net income	475,467	546,593	(13)%	447,286	22%
Diluted earnings per common share	$3.46	$3.81	(9)%	$3.00	27%
* Variances noted "NM" indicate the percent change is not meaningful.

Significant Items Impacting Our Financial Results in 2022
Revenues increased $72.7 million, or 4%, to $2.0 billion in 2022 compared to 2021. Net income decreased $71.1 million, or 13%, to $475.5 million and diluted earnings per share decreased to $3.46 per share in 2022 compared to $3.81 per share in 2021. We believe the following items were significant to our business results during 2022:
•Revenue from Information processing and software servicing fees increased primarily from early termination fees of $88.0 million recorded during the first quarter 2022 and new client conversions.
•Revenue from Asset management, administration and distribution fees declined from lower assets under management from market depreciation during 2022 and negative cash flows from SEI fund programs due to client losses in the Investment Advisors and Institutional Investors segments. The decline was partially offset by positive cash flows into separately managed account programs and Strategist programs of the Investment Advisors segment. Average assets under management in equity and fixed income programs, excluding LSV, decreased $22.1 billion, or 11%, to $175.1 billion during 2022 as compared to $197.2 billion during 2021.
•Revenue from Asset management, administration and distribution fees increased from existing alternative investments clients of the Investment Managers segment due to new products and additional services. Average assets under administration reflect a loss of a significant client which was not charged asset-based fees.
•Revenues from our acquisitions of SEI Novus and Atlas Master Trust were $11.3 million and $4.8 million, respectively, during 2022. SEI Novus and Atlas Master Trust were acquired during the fourth quarter of 2021 and are reported in the Institutional Investors segment (See Note 15 to the Consolidated Financial Statements).
•Earnings from LSV decreased by $16.9 million, or 12%, in 2022 due to negative cash flows from existing clients, market depreciation and client losses. Increased performance fees during 2022 partially offset the decrease in earnings from LSV.
•Operating expenses increased from higher personnel and consulting costs due to business growth and competitive labor markets. Operational expenses also increased due to personnel costs and investments in compliance infrastructure to meet new regulatory requirements. The increase was partially offset by lower direct costs related to asset management revenues and lower amortization expense.
•We initiated a Voluntary Separation Program (VSP) to long-tenured employees as part of our commitment to professional development and expanded responsibilities for current and new employees by increasing advancement opportunities. We recognized one-time costs of $54.8 million during 2022 from the program. These costs are primarily included in Compensation, benefits and other personnel costs on the accompanying Consolidated Statements of Operations (See Note 14 to the Consolidated Financial Statements).
•The Institutional Investors segment includes personnel, professional fees, amortization and other costs related to SEI Novus and Atlas Master Trust. These expenses are primarily included in Compensation, benefits and other personnel costs, Consulting, outsourcing and professional fees, and Amortization on the accompanying Consolidated Statements of Operations.
•We capitalized $25.7 million of software development costs in 2022 for SWP as compared to $25.9 million in 2021. Amortization expense related to SWP decreased to $35.6 million during 2022 as compared to $47.8 million during 2021 due to the fully amortized initial SWP development costs (See the caption "Capitalized software development costs" later in this discussion for more information).
•The effective tax rate during 2022 was 22.0% as compared to 21.2% during 2021. The increase in the effective rate was primarily due to reduced tax benefits related to a lower volume of stock option exercises and an increase in the state effective tax rate.
•We continued the stock repurchase program during 2022 and purchased approximately 5,914,000 shares at an average price of $57.22 per share for a total cost of $338.4 million.
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
•Stock-based compensation expense increased $14.4 million during 2021 due to a change in estimate of the timing of when stock-option vesting targets would be achieved and stock option awards granted in late 2020, net of forfeitures.
•We capitalized $25.9 million of software development costs in 2021 for SWP as compared to $22.3 million in 2020. Amortization expense related to SWP increased to $47.8 million during 2021 as compared to $43.9 million during 2020 due to additional enhancements placed into service.
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
Other Significant Items Impacting Our Business
Infrastructure Investments
We believe that a critical component of our long-term success is our ability to continually improve our technology infrastructure. Accordingly, we endeavor to:
•automate previously manual processes in our operational, compliance, risk, control and other functions in order to create internal efficiencies;
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
Investment Processing and Software Servicing Fees
Investment processing and software servicing fees in our Private Banks segment primarily include application and business-process-outsourcing services, professional fees and transaction-based services. Application and business-process-outsourcing services revenues are based upon the type and number of investor accounts serviced or as a percentage of the market value of the clients’ asset processed on our platforms. Professional services revenues are earned from contracted, project-oriented services. Transaction-based revenues are primarily earned from fees earned on securities trades executed on behalf of our clients. Approximately 44% of our investment processing and software servicing fees are earned as a percentage of the market value of clients’ asset processed, primarily from SWP and our mutual fund trading solution clients.
Investment Management Platforms
Our investment management platforms include investment management programs and back-office investment processing outsourcing services and are generally offered on a bundled basis. Although we believe the breadth of our business solutions offer a competitive advantage, factors such as the underperformance of investment products that we manage relative to our competitors or to benchmarks and client preferences for lower cost investment products offered through an unbundled model have resulted in cash outflows and a loss of management fees primarily impacting the Investment Advisors segment.
Sensitivity of our revenues and earnings to capital market fluctuations
The majority of our revenues are based on the value of assets invested in investment products that we manage or administer which are affected by changes in the capital markets and the portfolio strategy of our clients or their customers.

The capital market conditions during 2022 were marked by significant depreciation across fixed income and equity markets regardless of region or style. These unfavorable market conditions had a negative impact on our asset-based fees thereby decreasing our base revenues. Macroeconomic factors such as persistent inflationary pressures, the continuation of interest rate increases, stagnant or recessionary economies, tight labor markets and geopolitical tensions, among others, could have significant influence on capital markets in 2023 and beyond. Any prolonged future downturns in general capital market conditions could have adverse effects on our revenues and earnings derived from assets under management and administration.

Ending Asset Balances
This table presents ending asset balances of our clients, or of our clients’ customers, for which we provide management or administrative services through our subsidiaries and partnerships in which we have a significant interest.

Ending Asset Balances
(In millions)	As of December 31,
			Percent Change		Percent Change
	2022	2021		2020
Private Banks:
Equity and fixed-income programs	$22,377	$26,281	(15)%	$25,498	3%
Collective trust fund programs	7	6	17%	6	—%
Liquidity funds	3,201	4,724	(32)%	3,778	25%
Total assets under management	$25,585	$31,011	(17)%	$29,282	6%
Client assets under administration	4,151	4,481	(7)%	26,346	(83)%
Total assets	$29,736	$35,492	(16)%	$55,628	(36)%
Investment Advisors:
Equity and fixed-income programs	$66,240	$81,686	(19)%	$71,248	15%
Liquidity funds	5,436	4,317	26%	3,832	13%
Total Platform assets under management	$71,676	$86,003	(17)%	$75,080	15%
Platform-only assets	13,931	14,564	(4)%	11,862	23%
Total Platform assets	$85,607	$100,567	(15)%	$86,942	16%
Institutional Investors:
Equity and fixed-income programs	$73,178	$91,719	(20)%	$90,869	1%
Collective trust fund programs	5	5	—%	98	(95)%
Liquidity funds	1,557	2,118	(26)%	2,128	—%
Total assets under management	$74,740	$93,842	(20)%	$93,095	1%
Advised assets	4,314	4,857	(11)%	4,063	20%
Total assets	$79,054	$98,699	(20)%	$97,158	2%
Investment Managers:
Collective trust fund programs (A)	$141,285	$92,549	53%	$75,214	23%
Liquidity funds	199	423	(53)%	424	—%
Total assets under management	$141,484	$92,972	52%	$75,638	23%
Client assets under administration	810,491	907,377	(11)%	760,397	19%
Total assets	$951,975	$1,000,349	(5)%	$836,035	20%
Investments in New Businesses:
Equity and fixed-income programs	$1,912	$2,096	(9)%	$1,711	23%
Liquidity funds	215	240	(10)%	162	48%
Total assets under management	$2,127	$2,336	(9)%	$1,873	25%
Advised assets	1,077	1,410	(24)%	1,299	NM
Total assets	$3,204	$3,746	(14)%	$3,172	18%
LSV:
Equity and fixed-income programs (B)	$83,753	$98,984	(15)%	$93,692	6%

Total:
Equity and fixed-income programs (C)	$247,460	$300,766	(18)%	$283,018	6%
Collective trust fund programs	141,297	92,560	53%	75,318	23%
Liquidity funds	10,608	11,822	(10)%	10,324	15%
Total assets under management	$399,365	$405,148	(1)%	$368,660	10%
Advised assets	5,391	6,267	(14)%	5,362	17%
Client assets under administration (D)	814,642	911,858	(11)%	786,743	16%
Platform-only assets	13,931	$14,564	(4)%	11,862	23%
Total assets	$1,233,329	$1,337,837	(8)%	$1,172,627	14%
(A)Collective trust fund program assets are included in assets under management since SEI is the trustee. Fees earned on this product are less than fees earned on customized asset management programs.
(B)Equity and fixed-income programs include $2.1 billion of assets managed by LSV in which fees are based solely on performance and are not calculated as an asset-based fee (as of December 31, 2022).
(C)Equity and fixed-income programs include $6.4 billion of assets invested in various asset allocation funds at December 31, 2022.
(D)    In addition to the assets presented, SEI also administers an additional $12.5 billion in Funds of Funds assets on which SEI does not earn an administration fee (as of December 31, 2022).

Average Asset Balances
This table presents average asset balances of our clients, or of our clients’ customers, for which we provide management or administrative services through our subsidiaries and partnerships in which we have a significant interest.

Average Asset Balances
(In millions)	For the Year Ended December 31,
			Percent Change		Percent Change
	2022	2021		2020
Private Banks:
Equity and fixed-income programs	$23,326	$25,857	(10)%	$23,728	9%
Collective trust fund programs	7	6	17%	6	—%
Liquidity funds	3,834	4,019	(5)%	3,902	3%
Total assets under management	$27,167	$29,882	(9)%	$27,636	8%
Client assets under administration	4,204	4,451	(6)%	24,831	(82)%
Total assets	$31,371	$34,333	(9)%	$52,467	(35)%
Investment Advisors:
Equity and fixed-income programs	$70,394	$77,596	(9)%	$63,812	22%
Liquidity funds	5,682	3,509	62%	4,641	(24)%
Total Platform assets under management	$76,076	$81,105	(6)%	$68,453	18%
Platform-only assets	13,574	13,426	1%	9,914	35%
Total Platform assets	$89,650	94,531	(5)%	78,367	21%
Institutional Investors:
Equity and fixed-income programs	$79,415	$91,832	(14)%	$81,518	13%
Collective trust fund programs	5	44	(89)%	98	(55)%
Liquidity funds	1,939	2,609	(26)%	2,302	13%
Total assets under management	$81,359	$94,485	(14)%	$83,918	13%
Advised assets	4,330	4,533	(4)%	3,608	26%
Total assets	$85,689	$99,018	(13)%	$87,526	13%
Investment Managers:
Collective trust fund programs (A)	125,595	85,622	47%	60,348	42%
Liquidity funds	311	496	(37)%	519	(4)%
Total assets under management	$125,906	$86,118	46%	$60,867	41%
Client assets under administration	837,647	850,510	(2)%	692,819	23%
Total assets	$963,553	$936,628	3%	$753,686	24%
Investments in New Businesses:
Equity and fixed-income programs	$1,968	$1,906	3%	$1,581	21%
Liquidity funds	247	202	22%	174	16%
Total assets under management	$2,215	$2,108	5%	$1,755	20%
Advised assets	1,191	1,395	(15)%	1,199	16%
Total assets	$3,406	$3,503	(3)%	$2,954	19%
LSV:
Equity and fixed-income programs (B)	$87,220	$99,591	(12)%	$85,043	17%

Total:
Equity and fixed-income programs (C)	$262,323	$296,782	(12)%	255,682	16%
Collective trust fund programs	125,607	85,672	47%	60,452	42%
Liquidity funds	12,013	10,835	11%	11,538	(6)%
Total assets under management	$399,943	$393,289	2%	$327,672	20%
Advised assets	5,521	5,928	(7)%	4,807	23%
Client assets under administration (D)	841,851	854,961	(2)%	717,650	19%
Platform-only assets	13,574	13,426	1%	9,914	35%
Total assets	$1,260,889	$1,267,604	(1)%	$1,060,043	20%

(A)    Collective trust fund program average assets are included in assets under management since SEI is the trustee. Fees earned on this product are less than fees earned on customized asset management programs.
(B)    Equity and fixed-income programs include assets managed by LSV in which fees are based solely on performance and are not calculated as an asset-based fee. The average value of these assets for the year ended December 31, 2022 was $2.0 billion.
(C)    Equity and fixed-income programs include $6.8 billion of average assets invested in various asset allocation funds for the year ended December 31, 2022.
(D)    In addition to the assets presented, SEI also administers an additional $13.0 billion of average assets in Funds of Funds assets for the year ended December 31, 2022 on which SEI does not earn an administration fee.

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

Business Segments
Revenues, Expenses and Operating profit (loss) for our business segments for the year ended 2022 compared to the year ended 2021, and for the year ended 2021 compared to the year ended 2020 were:

Year Ended December 31,	2022	2021	Percent Change	2020	Percent Change
Private Banks:
Revenues	$575,625	$493,570	17%	$455,393	8%
Expenses	473,209	462,796	2%	446,481	4%
Operating profit	$102,416	$30,774	233%	$8,912	245%
Operating margin	18%	6%		2%
Investment Advisors:
Revenues	447,766	482,949	(7)%	407,564	18%
Expenses	251,650	240,334	5%	205,913	17%
Operating profit	$196,116	$242,615	(19)%	$201,651	20%
Operating margin	44%	50%		49%
Institutional Investors:
Revenues	323,353	343,805	(6)%	317,627	8%
Expenses	172,252	168,070	2%	149,909	12%
Operating profit	$151,101	$175,735	(14)%	$167,718	5%
Operating margin	47%	51%		53%
Investment Managers:
Revenues	624,918	581,157	8%	489,462	19%
Expenses	404,850	348,655	16%	308,999	13%
Operating profit	$220,068	$232,502	(5)%	$180,463	29%
Operating margin	35%	40%		37%
Investments in New Businesses:
Revenues	19,375	16,828	15%	14,012	20%
Expenses	45,159	53,219	(15)%	52,871	1%
Operating loss	$(25,784)	$(36,391)	NM	$(38,859)	NM
For additional information pertaining to our business segments, see Note 12 to the Consolidated Financial Statements.

Private Banks

Year Ended December 31,	2022	2021	Percent Change	2020	Percent Change
Revenues:
Investment processing and software servicing fees	$453,531	$356,655	27%	$324,574	10%
Asset management, administration & distribution fees	122,094	136,915	(11)%	130,819	5%
Total revenues	$575,625	$493,570	17%	$455,393	8%
Revenues increased $82.1 million, or 17%, in 2022 compared to the prior year. Revenues during 2022 were primarily affected by:
•An increase in one-time termination fees, including an $88.0 million fee recorded during the first quarter 2022 from a significant investment processing client;
•Increased investment processing fees from new client conversions; and
•Increased revenues from U.K. clients impacted by increased interest rates; partially offset by
•Decreased investment processing fees from lost clients and market depreciation during 2022;
•Decreased investment management fees from existing international clients due to market depreciation during 2022;
•The negative impact from foreign currency exchange rate fluctuations between the U.S. dollar and the British pound on our foreign operations; and
•A negative adjustment to fees from an investment processing client which reduced their business processed through divestment.
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
Operating margins were 18% in 2022 and 6% in 2021. Operating income increased $71.6 million, or 233%, in 2022 compared to the prior year. Operating income in 2022, excluding the previously mentioned early termination fees of $88.0 million, net of direct costs of $1.9 million, would have been $16.3 million. Operating income in 2022 was primarily affected by:
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
•Increased amortization expense related to SWP; and

•Increased personnel and stock-based compensation costs.
Investment Advisors

Year Ended December 31,	2022	2021	Percent Change	2020	Percent Change
Revenues:
Investment management fees-SEI fund programs	$263,266	$301,581	(13)%	$271,627	11%
Separately managed account fees	162,762	158,181	3%	115,887	36%
Other fees	21,738	23,187	(6)%	20,050	16%
Total revenues	$447,766	$482,949	(7)%	$407,564	18%
Revenues decreased $35.2 million, or 7%, in 2022 compared to the prior year. Revenues during 2022 were primarily affected by:
•Decreased investment management fees from SEI fund programs resulting from market depreciation during 2022 and negative cash flows primarily from a significant client loss during the third-quarter 2022; partially offset by
•Increased fees from separately managed account programs and Strategist programs from positive cash flows and market appreciation occurring during 2021.
Revenues increased $75.4 million, or 18%, in 2021 compared to the prior year. Revenues during 2021 were primarily affected by:
•Increased fees from separately managed account programs and Strategist programs from positive cash flows; and
•The positive impact to investment management fees from market appreciation; partially offset by
•Negative cash flows from SEI-sponsored mutual funds.
Operating margins were 44% in 2022 and 50% in 2021. Operating income decreased $46.5 million, or 19%, in 2022 compared to the prior year. Operating income in 2022 was primarily affected by:
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
Institutional Investors
Revenues decreased $20.5 million, or 6%, in 2022 compared to the prior year. Revenues during 2022 were primarily affected by:
•Decreased investment management fees from defined benefit client losses and market depreciation during 2022; and
•The negative impact from foreign currency exchange rate fluctuations between the U.S. dollar and the British pound on our foreign operations; partially offset by
•Added revenues from the acquisitions of SEI Novus and Atlas Master Trust.
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

Operating margins were 47% in 2022 and 51% in 2021. Operating income decreased $24.6 million, or 14%, in 2022 compared to the prior year. Operating income during 2022 was primarily affected by:
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
Investment Managers
Revenues increased $43.8 million, or 8%, in 2022 compared to the prior year. Revenues during 2022 were primarily affected by:
•Increased revenues from new products launched and additional services provided to our largest alternative fund clients; and
•Positive cash flows into alternative and separately managed account offerings from new and existing clients; partially offset by
•Client losses, fund closures and the impact of market depreciation during 2022 to revenue from traditional fund clients.
Revenues increased $91.7 million, or 19%, in 2021 compared to the prior year. Revenues during 2021 were primarily affected by:
•Higher valuations of existing client assets from market appreciation; and
•Positive cash flows into alternative, traditional and separately managed account offerings from new and existing clients; partially offset by
•Client losses and fund closures.
Operating margins were 35% in 2022 and 40% in 2021. Operating income decreased $12.4 million, or 5%, in 2022 compared to the prior year. Operating income during 2022 was primarily affected by:
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
Other
Corporate overhead expenses
Corporate overhead expenses primarily consist of general and administrative expenses and other costs not directly attributable to a reportable business segment. Corporate overhead expenses were $168.2 million, $91.9 million and $74.0 million in 2022, 2021 and 2020, respectively. The increase in corporate overhead expenses during 2022 is primarily due to personnel costs associated with the VSP of $54.8 million (See Note 14 to the Consolidated Financial Statements). Corporate overhead expenses also increased due to higher personnel costs, consulting and professional fees and severance costs unrelated to the VSP. The increase in corporate overhead expenses during 2021 is primarily due to an increase in personnel costs, stock-based compensation, consulting and professional fees.

Other income and expense items
Other income and expense items on the accompanying Consolidated Statements of Operations consist of:

Year Ended December 31,	2022	2021	2020
Net loss from investments	$(3,078)	$(366)	$(286)
Interest and dividend income	13,308	3,649	6,568
Interest expense	(749)	(563)	(609)
Other income	3,379	—	—
Equity in earnings of unconsolidated affiliates	120,667	137,572	117,134
Total other income and expense items, net	$133,527	$140,292	$122,807
Net loss from investments
Net losses from investments during 2022 were primarily due to realized and unrealized losses recorded in current earnings related to the investment funds sponsored by LSV, equity holdings and SEI-sponsored mutual funds as well as realized losses related to available-for-sale debt securities held for regulatory compliance purposes (See Note 5 to the Consolidated Financial Statements).
Interest and dividend income
Interest and dividend income is earned based upon the amount of cash that is invested daily. The increase in interest and dividend income in 2022 was due to increases in interest rates. The decrease in interest and dividend income in 2021 was due to an overall decline in interest rates.
Other income
Other income is related to proceeds received from insurance recoveries of $4.4 million during 2022 for weather-related damage to our corporate headquarters. Property and equipment with a book value of approximately $1.0 million was written off from these damages, which resulted in other income of $3.4 million during 2022.
Equity in earnings of unconsolidated affiliates
Equity in earnings of unconsolidated affiliate reflects our 38.6% ownership interest in LSV. The table below presents the revenues and net income of LSV and our proportionate share in LSV's earnings.

	2022	2021	Percent Change	2020	Percent Change
Revenues	$406,895	$456,259	(11)%	$391,648	16%
Net income	312,180	354,964	(12)%	301,620	18%

SEI's proportionate share in the earnings of LSV	$120,667	$137,572	(12)%	$117,134	17%
The decrease in earnings from LSV in 2022 was due to negative cash flows from existing clients, market depreciation and client losses. Increased performance fees during 2022 partially offset the decrease in earnings from LSV. Average assets under management by LSV decreased $12.4 billion to $87.2 billion during 2022 as compared to $99.6 billion during 2021, a decrease of 12%. The increase in earnings from LSV in 2021 was due to higher assets under management from market appreciation and new clients. Increased performance fees also positively impacted earnings from LSV. Negative cash flows from existing clients and client losses partially offset the increase in earnings.
Amortization
Amortization expense on the accompanying Consolidated Statements of Operations consists of:

	2022	2021	Percent Change	2020	Percent Change
Capitalized software development costs	$41,437	$53,568	(23)%	$49,062	9%
Intangible assets acquired through acquisitions and asset purchases	12,580	5,260	139%	3,683	43%
Other	$263	$324	(19)%	$230	41%
Total amortization expense	$54,280	$59,152	(8)%	$52,975	12%
Capitalized software development costs
Capitalized software development costs are amortized on a project basis using the straight-line method over the estimated economic life of the product or enhancement. The capitalization of the initial development work related to SWP began in mid-2007 when the platform was determined to be ready for its intended use. The amortization expense related to the initial software development costs ended in the second quarter of 2022, resulting in a decline in amortization expense related to capitalized software development costs in 2022. The increase in amortization expense related to capitalized software development costs in 2021 was due to additional enhancements to SWP placed into service (See Note 1 to the Consolidated Financial Statements).
Intangible assets acquired through acquisitions and asset purchases
The increase in amortization expense related to intangible assets and asset purchases in 2022 and 2021 was due to the acquisitions of Finomial, SEI Novus and Atlas Master Trust during the fourth quarter 2021. Through these transactions, we acquired intangible assets related to technology, trade names and client relationships which are amortized over the estimated useful life of the assets (See Note 15 to the Consolidated Financial Statements).
Income Taxes
Our effective tax rate was 22.0% for 2022, 21.2% for 2021 and 21.3% for 2020. The effective tax rate is affected by recurring items, such as the U.S. federal tax rates and tax rates in various states and foreign jurisdictions and the relative amount of income earned in those jurisdictions. The income earned by jurisdiction has been fairly consistent. The effective tax rate is also affected by discrete items that may occur in any given year, but are not consistent from year to year.
Below are the most significant recurring and discrete items (See Note 11 to the Consolidated Financial Statements for more information):

Year Ended December 31,	2022	2021	2020
Statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal tax benefit	2.9	2.6	3.0
Foreign tax expense and tax rate differential	(0.2)	(0.1)	(0.4)
Tax benefit from stock option exercises	(0.7)	(1.2)	(1.1)
Research and development tax credit	(1.1)	(1.0)	(1.0)
Foreign-Derived Intangible Income Deduction (FDII)	(0.3)	(0.2)	(0.3)
Other, net	0.4	0.1	0.1
	22.0%	21.2%	21.3%
The increase in the effective rate in 2022 was primarily due to reduced tax benefits related to the lower volume of stock option exercises as compared to the prior year and an increase in the state effective tax rate.
Stock-Based Compensation
During 2022, 2021 and 2020, we recognized approximately $39.4 million, $41.5 million and $27.0 million, respectively, in stock-based compensation expense. The majority of our stock-based compensation expense is related to stock options. Stock options do not vest solely due to the passage of time but as a result of the achievement of financial vesting targets. Stock options granted included a service condition which requires a minimum two or four year waiting period from the grant date along with the attainment of the applicable financial vesting target. The amount of stock-based compensation expense related to stock options is recognized based upon an estimate of when the financial vesting targets may be achieved. Any change in estimate could result in the remaining amount of stock-based compensation expense to be accelerated, spread out over a longer period, or reversed. This may cause volatility in the recognition of stock-based compensation expense and materially affect earnings.
During 2022, 2021 and 2020, we revised the estimates of when certain vesting targets were expected to be achieved. These changes in estimates resulted in an increase in stock-based compensation expense of $4.9 million in 2022, an increase in stock-based compensation expense of $5.9 million in 2021, and an decrease in stock-based compensation expense of $2.7 million in 2020.
There was approximately $95.8 million of unrecognized compensation cost related to unvested employee stock options at December 31, 2022 and we expect to recognize approximately $36.6 million in stock-based compensation costs for stock options in 2023.
Fair Value Measurements
The fair value of financial assets and liabilities, except for the investment funds sponsored by LSV, is determined in accordance with the fair value hierarchy. The fair value of the investment funds sponsored by LSV is measured using the net asset value per share (NAV) as a practical expedient. The fair value of all other financial assets are determined using Level 1 or Level 2 inputs and consist mainly of investments in equity or fixed-income mutual funds that are quoted daily and Government National Mortgage Association (GNMA) and other U.S. government agency securities that are single issuer pools that are valued based on current market data of similar assets. Level 3 financial liabilities at December 31, 2022 and December 31, 2021 consist of the contingent consideration resulting from an acquisition (See Note 15 to the Consolidated Financial Statements).
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
Liquidity and Capital Resources

Year Ended December 31,	2022	2021	2020
Net cash provided by operating activities	$566,119	$633,101	$488,682
Net cash used in investing activities	(89,809)	(164,883)	(67,496)
Net cash used in financing activities	(437,235)	(422,319)	(482,135)
Effect of exchange rate changes on cash and cash equivalents	(17,474)	(1,868)	4,129
Net increase (decrease) in cash and cash equivalents	21,601	44,031	(56,820)
Cash, cash equivalents and restricted cash, beginning of year	831,758	787,727	844,547
Cash, cash equivalents and restricted cash, end of year	$853,359	$831,758	$787,727
Our credit facility provides for borrowings up to $325.0 million and is scheduled to expire in April 2026. In November 2021, we borrowed $40.0 million under the credit facility for the funding of an acquisition (See Note 15 to the Consolidated Financial Statements). We made principal payments of $40.0 million during 2022 to fully repay the outstanding balance of the credit facility.
As of January 31, 2023, we had outstanding letters of credit of $6.0 million which reduced the amount available under the credit facility. These letters of credit were primarily issued for the expansion of the corporate headquarters and are due to expire in 2023. As of January 31, 2023, the amount of the credit facility available for corporate purposes was $319.0 million.
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
The majority of excess cash reserves are primarily placed in accounts located in the United States that invest in SEI-sponsored money market mutual funds denominated in the U.S. dollar. We also utilize demand deposit accounts or money market accounts at several well-established financial institutions located in the United States. Accounts used to manage these excess cash reserves do not impose any restrictions or limitations that would prevent us from being able to access such cash amounts immediately. As of January 31, 2023, the amount of cash and cash equivalents considered free and immediately accessible for other general corporate purposes was $357.3 million.
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
Cash flows from operations decreased $67.0 million in 2022 compared to 2021 primarily from the decrease in net income, non-cash items and lower repayments of advances due from our unconsolidated affiliate, LSV, related to their working capital accounts. The positive impact from the change in the Company's working capital accounts partially offset the decrease. Cash flows from operations increased $144.4 million in 2021 compared to 2020 primarily from the increase in net income and increased repayments of advances due from our unconsolidated affiliate, LSV, related to their working capital accounts. The negative impact from the change in the Company's working capital accounts partially offset the increase.
Net cash used in investing activities includes:
•Purchases, sales and maturities of marketable securities. Our purchases, sales and maturities of marketable securities during 2022, 2021 and 2020 were as follows:

	2022	2021	2020
Purchases	$(178,217)	$(216,260)	$(143,493)
Sales and maturities	161,160	195,096	155,952
Net investing activities from marketable securities	$(17,057)	$(21,164)	$12,459
See Note 5 to the Consolidated Financial Statements for more information related to marketable securities.
•The capitalization of costs incurred in developing computer software. We capitalized $35.3 million, $26.0 million and $24.1 million of software development costs in 2022, 2021 and 2020, respectively. The majority of our software development costs are related to significant enhancements for the expanded functionality of the SEI Wealth Platform. We also capitalized $9.6 million of software development costs during 2022 for a new platform for the Investment Managers segment.
•Capital expenditures. Capital expenditures in 2022, 2021 and 2020 primarily include purchased software and equipment for data center operations. Expenditures in 2020 also include the expansion of our corporate headquarters completed in the fourth quarter 2020. We continue to evaluate improvements to our information technology infrastructure which, if implemented, will result in additional expenditures for purchased software and equipment for data center operations.
•Cash paid for acquisitions, net of cash acquired. In October 2021, we made a net cash payment of $8.2 million to complete the acquisition of Finomial, an investor lifecycle management fintech firm. In November 2021, we made a net cash payment of $72.0 million to complete the acquisition of Novus, a global portfolio intelligence platform company (See Note 15 to the Consolidated Financial Statements).
•Proceeds from insurance settlements. We received insurance proceeds of $4.4 million during 2022 to recover costs for repairs made to our corporate headquarters.
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
Net cash used in financing activities includes:
•Borrowings on revolving credit facility. In November 2021, we borrowed $40.0 million for the funding of an acquisition (See Note 15 to the Consolidated Financial Statements).

•Principal repayments on revolving credit facility. We made a principal payments of $40.0 million during 2022 to fully repay the entire outstanding balance of the credit facility.
•The repurchase of our common stock. The Board of Directors has authorized the repurchase of common stock through multiple authorizations. Currently, there is no expiration date for the common stock repurchase program. The following table lists information regarding repurchases of common stock during 2022, 2021 and 2020:

Year	Total Number of Shares Repurchased	Average Price Paid per Share	Total Cost
2022	5,914,000	$57.22	$338,442
2021	6,747,000	61.00	411,534
2020	8,008,000	53.04	424,702
•Proceeds from the issuance of our common stock. We received $58.2 million, $55.2 million and $49.4 million in proceeds from the issuance of common stock during 2022, 2021 and 2020, respectively. The proceeds we receive from the issuance of common stock is directly attributable to the levels of stock option exercise activity.
•Dividend payments. Cash dividends paid during 2022, 2021 and 2020 were as follows:

Year	Cash Dividends Paid	Cash Dividends Paid per Share
2022	$109,830	$0.80
2021	105,516	0.74
2020	103,914	0.70
The Board of Directors declared a semi-annual cash dividend of $0.43 per share on December 5, 2022. The dividend was paid on January 5, 2023 for a total of $58.1 million.
Cash Requirements
Cash requirements and liquidity needs are primarily funded through cash flow from operations and our capacity for additional borrowing. At December 31, 2022, unused sources of liquidity consisted of cash and cash equivalents and the amount available under our credit facility.
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
Stock-Based Compensation:
Stock-based compensation cost for awards under share-based compensation plans is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. We currently use the Black-Scholes option pricing model to determine the fair value of stock option awards. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as various other assumptions. These assumptions include expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. We account for forfeitures as they occur. The amount of stock-based compensation expense for stock options that is recognized in a given period is dependent upon management’s estimate of when the financial vesting targets are expected to be achieved. If this estimate proves to be inaccurate, the remaining amount of stock-based compensation expense for stock options could be accelerated, spread out over a longer period, or reversed. We currently base expectations for these assumptions from historical data and other applicable factors. These expectations are subject to change in future periods.
During 2022, 2021 and 2020, we revised our estimates of when certain vesting targets for stock option awards were expected to be achieved. These changes in estimates resulted in an increase in stock-based compensation expense of $4.9 million in 2022 in comparison to the previous management estimate, an increase in stock-based compensation expense of $5.9 million in 2021, and a decrease in stock-based compensation expense of $2.7 million in 2020 in comparison to the previous management estimates. For additional information regarding stock-based compensation, see Note 7 to the Consolidated Financial Statements.
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
Goodwill is tested for impairment at the reporting unit level annually or more frequently if events or changes in circumstances would more likely than not reduce the fair value of a reporting unit below its carrying value. We have three reporting units subject to goodwill impairment testing. As of December 31, 2022, no impairment of goodwill has been identified.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Information required by this item is set forth under the captions "Our revenues and earnings are affected by changes in capital markets and significant changes in the value of financial instruments" and "Changes in interest rates may affect the value of our fixed-income investment securities" in Item 1A, Risk Factors and under the caption "Sensitivity of our revenues and earnings to capital market fluctuations" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 8. Financial Statements and Supplementary Data.
All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
SEI Investments Company:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of SEI Investments Company and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule II referred to in Item 15(2) of this Form 10-K (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 21, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

Recoverability of SEI Wealth PlatformSM (SWP) Capitalized Software Development Costs
As discussed in Note 1 to the consolidated financial statements, the Company's capitalized software development costs primarily relate to the further development of SWP. As of December 31, 2022, the net book value of SWP was $225,975. The Company evaluates the carrying value of capitalized software development costs when circumstances indicate the carrying value may not be recoverable. The review of capitalized software development costs for recoverability requires significant assumptions about operating strategies, underlying technologies utilized, and external market factors. External market factors include, but are not limited to, expected levels of competition, barriers to entry by potential competitors, stability in the target market and governmental regulations.
We identified the assessment of the recoverability of SWP capitalized software costs as a critical audit matter. Assessing the Company’s identification of changes in circumstances that indicate the carrying value of SWP may not be recoverable involved subjective auditor judgment. The judgments included consideration of factors that are external and internal to the Company, such as operating strategies, underlying technologies utilized, and external market factors.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the capitalized software development costs process. This included controls related to the Company’s assessment of circumstances indicating the carrying value of SWP capitalized software development costs may not be recoverable. We evaluated management’s assessment to identify changes in circumstances that indicate the carrying value of SWP may not be recoverable, including consideration of the Company’s operating strategies, underlying technologies utilized, and external market factors by (1) inquiring of management responsible for SWP software development, (2) reading board of director minutes, shareholder presentations, press releases and available peer and industry information, and (3) analyzing the nature of SWP software costs capitalized in the current year.
/s/ KPMG LLP
We have served as the Company’s auditor since 2014.
Philadelphia, Pennsylvania
February 21, 2023

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
SEI Investments Company:
Opinion on Internal Control Over Financial Reporting
We have audited SEI Investments Company and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule II referred to in Item 15(2) of this Form 10-K (collectively, the consolidated financial statements), and our report dated February 21, 2023 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ KPMG LLP
Philadelphia, Pennsylvania
February 21, 2023

Consolidated Balance Sheets	SEI Investments Company
(In thousands)	and Subsidiaries

December 31,	2022	2021
Assets
Current Assets:
Cash and cash equivalents	$853,008	$831,407
Restricted cash	351	351
Receivables from investment products	62,014	59,036
Receivables, net of allowance for doubtful accounts of $901 and $1,602	457,084	441,609
Securities owned	32,148	28,267
Other current assets	48,703	43,559
Total Current Assets	1,453,308	1,404,229
Property and Equipment, net of accumulated depreciation of $440,861 and $409,248	181,029	178,869
Operating Lease Right-of-Use Assets	24,992	33,614
Capitalized Software, net of accumulated amortization of $586,744 and $545,307	237,302	243,446
Available For Sale and Equity Securities	128,201	129,541
Investments in Affiliated Funds, at fair value	6,366	6,916
Investment in Unconsolidated Affiliate	104,673	107,918
Goodwill	115,599	117,232
Intangible Assets, net of accumulated amortization of $30,261 and $17,716	55,532	68,782
Deferred Contract Costs	37,928	36,236
Deferred Income Taxes	4,936	2,983
Other Assets, net	33,687	24,936
Total Assets	$2,383,553	$2,354,702
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	SEI Investments Company
(In thousands)	and Subsidiaries

December 31,	2022	2021
Liabilities and Equity
Current Liabilities:
Accounts payable	$13,283	$10,312
Accrued liabilities	359,363	324,382
Current portion of long-term operating lease liabilities	10,344	11,328
Deferred revenue	14,893	9,721
Total Current Liabilities	397,883	355,743
Borrowings Under Revolving Credit Facility	—	40,000
Long-term Income Taxes Payable	803	803
Deferred Income Taxes	—	48,876
Long-term Operating Lease Liabilities	18,786	27,639
Other Long-term Liabilities	12,257	20,878
Total Liabilities	429,729	493,939
Commitments and Contingencies
Shareholders' Equity:
Common stock, $.01 par value, 750,000 shares authorized; 134,162 and 138,449 shares issued and outstanding	1,342	1,384
Capital in excess of par value	1,307,162	1,246,608
Retained earnings	694,287	632,614
Accumulated other comprehensive loss, net	(48,967)	(19,843)
Total Shareholders' Equity	1,953,824	1,860,763
Total Liabilities and Equity	$2,383,553	$2,354,702
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations	SEI Investments Company
(In thousands, except per-share data)	and Subsidiaries

Year Ended December 31,	2022	2021	2020
Revenues:
Asset management, administration and distribution fees	$1,514,063	$1,547,016	$1,345,649
Information processing and software servicing fees	476,974	371,293	338,409
Total revenues	1,991,037	1,918,309	1,684,058
Expenses:
Subadvisory, distribution and other asset management costs	196,732	218,068	181,618
Software royalties and other information processing costs	29,006	27,759	28,937
Compensation, benefits and other personnel	720,029	584,497	527,509
Stock-based compensation	39,403	41,451	27,014
Consulting, outsourcing and professional fees	242,013	223,200	227,916
Data processing and computer related	125,171	107,560	96,328
Facilities, supplies and other costs	74,993	69,760	64,915
Amortization	54,280	59,152	52,975
Depreciation	33,657	33,481	30,959
Total expenses	1,515,284	1,364,928	1,238,171
Income from operations	475,753	553,381	445,887
Net loss from investments	(3,078)	(366)	(286)
Interest and dividend income	13,308	3,649	6,568
Interest expense	(749)	(563)	(609)
Other income	3,379	—	—
Equity in earnings of unconsolidated affiliates	120,667	137,572	117,134
Income before income taxes	609,280	693,673	568,694
Income taxes	133,813	147,080	121,408
Net income	$475,467	$546,593	$447,286

Basic earnings per common share	$3.49	$3.87	$3.05
Shares used to compute basic earnings per share	136,071	141,216	146,709
Diluted earnings per common share	$3.46	$3.81	$3.00
Shares used to compute diluted earnings per share	137,423	143,312	149,003
Dividends declared per common share	$0.83	$0.77	$0.72
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income	SEI Investments Company
(In thousands)	and Subsidiaries

Year Ended December 31,	2022	2021	2020
Net income	$475,467	$546,593	$447,286
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(19,892)	(1,432)	5,620
Unrealized holding (loss) gain on investments:
Unrealized holding (losses) gains during the period, net of income taxes of $2,893, $728 and $(134)	(9,700)	(2,527)	374
Less: reclassification adjustment for losses realized in net income, net of income taxes of $(134), $(246) and $(190)	468	914	712
Total other comprehensive (loss) income, net of taxes	(29,124)	(3,045)	6,706
Comprehensive income	$446,343	$543,548	$453,992
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Equity	SEI Investments Company
(In thousands, except per-share data)	and Subsidiaries

Year Ended December 31,	2022	2021	2020
Shares of Common Stock
Beginning balance	138,449	143,396	149,745
Purchase and retirement of common stock	(5,914)	(6,747)	(8,007)
Issuance of common stock under the employee stock purchase plan	90	81	95
Issuance of common stock upon exercise of stock options	1,537	1,719	1,563
Ending balance	134,162	138,449	143,396

Common Stock
Beginning balance	$1,384	$1,434	$1,497
Purchase and retirement of common stock	(58)	(67)	(80)
Issuance of common stock under the employee stock purchase plan	1	—	1
Issuance of common stock upon exercise of stock options	15	17	16
Ending balance	$1,342	$1,384	$1,434

Capital In Excess of Par Value
Beginning balance	$1,246,608	$1,190,001	$1,158,900
Purchase and retirement of common stock	(37,019)	(40,058)	(45,309)
Issuance of common stock under the employee stock purchase plan	4,340	4,115	4,346
Issuance of common stock upon exercise of stock options	53,830	51,099	45,050
Stock-based compensation	39,403	41,451	27,014
Ending balance	$1,307,162	$1,246,608	$1,190,001

Retained Earnings
Beginning balance	$632,614	$565,270	$601,885
Net income	475,467	546,593	447,286
Purchase and retirement of common stock	(301,365)	(371,409)	(379,313)
Dividends declared ($0.83, $0.77 and $0.72 per share)	(112,429)	(107,840)	(104,588)
Ending balance	$694,287	$632,614	$565,270

Accumulated Other Comprehensive Loss
Beginning balance	$(19,843)	$(16,798)	$(23,504)
Other comprehensive (loss) income	(29,124)	(3,045)	6,706
Ending balance	$(48,967)	$(19,843)	$(16,798)

Total Equity	$1,953,824	$1,860,763	$1,739,907
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	SEI Investments Company
(In thousands)	and Subsidiaries

Year Ended December 31,	2022	2021	2020
Cash flows from operating activities:
Net income	$475,467	$546,593	$447,286
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	33,657	33,481	30,959
Amortization	54,280	59,152	52,975
Equity in earnings of unconsolidated affiliates	(120,667)	(137,572)	(117,134)
Partner distributions received from unconsolidated affiliate	120,849	131,170	125,534
Stock-based compensation	39,403	41,451	27,014
Provision for losses on receivables	(701)	502	(101)
Deferred income tax benefit	(46,489)	(7,831)	(1,036)
Net loss from investments	3,078	366	286
Change in other long-term liabilities	285	824	(420)
Change in other assets	(6,039)	68	(1,449)
Contract costs capitalized, net of amortization	(1,692)	(2,455)	(2,790)
Other	(4,638)	1,538	912
Change in current assets and liabilities:
Decrease (increase) in:
Receivables from investment products	(2,978)	(3,765)	(1,106)
Receivables	(15,663)	(53,944)	(44,761)
Other current assets	(5,194)	(4,202)	(6,407)
Advances due from unconsolidated affiliate	3,063	(3,083)	(39,420)
Increase (decrease) in:
Accounts payable	2,971	249	3,343
Accrued liabilities	32,166	27,016	21,097
Deferred revenue	4,961	3,543	(6,100)
Total adjustments	90,652	86,508	41,396
Net cash provided by operating activities	$566,119	$633,101	$488,682
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	SEI Investments Company
(In thousands)	and Subsidiaries

Year Ended December 31,	2022	2021	2020
Cash flows from investing activities:
Additions to property and equipment	(39,191)	(26,499)	(54,448)
Additions to capitalized software	(35,293)	(26,037)	(24,119)
Purchases of marketable securities	(178,217)	(216,260)	(143,493)
Prepayments and maturities of marketable securities	160,981	194,769	155,110
Sales of marketable securities	179	327	842
Cash paid for acquisitions, net of cash acquired	—	(80,159)	—
Proceeds from insurance settlements	4,388	—	—
Other investing activities	(2,656)	(11,024)	(1,388)
Net cash used in investing activities	(89,809)	(164,883)	(67,496)
Cash flows from financing activities:
Payments under revolving credit facility	(40,000)	—	—
Borrowings under revolving credit facility	—	40,000	—
Payment of contingent consideration	(868)	(3,965)	(633)
Purchase and retirement of common stock	(344,723)	(408,069)	(427,001)
Proceeds from issuance of common stock	58,186	55,231	49,413
Payment of dividends	(109,830)	(105,516)	(103,914)
Net cash used in financing activities	(437,235)	(422,319)	(482,135)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(17,474)	(1,868)	4,129

Net increase (decrease) in cash, cash equivalents and restricted cash	21,601	44,031	(56,820)

Cash, cash equivalents and restricted cash, beginning of year	831,758	787,727	844,547

Cash, cash equivalents and restricted cash, end of year	$853,359	$831,758	$787,727

Interest paid	$815	$554	$612
Income taxes paid	$192,514	$154,268	$121,987

Non-cash investing and financing activities
Acquisition of businesses in current assets, property and equipment, current liabilities and other long-term liabilities	$—	$76,621	$—
Dividends declared but not paid	$58,051	$55,452	$53,127
The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements	SEI Investments Company
(all figures are in thousands except share and per-share data)	and Subsidiaries
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
Investment processing platforms provide technologies and business process outsourcing services for wealth managers. These solutions include investment advisory, client relationship, and other technology-enabled capabilities for the front office; administrative and investment services for the middle office; and accounting and processing services for the back office. Revenues from investment processing platforms are recognized in Information processing and software servicing fees on the accompanying Consolidated Statements of Operations.
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
Investment management platforms provide comprehensive solutions for managing personal and institutional wealth. These platforms include goals-based investment strategies; SEI-sponsored investment products, including mutual funds, collective investment products, alternative investment portfolios and separately managed accounts (SMA); and other market-specific advice, technology and operational components. These platforms are offered to wealth managers as part of a complete goals-based investment program for their end-investors. For institutional investors, the Company provides Outsourced Chief Investment Officer (OCIO) solutions and Enhanced Chief Investment Officer (ECIO) solutions that include investment management programs, as well as advisory and administrative services. Revenues from investment management platforms are recognized in Asset management, administration and distribution fees on the accompanying Consolidated Statements of Operations.
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
The Company is a party to expense limitation agreements with certain SEI-sponsored money market funds subject to Rule 2a-7 of the Investment Company Act of 1940 which establish a maximum level of ordinary operating expenses incurred by the fund in any fiscal year including, but not limited to, fees of the administrator or its affiliates. Under the terms of these agreements, the Company waived $35,426, $45,129 and $33,408 in fees during 2022, 2021 and 2020, respectively.
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
Cash and Cash Equivalents
The Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include $305,434 and $290,256 at December 31, 2022 and 2021, respectively, primarily invested in SEI-sponsored open-ended money market mutual funds. The SEI-sponsored mutual funds are considered Level 1 assets.
Restricted Cash
Restricted cash includes $250 at December 31, 2022 and 2021 segregated for regulatory purposes related to trade-execution services conducted by SIEL. Restricted cash also includes $101 at December 31, 2022 and 2021 segregated in special reserve accounts for the benefit of SIDCO customers in accordance with certain rules established by the Securities and Exchange Commission for broker-dealers.
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
The Company evaluates the realizable value of its available for sale debt securities on a quarterly basis. In the event that an other-than-temporary decline in fair value has occurred, the amount of the decline related to a credit loss is reported through current period earnings. Some of the factors considered in determining other-than-temporary impairment include, but are not limited to, the intent of management to sell the security, the likelihood that the Company will be required to sell the security before recovering its cost, and management’s expectation to recover the entire amortized cost basis of the security even if there is no intent to sell the security. The Company did not recognize any impairment charges related to its available for sale debt securities in 2022, 2021 or 2020.
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
Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment by management. The Company had no Level 3 financial assets at December 31, 2022 or 2021 that were required to be measured at fair value on a recurring basis. The Company's Level 3 financial liabilities at December 31, 2022 and 2021 consist entirely of an estimated contingent consideration resulting from the Company's acquisition of Huntington Steele, LLC (See Note 15).
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
The Company capitalized $35,293, $26,037 and $24,119 of software development costs during 2022, 2021 and 2020, respectively. The Company's capitalized software development costs primarily relate to the further development of the SEI Wealth PlatformSM (SWP). The Company capitalized $25,735, $25,938 and $22,257 of software development costs for significant enhancements to SWP during 2022, 2021 and 2020, respectively. As of December 31, 2022, the net book value of SWP was $225,975. The net book value includes $14,217 of capitalized software development costs in-progress associated with future releases.
Management continually reassesses the estimated useful life of SWP and any change in management’s estimate could result in the remaining amortization expense to be accelerated or spread out over a longer period. As of December 31, 2022, SWP has a weighted average remaining life of 9.8 years. Amortization expense for SWP was $35,638, $47,769 and $43,853 in 2022, 2021 and 2020, respectively, and is included in Amortization expense on the accompanying Consolidated Statements of Operations.
The Company also capitalized $9,558 of software development costs during 2022 related to a new platform for the Investment Managers segment. As of December 31, 2022, the platform has not been placed into service.
The Company currently expects to recognize amortization expense related to all capitalized software development costs placed into service as of December 31, 2022 each year from 2023 through 2027 as follows:

Year	Expected Amortization Expense Related to Capitalized Software
2023	$24,385
2024	24,385
2025	24,385
2026	23,378
2027	21,761
The Company evaluates the carrying value of capitalized software development costs when circumstances indicate the carrying value may not be recoverable. The review of capitalized software development costs for impairment requires significant assumptions about operating strategies, underlying technologies utilized, and external market factors. External market factors include, but are not limited to, expected levels of competition, barriers to entry by potential competitors, stability in the target market and governmental regulations. The Company did not recognize any impairment charges related to its capitalized software development costs in 2022, 2021 or 2020.
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
Identifiable definite-lived intangible assets on the Company’s Consolidated Balance Sheet are amortized on a straight-line basis according to their estimated useful lives. Goodwill is not amortized but is reviewed for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Current guidance requires that a qualitative assessment be performed to assess goodwill for impairment. The fair value of each reporting unit is compared with its carrying value, including goodwill. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. If the qualitative assessment indicates the carrying value exceeds the fair value, a quantitative impairment test is then utilized to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized. The Company did not recognize any impairment charges related to its goodwill or other intangible assets in 2022, 2021 or 2020. See Note 15 for related disclosures regarding goodwill and intangible assets.
Contingent Consideration Liabilities
The Company may be required to pay additional future consideration in connection with business acquisitions based on the attainment of specified financial measures. The Company estimates the fair value of these potential future obligations at the time a business combination is consummated and records a contingent consideration liability on the Consolidated Balance Sheets. If the expected payment amounts subsequently change, the contingent consideration liabilities are adjusted through current period earnings and included in Facilities, supplies and other costs on the accompanying Consolidated Statement of Operations. See Note 15 for related disclosures regarding contingent consideration liabilities.
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
Transaction gains and losses from exchange rate fluctuations are included in the results of operations in the periods in which they occur. There were no material gains or losses from exchange rate fluctuations in 2022, 2021 or 2020.
Earnings Per Common Share
Basic earnings per common share is computed by dividing net income attributable to SEI Investments common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income attributable to SEI Investments common shareholders by the combination of the weighted average number of common shares outstanding and the dilutive potential common shares outstanding during the period. The Company's dilutive potential common shares consist of equity awards including stock options and restricted stock units.
The calculations of basic and diluted earnings per share for 2022, 2021 and 2020 are:

	2022	2021	2020
Net income	$475,467	$546,593	$447,286
Shares used to compute basic earnings per common share	136,071,000	141,216,000	146,709,000
Dilutive effect of equity awards	1,352,000	2,096,000	2,294,000
Shares used to compute diluted earnings per common share	137,423,000	143,312,000	149,003,000
Basic earnings per common share	$3.49	$3.87	$3.05
Diluted earnings per common share	$3.46	$3.81	$3.00

Employee stock options to purchase approximately 12,439,000, 11,755,000 and 9,220,000 shares of common stock, with an average exercise price per share of $60.35, $58.43 and $58.12, were outstanding during 2022, 2021 and 2020, respectively, but not included in the computation of diluted earnings per common share because either the performance conditions have not been satisfied or the option’s exercise price was greater than the average market price of the Company’s common stock and the effect on diluted earnings per common share would have been anti-dilutive (See Note 7).
Stock-Based Compensation
The Company recognizes stock-based compensation for all share-based awards made to employees and directors, including stock options, restricted stock units, and employee stock purchases related to an employee stock purchase plan. Stock-based compensation cost for awards under share-based compensation plans is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. The Company accounts for forfeitures as they occur. Restricted stock units are time-based and are not based on the achievement of performance targets. The amount of stock-based compensation expense for stock options recognized in a given period is dependent upon management’s estimate of when the vesting targets are expected to be achieved. If this estimate proves to be inaccurate, the remaining amount of stock-based compensation expense for stock options could be accelerated, spread out over a longer period, or reversed (See Note 7).
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
Recently Adopted Accounting Pronouncements
In July 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2021-05, Leases (Topic 842): Lessors – Certain Leases with Variable Lease Payments (ASU 2021-05) which requires a lessor to classify a lease with entirely or partially variable payments that do not depend on an index or rate as an operating lease if a different classification would result in a commencement date selling loss (Day 1 loss). The Company adopted ASU 2021-05 on January 1, 2022. There was no material impact to the Company's consolidated financial statements from the implementation of ASU 2021-05.
New Accounting Pronouncements
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805) Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASU 2021-08). This update amends Topic 805 to add contract assets and contract liabilities to the list of exceptions to the recognition and measurement principles that apply to business combinations and to require that an entity (acquirer) recognize and measure contract assets and contract liabilities in accordance with ASC 606. This standard is effective for financial statements issued by public companies for annual and interim periods beginning after December 15, 2022. The amendment is to be applied prospectively to business combinations occurring on or after the effective date of the amendment. The Company does not believe the adoption of ASU 2021-08 will have a material impact on its consolidated financial statements and related disclosures.

Note 2 – Investment in Unconsolidated Affiliates
LSV Asset Management
The Company has an investment in the general partnership LSV Asset Management (LSV), a registered investment advisor that provides investment advisory services primarily to institutions, including pension plans and investment companies. LSV is currently an investment sub-advisor for a limited number of SEI-sponsored mutual funds. On April 1, 2022, LSV provided an interest in the partnership to select key employees which reduced the ownership percentage of each existing partner on a pro-rata basis. As a result, the Company's total partnership interest in LSV was reduced slightly to approximately 38.6% from approximately 38.7%. As of December 31, 2022, the Company's total partnership interest in LSV was approximately 38.6%.
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
At December 31, 2022, the Company’s total investment in LSV was $104,673. The Company’s proportionate share in the earnings of LSV was $120,667, $137,572 and $117,134 in 2022, 2021 and 2020, respectively. The Company receives partnership distributions related to the earnings of LSV on a quarterly basis. As such, the Company considers these distribution payments as returns on investment rather than returns of the Company's original investment in LSV and has therefore classified the associated cash inflows as an operating activity on the Consolidated Statements of Cash Flows. The Company received partnership distribution payments from LSV of $120,849, $131,170 and $125,534 in 2022, 2021 and 2020, respectively.
These tables contain condensed financial information of LSV:

Condensed Statement of Operations Year ended December 31,	2022	2021	2020
Revenues	$406,895	$456,259	$391,648
Net income	$312,180	$354,964	$301,620

Condensed Balance Sheets December 31,	2022	2021
Current assets	$158,326	$171,058
Non-current assets	6,019	4,792
Total assets	$164,345	$175,850

Current liabilities	$77,306	$82,858
Non-current liabilities	3,050	3,863
Partners’ capital	83,989	89,129
Total liabilities and partners’ capital	$164,345	$175,850

Note 3 – Composition of Certain Financial Statement Captions
Receivables
Receivables on the accompanying Consolidated Balance Sheets consist of:

	2022	2021
Trade receivables	$110,722	$111,209
Fees earned, not billed	320,700	315,255
Other receivables	26,563	16,747
	457,985	443,211
Less: Allowance for doubtful accounts	(901)	(1,602)
Receivables, net	$457,084	$441,609

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
Property and Equipment
Property and Equipment on the accompanying Consolidated Balance Sheets consists of:

	2022	2021
Buildings	$210,626	$209,766
Equipment	179,318	153,158
Land	26,439	24,651
Purchased software	160,714	156,387
Furniture and fixtures	21,956	21,254
Leasehold improvements	20,879	21,946
Construction in progress	1,958	955
	621,890	588,117
Less: Accumulated depreciation	(440,861)	(409,248)
Property and Equipment, net	$181,029	$178,869
Depreciation expense related to property and equipment for 2022, 2021 and 2020 was $33,657, $33,481 and $30,959, respectively.
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
Deferred contract costs were $37,928 and $36,236 as of December 31, 2022 and 2021, respectively. The Company deferred expenses related to contract costs of $12,751, $11,201 and $10,284 during 2022, 2021 and 2020, respectively. Amortization expense related to deferred contract costs were $11,059, $8,746 and $7,494 during 2022, 2021 and 2020, respectively, and is included in Compensation, benefits and other personnel on the accompanying Consolidated Statements of Operations. Amortization expense during 2022 includes $1,784 in expense accelerated as a result of the termination of a contractual agreement with a significant client (See Note 16). There were no material impairment losses in relation to deferred contract costs during 2022, 2021 or 2020.
Other Assets
Other assets consist of long-term prepaid expenses, deposits, other investments at cost and various other assets. Amortization expense for certain other assets for 2022, 2021 and 2020 was $262, $324 and $230, respectively.
Accrued Liabilities
Accrued Liabilities on the accompanying Consolidated Balance Sheets consist of:

	2022	2021
Accrued employee compensation	$100,566	$107,933
Accrued employee benefits and other personnel	9,852	13,951
Accrued voluntary separation program	53,821	—
Accrued consulting, outsourcing and professional fees	37,009	36,411
Accrued sub-advisory, distribution and other asset management fees	52,916	58,661
Accrued dividend payable	58,051	55,452
Other accrued liabilities	47,148	51,974
Accrued liabilities	$359,363	$324,382

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
The valuation of the Company's Level 2 financial assets held by SIDCO and SPTC are based upon securities pricing policies and procedures utilized by third-party pricing vendors. The Company had no Level 3 financial assets at December 31, 2022 or 2021 that were required to be measured at fair value on a recurring basis. The Company's Level 3 financial liabilities at December 31, 2022 and 2021 consist entirely of the estimated fair value of the contingent consideration resulting from an acquisition (See Note 15). The fair value of the contingent consideration was determined using a Monte-Carlo simulation model. Key assumptions for the Monte-Carlo simulation model include expected revenues, expected volatility, risk-free rate and other factors. There were no transfers of financial assets between levels within the fair value hierarchy during 2022.
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
The fair value of certain financial assets and liabilities of the Company was determined using the following inputs:

		Fair Value Measurements at Reporting Date Using
	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets
Equity securities	$10,900	$10,900	$—
Available-for-sale debt securities	117,301	—	117,301
Fixed-income securities owned	32,148	—	32,148
Investment funds sponsored by LSV (1)	6,366
	$166,715	$10,900	$149,449

		Fair Value Measurements at Reporting Date Using
	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets
Equity securities	$12,406	$12,406	$—
Available-for-sale debt securities	117,135	—	117,135
Fixed-income securities owned	28,267	—	28,267
Investment funds sponsored by LSV (1)	6,916
	$164,724	$12,406	$145,402
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
Cash Equivalents
The Company's investments in money market funds and commercial paper classified as cash equivalents had a fair value of $450,240 and $422,838 at December 31, 2022 and 2021, respectively. There were no material unrealized or realized gains or losses from these investments during 2022 and 2021.
Available For Sale and Equity Securities
Available For Sale and Equity Securities on the accompanying Consolidated Balance Sheets consist of:

	At December 31, 2022
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available for sale debt securities	$129,372	$—	$(12,071)	$117,301
SEI-sponsored mutual funds	6,207	—	(176)	6,031
Equities and other mutual funds	5,026	—	(157)	4,869
	$140,605	$—	$(12,404)	$128,201

	At December 31, 2021
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available for sale debt securities	$117,215	$—	$(80)	$117,135
SEI-sponsored mutual funds	6,748	463	—	7,211
Equities and other mutual funds	4,935	260	—	5,195
	$128,898	$723	$(80)	$129,541
Net unrealized holding losses at December 31, 2022 of the Company's available-for-sale debt securities were $9,294 (net of income tax benefit of $2,777). Net unrealized losses at December 31, 2021 of the Company's available-for-sale debt securities were $62 (net of income tax expense of $18). These unrealized losses are associated with the Company’s investments in mortgage-backed securities issued by GNMA and were caused by interest rate increases (See Note 4). The contractual cash flows of these securities are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company's investments. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. These net unrealized gains and losses are reported as a separate component of Accumulated other comprehensive loss on the accompanying Consolidated Balance Sheets.
There were gross realized losses of $602, $1,160 and $902 from available-for-sale debt securities during 2022, 2021 and 2020, respectively. There were no gross realized gains from available-for-sale debt securities during 2022, 2021 and

2020. Realized losses from available-for-sale debt securities, including amounts reclassified from accumulated comprehensive loss, are reflected in Net loss from investments on the accompanying Consolidated Statements of Operations.
There were gross realized gains of $263 and gross realized losses of $773 from mutual funds and equities during 2022. In 2021, there were gross realized gains of $741 and gross realized losses of $72 from mutual funds and equities. In 2020, there were gross realized gains of $1,100 and gross realized losses of $250 from mutual funds and equities. Gains and losses from mutual funds and equities are reflected in Net loss from investments on the accompanying Consolidated Statements of Operations.
Investments in Affiliated Funds
The Company has an investment in funds sponsored by LSV. The Company records this investment on the accompanying Consolidated Balance Sheets at fair value. Unrealized gains and losses from the change in fair value of these funds are recognized in Net loss from investments on the accompanying Consolidated Statements of Operations.
The funds had a fair value of $6,366 and $6,916 at December 31, 2022 and 2021, respectively. The Company recognized losses of $550 during 2022 and gains of $750 and $178 from the change in fair value of the funds during 2021 and 2020, respectively.
Securities Owned
The Company’s broker-dealer subsidiary, SIDCO, has investments in U.S. government agency securities with maturity dates less than one year. These investments are reflected as Securities owned on the accompanying Consolidated Balance Sheets. Due to specialized accounting practices applicable to investments by broker-dealers, the securities are reported at fair value and changes in fair value are recorded in current period earnings. The securities had a fair value of $32,148 and $28,267 at December 31, 2022 and 2021, respectively. There were no material net gains or losses from the change in fair value of the securities during 2022, 2021 and 2020.

Note 6 – Line of Credit
The Company has a five-year $325,000 Credit Agreement (the Credit Facility) with Wells Fargo Bank, N.A. (Wells Fargo), and a syndicate of other lenders. The Credit Facility is scheduled to expire in April 2026, at which time any aggregate principal amount of loans outstanding becomes payable in full. Any borrowings made under the Credit Facility will accrue interest at rates that, at the Company's option, are based on a base rate (the Base Rate) plus a premium that can range from 0.25% to 1.00% or the London InterBank Offered Rate (LIBOR) plus a premium that can range from 1.25% to 2.00% depending on the Company’s Leverage Ratio (a ratio of consolidated indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) for the four preceding fiscal quarters, all as defined in the related agreement). The Base Rate is defined as the highest of a) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 0.50%, b) the prime commercial lending rate of Wells Fargo, c) the applicable LIBOR plus 1.00%, or d) 0%. The Credit Facility includes fallback language clearly defining an alternative reference rate which provides for specified replacement rates upon a LIBOR cessation event. At the time of a LIBOR cessation event, the replacement rate, the Secured Overnight Financing Rate (SOFR), self-executes without the need for negotiations or a formal amendment process.
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
In November 2021, the Company borrowed $40,000 under the Credit Facility for the funding of an acquisition (See Note 15). The weighted average interest rate applied to the outstanding balance of the Credit Facility as of December 31, 2021 was 1.40%. During 2022, the Company made principal payments of $40,000 to fully repay the outstanding balance of the Credit Facility. The Company had no borrowings related to the Credit Facility as of December 31, 2022.
As of December 31, 2022, the Company had outstanding letters of credit of $6,003 under the Credit Facility. These letters of credit were issued primarily for the expansion of the Company's headquarters and are scheduled to expire during 2023. The amount of the Credit Facility available for general corporate purposes as of January 31, 2023 was $318,997. The Company was in compliance with all covenants of the Credit Facility during 2022.
The Company incurred $749, $563 and $609 in interest charges and commitment fees relating to its current and former lines of credit during 2022, 2021 and 2020, respectively, which are reflected in Interest expense on the accompanying Consolidated Statements of Operations.

Note 7 – Shareholders’ Equity
Stock-Based Compensation
The Company's active equity compensation plan, the 2014 Omnibus Equity Compensation Plan (the 2014 Plan), is the successor plan to the 2007 Equity Compensation Plan (the 2007 Plan) which was merged with and into the 2014 Plan in May 2014. Outstanding grants under the 2007 Plan will continue according to the terms in effect before the plan merger, but the outstanding shares will be issued or transferred under the 2014 Plan. The 2014 Plan provides for the grant of stock options, stock units, stock awards, stock appreciation rights, dividend equivalents and other stock-based awards. Permitted grantees under the 2014 Plan include employees, non-employee directors and consultants who perform services for the Company. The plan is administered by the Compensation Committee of the Board of Directors of the Company. As of December 31, 2022, the Company has stock units and non-qualified stock options outstanding under the 2014 Plan.
The Company recognized stock-based compensation expense in its Consolidated Financial Statements in 2022, 2021 and 2020 as follows:

	2022	2021	2020
Stock-based compensation expense	$39,403	$41,451	$27,014
Less: Deferred tax benefit	(7,340)	(8,444)	(5,182)
Stock-based compensation expense, net of tax	$32,063	$33,007	$21,832
Stock Options
All outstanding stock options have performance-based vesting provisions that tie the vesting of stock options to the Company’s financial performance which are established at the time of grant. The Company’s stock options vest at a rate of 50 percent when a specified financial vesting target is achieved, and the remaining 50 percent when a second, higher-specified financial vesting target is achieved. Options do not vest solely due to the passage of time but as a result of achievement of the financial vesting targets. Options granted in December 2017 and thereafter include a service condition which requires a minimum two or four year waiting period from the grant date along with the attainment of the applicable financial vesting target. The targets are measured annually on December 31. The amount of stock-based compensation expense recognized in the period is based upon management’s estimate of when the financial vesting targets may be achieved. Any change in management’s estimate could result in the remaining amount of stock-based compensation expense to be accelerated, spread out over a longer period, or reversed. This may cause volatility in the recognition of stock-based compensation expense in future periods and could materially affect the Company’s earnings.
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

The weighted average fair value of the Company’s stock options granted during 2022, 2021 and 2020 were $17.95, $14.94 and $13.53, respectively, using the following assumptions:

	2022	2021	2020
Expected term (in years)	5.84	5.60	5.79
Expected volatility	27.79%	28.67%	29.02%
Expected dividend yield	1.40%	1.30%	1.29%
Risk-free interest rate	3.79%	1.37%	0.62%
The Company reviews its estimates of when vesting targets will be achieved based upon financial performance on an annual basis. The Company revised its estimates during 2022 which resulted in a decrease of $4,915 in stock-based compensation in comparison to the previous management estimate. The change in management’s estimate during 2021 resulted in an increase of $5,880 and the change in estimate in 2020 resulted in a decrease of $2,659 in stock-based compensation expense in comparison to the previous management estimates.
The Company initiated a voluntary separation program to long-tenured employees which was finalized in July 2022. Certain allowances provided to the participating employees in the program resulted in modifications to the Company's equity compensation plans related to the vesting of stock options during 2022 and the period in which the employee may exercise vested stock options after the termination of employment (See Note 14). These modifications impacted 52 grantees of stock options. The Company incurred additional stock-based compensation expense of $2,532 as a result of these modifications. During 2022, the Company reversed previously recognized stock-option expense of $3,562 as a result of the cancellation of certain stock option awards to employees participating in the voluntary separation program.
As of December 31, 2022, there was approximately 9,727,000 unvested employee stock options with an unrecognized compensation cost of $95,848 that the Company expects will vest and be expensed through 2026 with a weighted average period of 2.0 years.
This table presents certain information relating to the Company’s stock option plans for 2022, 2021 and 2020:

	Number of Shares	Weighted Average Price
Balance as of December 31, 2019	15,706,000	$47.43
Granted	4,529,000	56.54
Exercised	(1,563,000)	28.83
Expired or canceled	(177,000)	55.76
Balance as of December 31, 2020	18,495,000	$51.15
Granted	3,323,000	60.48
Exercised	(1,719,000)	29.73
Expired or canceled	(1,015,000)	57.92
Balance as of December 31, 2021	19,084,000	$54.35
Granted	2,215,000	61.74
Exercised	(1,537,000)	35.03
Expired or canceled	(992,000)	59.52
Balance as of December 31, 2022	18,770,000	$56.52

Exercisable as of December 31, 2022	9,043,000	$52.68
Available for future grant as of December 31, 2022	10,354,000
As of December 31, 2022 and 2021, there were 9,043,000 and 8,638,000 shares exercisable, respectively. The expiration dates for options outstanding at December 31, 2022 range from December 10, 2023 to December 5, 2032 with a weighted average remaining contractual life of 6.6 years.
Upon exercise of stock options, the Company will issue new shares of its common shares. The Company does not hold any shares in treasury. The total intrinsic value of options exercised during 2022 and 2021 was $36,576 and $55,029, respectively. The total options exercisable as of December 31, 2022 had an intrinsic value of $67,455. The total options outstanding as of December 31, 2022 had an intrinsic value of $79,468. The total intrinsic value for options outstanding and options exercisable is calculated as the difference between the market value of the Company’s common stock as of December 31, 2022 and the exercise price of the shares. The market value of the Company’s common stock as of December 30, 2022 was $58.30 as reported by the Nasdaq Stock Market, LLC.

Restricted Stock Units
During 2022, the Company issued 467,000 initial restricted stock units with a weighted average price of $61.27 to employees and directors. The restricted stock units are equivalent to one share of the Company's common stock. These equity awards are time-based and are not based on the achievement of performance targets. The majority of initial restricted stock units issued in 2022 will vest on the third anniversary of the issuance date. The Company had no vested, expired or cancelled restricted stock units during 2022. The Company had no outstanding restricted stock units as of December 31, 2021.
As of December 31, 2022, the unrecognized compensation cost associated with the Company's restricted stock units was $27,444, which will be expensed through 2026 over a weighed average remaining period of 2.02 years
Employee Stock Purchase Plan
The Company has an employee stock purchase plan that provides for offerings of common stock to eligible employees at a price equal to 85 percent of the fair market value of the stock at the end of the stock purchase period, as defined. The Company has reserved 15,652,000 shares for issuance under this plan. At December 31, 2022, 12,397,000 cumulative shares have been issued. There were no material costs incurred by the Company related to the employee stock purchase plan in 2022, 2021 and 2020.
Common Stock Buyback
The Board of Directors, under multiple authorizations, has authorized the purchase of the Company’s common stock on the open market or through private transactions. As of December 31, 2022, the Company had approximately $92,852 of authorization remaining for the purchase of common stock. The following table provides the total number of shares repurchased and the related total costs in 2022, 2021 and 2020:

Year	Total Number of Shares Repurchased	Total Cost
2022	5,914,000	$338,442
2021	6,747,000	411,534
2020	8,008,000	424,702
The Company immediately retires its common stock when purchased. Upon retirement, the Company reduces Capital in excess of par value for the average capital per share outstanding and the remainder is charged against Retained earnings. If the Company reduces its Retained earnings to zero, any subsequent purchases of common stock will be charged entirely to Capital in excess of par value.
Cash Dividends
On June 1, 2022, the Board of Directors declared a cash dividend of $0.40 per share on the Company’s common stock, which was paid on June 22, 2022, to shareholders of record on June 13, 2022. On December 5, 2022, the Board of Directors declared a cash dividend of $0.43 per share on the Company’s common stock, which was paid on January 5, 2023, to shareholders of record on December 19, 2022.
The cash dividends declared in 2022, 2021 and 2020 were $112,429, $107,840 and $104,588, respectively. The Board of Directors has indicated its intention to declare future cash dividends on a semiannual basis.

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

	Foreign Currency Translation Adjustments	Unrealized Holding Gains (Losses) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2020	$(23,969)	$465	$(23,504)

Other comprehensive income before reclassifications	5,620	374	5,994
Amounts reclassified from accumulated other comprehensive loss	—	712	712
Net current-period other comprehensive income	5,620	1,086	6,706

Balance, December 31, 2020	$(18,349)	$1,551	$(16,798)

Other comprehensive loss before reclassifications	(1,432)	(2,527)	(3,959)
Amounts reclassified from accumulated other comprehensive loss	—	914	914
Net current-period other comprehensive loss	(1,432)	(1,613)	(3,045)

Balance, December 31, 2021	$(19,781)	$(62)	$(19,843)

Other comprehensive loss before reclassifications	(19,892)	(9,700)	(29,592)
Amounts reclassified from accumulated other comprehensive loss	—	468	468
Net current-period other comprehensive loss	(19,892)	(9,232)	(29,124)

Balance, December 31, 2022	$(39,673)	$(9,294)	$(48,967)

Note 9 – Employee Benefit Plan
The Company has a tax-qualified defined contribution plan (the Plan). The Plan provides retirement benefits, including provisions for early retirement and disability benefits, as well as a tax-deferred savings feature. After satisfying certain requirements, participants are vested in employer contributions at the time the contributions are made. All Company contributions are discretionary and are made from available profits. The Company contributed $16,859, $14,777 and $14,087 to the Plan in 2022, 2021 and 2020, respectively.

Note 10 – Commitments and Contingencies
The Company leases software, facilities, and equipment under non-cancelable operating leases, some which contain escalation clauses for increased taxes and operating expenses. The Company has entered into maintenance agreements primarily for its equipment. Rent expense, primarily related to user licenses for software, was $65,792, $57,880 and $41,091 in 2022, 2021 and 2020, respectively.
The aggregate noncancellable minimum commitments at December 31, 2022 are:

Year	Aggregate Noncancellable Minimum Commitments
2023	$10,902
2024	9,123
2025	6,638
2026	5,240
2027 and thereafter	2,943
$34,846

In the ordinary course of business, the Company from time to time enters into contracts containing indemnification obligations of the Company. These obligations may require the Company to make payments to another party upon the occurrence of certain events including the failure by the Company to meet its performance obligations under the contract. These contractual indemnification provisions are often standard contractual terms of the nature customarily found in the type of contracts entered into by the Company. In many cases, there are no stated or notional amounts included in the indemnification provisions. There are no amounts reflected on the Consolidated Balance Sheets as of December 31, 2022 and 2021 related to these indemnifications.
Legal Proceedings
The Company is party to various actions and claims arising in the normal course of business that the Company does not believe are material. The Company believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or the manner in which the Company conducts its business. Currently, the Company does not believe the amount of losses associated with these matters can be estimated. While the Company does not believe that the amount of such losses will, when liquidated or estimable, be material to its financial position, the assumptions may be incorrect and any such loss could have a material adverse effect on the Company's results of operations or the manner in which the Company conducts its business in the period(s) during which the underlying matters are resolved.

Note 11 – Income Taxes
The federal and state and foreign income tax provision is summarized as follows:

Year Ended December 31,	2022	2021	2020
Current
Federal	$126,780	$120,939	$92,649
State	27,267	24,492	21,479
Foreign	26,255	9,480	8,256
	180,302	154,911	122,384
Deferred
Federal	(40,619)	(7,106)	(701)
State	(4,949)	(735)	(275)
Foreign	(921)	10	—
	(46,489)	(7,831)	(976)
Total income taxes	$133,813	$147,080	$121,408
Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues raised may differ materially from the amount accrued. The examination and the resolution process may last longer than one year.
The components of Income before income taxes are summarized as follows:

Year Ended December 31,	2022	2021	2020
Domestic	$474,894	$641,403	$517,451
Foreign	134,386	52,270	51,243
	$609,280	$693,673	$568,694

The Company's foreign income is primarily earned in Canada, the Republic of Ireland, Luxembourg and the United Kingdom.

The effective income tax rate differs from the federal income tax statutory rate due to the following:

Year Ended December 31,	2022	2021	2020
Statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal tax benefit	2.9	2.6	3.0
Foreign tax expense and tax rate differential	(0.2)	(0.1)	(0.4)
Tax benefit from stock option exercises	(0.7)	(1.2)	(1.1)
Research and development tax credit	(1.1)	(1.0)	(1.0)
Foreign-Derived Intangible Income Deduction (FDII)	(0.3)	(0.2)	(0.3)
Other, net	0.4	0.1	0.1
	22.0%	21.2%	21.3%
The increase in the Company's effective rate in 2022 was primarily due to reduced tax benefits related to the lower volume of stock option exercises as compared to the prior year and an increase in the Company's state effective tax rate.
Deferred income taxes for 2022 and 2021 reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Significant components of deferred tax assets and liabilities at December 31, 2022 and 2021 are as follows:

	2022	2021
Deferred Tax Assets:
Stock-based compensation expense	$35,865	$32,087
Federal net operating loss and R&D Credit carryforward	6,565	7,280
State net operating loss carryforward	40,249	58,927
Foreign net operating loss carryforward and other	7,339	6,402
Accrued expense associated with voluntary separation program	9,792	—
Basis differences in investments	2,432	2,590
Federal benefit of state tax deduction for uncertain tax positions	1,891	1,842
Revenue and expense recognized in different periods for financial reporting and income tax purposes	2,827	1,484
Other assets	4,021	2,656
Total deferred income tax assets	110,981	113,268
Less: Federal net operating loss and R&D valuation allowance	(794)	(1,453)
Less: State net operating loss valuation allowance	(36,963)	(56,004)
Less: Foreign net operating loss valuation allowance	(7,339)	(6,342)
Net deferred income tax assets	$65,885	$49,469

Deferred Tax Liabilities:
Capitalized research and development	$(24,764)	$(57,123)
Difference in financial reporting and income tax depreciation methods	(12,694)	(9,592)
Difference between book and tax basis of other assets	(7,265)	(7,179)
Goodwill and other intangibles	(7,482)	(11,690)
Capitalized contract costs	(8,744)	(8,347)
Other liabilities	—	(1,431)
Total deferred income tax liabilities	$(60,949)	$(95,362)
Net deferred income tax assets (liabilities)	$4,936	$(45,893)
The 2017 Tax Cut Job Act (Tax Act) enacted in December 2017 contained a provision which became effective for research and development expenditures incurred by the Company on or after January 1, 2022. Under the Tax Act, research and development costs incurred are no longer allowed as an immediate deduction for federal income tax purposes. Rather, these expenditures incurred must be capitalized and amortized over a five-year period for activities conducted in the

United States or 15 years for activities conducted abroad. The Company recorded a deferred tax asset of $31,081 as of December 31, 2022 associated with this provision of the Tax Act which reduced the Company's net deferred tax liabilities related to capitalized research and development expenditures.
The Company recorded a deferred tax asset of $9,792 as of December 31, 2022 related to tax benefits recognized as a result of a voluntary separation program initiated during 2022 (See Note 14).
As of December 31, 2022, the Company has federal operating loss carryovers of $25,062 obtained from the acquisition of Novus Partners in 2021 as well as research and development credit carryovers of $1,302. The Company has recorded a deferred tax asset associated with these carryovers of $6,565 and a related valuation allowance of $794 associated with the statutory limitations of the carryforwards. Operating loss carryovers generated after December 31, 2017 have an indefinite carryforward period, while those generated before December 31, 2017 will expire beginning in 2033 through 2037. See Note 15 for more information related to the acquisition of Novus Partners.
The valuation allowances against deferred tax assets at December 31, 2022 and 2021 are related to federal and state net operating losses from certain domestic subsidiaries, foreign net operating losses from certain foreign subsidiaries and the restriction of the use of the foreign tax credits. Internal Revenue Code Section 382 places an annual limitation on the amount of operating losses and tax credits an acquiring entity can use of operating loss and tax credit carryforwards of acquired entities. Certain state and foreign tax statutes significantly limit the utilization of net operating losses for domestic and foreign subsidiaries. Furthermore, these net operating losses cannot be used to offset the net income of other subsidiaries.
The Company recognizes uncertain tax positions in accordance with the applicable accounting guidance and adjusts these liabilities when management’s judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company's current estimate of the tax liabilities. The Company’s total unrecognized tax benefit, including interest and penalties, as of December 31, 2022 was $16,322, of which $14,431 would affect the effective tax rate if the Company were to recognize the tax benefit. The gross amount of uncertain tax liability of $4,065 is expected to be paid within one year is netted against the current payable account while the remaining amount of $12,257 is included in Other long-term liabilities on the accompanying Consolidated Balance Sheet. During the year ended December 31, 2022, the Company recognized $3,722 of previously unrecognized tax benefits relating to the lapse of the statute of limitation and settlements.
The Company files a consolidated federal income tax return and separate income tax returns with various states. Certain subsidiaries of the Company file tax returns in foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examination for years before 2019 and is no longer subject to state, local or foreign income tax examinations by authorities for years before 2015.
A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

	2022	2021	2020
Balance as of January 1	$14,886	$15,911	$15,356
Tax positions related to current year:
Gross additions	3,481	3,672	3,352
Tax positions related to prior years:
Gross additions	251	382	236
Settlements	—	(678)	—
Lapses on statute of limitations	(3,414)	(4,401)	(3,033)
Balance as of December 31	$15,204	$14,886	$15,911
The above reconciliation of the gross unrecognized tax benefit will differ from the amount which would affect the effective tax rate because of the recognition of the federal and state tax benefits and interest and penalties.
The Company classifies all interest and penalties as income tax expense. The Company has recorded $1,118, $1,338 and $2,105 in liabilities for tax-related interest and penalties in 2022, 2021 and 2020, respectively.
The Company estimates it will recognize $4,065 of unrecognized tax benefits within the next twelve months due to lapses on the statute of limitation.
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
Institutional Investors – Provides Outsourced Chief Investment Officer and Enhanced Chief Investment Officer solutions, including investment management and administrative outsourcing platforms to retirement plan sponsors, healthcare systems, higher education and other not-for-profit organizations worldwide;
Investment Managers – Provides investment operations outsourcing platforms to fund companies, banking institutions, traditional and non-traditional investment managers worldwide and family offices in the United States; and
Investments in New Businesses – Focuses on providing investment management solutions to ultra-high-net-worth families residing in the United States; developing network and data protection services; modularizing larger technology platforms; entering new markets; and conducting other research and development activities.
In 2022, 2021 and 2020, no single customer accounted for more than 10% of revenues in any business segment.
The following tables highlight certain financial information about each of the Company’s business segments for the years ended December 31, 2022, 2021 and 2020:

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments in New Businesses	Total
	For the Year Ended December 31, 2022
Revenues	$575,625	$447,766	$323,353	$624,918	$19,375	$1,991,037
Expenses	473,209	251,650	172,252	404,850	45,159	1,347,120
Operating profit (loss)	$102,416	$196,116	$151,101	$220,068	$(25,784)	$643,917

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments in New Businesses	Total
	For the Year Ended December 31, 2021
Revenues	$493,570	$482,949	$343,805	$581,157	$16,828	$1,918,309
Expenses	462,796	240,334	168,070	348,655	53,219	1,273,074
Operating profit (loss)	$30,774	$242,615	$175,735	$232,502	$(36,391)	$645,235

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments in New Businesses	Total
	For the Year Ended December 31, 2020
Revenues	$455,393	$407,564	$317,627	$489,462	$14,012	$1,684,058
Expenses	446,481	205,913	149,909	308,999	52,871	1,164,173
Operating profit (loss)	$8,912	$201,651	$167,718	$180,463	$(38,859)	$519,885

A reconciliation of the total reported for the business segments to income from operations in the Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020 is as follows:

Year Ended December 31,	2022	2021	2020
Total operating profit from segments above	$643,917	$645,235	$519,885
Corporate overhead expenses (1)	(168,164)	(91,854)	(73,998)
Income from operations	$475,753	$553,381	$445,887
(1) Corporate overhead expenses in 2022 include the total costs for the Voluntary Separation Program (See Note 14).

The following tables provide additional information for the years ended December 31, 2022, 2021 and 2020 pertaining to our business segments:

	Capital Expenditures (2)			Depreciation
Year Ended December 31,	2022	2021	2020	2022	2021	2020
Private Banks	$32,454	$26,472	$29,061	$21,237	$19,040	$16,206
Investment Advisors	13,027	11,100	15,588	1,933	3,646	4,821
Institutional Investors	3,884	2,614	3,958	1,142	1,241	1,214
Investment Managers	20,968	10,275	25,909	8,468	8,185	7,336
Investments in New Businesses	787	924	1,211	164	351	341
Total from business segments	$71,120	$51,385	$75,727	$32,944	$32,463	$29,918
Corporate Overhead	1,714	1,151	2,840	713	1,018	1,041
	$72,834	$52,536	$78,567	$33,657	$33,481	$30,959
(2) Capital expenditures include additions to property and equipment and capitalized software.

	Amortization
Year Ended December 31,	2022	2021	2020
Private Banks	$25,886	$34,159	$30,240
Investment Advisors	9,905	11,654	10,694
Institutional Investors	8,166	2,321	1,707
Investment Managers	9,400	9,955	9,365
Investments in New Businesses	660	739	739
Total from business segments	$54,017	$58,828	$52,745
Corporate Overhead	263	324	230
	$54,280	$59,152	$52,975
Assets are not allocated to segments for internal reporting presentations. The following table presents revenues based on the location of the use of the products or services:

For the Year Ended December 31,	2022	2021	2020
United States	$1,623,022	$1,629,527	$1,427,152
International operations	368,015	288,782	256,906
	$1,991,037	$1,918,309	$1,684,058
The following table presents assets based on their location:

	2022	2021
United States	$1,983,102	$1,926,867
International operations	400,451	427,835
	$2,383,553	$2,354,702

Note 13 – Related Party Transactions
The Company, either by itself or through its wholly-owned subsidiaries, serves as the sponsor, administrator, investment advisor, distributor and shareholder servicer for SEI-sponsored investment products. These investment products are offered to clients of the Company and its subsidiaries. Fees earned by the Company for the related services are recognized pursuant to the provisions of investment advisory, fund administration, distribution, and shareholder services agreements directly with the investment products. These fees totaled $420,206, $473,161 and $432,806 in 2022, 2021 and 2020, respectively. The Company also serves as an introducing broker-dealer for securities transactions of SEI-sponsored investment products. The Company recognized $2,601, $1,917 and $2,159 in commissions during 2022, 2021 and 2020, respectively. Both of these fees are reflected in Asset management, administration and distribution fees on the accompanying Consolidated Statements of Operations.
Receivables from investment products on the accompanying Consolidated Balance Sheets primarily represent fees receivable for distribution, investment advisory, and administration services to various investment products sponsored by SEI.

Note 14 – Voluntary Separation Program
The Company initiated a Voluntary Separation Program (VSP) to long-tenured employees which was finalized in July 2022. The VSP was offered to long-tenured employees as part of its commitment to professional development and expanded responsibilities for current and new employees by increasing advancement opportunities.
The VSP was made available to employees in the United States who met the long-term tenure requirements and includes a severance package and the continuation of certain benefits based upon years of service. The severance package also includes allowances related to the vesting of certain stock option awards during 2022 and the period in which the employee may exercise vested stock options after the termination of employment. These allowances are considered modifications to the Company's equity compensation plans.
The majority of the accepted employees are scheduled to finish their employment before the end of the first quarter 2023. All employees accepted into the program are scheduled to finish their employment before the end of 2023. The expected departure dates for participating employees may be adjusted based on management’s determination of how best to ensure a smooth and successful transition of responsibilities. In accordance with accounting guidance, the Company was required to recognize all costs related to termination salary and benefits under the VSP in the period in which the participating employees are irrevocably accepted into the program and the amount is reasonably estimated. As a result, the Company recognized $54,756 in net personnel costs associated with the VSP during 2022. These personnel costs include stock-based compensation expense from modifications to the Company's equity compensation plans related to the vesting of stock options awarded to employees participating in the VSP net of options forfeited (See Note 7). The Company's personnel costs recognized from the VSP are reflected in Compensation, benefits and other personnel on the accompanying Consolidated Statements of Operations.

Note 15 – Goodwill and Intangible Assets
The carrying amount of the Company's goodwill by segment at December 31, 2022 and 2021 is as follows:

	Institutional Investors	Investment Managers	Investments in New Businesses	Total

Balance, December 31, 2020	$—	$52,990	11,499	$64,489
Acquisition of Finomial	—	3,825	—	3,825
Acquisition of Novus	48,911	—	—	48,911
Foreign currency translation adjustments	—	7	—	7
Balance, December 31, 2021	$48,911	$56,822	$11,499	$117,232
Measurement period adjustments	(1,803)	215	—	(1,588)
Foreign currency translation adjustments	—	(45)	—	(45)
Balance, December 31, 2022	$47,108	$56,992	$11,499	$115,599
In October 2021, the Company acquired all ownership interests of Finomial Corporation (Finomial). The excess purchase price over the estimated value of the net tangible and identifiable intangible assets was allocated to goodwill. The total amount of goodwill from this transaction amounted to $3,825 and is included in the accompanying Consolidated Balance Sheets.
In November 2021, the Company acquired all ownership interests of Novus Partners (Novus). The excess purchase price over the estimated value of the net tangible and identifiable intangible assets was allocated to goodwill. The total amount of goodwill from this transaction amounted to $48,911 and is included in the accompanying Consolidated Balance Sheets.
In April 2018, the Company acquired all ownership interests of Huntington Steele, LLC (Huntington Steele). The total purchase price for Huntington Steele included a contingent purchase price payable to the sellers upon the attainment of specified financial measures determined at various intervals occurring between 2019 and 2023. The Company made payments of $868 and $3,965 during 2022 and 2021, respectively, to the sellers and recorded fair value adjustments of $620 and $1,274 during 2022 and 2021, respectively, to increase the fair value of the remaining contingent consideration. As of December 31, 2022, the contingent consideration of $9,576 is included in Accrued liabilities on the accompanying Balance Sheet.
The Company's intangible assets consist of:

	2022	Weighted Average Estimated Useful Life	2021	Weighted Average Estimated Useful Life
Acquired technology	$47,780	8.5 years	$47,780	8.5 years
Client relationships	30,173	9.6 years	30,878	8.3 years
Non-competition agreements	3,470	5.0 years	3,470	5.0 years
Trade name	4,370	15.4 years	4,370	14.1 years
	85,793		86,498
Less: Accumulated amortization	(30,261)		(17,716)
Intangible assets, net	$55,532		$68,782
In addition to the intangible assets acquired through the acquisitions of Finomial and Novus, during 2021, the Company also acquired intangible assets through the purchase of a technology platform providing digital collaboration tools for financial advisors and the purchase of a defined contribution master trust in the United Kingdom. The Company recognized $12,580 and $5,260 of amortization expense related to intangible assets during 2022 and 2021, respectively.
The Company currently expects to recognize amortization expense related to intangible assets as of December 31, 2022 each year from 2023 through 2027 as follows:

Year	Expected Amortization Expense Related to Intangible Assets
2023	$11,651
2024	8,191
2025	7,972
2026	7,865
2027	6,203

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
Disaggregation of Revenue
The following tables provide additional information pertaining to our revenues disaggregated by major product line and primary geographic market based on the location of the use of the products or services for each of the Company’s business segments for 2022, 2021 and 2020:

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments in New Businesses	Total
Major Product Lines:	For the Year Ended December 31, 2022
Investment management fees from pooled investment products	$125,430	$263,266	$54,656	$396	$1,476	$445,224
Investment management fees from investment management agreements	2,187	162,762	251,256	—	16,117	432,322
Investment operations fees	1,410	—	—	578,403	—	579,813
Investment processing fees - PaaS	228,556	—	—	—	—	228,556
Investment processing fees - SaaS	112,096	—	11,425	15,581	—	139,102
Professional services fees (1)	102,169	—	—	2,673	—	104,842
Account fees and other	3,777	21,738	6,016	27,865	1,782	61,178
Total revenues	$575,625	$447,766	$323,353	$624,918	$19,375	$1,991,037

Primary Geographic Markets:
United States	$317,399	$447,766	$267,928	$570,554	$19,375	$1,623,022
United Kingdom (1)	199,294	—	42,777	—	—	242,071
Canada	43,108	—	5,311	—	—	48,419
Ireland	15,824	—	7,075	37,466	—	60,365
Luxembourg	—	—	—	16,898	—	16,898
Other	—	—	262	—	—	262
Total revenues	$575,625	$447,766	$323,353	$624,918	$19,375	$1,991,037
(1) Professional services fees of the Private Banks segment includes one-time early termination fees of $88,000 related to a contractual agreement with a significant client of the Company. In accordance with Accounting Standards Codification 606, the entire amount of the fees received were recorded during 2022 as there were no future performance obligations of the Company related to the agreement upon termination.

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
Investment processing fees - Software as a Service - Revenues associated with clients of the Private Banks segment for application software services. Clients retain responsibility for all investment operations, client administration and other back-office trust operations. The contractual fee is based on a monthly fee plus additional fees determined on a per-account or per-transaction basis. The client is billed directly on a monthly basis.
Revenues associated with clients of the Investment Managers segment processed on the Archway PlatformSM are fees for hosted technology services to family offices and financial institutions. The Archway Platform is an integrated technology platform used for investment, operations, accounting and client reporting by these institutions. The contractual fee is based on a monthly subscription fee to access the Archway Platform along with additional fees on a per transaction basis.
Revenues associated with clients of the Institutional Investors segment processed on the SEI NovusSM portfolio intelligence tool are fees for data management, performance measurement, reporting, and risk analytics. The contractual fee is based on a fixed fee to access SEI Novus and includes fees for integration of historical fund data and custom reporting.
All revenues from investment processing fees are recognized in Information processing and software servicing fees on the accompanying Consolidated Statements of Operations.
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

Note 17 – Leases
The Company has operating leases for corporate facilities and equipment. The Company's expense related to leases during 2022, 2021 and 2020 was $10,328, $11,190 and $9,711, respectively, and is included in Facilities, supplies and other costs on the accompanying Consolidated Statements of Operations. During 2022 and 2021 , the Company incurred variable lease costs of $906 and $2,110, respectively included in total expense related to leases. There were no material variable lease costs during 2020.

The Company's future minimum lease payments under non-cancelable leases as of December 31, 2022 are as follows:

Year	Future Minimum Lease Payment
2023	$10,678
2024	7,974
2025	5,408
2026	4,010
2027	2,147
Thereafter	181
Total future minimum lease payments	30,398
Less: Imputed interest	(1,268)
Total	$29,130
The following table provides supplemental Consolidated Balance Sheet information related to the Company's leases:

	2022	2021
Current portion of long-term operating lease liabilities	$10,344	$11,328
Long-term operating lease liabilities	18,786	27,639
Total operating lease liabilities	$29,130	$38,967

Weighted average remaining lease term	3.9 years	4.6 years

Weighted average discount rate	2.37%	2.26%
The following table provides supplemental cash flow information related to the Company's leases:

Year Ended December 31,	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities	$10,982	$10,132	$10,361

Right-of-use assets obtained in exchange for lease obligations	$1,571	$3,778	$3,272
As of December 31, 2022, the Company had $771 in additional lease commitments for leases that have not commenced.

Schedule II - Valuation and Qualifying Accounts and Reserves	SEI Investments Company
(In thousands)	and Subsidiaries

Year Ended December 31,		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	(Deductions)	Balance at End of Year
Allowance for doubtful accounts:
2022	$1,602	$—	$—	$(701)	$901
2021	1,100	502	—	—	1,602
2020	1,201	—	—	(101)	1,100
Deferred income tax valuation allowance:
2022	$63,799	$—	$—	$(18,703)	$45,096
2021	68,776	—	—	(4,977)	63,799
2020	70,731	—	—	(1,955)	68,776

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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2022.
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ALFRED P. WEST, JR., 80, has been the Executive Chairman of our Board of Directors since June 2022. Prior to June 2022, Mr. West served as our Chief Executive Officer since we were founded in 1968. Additionally, Mr. West also served as our President from June 1979 to August 1990.
RYAN P. HICKE, 45, has been an employee since May 1998, and our Chief Executive Officer since June 2022. Prior to his appointment as our Chief Executive Officer, Mr. Hicke was one of our Executive Vice Presidents from November 2018 until June 2022. Mr. Hicke served as our Chief Information Officer from November 2018 to June 2022, and was a Senior Vice President from 2015 until November 2018.
KATHY C. HEILIG, 64, has been an employee since November 1987, and has served as our Chief Accounting Officer and Controller since May 1999. Ms. Heilig was our Treasurer from May 1997 to May 2005.
DENNIS J. MCGONIGLE, 62, has been an employee since August 1985 and has served as our Chief Financial Officer since December 2002, as well as one of our Executive Vice Presidents since July 1996. Mr. McGonigle was a Senior Vice President from May 1995 until July 1996.
MICHAEL N. PETERSON, 56, has been one of our Executive Vice Presidents and has served as our General Counsel since June 2018. Prior to February 2018, Mr. Peterson was a partner of Morgan, Lewis & Bockius LLP, a law firm, and from February 2018 until May 2018, Mr. Peterson was a partner of Reed Smith LLP, a law firm.
SANJAY K. SHARMA, 53, has been one of our Executive Vice Presidents since June 2022. Mr. Sharma was a Senior Vice President from August 2008 until June 2022.
WAYNE M. WITHROW, 67, has been an employee since January 1990, and one of our Executive Vice Presidents since March 2000. Mr. Withrow was a Senior Vice President from January 1994 until March 2000. Mr. Withrow served as our Chief Information Officer from March 2000 to May 2002.
Section 16(a) Beneficial Ownership Reporting Compliance
Information with respect to the Section 16(a) compliance of the directors and executive officers of the Company is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.
Code of Conduct
The Company has adopted a Code of Conduct applicable to all of its employees, including its executive officers, as well as a Code of Ethics for Senior Financial Officers. The Code of Conduct and the Code of Ethics for Senior Financial Officers is posted on our website, www.seic.com under the Investors relations/Governance section.
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

The following table provides information regarding the aggregate number of securities to be issued under all of our equity compensation plans upon exercise of outstanding options, stock units, warrants, and other rights and their weighted-average exercise price as of December 31, 2022. Material features of each of the plans reflected in the table are described below.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted –average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	19,236,616	$56.64	10,353,612
Equity compensation plans not approved by security holders	—	—	—
Total	19,236,616	$56.64	10,353,612
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
The 2014 Plan provides for grants of stock options (incentive stock options and nonqualified stock options), restricted stock units, stock awards, stock appreciation rights (SARs), dividend equivalents and other stock-based awards to all employees (including employees who are also directors) of the Company or its subsidiaries, consultants who perform valuable services to the Company or its subsidiaries and members of the Board of Directors who are not employees of the Company. The Company has only granted nonqualified stock options and stock units under the 2014 Plan.
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
As of December 31, 2022, options to acquire 18,770,000 shares were outstanding under the 2014 Plan, out of a total of 46,934,334 shares of common stock reserved for issuance under the 2014 Plan. The 2014 Plan authorizes the issuance of an additional 30,000,000 new shares of common stock. This is in addition to 16,235,712 shares of common stock which were subject to outstanding grants under the 2007 Plan as of the Effective Date and 698,622 shares of common stock which remained available for issuance or transfer under the 2007 Plan but not subject to previously exercised, vested or paid grants as of the Effective Date. A total of 12,977,981 shares of common stock remain available for issuance under the 2014 Plan for future grants.
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

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets — December 31, 2022 and 2021
Consolidated Statements of Operations — For the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Comprehensive Income — For the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Changes in Equity — For the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Cash Flows — For the years ended December 31, 2022, 2021 and 2020
Notes to Consolidated Financial Statements
Schedule II - Valuation and Qualifying Accounts and Reserves — For the years ended December 31, 2022, 2021 and 2020
All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.
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

3.2		Amended and Restated By-Laws. (Incorporated by reference to exhibit 99.3 to the Registrant’s Current Report on Form 8-K dated March 31, 2022.)
4.2
Statement with Respect to Shares of a Domestic Corporation amending the designations of Series A Junior Participating Preferred Shares as a series of the Series Preferred Stock of the Company, dated January 6, 2009. (Incorporated by reference to exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated January 6, 2009.)

Note: Exhibits 10.1 through 10.13 constitute the management contracts and executive compensatory plans or arrangements in which certain of the directors and executive officers of the Registrant participate.

10.1
2014 Omnibus Equity Compensation Plan Restricted Stock Unit Agreement. (Incorporated by reference to exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022.)

10.2	*	2014 Omnibus Equity Compensation Plan Stock Option Grant Agreement.
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

10.13		Employment Agreement, dated March 31, 2022, between Ryan Hicke and the Registrant. (Incorporated by reference to exhibit 99.1 to the Registrant's Current Report on Form 8-K dated March 31, 2022.)
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

99.12
Financial Statements of LSV Asset Management dated December 31, 2021 and 2020. (Incorporated by reference to exhibit 99.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2021.)

99.13	*	Financial Statements of LSV Asset Management dated December 31, 2022 and 2021.
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith as an exhibit to this Annual Report on Form 10-K.
(P)	Paper exhibit.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEI INVESTMENTS COMPANY

Date:	February 21, 2023	By:	/s/ Dennis J. McGonigle
Dennis J. McGonigle
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on dates indicated.

Date:	February 21, 2023	By:	/s/ Alfred P. West, Jr.
Alfred P. West, Jr.
Executive Chairman of the Board and Director

Date:	February 21, 2023	By:	/s/ Ryan P. Hicke
Ryan P. Hicke
Chief Executive Officer and Director

Date:	February 21, 2023	By:	/s/ Carmen V. Romeo
Carmen V. Romeo
Director

Date:	February 21, 2023	By:	/s/ William M. Doran
William M. Doran
Director

Date:	February 21, 2023	By:	/s/ Kathryn M. McCarthy
Kathryn M. McCarthy
Director

Date:		By:
Sarah W. Blumenstein
Director

Date:	February 21, 2023	By:	/s/ Carl A. Guarino
Carl A. Guarino
Director

Date:	February 21, 2023	By:	/s/ Jonathan A. Brassington
Jonathan A. Brassington
Director