Form 10-K/A
period 2022-12-31
SEI INVESTMENTS CO
filed 2023-02-24
CIK 350894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
 (Amendment No. 1)

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

Explanatory Note:
We are filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 21, 2023 (“Original Form 10-K”) solely to revise the listing captioned “Identification of Executive Officers” of Item 10. Directors, Executive Officers and Corporate Governance. In the Original Form 10-K, Philip N. McCabe was inadvertently excluded from the listing of executive officers due to an administrative error and is now included in this Amendment No. 1. This Amendment No. 1 does not reflect events occurring after the filing of the Original Form 10-K on February 21, 2023 and no attempt has been made in this Amendment No. 1 to modify or update other disclosures as presented in the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
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
PHILIP N. MCCABE, 60, has been an employee since February 1989, and one of our Executive Vice Presidents since March 2022. Mr. McCabe was a Senior Vice President from January 2016 until March 2022.
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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) (1) and (2)
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
(a) (3)
Exhibits, Including Those Incorporated by Reference. The exhibits to this Report are listed on the accompanying index to exhibits and are incorporated herein by reference or are filed as part of this Amendment No. 1.

EXHIBIT INDEX
The following is a list of exhibits filed as part of this Amendment No. 1 to Form 10-K.

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

14		Code of Ethics for Senior Financial Officers. (Incorporated by reference to exhibit 14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.)
21	*	Subsidiaries of the Registrant.
23.1	*	Consent of KPMG LLP.
23.2	*	Consent of KPMG LLP relating to the financial statements of LSV Asset Management.
31.1		Rule 13a-15(e)/15d-15(e) Certification of Principal Executive Officer.
31.2		Rule 13a-15(e)/15d-15(e) Certification of Principal Financial Officer.
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

99.13	*	Financial Statements of LSV Asset Management dated December 31, 2022 and 2021.
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

(P)	Paper Exhibit
*	Previously filed with our 2022 Form 10-K, originally filed with the Commission on February 21, 2023, which is being amended hereby

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SEI INVESTMENTS COMPANY

Date:	February 24, 2023	By:	/s/ Dennis J. McGonigle
Dennis J. McGonigle
Chief Financial Officer