Form 10-Q
period 2023-03-31
SEI INVESTMENTS CO
filed 2023-04-24
CIK 350894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q
________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, as of the close of business on April 18, 2023:

Common Stock, $0.01 par value	133,306,087

SEI INVESTMENTS COMPANY

PART I.        FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements.

SEI Investments Company
Consolidated Balance Sheets
(unaudited)
(In thousands, except par value)

	March 31, 2023	December 31, 2022
Assets
Current Assets:
Cash and cash equivalents	$834,355	$853,008
Restricted cash	352	351
Receivables from investment products	55,744	62,014
Receivables, net of allowance for doubtful accounts of $721 and $901	458,226	457,084
Securities owned	31,779	32,148
Other current assets	50,964	48,703
Total Current Assets	1,431,420	1,453,308
Property and Equipment, net of accumulated depreciation of $449,628 and $440,861	183,207	181,029
Operating Lease Right-of-Use Assets	23,992	24,992
Capitalized Software, net of accumulated amortization of $593,049 and $586,744	240,038	237,302
Available for Sale and Equity Securities	124,269	128,201
Investments in Affiliated Funds, at fair value	6,537	6,366
Investment in Unconsolidated Affiliate	55,041	104,673
Goodwill	115,602	115,599
Intangible Assets, net of accumulated amortization of $33,226 and $30,261	52,567	55,532
Deferred Contract Costs	37,505	37,928
Deferred Income Taxes	9,993	4,936
Other Assets, net	38,323	33,687
Total Assets	$2,318,494	$2,383,553
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Balance Sheets
(unaudited)
(In thousands, except par value)

	March 31, 2023	December 31, 2022
Liabilities and Equity
Current Liabilities:
Accounts payable	$14,160	$13,283
Accrued liabilities	233,684	359,363
Current portion of long-term operating lease liabilities	10,331	10,344
Deferred revenue	14,330	14,893
Total Current Liabilities	272,505	397,883
Long-term Income Taxes Payable	803	803
Long-term Operating Lease Liabilities	17,657	18,786
Other Long-term Liabilities	13,195	12,257
Total Liabilities	304,160	429,729
Commitments and Contingencies
Shareholders' Equity:
Common stock, $0.01 par value, 750,000 shares authorized; 133,268 and 134,162 shares issued and outstanding	1,333	1,342
Capital in excess of par value	1,327,591	1,307,162
Retained earnings	729,988	694,287
Accumulated other comprehensive loss, net	(44,578)	(48,967)
Total Shareholders' Equity	2,014,334	1,953,824
Total Liabilities and Shareholders' Equity	$2,318,494	$2,383,553
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Statements of Operations
(unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Revenues:
Asset management, administration and distribution fees	$371,829	$394,097
Information processing and software servicing fees	97,290	187,346
Total revenues	469,119	581,443
Expenses:
Subadvisory, distribution and other asset management costs	47,379	53,128
Software royalties and other information processing costs	7,293	7,547
Compensation, benefits and other personnel	173,415	160,484
Stock-based compensation	8,074	10,566
Consulting, outsourcing and professional fees	61,104	62,491
Data processing and computer related	33,340	29,816
Facilities, supplies and other costs	18,792	17,627
Amortization	9,424	16,887
Depreciation	8,531	8,098
Total expenses	367,352	366,644
Income from operations	101,767	214,799
Net gain (loss) from investments	744	(489)
Interest and dividend income	8,778	848
Interest expense	(141)	(250)
Equity in earnings of unconsolidated affiliate	28,879	32,459
Income before income taxes	140,027	247,367
Income taxes	33,012	57,059
Net income	$107,015	$190,308
Basic earnings per common share	$0.80	$1.38
Shares used to compute basic earnings per share	134,020	137,935
Diluted earnings per common share	$0.79	$1.36
Shares used to compute diluted earnings per share	135,311	139,712
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Statements of Comprehensive Income
(unaudited)
(In thousands)

	Three Months Ended March 31,
	2023	2022
Net income	$107,015	$190,308
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	3,067	(4,558)
Unrealized gain (loss) on investments:
Unrealized gains (losses) during the period, net of income taxes of $(385) and $1,186	1,287	(3,969)
Reclassification adjustment for losses realized in net income, net of income taxes of $(11) and $(57)	35	189
Total other comprehensive income (loss), net of tax	4,389	(8,338)
Comprehensive income	$111,404	$181,970
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Statements of Changes in Equity
(unaudited)
(In thousands)

	Shares of Common Stock	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	For the Three Months Ended March 31, 2023
Balance, January 1, 2023	134,162	$1,342	$1,307,162	$694,287	$(48,967)	$1,953,824
Net income	—	—	—	107,015	—	107,015
Other comprehensive income	—	—	—	—	4,389	4,389
Purchase and retirement of common stock	(1,361)	(14)	(9,004)	(71,314)	—	(80,332)
Issuance of common stock under employee stock purchase plan	24	—	1,203	—	—	1,203
Issuance of common stock under share-based award plans	443	5	20,156	—	—	20,161
Stock-based compensation	—	—	8,074	—	—	8,074
Balance, March 31, 2023	133,268	$1,333	$1,327,591	$729,988	$(44,578)	$2,014,334

	Shares of Common Stock	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	For the Three Months Ended March 31, 2022
Balance, January 1, 2022	138,449	$1,384	$1,246,608	$632,614	$(19,843)	$1,860,763
Net income	—	—	—	190,308	—	190,308
Other comprehensive loss	—	—	—	—	(8,338)	(8,338)
Purchase and retirement of common stock	(1,713)	(17)	(10,723)	(89,350)	—	(100,090)
Issuance of common stock under employee stock purchase plan	23	—	1,168	—	—	1,168
Issuance of common stock under share-based award plans	460	5	18,701	—	—	18,706
Stock-based compensation	—	—	10,566	—	—	10,566
Balance, March 31, 2022	137,219	$1,372	$1,266,320	$733,572	$(28,181)	$1,973,083
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Condensed Statements of Cash Flows
(unaudited)
(In thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$107,015	$190,308
Adjustments to reconcile net income to net cash provided by operating activities (See Note 1)	7,349	70,119
Net cash provided by operating activities	114,364	260,427
Cash flows from investing activities:
Additions to property and equipment	(10,640)	(9,283)
Additions to capitalized software	(9,041)	(6,589)
Purchases of marketable securities	(21,777)	(49,333)
Prepayments and maturities of marketable securities	28,387	35,397
Sales of marketable securities	—	48
Other investing activities	(3,917)	(2,000)
Net cash used in investing activities	(16,988)	(31,760)
Cash flows from financing activities:
Repayments under revolving credit facility	—	(10,000)
Payment of contingent consideration	(904)	(868)
Purchase and retirement of common stock	(81,214)	(100,155)
Proceeds from issuance of common stock	21,364	19,874
Payment of dividends	(57,835)	(55,503)
Net cash used in financing activities	(118,589)	(146,652)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,561	(5,591)
Net (decrease) increase in cash, cash equivalents and restricted cash	(18,652)	76,424
Cash, cash equivalents and restricted cash, beginning of period	853,359	831,758
Cash, cash equivalents and restricted cash, end of period	$834,707	$908,182
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
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain financial information and accompanying note disclosure normally included in the Company’s Annual Report on Form 10-K have been condensed or omitted. The interim financial information is unaudited but reflects all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position of the Company as of March 31, 2023, the results of operations for the three months ended March 31, 2023 and 2022, and cash flows for the three months ended March 31, 2023 and 2022. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
There have been no significant changes in significant accounting policies during the three months ended March 31, 2023 as compared to the significant accounting policies described in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
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
The Company is a party to expense limitation agreements with certain SEI-sponsored money market funds subject to Rule 2a-7 of the Investment Company Act of 1940 which establish a maximum level of ordinary operating expenses incurred by the fund in any fiscal year including, but not limited to, fees of the administrator or its affiliates. Under the terms of these agreements, the Company waived $5,561 and $11,185 in fees during the three months ended March 31, 2023 and 2022, respectively.
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
Cash and Cash Equivalents
Cash and cash equivalents includes $341,216 and $305,434 at March 31, 2023 and December 31, 2022, respectively, primarily invested in SEI-sponsored open-ended money market mutual funds.
Restricted Cash
Restricted cash includes $250 at March 31, 2023 and December 31, 2022 segregated for regulatory purposes related to trade-execution services conducted by SEI Investments (Europe) Limited. Restricted cash also includes $102 and $101 at March 31, 2023 and December 31, 2022, respectively, segregated in special reserve accounts for the benefit of customers of the Company’s broker-dealer subsidiary, SEI Investments Distribution Co. (SIDCO), in accordance with certain rules established by the Securities and Exchange Commission (SEC) for broker-dealers.
Capitalized Software
The Company capitalized $9,041 and $6,589 of software development costs during the three months ended March 31, 2023 and 2022, respectively. The Company's software development costs primarily relate to significant enhancements to the SEI Wealth PlatformSM (SWP). As of March 31, 2023, the net book value of SWP was $224,551. The net book value includes $10,586 of capitalized software development costs in-progress associated with future releases of SWP. Capitalized software development costs in-progress associated with future releases of SWP were $14,217 as of December 31, 2022. SWP has a weighted average remaining life of 9.6 years. Amortization expense for SWP was $6,158 and $12,104 during the three months ended March 31, 2023 and 2022, respectively.
The Company also capitalized $4,307 of software development costs during the three months ended March 31, 2023 related to a new platform for the Investment Managers segment. Capitalized software development costs in-progress associated with this platform were $13,864 as of March 31, 2023. The platform is not yet ready for use.
Earnings per Share
The calculations of basic and diluted earnings per share for the three months ended March 31, 2023 and 2022 are:

	Three Months Ended March 31,
	2023	2022
Net income	$107,015	$190,308
Shares used to compute basic earnings per common share	134,020,000	137,935,000
Dilutive effect of stock options	1,291,000	1,777,000
Shares used to compute diluted earnings per common share	135,311,000	139,712,000
Basic earnings per common share	$0.80	$1.38
Diluted earnings per common share	$0.79	$1.36
During the three months ended March 31, 2023 and 2022, employee stock options to purchase 11,273,000 and 12,218,000 shares of common stock with an average exercise price of $61.28 and $60.28, respectively, were outstanding but not included in the computation of diluted earnings per common share. These options for the three month periods were not included in the computation of diluted earnings per common share because either the performance conditions have not been satisfied or would not have been satisfied if the reporting date was the end of the contingency period or the options' exercise price was greater than the average market price of the Company’s common stock and the effect on diluted earnings per common share would have been anti-dilutive.

Recently Adopted Accounting Pronouncements
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805) Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASU 2021-08). This update amends Topic 805 to add contract assets and contract liabilities to the list of exceptions to the recognition and measurement principles that apply to business combinations and to require that an entity (acquirer) recognize and measure contract assets and contract liabilities in accordance with ASC 606. The Company adopted ASU 2021-08 on January 1, 2023. There was no material impact to the Company's consolidated financial statements from the implementation of ASU 2021-08.
Statements of Cash Flows
For purposes of the Consolidated Statements of Cash Flows, the Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents.
The following table provides the details of the adjustments to reconcile net income to net cash provided by operating activities for the three months ended March 31:

	2023	2022
Net income	$107,015	$190,308
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,531	8,098
Amortization	9,424	16,887
Equity in earnings of unconsolidated affiliate	(28,879)	(32,459)
Distributions received from unconsolidated affiliate	29,219	32,961
Stock-based compensation	8,074	10,566
Provision for losses on receivables	(180)	(214)
Deferred income tax expense	(5,452)	(10,908)
Net (gain) loss from investments	(744)	489
Change in other long-term liabilities	938	1,138
Change in other assets	(783)	(706)
Contract costs capitalized, net of amortization	423	389
Other	123	1,228
Change in current assets and liabilities
(Increase) decrease in
Receivables from investment products	6,270	1,452
Receivables	(962)	3,979
Other current assets	(2,261)	(2,556)
Advances due from unconsolidated affiliate	49,292	54,636
(Decrease) increase in
Accounts payable	877	(2,273)
Accrued liabilities	(65,998)	(18,078)
Deferred revenue	(563)	5,490
Total adjustments	7,349	70,119
Net cash provided by operating activities	$114,364	$260,427

Note 2.    Investment in Unconsolidated Affiliate
LSV Asset Management
The Company has an investment in LSV Asset Management (LSV), a registered investment advisor that provides investment advisory services primarily to institutions, including pension plans and investment companies. LSV is currently an investment sub-advisor for a limited number of SEI-sponsored investment products. The Company's partnership interest in LSV as of March 31, 2023 was 38.6%. The Company accounts for its interest in LSV using the equity method because of its less than 50% ownership. The Company’s interest in the net assets of LSV is reflected in Investment in unconsolidated affiliate on the accompanying Consolidated Balance Sheets and its interest in the earnings of LSV is reflected in Equity in earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Operations.
At March 31, 2023, the Company’s total investment in LSV was $55,041. The Company receives partnership distributions from LSV on a quarterly basis. The Company received partnership distributions from LSV of $29,219 and $32,961 in the three months ended March 31, 2023 and 2022, respectively. As such, the Company considers these distribution payments as returns on investment rather than returns of the Company's original investment in LSV and has therefore classified the associated cash inflows as an operating activity on the Consolidated Statements of Cash Flows.
The Company’s proportionate share in the earnings of LSV was $28,879 and $32,459 during the three months ended March 31, 2023 and 2022, respectively.
These tables contain condensed financial information of LSV:

Condensed Statement of Operations	Three Months Ended March 31,
	2023	2022
Revenues	$98,192	$108,450
Net income	74,774	83,791

Condensed Balance Sheets	March 31, 2023	December 31, 2022
Current assets	$118,770	$158,326
Non-current assets	6,481	6,019
Total assets	$125,251	$164,345

Current liabilities	$39,302	$77,306
Non-current liabilities	2,839	3,050
Partners’ capital	83,110	83,989
Total liabilities and partners’ capital	$125,251	$164,345

Note 3.    Composition of Certain Financial Statement Captions
Receivables
Receivables on the accompanying Consolidated Balance Sheets consist of:

	March 31, 2023	December 31, 2022
Trade receivables	$102,590	$110,722
Fees earned, not billed	343,823	320,700
Other receivables	12,534	26,563
	458,947	457,985
Less: Allowance for doubtful accounts	(721)	(901)
	$458,226	$457,084
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

Property and Equipment
Property and Equipment on the accompanying Consolidated Balance Sheets consists of:

	March 31, 2023	December 31, 2022
Buildings	$210,772	$210,626
Equipment	185,813	179,318
Land	26,439	26,439
Purchased software	162,352	160,714
Furniture and fixtures	22,092	21,956
Leasehold improvements	21,500	20,879
Construction in progress	3,867	1,958
	632,835	621,890
Less: Accumulated depreciation	(449,628)	(440,861)
Property and Equipment, net	$183,207	$181,029
The Company recognized $8,531 and $8,098 in depreciation expense related to property and equipment for the three months ended March 31, 2023 and 2022, respectively.
Deferred Contract Costs
Deferred contract costs, which primarily consist of deferred sales commissions, were $37,505 and $37,928 as of March 31, 2023 and December 31, 2022, respectively. The Company deferred expenses related to contract costs of $1,744 and $3,519 during the three months ended March 31, 2023 and 2022, respectively. Amortization expense related to deferred contract costs were $2,167 and $3,908 during the three months ended March 31, 2023 and 2022, respectively. Amortization expense during the three months ended March 31, 2022 includes $1,784 in expense accelerated as a result of the termination of a contractual agreement with a significant client (See Note 13). Amortization expense related to deferred contract costs is included in Compensation, benefits and other personnel on the accompanying Consolidated Statements of Operations. There were no material impairment losses in relation to deferred contract costs during the three months ended March 31, 2023.
Accrued Liabilities
Accrued liabilities on the accompanying Consolidated Balance Sheets consist of:

	March 31, 2023	December 31, 2022
Accrued employee compensation	$47,950	$100,566
Accrued employee benefits and other personnel	4,394	9,852
Accrued voluntary separation program	36,091	53,821
Accrued consulting, outsourcing and professional fees	37,822	37,009
Accrued sub-advisory, distribution and other asset management fees	48,225	52,916
Accrued dividend payable	—	58,051
Accrued income taxes	15,930	—
Other accrued liabilities	43,272	47,148
Total accrued liabilities	$233,684	$359,363

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
The pricing policies and procedures applied for our Level 1 and Level 2 financial assets during the three months ended March 31, 2023 were consistent with those as described in the Company's Annual Report on Form 10-K at December 31, 2022. The Company had no Level 3 financial assets at March 31, 2023 or December 31, 2022 that were required to be measured at fair value on a recurring basis. Level 3 financial liabilities at March 31, 2023 and December 31, 2022 consist entirely of the estimated contingent consideration resulting from an acquisition (See Note 12). The fair value of the contingent consideration was determined using a Monte-Carlo simulation model. Key assumptions for the Monte-Carlo simulation model include expected revenues, expected volatility, risk-free rate and other factors. There were no transfers of financial assets between levels within the fair value hierarchy during the three months ended March 31, 2023.
The fair value of certain financial assets of the Company was determined using the following inputs:

		Fair Value Measurements at the End of the Reporting Period Using
Assets	March 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity securities	$11,334	$11,334	$—
Available-for-sale debt securities	112,935	—	112,935
Fixed-income securities owned	31,779	—	31,779
Investment funds sponsored by LSV (1)	6,537
	$162,585	$11,334	$144,714

		Fair Value Measurements at the End of the Reporting Period Using
Assets	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity securities	$10,900	$10,900	$—
Available-for-sale debt securities	117,301	—	117,301
Fixed-income securities owned	32,148	—	32,148
Investment funds sponsored by LSV (1)	6,366
	$166,715	$10,900	$149,449
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
Cash Equivalents
Investments in money market funds and commercial paper classified as cash equivalents had a fair value of $503,582 and $450,240 at March 31, 2023 and December 31, 2022, respectively. There were no material unrealized or realized gains or losses from these investments during the three months ended March 31, 2023 and 2022. Investments in money market funds and commercial paper are Level 1 assets.

Available for Sale and Equity Securities
Available For Sale and Equity Securities on the accompanying Consolidated Balance Sheets consist of:

	At March 31, 2023
	Cost Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-sale debt securities	$123,288	$—	$(10,353)	$112,935
SEI-sponsored mutual funds	6,216	89	(34)	6,271
Equities and other mutual funds	5,057	6	—	5,063
	$134,561	$95	$(10,387)	$124,269

	At December 31, 2022
	Cost Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-sale debt securities	$129,372	$—	$(12,071)	$117,301
SEI-sponsored mutual funds	6,207	—	(176)	6,031
Equities and other mutual funds	5,026	—	(157)	4,869
	$140,605	$—	$(12,404)	$128,201
Net unrealized losses at March 31, 2023 of available-for-sale debt securities were $7,972 (net of income tax benefit of $2,381). Net unrealized losses at December 31, 2022 of available-for-sale debt securities were $9,294 (net of income tax benefit of $2,777). These unrealized losses are associated with the Company’s investments in mortgage-backed securities issued by GNMA and were caused by interest rate increases (See Note 4). The contractual cash flows of these securities are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company's investments. The Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases. These net unrealized losses are reported as a separate component of Accumulated other comprehensive loss on the accompanying Consolidated Balance Sheets.
There were gross realized losses of $46 and $246 from available-for-sale debt securities during the three months ended March 31, 2023 and 2022, respectively. There were no gross realized gains from available-for-sale debt securities during the three months ended March 31, 2023 and 2022. Realized losses from available-for-sale debt securities, including amounts reclassified from accumulated comprehensive loss, are reflected in Net gain (loss) from investments on the accompanying Consolidated Statements of Operations.
There were gross realized gains of $32 and gross realized losses of $10 from mutual funds and equities during the three months ended March 31, 2023. There were gross realized gains of $5 and gross realized losses of $579 from mutual funds and equities during the three months ended March 31, 2022. Gains and losses from mutual funds and equities are reflected in Net gain (loss) from investments on the accompanying Consolidated Statements of Operations.
Investments in Affiliated Funds
The Company has an investment in funds sponsored by LSV. The Company records this investment on the accompanying Consolidated Balance Sheets at fair value. Unrealized gains and losses from the change in fair value of these funds are recognized in Net gain (loss) from investments on the accompanying Consolidated Statements of Operations.
The funds had a fair value of $6,537 and $6,366 at March 31, 2023 and December 31, 2022, respectively. The Company recognized unrealized gains of $171 and $354 during the three months ended March 31, 2023 and 2022, respectively, from the change in fair value of the funds.
Securities Owned
The Company’s broker-dealer subsidiary, SIDCO, has investments in U.S. government agency securities with maturity dates less than one year. These investments are reflected as Securities owned on the accompanying Consolidated Balance Sheets. Due to specialized accounting practices applicable to investments by broker-dealers, the securities are reported at fair value and changes in fair value are recorded in current period earnings. The securities had a fair value of $31,779 and $32,148 at March 31, 2023 and December 31, 2022, respectively. There were no material net gains or losses related to the securities during the three months ended March 31, 2023 and 2022.

Note 6.    Line of Credit
The Company has a five-year $325,000 Credit Agreement (the Credit Facility) with Wells Fargo Bank, N.A., and a syndicate of other lenders. The Credit Facility is scheduled to expire in April 2026, at which time any aggregate principal amount of loans outstanding becomes payable in full. Any borrowings made under the Credit Facility will accrue interest at rates that, at the Company's option, are based on a base rate (the Base Rate) plus a premium that can range from 0.25% to 1.00% or the London InterBank Offered Rate (LIBOR) plus a premium that can range from 1.25% to 2.00% depending on the Company’s Leverage Ratio (a ratio of consolidated indebtedness to consolidated EBITDA for the four preceding fiscal quarters, all as defined in the related agreement). The Base Rate is defined as the highest of a) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 0.50%, b) the prime commercial lending rate of Wells Fargo, c) the applicable LIBOR plus 1.00%, or d) 0%. The Credit Facility includes fallback language clearly defining an alternative reference rate which provides for specified replacement rates, including the Secured Overnight Financing Rate (SOFR), upon a LIBOR cessation event.
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
The Company was in compliance with all covenants of the Credit Facility during the three months ended March 31, 2023.
On April 17, 2023, the Company and the lenders amended the Credit Facility to add SOFR as an alternative reference rate for borrowings in place of LIBOR. All other terms and conditions of the original agreement remain in effect.
As of April 18, 2023, the Company had outstanding letters of credit of $4,866 under the Credit Facility. These letters of credit were issued primarily for the expansion of the Company's headquarters and are scheduled to expire during 2023. The amount of the Credit Facility that is available for general corporate purposes as of April 18, 2023 was $320,134.

Note 7.    Shareholders’ Equity
Stock-Based Compensation
The Company has only non-qualified stock options and restricted stock units outstanding under its equity compensation plans. The Company recognized stock-based compensation expense in its Consolidated Financial Statements in the three months ended March 31, 2023 and 2022, respectively, as follows:

	Three Months Ended March 31,
	2023	2022
Stock-based compensation expense	$8,074	$10,566
Less: Deferred tax benefit	(1,492)	(2,096)
Stock-based compensation expense, net of tax	$6,582	$8,470
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
The Company revised its estimate of when some vesting targets are expected to be achieved. This change in management's estimate resulted in a decrease of $694 in stock-based compensation expense during the three months ended March 31, 2023.
As of March 31, 2023, there was approximately $111,182 of unrecognized compensation cost remaining related to unvested employee stock options and restricted stock units that management expects will vest and is being amortized.
The Company issues new common shares associated with the exercise of stock options. The total intrinsic value of options exercised during the three months ended March 31, 2023 was $6,564. The total options exercisable as of March 31, 2023 had an intrinsic value of $57,295. The total intrinsic value for options exercisable is calculated as the difference between the market value of the Company’s common stock as of March 31, 2023 and the weighted average exercise price of the options. The market value of the Company’s common stock as of March 31, 2023 was $57.55 as reported by the Nasdaq Stock Market, LLC. The weighted average exercise price of the options exercisable as of March 31, 2023 was $52.97. Total options that were outstanding as of March 31, 2023 were 18,001,000. Total options that were exercisable as of March 31, 2023 were 8,599,000.
Common Stock Buyback
The Company’s Board of Directors, under multiple authorizations, has authorized the repurchase of common stock on the open market or through private transactions. The Company purchased 1,361,000 shares at a total cost of $80,332 during the three months ended March 31, 2023, which reduced the total shares outstanding of common stock. The cost of stock purchases during the period includes the cost of certain transactions that settled in the following quarter. As of March 31, 2023, the Company had approximately $12,516 of authorization remaining for the purchase of common stock under the program. On April 18, 2023, the Company's Board of Directors approved an increase in the stock repurchase program by an additional $250,000, increasing the available authorization to approximately $262,516
The Company immediately retires its common stock when purchased. Upon retirement, the Company reduces Capital in excess of par value for the average capital per share outstanding and the remainder is charged against Retained earnings. If the Company reduces its Retained earnings to zero, any subsequent purchases of common stock will be charged entirely to Capital in excess of par value.

Note 8.    Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss, net of tax, are as follows:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Investments	Accumulated Other Comprehensive Loss
Balance, January 1, 2023	$(39,673)	$(9,294)	$(48,967)

Other comprehensive income before reclassifications	3,067	1,287	4,354
Amounts reclassified from accumulated other comprehensive loss	—	35	35
Net current-period other comprehensive income	3,067	1,322	4,389

Balance, March 31, 2023	$(36,606)	$(7,972)	$(44,578)

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
The information in the following tables is derived from internal financial reporting used for corporate management purposes. There are no inter-segment revenues for the three months ended March 31, 2023 and 2022. Assets are not allocated to segments for internal reporting purposes. The accounting policies of the reportable business segments are the same as those described in Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
The following tables highlight certain financial information about each of the business segments for the three months ended March 31, 2023 and 2022:

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Three Months Ended March 31, 2023
Revenues	$122,603	$106,538	$74,290	$160,686	$5,002	$469,119
Expenses	114,276	63,546	40,868	105,866	11,644	336,200
Operating profit (loss)	$8,327	$42,992	$33,422	$54,820	$(6,642)	$132,919

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Three Months Ended March 31, 2022
Revenues	$213,548	$119,230	$86,839	$156,901	$4,925	$581,443
Expenses	121,955	64,520	45,358	98,837	11,950	342,620
Operating profit (loss)	$91,593	$54,710	$41,481	$58,064	$(7,025)	$238,823
A reconciliation of the total operating profit reported for the business segments to income from operations in the Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022 is as follows:

	2023	2022
Total operating profit from segments	$132,919	$238,823
Corporate overhead expenses	(31,152)	(24,024)
Income from operations	$101,767	$214,799
The following tables provide additional information for the three months ended March 31, 2023 and 2022 pertaining to the business segments:

	Capital Expenditures (1)		Depreciation
	2023	2022	2023	2022
Private Banks	$9,071	$7,222	$5,354	$5,106
Investment Advisors	4,339	3,027	468	456
Institutional Investors	648	949	282	289
Investment Managers	4,606	4,024	2,155	2,020
Investments in New Businesses	342	205	68	44
Total from business segments	$19,006	$15,427	$8,327	$7,915
Corporate overhead	615	445	204	183
	$19,621	$15,872	$8,531	$8,098
(1) Capital expenditures include additions to property and equipment and capitalized software.

	Amortization
	2023	2022
Private Banks	$4,646	$8,539
Investment Advisors	1,818	3,233
Institutional Investors	1,824	2,283
Investment Managers	927	2,576
Investments in New Businesses	145	185
Total from business segments	$9,360	$16,816
Corporate overhead	64	71
	$9,424	$16,887

Note 10.    Income Taxes
The gross liability for unrecognized tax benefits at March 31, 2023 and December 31, 2022 was $15,984 and $15,204, respectively, exclusive of interest and penalties, of which $15,299 and $14,431 would affect the effective tax rate if the Company were to recognize the tax benefit.
The Company classifies interest and penalties on unrecognized tax benefits as income tax expense. As of March 31, 2023 and December 31, 2022, the combined amount of accrued interest and penalties related to tax positions taken on tax returns was $1,344 and $1,118, respectively.

	March 31, 2023	December 31, 2022
Gross liability for unrecognized tax benefits, exclusive of interest and penalties	$15,984	$15,204
Interest and penalties on unrecognized benefits	1,344	1,118
Total gross uncertain tax positions	$17,328	$16,322
Amount included in Current liabilities	$4,133	$4,065
Amount included in Other long-term liabilities	13,195	12,257
	$17,328	$16,322
The effective income tax rate for the three months ended March 31, 2023 and 2022 differs from the federal income tax statutory rate due to the following:

	Three Months Ended March 31,
	2023	2022
Statutory rate	21.0%	21.0%
State taxes, net of federal tax benefit	2.9	2.9
Foreign tax expense and tax rate differential	(0.1)	(0.1)
Tax benefit from stock option exercises	(0.2)	(0.4)
Other, net	—	(0.3)
	23.6%	23.1%
The increase in the Company's effective tax rate for the three months ended March 31, 2023 was primarily due to decreased tax benefits related to the lower volume of stock option exercises and a decrease in credits associated with research and development as compared to the prior year period.
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
The Company estimates it will recognize $4,133 of gross unrecognized tax benefits. This amount is expected to be paid within one year or to be removed at the expiration of the statute of limitations and resolution of income tax audits and is netted against the current payable account. These unrecognized tax benefits are related to tax positions taken on certain federal, state, and foreign tax returns. However, the timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. While it is reasonably possible that some issues under examination could be resolved in the next twelve months, based upon the current facts and circumstances, the Company cannot reasonably estimate the timing of such resolution or the total range of potential changes as it relates to the current unrecognized tax benefits that are recorded as part of the Company’s financial statements.

Note 11.    Commitments and Contingencies
In the ordinary course of business, the Company from time to time enters into contracts containing indemnification obligations of the Company. These obligations may require the Company to make payments to another party upon the occurrence of certain events including the failure by the Company to meet its performance obligations under the contract. These contractual indemnification provisions are often standard contractual terms of the nature customarily found in the type of contracts entered into by the Company. In many cases, there are no stated or notional amounts included in the indemnification provisions. There are no amounts reflected on the Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022 related to these indemnifications.
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

Note 12.    Goodwill and Intangible Assets
The changes in the carrying amount of the Company's goodwill by segment are as follows:

	Institutional Investors	Investment Managers	Investments in New Businesses	Total

Balance, December 31, 2022	$47,108	$56,992	$11,499	$115,599
Foreign currency translation adjustments	—	3	—	3
Balance, March 31, 2023	$47,108	$56,995	$11,499	$115,602
In April 2018, the Company acquired all ownership interests of Huntington Steele, LLC (Huntington Steele). The total purchase price for Huntington Steele included a contingent purchase price payable to the sellers which is determined at various intervals occurring between 2019 and 2023. The Company made payments of $904 and $868 during the three months ended March 31, 2023 and 2022, respectively, to the sellers. As of March 31, 2023, the remaining amount of the contingent consideration of $8,777 is included in Accrued liabilities on the accompanying Balance Sheet. Beginning in April 2023, the Company or the sellers can demand immediate payment of the contingent consideration. As of April 18, 2023, neither party has invoked the demand for payment of the contingent consideration.
The Company recognized $3,055 and $3,253 of amortization expense related to acquired intangible assets during the three months ended March 31, 2023 and 2022, respectively.

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
Disaggregation of Revenue
The following tables provide additional information pertaining to our revenues disaggregated by major product line and primary geographic market based on the location of the use of the products or services for each of the business segments for the three months ended March 31, 2023 and 2022:

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
Major Product Lines:	For the Three Months Ended March 31, 2023
Investment management fees from pooled investment products	$32,221	$60,605	$11,283	$126	$338	$104,573
Investment management fees from investment management agreements	486	40,666	58,935	—	4,217	104,304
Investment operations fees	346	—	—	147,194	—	147,540
Investment processing fees - PaaS	57,585	—	—	—	—	57,585
Investment processing fees - SaaS	26,817	—	2,651	4,121	—	33,589
Professional services fees	4,086	—	—	1,514	—	5,600
Account fees and other	1,062	5,267	1,421	7,731	447	15,928
Total revenues	$122,603	$106,538	$74,290	$160,686	$5,002	$469,119

Primary Geographic Markets:
United States	$80,170	$106,538	$62,218	$146,272	$5,002	$400,200
United Kingdom	27,846	—	9,095	—	—	36,941
Canada	10,090	—	1,369	—	—	11,459
Ireland	4,497	—	1,608	9,025	—	15,130
Luxembourg	—	—	—	5,389	—	5,389
Total revenues	$122,603	$106,538	$74,290	$160,686	$5,002	$469,119

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
Major Product Lines:	For the Three Months Ended March 31, 2022
Investment management fees from pooled investment products	$33,118	$71,993	$13,866	$84	$367	$119,428
Investment management fees from investment management agreements	255	42,008	68,460	—	4,126	114,849
Investment operations fees	360	—	—	145,379	—	145,739
Investment processing fees - PaaS	56,455	—	—	—	—	56,455
Investment processing fees - SaaS	29,559	—	3,110	3,658	—	36,327
Professional services fees (1)	92,729	—	—	389	—	93,118
Account fees and other	1,072	5,229	1,403	7,391	432	15,527
Total revenues	$213,548	$119,230	$86,839	$156,901	$4,925	$581,443

Primary Geographic Markets:
United States	$80,886	$119,230	$70,563	$144,025	$4,925	$419,629
United Kingdom	116,663	—	12,749	—	—	129,412
Canada	11,800	—	1,242	—	—	13,042
Ireland	4,199	—	2,167	9,822	—	16,188
Luxembourg	—		—	3,054		3,054
Other	—	—	118	—	—	118
Total revenues	$213,548	$119,230	$86,839	$156,901	$4,925	$581,443
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
Professional services fees - Revenues associated with the business services migration for investment processing clients of the Private Banks segment and investment operations clients of the Investment Managers segment. In addition, Professional services include other services such as business transformation consulting. Typically, fees are stated as a contractual fixed fee. The client is billed directly and fees are collected according to the terms of the agreement..
Account fees and other - Revenues associated with custody account servicing, account terminations, reimbursements received for out-of-pocket expenses, and other fees for the provision of ancillary services.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(In thousands, except asset balances and per share data)
This discussion reviews and analyzes the consolidated financial condition, the consolidated results of operations and other key factors that may affect future performance. This discussion should be read in conjunction with the Consolidated Financial Statements, the Notes to the Consolidated Financial Statements and the Annual Report on Form 10-K for the year ended December 31, 2022.

Overview
Consolidated Summary
SEI delivers technology and investment solutions that connect the financial services industry. With capabilities across investment processing, operations, and asset management, SEI works with corporations, financial institutions and professionals, and ultra-high-net-worth families to solve problems, manage change, and help protect assets for growth today and in the future. Investment processing fees are earned as either monthly fees for contracted services or as a percentage of the market value of our clients' assets processed on our platforms. Investment operations and investment management fees are earned as a percentage of assets under management, administration or advised assets. As of March 31, 2023, through our subsidiaries and partnerships in which we have a significant interest, we manage, advise or administer $1.3 trillion in hedge, private equity, mutual fund and pooled or separately managed assets.
Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022 were:

	Three Months Ended March 31,		Percent Change*
	2023	2022
Revenues	$469,119	$581,443	(19)%
Expenses	367,352	366,644	—%
Income from operations	101,767	214,799	(53)%
Net gain (loss) from investments	744	(489)	NM
Interest income, net of interest expense	8,637	598	NM
Equity in earnings from unconsolidated affiliate	28,879	32,459	(11)%
Income before income taxes	140,027	247,367	(43)%
Income taxes	33,012	57,059	(42)%
Net income	107,015	190,308	(44)%
Diluted earnings per common share	$0.79	$1.36	(42)%
* Variances noted "NM" indicate the percent change is not meaningful.
The following items had a significant impact on our financial results for the three months ended March 31, 2023 and 2022:
•Revenue from Information processing and software servicing fees decreased in the first three months of 2023 primarily from one-time early termination fees of $88.0 million from a significant client of the Private Banks segment recorded during the first quarter 2022.
•Revenue from Asset management, administration and distribution fees decreased in the first three months of 2023 primarily from lower assets under management in equity and fixed income programs from market depreciation during 2022 and negative cash flows from SEI fund programs due to client losses in the Investment Advisors and Institutional Investors segments.The improvement in market conditions and positive cash flows into separately managed account programs and Strategist programs of the Investment Advisors segment during the first quarter 2023 partially offset the decline in revenues. Average assets under management in equity and fixed income programs, excluding LSV, decreased $26.7 billion, or 14%, to $167.8 billion in the first three months of 2023 as compared to $194.5 billion during the first three months of 2022.
•Revenue from Asset management, administration and distribution fees increased from existing alternative investment clients of the Investment Managers segment due to new products and additional services. The decrease in average assets under administration reflect a loss of a significant client in 2022 which was not charged asset-based fees.
•Earnings from LSV decreased to $28.9 million in the first three months of 2023 as compared to $32.5 million in the first three months of 2022 due to negative cash flows from existing clients, client losses and market depreciation.

•Operating expenses increased from higher personnel costs due to business growth and competitive labor markets. Operational expenses also increased due to personnel costs and investments in compliance infrastructure to meet new regulatory requirements. The increase was partially offset by lower direct costs related to asset management revenues and lower amortization expense.
•Capitalized software development costs were $9.0 million in the first three months of 2023, of which $4.7 million was for continued enhancements to SWP. We also capitalized $4.3 million of software development costs in the first three months of 2023 for a new platform for the Investment Managers segment.
•Amortization expense related to SWP was $6.2 million in the first three months of 2023 as compared to $12.1 million in the first three months of 2022. The decline in amortization expense was due to the amortization period of the initial development costs related to SWP which ended in second-quarter 2022.
•Interest and dividend income was $8.8 million in the first three months of 2023 as compared to $848 thousand in the first three months of 2022. The increase in interest and dividend income was due to an overall increase in interest rates.
•We continued the stock repurchase program during 2023 and purchased 1.4 million shares for $80.3 million in the three month period.

Ending Asset Balances
(In millions)

	As of March 31,		Percent Change
	2023	2022
Private Banks:
Equity and fixed-income programs	$23,653	$25,335	(7)%
Collective trust fund programs	6	7	(14)%
Liquidity funds	3,427	4,225	(19)%
Total assets under management	$27,086	$29,567	(8)%
Client assets under administration	4,299	4,449	(3)%
Total assets	$31,385	$34,016	(8)%
Investment Advisors:
Equity and fixed-income programs	$68,065	$77,614	(12)%
Liquidity funds	4,965	4,610	8%
Total Platform assets under management	$73,030	$82,224	(11)%
Platform-only assets	14,980	14,151	6%
Total Platform assets	$88,010	$96,375	(9)%
Institutional Investors:
Equity and fixed-income programs	$74,939	$87,358	(14)%
Collective trust fund programs	4	6	(33)%
Liquidity funds	1,576	2,150	(27)%
Total assets under management	$76,519	$89,514	(15)%
Client assets under advisement	4,559	4,778	(5)%
Total assets	$81,078	$94,292	(14)%
Investment Managers:
Collective trust fund programs (A)	$146,176	$85,411	71%
Liquidity funds	203	284	(29)%
Total assets under management	$146,379	$85,695	71%
Client assets under administration	845,828	895,181	(6)%
Total assets	$992,207	$980,876	1%
Investments in New Businesses:
Equity and fixed-income programs	$2,031	$2,057	(1)%
Liquidity funds	217	305	(29)%
Total assets under management	$2,248	$2,362	(5)%
Client assets under advisement	1,081	1,401	(23)%
Total assets	$3,329	$3,763	(12)%
LSV:
Equity and fixed-income programs (B)	$84,964	$95,962	(11)%

Total:
Equity and fixed-income programs (C)	$253,652	$288,326	(12)%
Collective trust fund programs	146,186	85,424	71%
Liquidity funds	10,388	11,574	(10)%
Total assets under management	$410,226	$385,324	6%
Client assets under advisement	5,640	6,179	(9)%
Client assets under administration (D)	850,127	899,630	(6)%
Platform-only assets	14,980	14,151	6%
Total assets	$1,280,973	$1,305,284	(2)%
(A)Collective trust fund program assets are included in assets under management since SEI is the trustee. Fees earned on this product are less than fees earned on customized asset management programs.
(B)    Equity and fixed-income programs include $2.0 billion of assets managed by LSV in which fees are based solely on performance and are not calculated as an asset-based fee (as of March 31, 2023).
(C)    Equity and fixed-income programs include $6.3 billion of assets invested in various asset allocation funds at March 31, 2023.
(D)    In addition to the assets presented, SEI also administers an additional $12.1 billion in Funds of Funds assets on which SEI does not earn an administration fee (as of March 31, 2023).

Average Asset Balances
(In millions)

	Three Months Ended March 31,		Percent Change
	2023	2022
Private Banks:
Equity and fixed-income programs	$23,576	$25,637	(8)%
Collective trust fund programs	7	6	17%
Liquidity funds	3,253	4,403	(26)%
Total assets under management	$26,836	$30,046	(11)%
Client assets under administration	4,316	4,500	(4)%
Total assets	$31,152	$34,546	(10)%
Investment Advisors:
Equity and fixed-income programs	$67,578	$77,576	(13)%
Liquidity funds	4,995	5,151	(3)%
Total Platform assets under management	$72,573	$82,727	(12)%
Platform-only assets	14,812	13,978	6%
Total Platform assets	$87,385	$96,705	(10)%
Institutional Investors:
Equity and fixed-income programs	$74,653	$89,250	(16)%
Collective trust fund programs	5	5	—%
Liquidity funds	1,715	2,223	(23)%
Total assets under management	$76,373	$91,478	(17)%
Client assets under advisement	4,431	4,889	(9)%
Total assets	$80,804	$96,367	(16)%
Investment Managers:
Collective trust fund programs (A)	$144,914	$86,633	67%
Liquidity funds	317	432	(27)%
Total assets under management	$145,231	$87,065	67%
Client assets under administration	836,410	888,854	(6)%
Total assets	$981,641	$975,919	1%
Investments in New Businesses:
Equity and fixed-income programs	$1,991	$2,025	(2)%
Liquidity funds	212	286	(26)%
Total assets under management	$2,203	$2,311	(5)%
Client assets under advisement	1,098	1,397	(21)%
Total assets	$3,301	$3,708	(11)%
LSV:
Equity and fixed-income programs (B)	$86,987	$96,449	(10)%

Total:
Equity and fixed-income programs (C)	$254,785	$290,937	(12)%
Collective trust fund programs	144,926	86,644	67%
Liquidity funds	10,492	12,495	(16)%
Total assets under management	$410,203	$390,076	5%
Client assets under advisement	5,529	6,286	(12)%
Client assets under administration (D)	840,726	893,354	(6)%
Platform-only assets	14,812	13,978	6%
Total assets	$1,271,270	$1,303,694	(2)%
(A)    Collective trust fund program average assets are included in assets under management since SEI is the trustee. Fees earned on this product are less than fees earned on customized asset management programs.
(B)    Equity and fixed-income programs include assets managed by LSV in which fees are based solely on performance and are not calculated as an asset-based fee. The average value of these assets for the three months ended March 31, 2023 was $2.1 billion.
(C)    Equity and fixed-income programs include $6.4 billion of average assets invested in various asset allocation funds for the three months ended March 31, 2023.
(D)    In addition to the assets presented, SEI also administers an additional $12.3 billion of average assets in Funds of Funds assets for the three months ended March 31, 2023 on which SEI does not earn an administration fee.

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

Business Segments
Revenues, Expenses and Operating Profit (Loss) for our business segments for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 were as follows:

	Three Months Ended March 31,		Percent Change
	2023	2022
Private Banks:
Revenues	$122,603	$213,548	(43)%
Expenses	114,276	121,955	(6)%
Operating Profit	$8,327	$91,593	(91)%
Operating Margin	7%	43%
Investment Advisors:
Revenues	$106,538	$119,230	(11)%
Expenses	63,546	64,520	(2)%
Operating Profit	$42,992	$54,710	(21)%
Operating Margin	40%	46%
Institutional Investors:
Revenues	$74,290	$86,839	(14)%
Expenses	40,868	45,358	(10)%
Operating Profit	$33,422	$41,481	(19)%
Operating Margin	45%	48%
Investment Managers:
Revenues	$160,686	$156,901	2%
Expenses	105,866	98,837	7%
Operating Profit	$54,820	$58,064	(6)%
Operating Margin	34%	37%
Investments in New Businesses:
Revenues	$5,002	$4,925	2%
Expenses	11,644	11,950	(3)%
Operating Loss	$(6,642)	$(7,025)	NM
For additional information pertaining to our business segments, see Note 9 to the Consolidated Financial Statements.

Private Banks

	Three Months Ended March 31,		Percent Change
	2023	2022
Revenues:
Information processing and software servicing fees	$89,978	$181,037	(50)%
Asset management, administration & distribution fees	32,625	32,511	—%
Total revenues	$122,603	$213,548	(43)%
Revenues decreased $90.9 million, or 43%, in the three month period ended March 31, 2023 and were primarily affected by:
•One-time early termination fees of $88.0 million from a significant investment processing client recorded during the first quarter 2022;
•The negative impact from foreign currency exchange rate fluctuations between the U.S. dollar and the British pound on our foreign operations;
•A negative adjustment to fees from an investment processing client which reduced their business processed through divestment; and
•Lower investment processing fees from the recontacting of existing clients during the first quarter 2023; partially offset by
•Increased investment processing fees from new client conversions; and
•Increased revenues from U.K. clients impacted by increased interest rates.
Operating margins decreased to 7% compared to 43% in the three month period. Operating income decreased by $83.3 million, or 91%, in the three month period and was primarily affected by:
•A decrease in revenues;
•Increased personnel costs due to competitive labor markets; and
•Increased costs, mainly personnel costs, primarily related to maintenance, support and client migrations to SWP; partially offset by
•Decreased amortization expense related to deferred sales commissions.
Investment Advisors

	Three Months Ended March 31,		Percent Change
	2023	2022
Revenues:
Investment management fees-SEI fund programs	$60,605	$71,993	(16)%
Separately managed account fees	40,666	42,008	(3)%
Other fees	5,267	5,229	1%
Total revenues	$106,538	$119,230	(11)%
Revenues decreased $12.7 million, or 11%, in the three month period ended March 31, 2023 and were primarily affected by:
•Decreased investment management fees from SEI fund programs resulting from market depreciation and client losses during 2022 along with a continued shift out of SEI fund programs into separately managed accounts; and
•Decreased separately managed account program fees from market depreciation during 2022; partially offset by
•Increased fees from separately managed account programs and Strategist programs from positive cash flows.

Operating margin decreased to 40% compared to 46% in the three month period. Operating income decreased $11.7 million, or 21%, in the three month period and was primarily affected by:
•A decrease in revenues; and
•Increased personnel costs; partially offset by
•Decreased direct expenses associated with investment management fees; and
•Decreased direct expenses related to a significant client loss during the third quarter 2022.
Institutional Investors
Revenues decreased $12.5 million, or 14%, in the three month period ended March 31, 2023 and were primarily affected by:
•Decreased investment management fees from defined benefit client losses and market depreciation during 2022.
Operating margin decreased to 45% compared to 48% in the three month period. Operating income decreased $8.1 million, or 19%, in the three month period and was primarily affected by:
•A decrease in revenues; partially offset by
•Decreased direct expenses associated with investment management fees; and
•Decreased professional fees.
Investment Managers
Revenues increased $3.8 million, or 2%, in the three month period ended March 31, 2023 and were primarily affected by:
•Increased revenues from new products launched and additional services provided to our largest alternative fund clients; and
•Positive cash flows into alternative and traditional funds from new and existing clients; partially offset by
•Client losses, fund closures and the impact of market depreciation during 2022 to revenue from traditional fund clients.
Operating margin decreased to 34% compared to 37% in the three month period. Operating income decreased $3.2 million, or 6%, in the three month period and was primarily affected by:
•Increased personnel costs due to competitive labor markets; and
•Increased costs associated with new business, primarily personnel expenses and third-party vendor costs; partially offset by
•An increase in revenues; and
•Decreased non-capitalized investment spending, mainly consulting costs.

Other
Corporate overhead expenses
Corporate overhead expenses primarily consist of general and administrative expenses and other costs not directly attributable to a reportable business segment. Corporate overhead expenses were $31.2 million and $24.0 million in the three months ended March 31, 2023 and 2022, respectively. The increase in corporate overhead expenses is primarily due to higher personnel costs as a result of investments in compliance infrastructure to meet new regulatory requirements as well as increased consulting and professional fees.
Other income and expense
Other income and expense items on the accompanying Consolidated Statements of Operations consist of:

	Three Months Ended March 31,
	2023	2022
Net gain (loss) from investments	$744	$(489)
Interest and dividend income	8,778	848
Interest expense	(141)	(250)
Equity in earnings of unconsolidated affiliate	28,879	32,459
Total other income and expense items, net	$38,260	$32,568

Net gain (loss) from investments
Net gains from investments in the three months ended March 31, 2023 were primarily due to unrealized mark-to-market gains recorded in current earnings associated with Company-sponsored mutual funds and LSV-sponsored investment funds from market appreciation (See Note 5).
Interest and dividend income
Interest and dividend income is earned based upon the amount of cash that is invested daily. The increase in interest and dividend income in the three months ended March 31, 2023 was due to an overall increase in interest rates.
Equity in earnings of unconsolidated affiliate
Equity in earnings of unconsolidated affiliate reflects our ownership interest in LSV. As of March 31, 2023, our total partnership interest in LSV was 38.6%. The table below presents the revenues and net income of LSV and the proportionate share in LSV's earnings.

	Three Months Ended March 31,		Percent Change
	2023	2022
Revenues of LSV	$98,192	$108,450	(9)%
Net income of LSV	74,774	83,791	(11)%

SEI's proportionate share in earnings of LSV	$28,879	$32,459	(11)%
The decrease in earnings from LSV in the three months ended March 31, 2023 was primarily due to negative cash flows from existing clients, client losses and market depreciation. Average assets under management by LSV decreased $9.5 billion to $87.0 billion during the three months ended March 31, 2023 as compared to $96.4 billion during the three months ended March 31, 2022, a decrease of 10%.
Amortization
Amortization expense on the accompanying Consolidated Statements of Operations consists of:

	Three Months Ended March 31,		Percent Change
	2023	2022
Capitalized software development costs	$6,305	$13,554	(53)%
Intangible assets acquired through acquisitions and asset purchases	3,055	3,253	(6)%
Other	64	80	(20)%
Total amortization expense	$9,424	$16,887	(44)%
Capitalized software development costs
The decrease in amortization expense related to capitalized software development costs was primarily due to the amortization of the initial development costs for SWP during the three months ended March 31, 2022. The amortization period for these costs ended during the second quarter of 2022, resulting in a lower level of amortization expense for SWP beginning in the third quarter 2022 (See Note 1 to the Consolidated Financial Statements).
Income Taxes
The effective income tax rates for the three months ended March 31, 2023 and 2022 differ from the federal income tax statutory rate due to the following:

	Three Months Ended March 31,
	2023	2022
Statutory rate	21.0%	21.0%
State taxes, net of federal tax benefit	2.9	2.9
Foreign tax expense and tax rate differential	(0.1)	(0.1)
Tax benefit from stock option exercises	(0.2)	(0.4)
Other, net	—	(0.3)
	23.6%	23.1%
The increase in the effective tax rate for the three months ended March 31, 2023 was primarily due to decreased tax benefits related to stock option exercises and a decrease in credits associated with research and development as compared to the prior year period.

Stock-Based Compensation
We recognized $8.1 million and $10.6 million in stock-based compensation expense during the three months ended March 31, 2023 and 2022, respectively. Stock-based compensation was impacted by a higher level of cancellations of stock options due to the departure of employees through the Voluntary Separation Program (VSP) and the departure of certain senior executives unrelated to the VSP. The higher level of cancellations resulted in a decrease in the amount of expense recognized during the first quarter 2023 as compared to the prior year period.
The amount of stock-based compensation expense recognized is primarily based upon management's estimate of when the financial vesting targets of outstanding stock options may be achieved. Any change in the estimate could result in the amount of stock-based compensation expense to be accelerated, spread out over a longer period, or reversed. This may cause volatility in the recognition of stock-based compensation expense in future periods and could materially affect earnings.
We revised our estimate of when some vesting targets are expected to be achieved. This change in estimate resulted in a decrease of $694 thousand in stock-based compensation expense during the three months ended March 31, 2023. We expect to recognize approximately $27.8 million in stock-based compensation expense during the remainder of 2023.
Fair Value Measurements
The fair value of financial assets and liabilities, except for the investment funds sponsored by LSV, is determined in accordance with the fair value hierarchy. The fair value of the investment funds sponsored by LSV is measured using the net asset value per share (NAV) as a practical expedient. The fair value of all other financial assets are determined using Level 1 or Level 2 inputs and consist mainly of investments in equity or fixed-income mutual funds that are quoted daily and Government National Mortgage Association (GNMA) and other U.S. government agency securities that are single issuer pools that are valued based on current market data of similar assets. Level 3 financial liabilities at March 31, 2023 and December 31, 2022 consist entirely of the estimated contingent consideration resulting from an acquisition (See Note 12 to the Consolidated Financial Statements).
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

Liquidity and Capital Resources

	Three Months Ended March 31,
	2023	2022
Net cash provided by operating activities	$114,364	$260,427
Net cash used in investing activities	(16,988)	(31,760)
Net cash used in financing activities	(118,589)	(146,652)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,561	(5,591)
Net (decrease) increase in cash, cash equivalents and restricted cash	(18,652)	76,424
Cash, cash equivalents and restricted cash, beginning of period	853,359	831,758
Cash, cash equivalents and restricted cash, end of period	$834,707	$908,182
The credit facility provides for borrowings up to $325.0 million and is scheduled to expire in April 2026 (See Note 6 to the Consolidated Financial Statements). As of April 18, 2023, we had outstanding letters of credit of $4.9 million which reduced the amount available under the credit facility. These letters of credit were primarily issued for the expansion of the corporate headquarters and are due to expire in late 2023. As of April 18, 2023, the amount of the credit facility available for corporate purposes was $320.1 million.
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
The credit facility agreement contains terms that utilize the London InterBank Offered Rate (LIBOR) as a potential component of the interest rate to be applied to any borrowings; however, an alternative reference rate is included under the agreement which provides for a specified replacement rate, including the Secured Overnight Financing Rate (SOFR), upon a LIBOR cessation event. On April 17, 2023, we amended the credit facility agreement with the lenders to add SOFR as an alternative reference rate for borrowings in place of LIBOR. All other terms and conditions of the original agreement remain in effect.
The majority of excess cash reserves are primarily placed in accounts located in the United States that invest entirely in SEI-sponsored money market mutual funds denominated in the U.S. dollar. We also utilize demand deposit accounts or money market accounts at several large, well-established financial institutions located in the United States. The institutions we utilize have not indicated any stability issues regarding the ability to honor current or future deposit obligations to their customers. Accounts used to manage these excess cash reserves do not impose any restrictions or limitations that would prevent us from being able to access such cash amounts immediately. As of April 18, 2023, the amount of cash and cash equivalents considered free and immediately accessible for other general corporate purposes was $418.6 million.
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
Cash flows from operations decreased $146.1 million in the first three months of 2023 compared to the first three months of 2022 primarily from the decline in net income and the negative impact from the change in working capital accounts.

Net cash used in investing activities includes:
•Purchases, sales and maturities of marketable securities. Purchases, sales and maturities of marketable securities in the first three months of 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
Purchases	$(21,777)	$(49,333)
Sales and maturities	28,387	35,445
Net investing activities from marketable securities	$6,610	$(13,888)
See Note 5 to the Consolidated Financial Statements for more information related to marketable securities.
•The capitalization of costs incurred in developing computer software. We capitalized $9.0 million of software development costs in the first three months of 2023 as compared to $6.6 million in the first three months of 2022. The majority of software development costs are related to significant enhancements for the expanded functionality of the SEI Wealth Platform. We also capitalized $4.3 million of software development costs in the first three months of 2023 for a new platform for the Investment Managers segment.
•Capital expenditures. Capital expenditures in the first three months of 2023 were $10.6 million as compared to $9.3 million in the first three months of 2022. Expenditures in 2023 and 2022 include capital outlays for purchased software and equipment for data center operations. We continue to evaluate improvements to our information technology infrastructure which, if implemented, will result in additional expenditures for purchased software and equipment for data center operations.
Net cash used in financing activities includes:
•Principal repayments on revolving credit facility. We made a principal payment of $10.0 million related to the credit facility during the three months of ended March 31, 2022. The remaining outstanding balance of the credit facility was fully repaid during the second quarter 2022.
•The repurchase of common stock. Our Board of Directors has authorized the repurchase of common stock through multiple authorizations. Currently, there is no expiration date for the common stock repurchase program. We had total capital outlays of $81.2 million during the first three months of 2023 and $100.2 million during the first three months of 2022 for the repurchase of common stock.
•Proceeds from the issuance of common stock. We received $21.4 million and $19.9 million in proceeds from the issuance of common stock during the first three months of 2023 and 2022, respectively. These proceeds were primarily from stock option exercise activity.
•Dividend payments. Cash dividends paid were $57.8 million in the first three months of 2023 as compared to $55.5 million in the first three months of 2022.
Cash Requirements
Cash requirements and liquidity needs are primarily funded through cash flow from operations and our capacity for additional borrowing. At March 31, 2023, unused sources of liquidity consisted of cash and cash equivalents and the amount available under our credit facility.
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

Among the risks and uncertainties which may affect our future operations, strategies, financial results or other developments are those risks described in our latest Annual Report on Form 10-K in Part I, Item 1A. These risks include the following:
•changes in capital markets and significant changes in the value of financial instruments that may affect our revenues and earnings;
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
•disruptions of operations of other participants in the global financial system;
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Information required by this item is set forth under the captions "Our revenues and earnings are affected by changes in capital markets and significant changes in the value of financial instruments" and "Changes in interest rates may affect the value of our fixed-income investment securities" in Item 1A Risk Factors and under the caption "Sensitivity of our revenues and earnings to capital market fluctuations" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to this information as it is disclosed in our Annual Report on Form 10-K for 2022.

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
(b) Change in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.     Risk Factors.
Information regarding risk factors appears in Part I – Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes in the risk factors from those disclosed in the Annual Report on Form 10-K for 2022.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
(e)    Our Board of Directors has authorized the repurchase of up to $5.328 billion worth of our common stock through multiple authorizations through March 31, 2023. Currently, there is no expiration date for the common stock repurchase program. On April 18, 2023, our Board of Directors approved an increase in the stock repurchase program by an additional $250.0 million, increasing the available authorization to approximately $262.5 million.
Information regarding the repurchase of common stock during the three months ended March 31, 2023 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 2023	50,000	$62.14	50,000	$89,745,000
February 2023	462,000	61.20	462,000	61,472,000
March 2023	849,000	57.04	849,000	12,516,000
Total	1,361,000	$59.03	1,361,000

Item 6.    Exhibits.
The following is a list of exhibits filed as part of the Form 10-Q.

31.1	Rule 13a-15(e)/15d-15(e) Certification of Principal Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Principal Financial Officer.

32	Section 1350 Certifications.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEI INVESTMENTS COMPANY

Date:	April 24, 2023	By:	/s/ Dennis J. McGonigle
Dennis J. McGonigle
Chief Financial Officer