Form 10-Q
period 2023-06-30
SEI INVESTMENTS CO
filed 2023-07-28
CIK 350894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q
________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, as of the close of business on July 13, 2023:

Common Stock, $0.01 par value	132,358,055

SEI INVESTMENTS COMPANY

PART I.        FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements.

SEI Investments Company
Consolidated Balance Sheets
(unaudited)
(In thousands, except par value)

	June 30, 2023	December 31, 2022
Assets
Current Assets:
Cash and cash equivalents	$777,051	$853,008
Restricted cash	300	351
Receivables from investment products	56,304	62,014
Receivables, net of allowance for doubtful accounts of $936 and $901	521,600	457,084
Securities owned	31,040	32,148
Other current assets	55,610	48,703
Total Current Assets	1,441,905	1,453,308
Property and Equipment, net of accumulated depreciation of $458,119 and $440,861	180,503	181,029
Operating Lease Right-of-Use Assets	22,293	24,992
Capitalized Software, net of accumulated amortization of $599,557 and $586,744	242,525	237,302
Available for Sale and Equity Securities	116,791	128,201
Investments in Affiliated Funds, at fair value	6,772	6,366
Investment in Unconsolidated Affiliate	54,318	104,673
Goodwill	115,602	115,599
Intangible Assets, net of accumulated amortization of $36,450 and $30,261	49,621	55,532
Deferred Contract Costs	38,561	37,928
Deferred Income Taxes	17,464	4,936
Other Assets, net	38,609	33,687
Total Assets	$2,324,964	$2,383,553
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Balance Sheets
(unaudited)
(In thousands, except par value)

	June 30, 2023	December 31, 2022
Liabilities and Equity
Current Liabilities:
Accounts payable	$7,220	$13,283
Accrued liabilities	237,164	359,363
Current portion of long-term operating lease liabilities	11,076	10,344
Deferred revenue	14,913	14,893
Total Current Liabilities	270,373	397,883
Long-term Income Taxes Payable	803	803
Long-term Operating Lease Liabilities	16,032	18,786
Other Long-term Liabilities	14,203	12,257
Total Liabilities	301,411	429,729
Commitments and Contingencies
Shareholders' Equity:
Common stock, $0.01 par value, 750,000 shares authorized; 132,230 and 134,162 shares issued and outstanding	1,322	1,342
Capital in excess of par value	1,337,538	1,307,162
Retained earnings	724,672	694,287
Accumulated other comprehensive loss, net	(39,979)	(48,967)
Total Shareholders' Equity	2,023,553	1,953,824
Total Liabilities and Shareholders' Equity	$2,324,964	$2,383,553
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Statements of Operations
(unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Asset management, administration and distribution fees	$378,821	$382,594	$750,650	$776,691
Information processing and software servicing fees	110,236	99,076	207,526	286,422
Total revenues	489,057	481,670	958,176	1,063,113
Expenses:
Subadvisory, distribution and other asset management costs	47,247	50,023	94,626	103,151
Software royalties and other information processing costs	8,396	7,407	15,689	14,954
Compensation, benefits and other personnel	175,706	157,921	349,121	318,405
Stock-based compensation	7,405	10,007	15,479	20,573
Consulting, outsourcing and professional fees	61,312	63,271	122,416	125,762
Data processing and computer related	34,945	32,254	68,285	62,070
Facilities, supplies and other costs	23,034	20,133	41,826	37,760
Amortization	9,630	16,508	19,054	33,395
Depreciation	8,781	8,286	17,312	16,384
Total expenses	376,456	365,810	743,808	732,454
Income from operations	112,601	115,860	214,368	330,659
Net gain (loss) from investments	515	(2,620)	1,259	(3,109)
Interest and dividend income	9,550	1,853	18,328	2,701
Interest expense	(139)	(211)	(280)	(461)
Equity in earnings of unconsolidated affiliate	32,711	29,813	61,590	62,272
Income before income taxes	155,238	144,695	295,265	392,062
Income taxes	36,387	33,419	69,399	90,478
Net income	$118,851	$111,276	$225,866	$301,584
Basic earnings per common share	$0.89	$0.82	$1.69	$2.20
Shares used to compute basic earnings per share	132,854	136,435	133,437	137,185
Diluted earnings per common share	$0.89	$0.81	$1.68	$2.17
Shares used to compute diluted earnings per share	133,936	137,817	134,623	138,764
Dividends declared per common share	$0.43	$0.40	$0.43	$0.40
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Statements of Comprehensive Income
(unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$118,851	$111,276	$225,866	$301,584
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	5,684	(14,623)	8,751	(19,181)
Unrealized gain (loss) on investments:
Unrealized (losses) gains during the period, net of income taxes of $342, $923, $(43) and $2,109	(1,143)	(3,088)	144	(7,057)
Reclassification adjustment for losses realized in net income, net of income taxes of $(18), $(39), $(29) and $(96)	58	129	93	318
Total other comprehensive income (loss), net of tax	4,599	(17,582)	8,988	(25,920)
Comprehensive income	$123,450	$93,694	$234,854	$275,664
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Statements of Changes in Equity
(unaudited)
(In thousands)

	Shares of Common Stock	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	For the Three Months Ended June 30, 2023
Balance, April 1, 2023	133,268	$1,333	$1,327,591	$729,988	$(44,578)	$2,014,334
Net income	—	—	—	118,851	—	118,851
Other comprehensive income	—	—	—	—	4,599	4,599
Purchase and retirement of common stock	(1,290)	(13)	(8,534)	(66,990)	—	(75,537)
Issuance of common stock under employee stock purchase plan	21	—	1,041	—	—	1,041
Issuance of common stock under share-based award plans	231	2	10,035	—	—	10,037
Stock-based compensation	—	—	7,405	—	—	7,405
Dividends declared ($0.43 per share)	—	—	—	(57,177)	—	(57,177)
Balance, June 30, 2023	132,230	$1,322	$1,337,538	$724,672	$(39,979)	$2,023,553

	Shares of Common Stock	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	For the Three Months Ended June 30, 2022
Balance, April 1, 2022	137,219	$1,372	$1,266,320	$733,572	$(28,181)	$1,973,083
Net income	—	—	—	111,276	—	111,276
Other comprehensive loss	—	—	—	—	(17,582)	(17,582)
Purchase and retirement of common stock	(1,970)	(20)	(12,328)	(96,945)	—	(109,293)
Issuance of common stock under employee stock purchase plan	22	1	1,089	—	—	1,090
Issuance of common stock under share-based award plans	209	2	7,883	—	—	7,885
Stock-based compensation	—	—	10,007	—	—	10,007
Dividends declared ($0.40 per share)	—	—	—	(54,378)	—	(54,378)
Balance, June 30, 2022	135,480	$1,355	$1,272,971	$693,525	$(45,763)	$1,922,088
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Statements of Changes in Equity
(unaudited)
(In thousands)

	Shares of Common Stock	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	For the Six Months Ended June 30, 2023
Balance, January 1, 2023	134,162	$1,342	$1,307,162	$694,287	$(48,967)	$1,953,824
Net income	—	—	—	225,866	—	225,866
Other comprehensive loss	—	—	—	—	8,988	8,988
Purchase and retirement of common stock	(2,651)	(27)	(17,538)	(138,304)	—	(155,869)
Issuance of common stock under employee stock purchase plan	45	—	2,244	—	—	2,244
Issuance of common stock under share-based award plans	674	7	30,191	—	—	30,198
Stock-based compensation	—	—	15,479	—	—	15,479
Dividends declared ($0.43 per share)	—	—	—	(57,177)	—	(57,177)
Balance, June 30, 2023	132,230	$1,322	$1,337,538	$724,672	$(39,979)	$2,023,553

	Shares of Common Stock	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	For the Six Months Ended June 30, 2022
Balance, January 1, 2022	138,449	$1,384	$1,246,608	$632,614	$(19,843)	$1,860,763
Net income	—	—	—	301,584	—	301,584
Other comprehensive loss	—	—	—	—	(25,920)	(25,920)
Purchase and retirement of common stock	(3,683)	(37)	(23,051)	(186,295)	—	(209,383)
Issuance of common stock under employee stock purchase plan	45	1	2,257	—	—	2,258
Issuance of common stock under share-based award plans	669	7	26,584	—	—	26,591
Stock-based compensation	—	—	20,573	—	—	20,573
Dividends declared ($0.40 per share)	—	—	—	(54,378)	—	(54,378)
Balance, June 30, 2022	135,480	$1,355	$1,272,971	$693,525	$(45,763)	$1,922,088

SEI Investments Company
Consolidated Condensed Statements of Cash Flows
(unaudited)
(In thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$225,866	$301,584
Adjustments to reconcile net income to net cash provided by operating activities (See Note 1)	(43,412)	29,031
Net cash provided by operating activities	182,454	330,615
Cash flows from investing activities:
Additions to property and equipment	(16,470)	(19,821)
Additions to capitalized software	(18,036)	(13,809)
Purchases of marketable securities	(48,046)	(96,642)
Prepayments and maturities of marketable securities	60,829	90,553
Sales of marketable securities	893	106
Other investing activities	(4,979)	(2,903)
Net cash used in investing activities	(25,809)	(42,516)
Cash flows from financing activities:
Repayments under revolving credit facility	—	(40,000)
Payment of contingent consideration	(904)	(868)
Purchase and retirement of common stock	(156,174)	(210,324)
Proceeds from issuance of common stock	32,442	28,849
Payment of dividends	(114,829)	(109,830)
Net cash used in financing activities	(239,465)	(332,173)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	6,812	(15,660)
Net decrease in cash, cash equivalents and restricted cash	(76,008)	(59,734)
Cash, cash equivalents and restricted cash, beginning of period	853,359	831,758
Cash, cash equivalents and restricted cash, end of period	$777,351	$772,024
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
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain financial information and accompanying note disclosure normally included in the Company’s Annual Report on Form 10-K have been condensed or omitted. The interim financial information is unaudited but reflects all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position of the Company as of June 30, 2023, the results of operations for the three and six months ended June 30, 2023 and 2022, and cash flows for the six months ended June 30, 2023 and 2022. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
There have been no significant changes in significant accounting policies during the six months ended June 30, 2023 as compared to the significant accounting policies described in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
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
The Company is a party to expense limitation agreements with certain SEI-sponsored money market funds subject to Rule 2a-7 of the Investment Company Act of 1940 which establish a maximum level of ordinary operating expenses incurred by the fund in any fiscal year including, but not limited to, fees of the administrator or its affiliates. Under the terms of these agreements, the Company waived $5,320 and $9,039 in fees during the three months ended June 30, 2023 and 2022, respectively. During the six months ended June 30, 2023 and 2022, the Company waived $10,881 and $20,224, respectively, in fees.
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
Cash and Cash Equivalents
Cash and cash equivalents includes $304,611 and $305,434 at June 30, 2023 and December 31, 2022, respectively, primarily invested in SEI-sponsored open-ended money market mutual funds.
Restricted Cash
Restricted cash includes $250 at June 30, 2023 and December 31, 2022 segregated for regulatory purposes related to trade-execution services conducted by SEI Investments (Europe) Limited. Restricted cash also includes $50 and $101 at June 30, 2023 and December 31, 2022, respectively, segregated in special reserve accounts for the benefit of customers of the Company’s broker-dealer subsidiary, SEI Investments Distribution Co. (SIDCO), in accordance with certain rules established by the Securities and Exchange Commission (SEC) for broker-dealers.
Capitalized Software
The Company capitalized $18,036 and $13,809 of software development costs during the six months ended June 30, 2023 and 2022, respectively. The Company's software development costs primarily relate to significant enhancements to the SEI Wealth PlatformSM (SWP). As of June 30, 2023, the net book value of SWP was $222,853. The net book value includes $3,127 of capitalized software development costs in-progress associated with future releases of SWP. Capitalized software development costs in-progress associated with future releases of SWP were $14,217 as of December 31, 2022. SWP has a weighted average remaining life of 9.4 years. Amortization expense for SWP was $12,516 and $23,859 during the six months ended June 30, 2023 and 2022, respectively.
The Company also capitalized $8,642 of software development costs during the six months ended June 30, 2023 related to a new platform for the Investment Managers segment. Capitalized software development costs in-progress associated with this platform were $18,196 and $9,558 as of June 30, 2023 and December 31, 2022, respectively. The platform is not yet ready for use.
Earnings per Share
The calculations of basic and diluted earnings per share for the three and six months ended June 30, 2023 and 2022 are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$118,851	$111,276	$225,866	$301,584
Shares used to compute basic earnings per common share	132,854,000	136,435,000	133,437,000	137,185,000
Dilutive effect of stock options	1,082,000	1,382,000	1,186,000	1,579,000
Shares used to compute diluted earnings per common share	133,936,000	137,817,000	134,623,000	138,764,000
Basic earnings per common share	$0.89	$0.82	$1.69	$2.20
Diluted earnings per common share	$0.89	$0.81	$1.68	$2.17
During the three months ended June 30, 2023 and 2022, employee stock options to purchase 11,006,000 and 12,064,000 shares of common stock with an average exercise price of $61.29 and $60.27, respectively, were outstanding but not included in the computation of diluted earnings per common share. During the six months ended June 30, 2023 and 2022, employee stock options to purchase 11,140,000 and 12,141,000 shares of common stock with an average exercise price of $61.29 and $60.28, respectively, were outstanding but not included in the computation of diluted earnings per common share.These options for the three and six month periods were not included in the computation of diluted earnings per common share because either the performance conditions have not been satisfied or would not have been satisfied if the reporting date was the end of the contingency period or the options' exercise price was greater than the average market price of the Company’s common stock and the effect on diluted earnings per common share would have been anti-dilutive.
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
The following table provides the details of the adjustments to reconcile net income to net cash provided by operating activities for the six months ended June 30:

	2023	2022
Net income	$225,866	$301,584
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,312	16,384
Amortization	19,054	33,395
Equity in earnings of unconsolidated affiliate	(61,590)	(62,272)
Distributions received from unconsolidated affiliate	61,452	69,824
Stock-based compensation	15,479	20,573
Provision for losses on receivables	35	350
Deferred income tax expense	(12,600)	(23,506)
Net (gain) loss from investments	(1,259)	3,109
Change in other long-term liabilities	1,946	1,998
Change in other assets	(71)	(3,111)
Contract costs capitalized, net of amortization	(633)	883
Other	2,443	(1,521)
Change in current assets and liabilities
(Increase) decrease in
Receivables from investment products	5,710	4,125
Receivables	(64,551)	(25,523)
Other current assets	(6,907)	(7,014)
Advances due from unconsolidated affiliate	50,493	53,500
(Decrease) increase in
Accounts payable	(6,063)	(7)
Accrued liabilities	(63,682)	(55,734)
Deferred revenue	20	3,578
Total adjustments	(43,412)	29,031
Net cash provided by operating activities	$182,454	$330,615

Note 2.    Investment in Unconsolidated Affiliate
LSV Asset Management
The Company has an investment in LSV Asset Management (LSV), a registered investment advisor that provides investment advisory services primarily to institutions, including pension plans and investment companies. LSV is currently an investment sub-advisor for a limited number of SEI-sponsored investment products. The Company's partnership interest in LSV as of June 30, 2023 was 38.6%. The Company accounts for its interest in LSV using the equity method because of its less than 50% ownership. The Company’s interest in the net assets of LSV is reflected in Investment in unconsolidated affiliate on the accompanying Consolidated Balance Sheets and its interest in the earnings of LSV is reflected in Equity in earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Operations.
At June 30, 2023, the Company’s total investment in LSV was $54,318. The Company receives partnership distributions from LSV on a quarterly basis. The Company received partnership distributions from LSV of $61,452 and $69,824 in the six months ended June 30, 2023 and 2022, respectively. As such, the Company considers these distribution payments as returns on investment rather than returns of the Company's original investment in LSV and has therefore classified the associated cash inflows as an operating activity on the Consolidated Statements of Cash Flows.
The Company’s proportionate share in the earnings of LSV was $32,711 and $29,813 during the three months ended June 30, 2023 and 2022, respectively. During the six months ended June 30, 2023 and 2022, the Company's proportionate share in the earnings of LSV was $61,590 and $62,272, respectively.
These tables contain condensed financial information of LSV:

Condensed Statement of Operations	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$108,836	$99,814	$207,028	$208,264
Net income	84,779	77,193	159,553	160,984

Condensed Balance Sheets	June 30, 2023	December 31, 2022
Current assets	$130,951	$158,326
Non-current assets	6,972	6,019
Total assets	$137,923	$164,345

Current liabilities	$50,950	$77,306
Non-current liabilities	2,625	3,050
Partners’ capital	84,348	83,989
Total liabilities and partners’ capital	$137,923	$164,345

Note 3.    Composition of Certain Financial Statement Captions
Receivables
Receivables on the accompanying Consolidated Balance Sheets consist of:

	June 30, 2023	December 31, 2022
Trade receivables	$136,677	$110,722
Fees earned, not billed	360,812	320,700
Other receivables	25,047	26,563
	522,536	457,985
Less: Allowance for doubtful accounts	(936)	(901)
	$521,600	$457,084
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

Property and Equipment
Property and Equipment on the accompanying Consolidated Balance Sheets consists of:

	June 30, 2023	December 31, 2022
Buildings	$216,338	$210,626
Equipment	188,063	179,318
Land	26,439	26,439
Purchased software	162,987	160,714
Furniture and fixtures	22,599	21,956
Leasehold improvements	21,562	20,879
Construction in progress	634	1,958
	638,622	621,890
Less: Accumulated depreciation	(458,119)	(440,861)
Property and Equipment, net	$180,503	$181,029
The Company recognized $17,312 and $16,384 in depreciation expense related to property and equipment for the six months ended June 30, 2023 and 2022, respectively.
Deferred Contract Costs
Deferred contract costs, which primarily consist of deferred sales commissions, were $38,561 and $37,928 as of June 30, 2023 and December 31, 2022, respectively. The Company deferred expenses related to contract costs of $3,225 and $1,543 during the three months ended June 30, 2023 and 2022, respectively. During the six months ended June 30, 2023 and 2022, the Company deferred expenses related to contract costs of $4,969 and $5,062, respectively. Amortization expense related to deferred contract costs were $4,336 and $5,945 during the six months ended June 30, 2023 and 2022, respectively. Amortization expense during the six months ended June 30, 2022 includes $1,784 in expense accelerated as a result of the termination of a contractual agreement with a significant client (See Note 13). Amortization expense related to deferred contract costs is included in Compensation, benefits and other personnel on the accompanying Consolidated Statements of Operations. There were no material impairment losses in relation to deferred contract costs during the six months ended June 30, 2023.
Accrued Liabilities
Accrued liabilities on the accompanying Consolidated Balance Sheets consist of:

	June 30, 2023	December 31, 2022
Accrued employee compensation	$58,627	$100,566
Accrued employee benefits and other personnel	4,353	9,852
Accrued voluntary separation program	33,892	53,821
Accrued consulting, outsourcing and professional fees	38,106	37,009
Accrued sub-advisory, distribution and other asset management fees	50,259	52,916
Accrued dividend payable	291	58,051
Other accrued liabilities	51,636	47,148
Total accrued liabilities	$237,164	$359,363

Note 4.    Fair Value Measurements
The fair value of the Company’s financial assets and liabilities, except for the Company's investment funds sponsored by LSV, is determined in accordance with the fair value hierarchy. The fair value of the Company’s Level 1 financial assets consist mainly of investments in open-ended mutual funds that are quoted daily. Level 2 financial assets consist of GNMA mortgage-backed securities held by the Company's wholly-owned limited purpose federal thrift subsidiary, SEI Private Trust Company (SPTC), and Federal Home Loan Bank (FHLB) and other U.S. government agency short-term notes held by SIDCO. The financial assets held by SIDCO were purchased as part of a cash management program requiring only short term, top-tier investment grade government and corporate securities. The financial assets held by SPTC are debt securities issued by GNMA and are backed by the full faith and credit of the U.S. government. These securities were purchased for the sole purpose of satisfying applicable regulatory requirements and have maturity dates which range from 2023 to 2041.
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
The pricing policies and procedures applied for our Level 1 and Level 2 financial assets during the six months ended June 30, 2023 were consistent with those as described in the Company's Annual Report on Form 10-K at December 31, 2022. The Company had no Level 3 financial assets at June 30, 2023 or December 31, 2022 that were required to be measured at fair value on a recurring basis. There were no transfers of financial assets between levels within the fair value hierarchy during the six months ended June 30, 2023.
The fair value of certain financial assets of the Company was determined using the following inputs:

		Fair Value Measurements at the End of the Reporting Period Using
Assets	June 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity securities	$10,826	$10,826	$—
Available-for-sale debt securities	105,965	—	105,965
Fixed-income securities owned	31,040	—	31,040
Investment funds sponsored by LSV (1)	6,772
	$154,603	$10,826	$137,005

		Fair Value Measurements at the End of the Reporting Period Using
Assets	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity securities	$10,900	$10,900	$—
Available-for-sale debt securities	117,301	—	117,301
Fixed-income securities owned	32,148	—	32,148
Investment funds sponsored by LSV (1)	6,366
	$166,715	$10,900	$149,449
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
Cash Equivalents
Investments in money market funds and commercial paper classified as cash equivalents had a fair value of $470,591 and $450,240 at June 30, 2023 and December 31, 2022, respectively. There were no material unrealized or realized gains or losses from these investments during the six months ended June 30, 2023 and 2022. Investments in money market funds and commercial paper are Level 1 assets.

Available for Sale and Equity Securities
Available For Sale and Equity Securities on the accompanying Consolidated Balance Sheets consist of:

	At June 30, 2023
	Cost Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-sale debt securities	$117,727	$—	$(11,762)	$105,965
SEI-sponsored mutual funds	5,315	206	(29)	5,492
Equities and other mutual funds	5,044	290	—	5,334
	$128,086	$496	$(11,791)	$116,791

	At December 31, 2022
	Cost Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-sale debt securities	$129,372	$—	$(12,071)	$117,301
SEI-sponsored mutual funds	6,207	—	(176)	6,031
Equities and other mutual funds	5,026	—	(157)	4,869
	$140,605	$—	$(12,404)	$128,201
Net unrealized losses at June 30, 2023 of available-for-sale debt securities were $9,057 (net of income tax benefit of $2,705). Net unrealized losses at December 31, 2022 of available-for-sale debt securities were $9,294 (net of income tax benefit of $2,777). These unrealized losses are associated with the Company’s investments in mortgage-backed securities issued by GNMA and were caused by interest rate increases (See Note 4). The contractual cash flows of these securities are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company's investments. The Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases. These net unrealized losses are reported as a separate component of Accumulated other comprehensive loss on the accompanying Consolidated Balance Sheets.
There were gross realized losses of $122 and $414 from available-for-sale debt securities during the six months ended June 30, 2023 and 2022, respectively. There were no gross realized gains from available-for-sale debt securities during the six months ended June 30, 2023 and 2022. Realized losses from available-for-sale debt securities, including amounts reclassified from accumulated comprehensive loss, are reflected in Net gain (loss) from investments on the accompanying Consolidated Statements of Operations.
There were gross realized gains of $44 and gross realized losses of $49 from mutual funds and equities during the six months ended June 30, 2023. There were gross realized gains of $7 and gross realized losses of $658 from mutual funds and equities during the six months ended June 30, 2022. Gains and losses from mutual funds and equities are reflected in Net gain (loss) from investments on the accompanying Consolidated Statements of Operations.
Investments in Affiliated Funds
The Company has an investment in funds sponsored by LSV. The Company records this investment on the accompanying Consolidated Balance Sheets at fair value. Unrealized gains and losses from the change in fair value of these funds are recognized in Net gain (loss) from investments on the accompanying Consolidated Statements of Operations.
The funds had a fair value of $6,772 and $6,366 at June 30, 2023 and December 31, 2022, respectively. The Company recognized unrealized gains of $235 and unrealized losses of $1,270 during the three months ended June 30, 2023 and 2022, respectively, from the change in fair value of the funds. The Company recognized unrealized gains of $406 and unrealized losses of $916 during the six months ended June 30, 2023 and 2022, respectively, from the change in fair value of the funds.
Securities Owned
The Company’s broker-dealer subsidiary, SIDCO, has investments in U.S. government agency securities with maturity dates less than one year. These investments are reflected as Securities owned on the accompanying Consolidated Balance Sheets. Due to specialized accounting practices applicable to investments by broker-dealers, the securities are reported at fair value and changes in fair value are recorded in current period earnings. The securities had a fair value of $31,040 and $32,148 at June 30, 2023 and December 31, 2022, respectively. There were no material net gains or losses related to the securities during the three and six months ended June 30, 2023 and 2022.

Note 6.    Line of Credit
The Company has a five-year $325,000 Credit Agreement (the Credit Facility) with Wells Fargo Bank, N.A., and a syndicate of other lenders. The Credit Facility is scheduled to expire in April 2026, at which time any aggregate principal amount of loans outstanding becomes payable in full. Any borrowings made under the Credit Facility will accrue interest at rates that, at the Company's option, are based on a base rate (the Base Rate) plus a premium that can range from 0.25% to 1.00% or the Adjusted Term Secured Overnight Financing Rate (SOFR) plus a premium that can range from 1.25% to 2.00% depending on the Company’s Leverage Ratio (a ratio of consolidated indebtedness to consolidated EBITDA for the four preceding fiscal quarters, all as defined in the related agreement). The Base Rate is defined as the highest of a) the Prime Rate, b) the Federal Funds Rate plus 0.50% and c) the Adjusted Term SOFR for a one-month tenor in effect on such day plus 1.00%.
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
The Company was in compliance with all covenants of the Credit Facility during the six months ended June 30, 2023.
As of July 13, 2023, the Company had outstanding letters of credit of $4,866 under the Credit Facility. These letters of credit were issued primarily for the expansion of the Company's headquarters and are scheduled to expire during 2023. The amount of the Credit Facility that is available for general corporate purposes as of July 13, 2023 was $320,134.

Note 7.    Shareholders’ Equity
Stock-Based Compensation
The Company has only non-qualified stock options and restricted stock units outstanding under its equity compensation plans. The Company recognized stock-based compensation expense in its Consolidated Financial Statements in the three and six months ended June 30, 2023 and 2022, respectively, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock-based compensation expense	$7,405	$10,007	$15,479	$20,573
Less: Deferred tax benefit	(1,347)	(1,839)	(2,839)	(3,934)
Stock-based compensation expense, net of tax	$6,058	$8,168	$12,640	$16,639
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
The Company revised its estimate of when some vesting targets are expected to be achieved. This change in management's estimate resulted in a decrease of $2,776 in stock-based compensation expense during the six months ended June 30, 2023.
As of June 30, 2023, there was approximately $99,899 of unrecognized compensation cost remaining related to unvested employee stock options and restricted stock units that management expects will vest and is being amortized.
The Company issues new common shares associated with the exercise of stock options. The total intrinsic value of options exercised during the six months ended June 30, 2023 was $10,019. The total options exercisable as of June 30, 2023 had an intrinsic value of $67,512. The total intrinsic value for options exercisable is calculated as the difference between the market value of the Company’s common stock as of June 30, 2023 and the weighted average exercise price of the options. The market value of the Company’s common stock as of June 30, 2023 was $59.62 as reported by the Nasdaq Stock Market, LLC. The weighted average exercise price of the options exercisable as of June 30, 2023 was $53.17. Total options that were outstanding as of June 30, 2023 were 17,509,000. Total options that were exercisable as of June 30, 2023 were 8,325,000.
Common Stock Buyback
The Company’s Board of Directors, under multiple authorizations, has authorized the repurchase of common stock on the open market or through private transactions. The Company purchased 2,651,000 shares at a total cost of $155,869 during the six months ended June 30, 2023, which reduced the total shares outstanding of common stock. The cost of stock purchases during the period includes the cost of excise taxes applicable to stock repurchases and certain transactions that settled in the following quarter. On April 18, 2023, the Company's Board of Directors approved an increase in the stock repurchase program by an additional $250,000. As of June 30, 2023, the Company had approximately $186,983,274 of authorization remaining for the purchase of common stock under the program.
The Company immediately retires its common stock when purchased. Upon retirement, the Company reduces Capital in excess of par value for the average capital per share outstanding and the remainder is charged against Retained earnings. If the Company reduces its Retained earnings to zero, any subsequent purchases of common stock will be charged entirely to Capital in excess of par value.
Cash Dividend
On May 31, 2023, the Board of Directors declared a cash dividend of $0.43 per share on the Company's common stock, which was paid on June 21, 2023, to shareholders of record on June 12, 2023. Cash dividends declared during the six months ended June 30, 2023 and 2022 were $57,177 and $54,378, respectively.

Note 8.    Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss, net of tax, are as follows:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Investments	Accumulated Other Comprehensive Loss
Balance, January 1, 2023	$(39,673)	$(9,294)	$(48,967)

Other comprehensive income before reclassifications	8,751	144	8,895
Amounts reclassified from accumulated other comprehensive loss	—	93	93
Net current-period other comprehensive income	8,751	237	8,988

Balance, June 30, 2023	$(30,922)	$(9,057)	$(39,979)

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
The information in the following tables is derived from internal financial reporting used for corporate management purposes. There are no inter-segment revenues for the three and six months ended June 30, 2023 and 2022. Assets are not allocated to segments for internal reporting purposes. The accounting policies of the reportable business segments are the same as those described in Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
The following tables highlight certain financial information about each of the business segments for the three months ended June 30, 2023 and 2022:

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Three Months Ended June 30, 2023
Revenues	$134,099	$109,580	$75,145	$165,339	$4,894	$489,057
Expenses	116,061	64,178	45,516	107,761	10,571	344,087
Operating profit (loss)	$18,038	$45,402	$29,629	$57,578	$(5,677)	$144,970

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Three Months Ended June 30, 2022
Revenues	$124,184	$113,194	$83,483	$155,926	$4,883	$481,670
Expenses	121,060	63,375	43,925	100,807	12,844	342,011
Operating profit (loss)	$3,124	$49,819	$39,558	$55,119	$(7,961)	$139,659

A reconciliation of the total operating profit reported for the business segments to income from operations in the Consolidated Statements of Operations for the three months ended June 30, 2023 and 2022 is as follows:

	2023	2022
Total operating profit from segments	$144,970	$139,659
Corporate overhead expenses	(32,369)	(23,799)
Income from operations	$112,601	$115,860
The following tables provide additional information for the three months ended June 30, 2023 and 2022 pertaining to the business segments:

	Capital Expenditures (1)		Depreciation
	2023	2022	2023	2022
Private Banks	$8,001	$8,541	$5,450	$5,554
Investment Advisors	3,615	3,423	549	469
Institutional Investors	457	1,028	303	285
Investment Managers	2,592	4,113	2,210	1,755
Investments in New Businesses	202	208	63	44
Total from business segments	$14,867	$17,313	$8,575	$8,107
Corporate overhead	362	445	206	179
	$15,229	$17,758	$8,781	$8,286
(1) Capital expenditures include additions to property and equipment and capitalized software.

	Amortization
	2023	2022
Private Banks	$4,718	$8,261
Investment Advisors	1,945	3,158
Institutional Investors	1,829	2,257
Investment Managers	929	2,577
Investments in New Businesses	144	185
Total from business segments	$9,565	$16,438
Corporate overhead	65	70
	$9,630	$16,508

The following tables highlight certain financial information about each of business segment for the six months ended June 30, 2023 and 2022:

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Six Months Ended June 30, 2023
Revenues	$256,702	$216,118	$149,435	$326,025	$9,896	$958,176
Expenses	230,337	127,724	86,384	213,627	22,215	680,287
Operating profit (loss)	$26,365	$88,394	$63,051	$112,398	$(12,319)	$277,889

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Six Months Ended June 30, 2022
Revenues	$337,732	$232,424	$170,322	$312,827	$9,808	$1,063,113
Expenses	243,015	127,895	89,283	199,644	24,794	684,631
Operating profit (loss)	$94,717	$104,529	$81,039	$113,183	$(14,986)	$378,482
A reconciliation of the total operating profit reported for the business segments to income from operations in the Consolidated Statements of Operations for the six months ended June 30, 2023 and 2022:

	2023	2022
Total operating profit from segments	$277,889	$378,482
Corporate overhead expenses	(63,521)	(47,823)
Income from operations	$214,368	$330,659
The following tables provide additional information for the six months ended June 30, 2023 and 2022:

	Capital Expenditures (2)		Depreciation
	2023	2022	2023	2022
Private Banks	$17,072	$15,763	$10,804	$10,660
Investment Advisors	7,954	6,450	1,017	925
Institutional Investors	1,105	1,977	585	574
Investment Managers	7,198	8,137	4,365	3,775
Investments in New Businesses	544	413	131	88
Total from business segments	$33,873	$32,740	$16,902	$16,022
Corporate Overhead	977	890	410	362
	$34,850	$33,630	$17,312	$16,384
(2) Capital expenditures include additions to property and equipment and capitalized software.

	Amortization
	2023	2022
Private Banks	$9,364	$16,800
Investment Advisors	3,763	6,391
Institutional Investors	3,653	4,540
Investment Managers	1,856	5,153
Investments in New Businesses	289	370
Total from business segments	$18,925	$33,254
Corporate Overhead	129	141
	$19,054	$33,395

Note 10.    Income Taxes
The gross liability for unrecognized tax benefits at June 30, 2023 and December 31, 2022 was $16,741 and $15,204, respectively, exclusive of interest and penalties, of which $16,197 and $14,431 would affect the effective tax rate if the Company were to recognize the tax benefit.
The Company classifies interest and penalties on unrecognized tax benefits as income tax expense. As of June 30, 2023 and December 31, 2022, the combined amount of accrued interest and penalties related to tax positions taken on tax returns was $1,630 and $1,118, respectively.

	June 30, 2023	December 31, 2022
Gross liability for unrecognized tax benefits, exclusive of interest and penalties	$16,741	$15,204
Interest and penalties on unrecognized benefits	1,630	1,118
Total gross uncertain tax positions	$18,371	$16,322
Amount included in Current liabilities	$4,168	$4,065
Amount included in Other long-term liabilities	14,203	12,257
	$18,371	$16,322
The effective income tax rate for the three and six months ended June 30, 2023 and 2022 differs from the federal income tax statutory rate due to the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Statutory rate	21.0%	21.0%	21.0%	21.0%
State taxes, net of federal tax benefit	2.8	2.8	2.8	2.8
Foreign tax expense and tax rate differential	(0.2)	(0.1)	(0.2)	(0.1)
Tax benefit from stock option exercises	(0.1)	(0.3)	(0.2)	(0.3)
Other, net	(0.1)	(0.3)	0.1	(0.3)
	23.4%	23.1%	23.5%	23.1%
The increase in the Company's effective tax rate for the three and six months ended June 30, 2023 was primarily due to decreased tax benefits related to the lower volume of stock option exercises and a decrease in credits associated with research and development as compared to the prior year period.
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
The Company estimates it will recognize $4,168 of gross unrecognized tax benefits. This amount is expected to be paid within one year or to be removed at the expiration of the statute of limitations and resolution of income tax audits and is netted against the current payable account. These unrecognized tax benefits are related to tax positions taken on certain federal, state, and foreign tax returns. However, the timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. While it is reasonably possible that some issues under examination could be resolved in the next twelve months, based upon the current facts and circumstances, the Company cannot reasonably estimate the timing of such resolution or the total range of potential changes as it relates to the current unrecognized tax benefits that are recorded as part of the Company’s financial statements.

Note 11.    Commitments and Contingencies
In the ordinary course of business, the Company from time to time enters into contracts containing indemnification obligations of the Company. These obligations may require the Company to make payments to another party upon the occurrence of certain events including the failure by the Company to meet its performance obligations under the contract. These contractual indemnification provisions are often standard contractual terms of the nature customarily found in the type of contracts entered into by the Company. In many cases, there are no stated or notional amounts included in the indemnification provisions. The amounts recognized as of June 30, 2023 on the Consolidated Balance Sheet related to these indemnifications are not material. There are no amounts recognized on the Consolidated Balance Sheet as of December 31, 2022 related to these indemnifications.
Legal Proceedings
The Company is a party to various disputes, actions and claims that the Company does not believe are material. The Company believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or the manner in which the Company conducts its business. Currently, the Company does not believe the amount of losses, if any, associated with these matters can be estimated. While the Company does not believe that the amount of such losses will, when liquidated or estimable, be material to its financial position, the assumptions upon which these beliefs are based may be incorrect and, if so, any such loss could have a material adverse effect on the Company's results of operations or the manner in which the Company conducts its business in the period(s) during which the underlying matters are resolved.

Note 12.    Goodwill and Intangible Assets
The changes in the carrying amount of the Company's goodwill by segment are as follows:

	Institutional Investors	Investment Managers	Investments in New Businesses	Total

Balance, December 31, 2022	$47,108	$56,992	$11,499	$115,599
Foreign currency translation adjustments	—	3	—	3
Balance, June 30, 2023	$47,108	$56,995	$11,499	$115,602
In April 2018, the Company acquired all ownership interests of Huntington Steele, LLC (Huntington Steele). The total purchase price for Huntington Steele included a contingent purchase price payable to the sellers which is determined at various intervals occurring between 2019 and 2023. The Company made payments of $904 and $868 during the six months ended June 30, 2023 and 2022, respectively, to the sellers. As of June 30, 2023, the remaining amount of the contingent consideration of $8,177 is included in Accrued liabilities on the accompanying Balance Sheet. During July 2023, the Company exercised its option to settle the contingent consideration and made payments totaling $7,985 to the sellers.
The Company recognized $6,113 and $6,496 of amortization expense related to acquired intangible assets during the six months ended June 30, 2023 and 2022, respectively.

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

Disaggregation of Revenue
The following tables provide additional information pertaining to our revenues disaggregated by major product line and primary geographic market based on the location of the use of the products or services for each of the business segments for the three months ended June 30, 2023 and 2022:

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
Major Product Lines:	For the Three Months Ended June 30, 2023
Investment management fees from pooled investment products	$32,092	$61,103	$13,154	$104	$352	$106,805
Investment management fees from investment management agreements	824	43,159	56,627	—	4,025	104,635
Investment operations fees	337	—	—	152,713	—	153,050
Investment processing fees - PaaS	56,713	2,296	280	75	20	59,384
Investment processing fees - SaaS	28,581	—	2,790	4,296	—	35,667
Professional services fees (1)	14,589	—	—	730	—	15,319
Account fees and other	963	3,022	2,294	7,421	497	14,197
Total revenues	$134,099	$109,580	$75,145	$165,339	$4,894	$489,057

Primary Geographic Markets:
United States	$91,282	$109,580	$63,123	$150,533	$4,894	$419,412
United Kingdom	27,984	—	8,684	—	—	36,668
Canada	10,148	—	1,447	—	—	11,595
Ireland	4,685	—	1,891	8,978	—	15,554
Luxembourg	—	—	—	5,828	—	5,828
Total revenues	$134,099	$109,580	$75,145	$165,339	$4,894	$489,057
(1) Professional services fees of the Private Banks segment includes a one-time early contractual buyout fee of $10,457 recorded during the three months ended June 30, 2023 from an investment processing client acquired by an existing client.

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
Major Product Lines:	For the Three Months Ended June 30, 2022
Investment management fees from pooled investment products	$31,993	$67,490	$15,700	$123	$402	$115,708
Investment management fees from investment management agreements	616	40,398	63,212	—	4,073	108,299
Investment operations fees	344	—	—	144,742	—	145,086
Investment processing fees - PaaS	56,378	—	—	—	—	56,378
Investment processing fees - SaaS	29,845	—	3,021	3,911	—	36,777
Professional services fees	4,096	—	—	635	—	4,731
Account fees and other	912	5,306	1,550	6,515	408	14,691
Total revenues	$124,184	$113,194	$83,483	$155,926	$4,883	$481,670

Primary Geographic Markets:
United States	$96,115	$113,194	$68,702	$142,350	$4,883	$425,244
United Kingdom	13,036	—	11,283	—	—	24,319
Canada	11,023	—	1,424	—	—	12,447
Ireland	4,010	—	1,963	9,416	—	15,389
Luxembourg	—		—	4,160		4,160
Other	—	—	111	—	—	111
Total revenues	$124,184	$113,194	$83,483	$155,926	$4,883	$481,670
The following tables provide additional information pertaining to our revenues disaggregated by major product line and primary geographic market based on the location of the use of the products or services for each of the Company’s business segments for the six months ended June 30, 2023 and 2022:

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
Major Product Lines:	For the Six Months Ended June 30, 2023
Investment management fees from pooled investment products	$64,313	$121,708	$24,437	$230	$690	$211,378
Investment management fees from investment management agreements	1,310	83,825	115,562	—	8,242	208,939
Investment operations fees	683	—	—	299,907	—	300,590
Investment processing fees - PaaS	114,298	2,296	280	75	20	116,969
Investment processing fees - SaaS	55,398	—	5,441	8,417	—	69,256
Professional services fees (2)	18,675	—	—	2,244	—	20,919
Account fees and other	2,025	8,289	3,715	15,152	944	30,125
Total revenues	$256,702	$216,118	$149,435	$326,025	$9,896	$958,176

Primary Geographic Markets:
United States	$171,452	$216,118	$125,341	$296,805	$9,896	$819,612
United Kingdom	55,830	—	17,779	—	—	73,609
Canada	20,238	—	2,816	—	—	23,054
Ireland	9,182	—	3,499	18,003	—	30,684
Luxembourg	—	—	—	11,217	—	11,217
Total revenues	$256,702	$216,118	$149,435	$326,025	$9,896	$958,176

(2) Professional services fees of the Private Banks segment includes a one-time early contractual buyout fee of $10,457 recorded during during the three months ended June 30, 2023 from an investment processing client acquired by an existing client.

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
Major Product Lines:	For the Six Months Ended June 30, 2022
Investment management fees from pooled investment products	$65,111	$139,483	$29,566	$207	$769	$235,136
Investment management fees from investment management agreements	871	82,406	131,672	—	8,199	223,148
Investment operations fees	704	—	—	290,121	—	290,825
Investment processing fees - PaaS	112,833	—	—	—	—	112,833
Investment processing fees - SaaS	59,404	—	6,131	7,569	—	73,104
Professional services fees (3)	96,825	—	—	1,024	—	97,849
Account fees and other	1,984	10,535	2,953	13,906	840	30,218
Total revenues	$337,732	$232,424	$170,322	$312,827	$9,808	$1,063,113

Primary Geographic Markets:
United States	$177,001	$232,424	$139,265	$286,375	$9,808	$844,873
United Kingdom	129,699	—	24,032	—	—	153,731
Canada	22,823	—	2,666	—	—	25,489
Ireland	8,209	—	4,130	19,238	—	31,577
Luxembourg	—		—	7,214		7,214
Other	—	—	229	—	—	229
Total revenues	$337,732	$232,424	$170,322	$312,827	$9,808	$1,063,113
(3) Professional services fees of the Private Banks segment includes one-time early termination fees of $88,000 related to a contractual agreement with a significant client of the Company. In accordance with Accounting Standards Codification 606, the entire amount of the fees received were recorded during the three months ended March 31, 2022 as there were no future performance obligations of the Company related to the agreement upon termination.
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
Professional services fees - Revenues associated with the business services migration for investment processing clients of the Private Banks segment and investment operations clients of the Investment Managers segment. In addition, Professional services include other services such as business transformation consulting. Typically fees are stated as a contractual fixed fee. The client is billed directly and fees are collected according to the terms of the agreement.
Account fees and other - Revenues associated with custody account servicing, account terminations, reimbursements received for out-of-pocket expenses, and other fees for the provision of ancillary services.

Note 14.    Subsequent Events
On July 13, 2023, the Company announced that SEI Investments (Europe) Limited (SIEL), its wholly-owned operating subsidiary in the United Kingdom, has entered into an option agreement to acquire the outstanding equity of XPS Pensions (Nexus) Limited, principal employer and scheme funder of the National Pensions Trust (NPT), from its parent company, XPS Pensions Group PLC (XPS).
The total cash consideration payable to XPS for Nexus is up to £42,500, comprised of a £35,000 initial consideration paid at closing and deferred consideration of up to £7,500 that may be earned over two years after the closing, subject to the achievement of certain post-closing performance measurements. The transaction is expected to close before year end, subject to applicable regulatory approval and other customary closing conditions.

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

Overview
Consolidated Summary
SEI delivers technology and investment solutions that connect the financial services industry. With capabilities across investment processing, operations, and asset management, SEI works with corporations, financial institutions and professionals, and ultra-high-net-worth families to help drive growth, make confident decisions, and protect futures. Investment processing fees are earned as either monthly fees for contracted services or as a percentage of the market value of our clients' assets processed on our platforms. Investment operations and investment management fees are earned as a percentage of assets under management, administration or advised assets. As of June 30, 2023, through our subsidiaries and partnerships in which we have a significant interest, we manage, advise or administer $1.3 trillion in hedge, private equity, mutual fund and pooled or separately managed assets.
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022 were:

	Three Months Ended June 30,		Percent Change*	Six Months Ended June 30,		Percent Change*
	2023	2022		2023	2022
Revenues	$489,057	$481,670	2%	$958,176	$1,063,113	(10)%
Expenses	376,456	365,810	3%	743,808	732,454	2%
Income from operations	112,601	115,860	(3)%	214,368	330,659	(35)%
Net gain (loss) from investments	515	(2,620)	NM	1,259	(3,109)	NM
Interest income, net of interest expense	9,411	1,642	473%	18,048	2,240	706%
Equity in earnings from unconsolidated affiliate	32,711	29,813	10%	61,590	62,272	(1)%
Income before income taxes	155,238	144,695	7%	295,265	392,062	(25)%
Income taxes	36,387	33,419	9%	69,399	90,478	(23)%
Net income	118,851	111,276	7%	225,866	301,584	(25)%
Diluted earnings per common share	$0.89	$0.81	10%	$1.68	$2.17	(23)%
* Variances noted "NM" indicate the percent change is not meaningful.
The following items had a significant impact on our financial results for the three and six months ended June 30, 2023 and 2022:
•Revenue from Information processing and software servicing fees decreased in the first six months of 2023 primarily from one-time early termination fees of $88.0 million from a significant client of the Private Banks segment recorded during the first quarter 2022. A one-time early contractual buyout fee of $10.5 million recorded during second-quarter 2023 from an investment processing client of the Private Banks segment acquired by an existing client partially offset the decline in revenues.
•Revenue from Asset management, administration and distribution fees decreased in the first six months of 2023 primarily from lower assets under management in equity and fixed income programs from market depreciation during 2022 and negative cash flows from SEI fund programs due to client losses in the Investment Advisors and Institutional Investors segments. The improvement in market conditions and positive cash flows into separately managed account programs and Strategist programs of the Investment Advisors segment during 2023 partially offset the decline in revenues. Average assets under management in equity and fixed income programs, excluding LSV, decreased $17.4 billion, or 9%, to $168.4 billion in the first six months of 2023 as compared to $185.8 billion during the first six months of 2022.
•Revenue from Asset management, administration and distribution fees increased from existing alternative investment clients of the Investment Managers segment due to new products and additional services. The decrease in average assets under administration reflect a loss of a significant client in 2022 which was not charged asset-based fees.
•Earnings from LSV decreased to $61.6 million in the first six months of 2023 as compared to $62.3 million in the first six months of 2022 due to a lower level of assets under management by LSV from negative cash flows from existing clients, client losses and market depreciation during 2022. Higher performance fees and market appreciation during second quarter 2023 partially offset the decline in earnings from LSV.
•Operating expenses increased from higher personnel costs due to business growth primarily in our Investment Managers segment and competitive labor markets. Operational expenses also increased due to personnel costs and investments in compliance infrastructure to meet new regulatory requirements. The increase was partially offset by lower direct costs related to asset management revenues and lower amortization expense.
•Capitalized software development costs were $18.0 million in the first six months of 2023, of which $9.4 million was for continued enhancements to SWP. We also capitalized $8.6 million of software development costs in the first six months of 2023 for a new platform for the Investment Managers segment.
•Amortization expense related to SWP was $12.5 million in the first six months of 2023 as compared to $23.9 million in the first six months of 2022. The decline in amortization expense was due to the amortization period of the initial development costs related to SWP which ended in second-quarter 2022.
•Interest and dividend income was $18.3 million in the first six months of 2023 as compared to $2.7 million in the first six months of 2022. The increase in interest and dividend income was due to an overall increase in interest rates.
•We continued the stock repurchase program during 2023 and purchased 2.7 million shares for $155.9 million in the six month period.
•On July 13, 2023, our wholly-owned operating subsidiary in the United Kingdom entered into an option agreement to acquire XPS Pensions (Nexus) Limited, principal employer and scheme funder of the National Pensions Trust (NPT). The total cash consideration payable for Nexus is up to £42.5 million, comprised of a £35.0 million initial consideration paid at closing and deferred consideration of up to £7.5 million that may be earned over two years after the closing, subject to the achievement of certain post-closing performance measurements. The transaction is expected to close before year end, subject to applicable regulatory approval (See Note 14 to the Notes to Consolidated Financial Statements).

Ending Asset Balances
(In millions)

	As of June 30,		Percent Change
	2023	2022
Private Banks:
Equity and fixed-income programs	$24,091	$22,277	8%
Collective trust fund programs	7	7	—%
Liquidity funds	3,433	3,666	(6)%
Total assets under management	$27,531	$25,950	6%
Client assets under administration	4,154	3,923	6%
Total assets	$31,685	$29,873	6%
Investment Advisors:
Equity and fixed-income programs	$69,439	$65,783	6%
Liquidity funds	4,968	8,292	(40)%
Total Platform assets under management	$74,407	$74,075	—%
Platform-only assets	16,103	12,642	27%
Total Platform assets	$90,510	$86,717	4%
Institutional Investors:
Equity and fixed-income programs	$75,854	$75,506	—%
Collective trust fund programs	4	5	(20)%
Liquidity funds	1,353	1,654	(18)%
Total assets under management	$77,211	$77,165	—%
Client assets under advisement	4,368	4,218	4%
Total assets	$81,579	$81,383	—%
Investment Managers:
Collective trust fund programs (A)	$149,779	$142,035	5%
Liquidity funds	249	271	(8)%
Total assets under management	$150,028	$142,306	5%
Client assets under administration	873,570	885,096	(1)%
Total assets	$1,023,598	$1,027,402	—%
Investments in New Businesses:
Equity and fixed-income programs	$2,104	$1,903	11%
Liquidity funds	217	242	(10)%
Total assets under management	$2,321	$2,145	8%
Client assets under advisement	1,098	1,076	2%
Total assets	$3,419	$3,221	6%
LSV:
Equity and fixed-income programs (B)	$86,469	$81,940	6%

Total:
Equity and fixed-income programs (C)	$257,957	$247,409	4%
Collective trust fund programs	149,790	142,047	5%
Liquidity funds	10,220	14,125	(28)%
Total assets under management	$417,967	$403,581	4%
Client assets under advisement	5,466	5,294	3%
Client assets under administration (D)	877,724	889,019	(1)%
Platform-only assets	16,103	12,642	27%
Total assets	$1,317,260	$1,310,536	1%
(A)Collective trust fund program assets are included in assets under management since SEI is the trustee. Fees earned on this product are less than fees earned on customized asset management programs.
(B)    Equity and fixed-income programs include $2.0 billion of assets managed by LSV in which fees are based solely on performance and are not calculated as an asset-based fee (as of June 30, 2023).
(C)    Equity and fixed-income programs include $6.2 billion of assets invested in various asset allocation funds at June 30, 2023.
(D)    In addition to the assets presented, SEI also administers an additional $11.7 billion in Funds of Funds assets on which SEI does not earn an administration fee (as of June 30, 2023).

Average Asset Balances
(In millions)

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2023	2022		2023	2022
Private Banks:
Equity and fixed-income programs	$23,748	$23,713	—%	$23,662	$24,675	(4)%
Collective trust fund programs	7	7	—%	7	7	—%
Liquidity funds	3,500	3,795	(8)%	3,377	4,099	(18)%
Total assets under management	$27,255	$27,515	(1)%	$27,046	$28,781	(6)%
Client assets under administration	4,282	4,163	3%	4,299	4,332	(1)%
Total assets	$31,537	$31,678	—%	$31,345	$33,113	(5)%
Investment Advisors:
Equity and fixed-income programs	$68,371	$70,436	(3)%	$67,975	$74,006	(8)%
Liquidity funds	4,808	7,070	(32)%	4,902	6,111	(20)%
Total Platform assets under management	$73,179	$77,506	(6)%	$72,877	$80,117	(9)%
Platform-only assets	15,548	13,142	18%	15,180	13,560	12%
Total Platform assets	$88,727	$90,648	(2)%	$88,057	$93,677	(6)%
Institutional Investors:
Equity and fixed-income programs	$74,865	$80,971	(8)%	$74,759	$85,111	(12)%
Collective trust fund programs	4	5	(20)%	5	5	—%
Liquidity funds	1,537	2,097	(27)%	1,626	2,160	(25)%
Total assets under management	$76,406	$83,073	(8)%	$76,390	$87,276	(12)%
Client assets under advisement	4,583	3,987	15%	4,507	4,438	2%
Total assets	$80,989	$87,060	(7)%	$80,897	$91,714	(12)%
Investment Managers:
Collective trust fund programs (A)	$147,543	$131,435	12%	$146,229	$109,034	34%
Liquidity funds	286	285	—%	302	359	(16)%
Total assets under management	$147,829	$131,720	12%	$146,531	$109,393	34%
Client assets under administration	859,296	893,361	(4)%	847,853	891,108	(5)%
Total assets	$1,007,125	$1,025,081	(2)%	$994,384	$1,000,501	(1)%
Investments in New Businesses:
Equity and fixed-income programs	$2,057	$2,016	2%	$2,024	$2,021	—%
Liquidity funds	199	262	(24)%	206	274	(25)%
Total assets under management	$2,256	$2,278	(1)%	$2,230	$2,295	(3)%
Client assets under advisement	1,075	1,165	(8)%	1,087	1,281	(15)%
Total assets	$3,331	$3,443	(3)%	$3,317	$3,576	(7)%
LSV:
Equity and fixed-income programs (B)	$84,492	$87,818	(4)%	$85,740	$92,134	(7)%

Total:
Equity and fixed-income programs (C)	$253,533	$264,954	(4)%	$254,160	$277,947	(9)%
Collective trust fund programs	147,554	131,447	12%	146,241	109,046	34%
Liquidity funds	10,330	13,509	(24)%	10,413	13,003	(20)%
Total assets under management	$411,417	$409,910	—%	$410,814	$399,996	3%
Client assets under advisement	5,658	5,152	10%	5,594	5,719	(2)%
Client assets under administration (D)	863,578	897,524	(4)%	852,152	895,440	(5)%
Platform-only assets	15,548	13,142	18%	15,180	13,560	12%
Total assets	$1,296,201	$1,325,728	(2)%	$1,283,740	$1,314,715	(2)%
(A)    Collective trust fund program average assets are included in assets under management since SEI is the trustee. Fees earned on this product are less than fees earned on customized asset management programs.
(B)    Equity and fixed-income programs include assets managed by LSV in which fees are based solely on performance and are not calculated as an asset-based fee. The average value of these assets for the three months ended June 30, 2023 was $2.0 billion.
(C)    Equity and fixed-income programs include $6.3 billion of average assets invested in various asset allocation funds for the three months ended June 30, 2023.
(D)    In addition to the assets presented, SEI also administers an additional $11.9 billion of average assets in Funds of Funds assets for the three months ended June 30, 2023 on which SEI does not earn an administration fee.

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

Business Segments
Revenues, Expenses and Operating Profit (Loss) for our business segments for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 were as follows:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2023	2022		2023	2022
Private Banks:
Revenues	$134,099	$124,184	8%	$256,702	$337,732	(24)%
Expenses	116,061	121,060	(4)%	230,337	243,015	(5)%
Operating Profit	$18,038	$3,124	NM	$26,365	$94,717	(72)%
Operating Margin	13%	3%		10%	28%
Investment Advisors:
Revenues	$109,580	$113,194	(3)%	$216,118	$232,424	(7)%
Expenses	64,178	63,375	1%	127,724	127,895	—%
Operating Profit	$45,402	$49,819	(9)%	$88,394	$104,529	(15)%
Operating Margin	41%	44%		41%	45%
Institutional Investors:
Revenues	$75,145	$83,483	(10)%	$149,435	$170,322	(12)%
Expenses	45,516	43,925	4%	86,384	89,283	(3)%
Operating Profit	$29,629	$39,558	(25)%	$63,051	$81,039	(22)%
Operating Margin	39%	47%		42%	48%
Investment Managers:
Revenues	$165,339	$155,926	6%	$326,025	$312,827	4%
Expenses	107,761	100,807	7%	213,627	199,644	7%
Operating Profit	$57,578	$55,119	4%	$112,398	$113,183	(1)%
Operating Margin	35%	35%		34%	36%
Investments in New Businesses:
Revenues	$4,894	$4,883	—%	$9,896	$9,808	1%
Expenses	10,571	12,844	(18)%	22,215	24,794	(10)%
Operating Loss	$(5,677)	$(7,961)	NM	$(12,319)	$(14,986)	NM
For additional information pertaining to our business segments, see Note 9 to the Consolidated Financial Statements.

Private Banks

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2023	2022		2023	2022
Revenues:
Information processing and software servicing fees	$100,602	$93,203	8%	$190,580	$274,240	(31)%
Asset management, administration & distribution fees	33,497	30,981	8%	66,122	63,492	4%
Total revenues	$134,099	$124,184	8%	$256,702	$337,732	(24)%
Revenues increased $9.9 million, or 8%, in the three month period ended June 30, 2023 and were primarily affected by:
•One-time early termination fees of $10.5 million from an investment processing client;
•Increased investment processing fees from new client conversions; and
•Increased revenues from U.K. clients impacted by increased interest rates; partially offset by
•The negative impact from foreign currency exchange rate fluctuations between the U.S. dollar and the British pound on our foreign operations;
•A negative adjustment to fees from an investment processing client which reduced their business processed through divestment; and
•Lower investment processing fees from the recontacting of existing clients.
Revenues decreased $81.0 million, or 24%, in the six month period ended June 30, 2023 and were primarily affected by:
•One-time early termination fees of $88.0 million from a significant investment processing client recorded during the first quarter 2022;
•The negative impact from foreign currency exchange rate fluctuations between the U.S. dollar and the British pound on our foreign operations;
•A negative adjustment to fees from an investment processing client which reduced their business processed through divestment; and
•Lower investment processing fees from the recontacting of existing clients; partially offset by
•Increased investment processing fees from new client conversions;
•Increased revenues from U.K. clients impacted by increased interest rates; and
•One-time early termination fees of $10.5 million from an investment processing client recorded in second quarter 2023.
Operating margins increased to 13% compared to 3% in the three month period. Operating income increased by $14.9 million in the three month period and was primarily affected by:
•An increase in revenues; and
•Decreased amortization expense related to SWP; partially offset by
•Increased personnel costs due to competitive labor markets; and
•Increased costs, mainly personnel costs, primarily related to maintenance, support and client migrations to SWP.
Operating margins decreased to 10% compared to 28% in the six month period. Operating income decreased by $68.4 million, or 72%, in the six month period and was primarily affected by:
•A decrease in revenues;
•Increased personnel costs due to competitive labor markets; and
•Increased costs, mainly personnel costs, primarily related to maintenance, support and client migrations to SWP; partially offset by
•Decreased amortization expense related to SWP; and
•Decreased amortization expense related to deferred sales commissions.

Investment Advisors

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2023	2022		2023	2022
Revenues:
Investment management fees-SEI fund programs	$61,103	$67,490	(9)%	$121,708	$139,483	(13)%
Separately managed account fees	43,159	40,398	7%	83,825	82,406	2%
Other fees	5,318	5,306	—%	10,585	10,535	—%
Total revenues	$109,580	$113,194	(3)%	$216,118	$232,424	(7)%
Revenues decreased $3.6 million, or 3%, in the three month period and decreased $16.3 million, or 7%, in the six month period ended June 30, 2023 and were primarily affected by:
•Decreased investment management fees from SEI fund programs resulting from market depreciation and client losses during 2022 along with a continued shift out of SEI fund programs into separately managed accounts; partially offset by
•Increased fees from separately managed account programs and Strategist programs from positive cash flows.
Operating margin decreased to 41% compared to 44% in the three month period and decreased to 41% compared to 45% in the six month period. Operating income decreased $4.4 million, or 9%, in the three month period and decreased $16.1 million, or 15%, in the six month period and was primarily affected by:
•A decrease in revenues;
•Increased personnel costs; and
•Increased direct expenses associated with investment management fees; partially offset by
•Decreased direct expenses related to a significant client loss during the third quarter 2022;
•Decreased amortization expense related to SWP; and
•Decreased non-capitalized consulting costs.
Institutional Investors
Revenues decreased $8.3 million, or 10%, in the three month period and decreased $20.9 million, or 12%, in the six month period ended June 30, 2023 and were primarily affected by:
•Decreased investment management fees from defined benefit client losses and market depreciation during 2022.
Operating margin decreased to 39% compared to 47% in the three month period and decreased to 42% compared to 48% in the six month period. Operating income decreased $9.9 million, or 25%, in the three month period and decreased $18.0 million, or 22%, in the six month period and was primarily affected by:
•A decrease in revenues;
•A one-time operational charge of $4.5 million related to a client reimbursement; partially offset by
•Decreased direct expenses associated with investment management fees; and
•Decreased professional fees.
Investment Managers
Revenues increased $9.4 million, or 6%, in the three month period and increased $13.2 million, or 4%, in the six month period ended June 30, 2023 and were primarily affected by:
•Increased revenues from new products launched and additional services provided to our largest alternative fund clients; and
•Positive cash flows into alternative and traditional funds from new and existing clients; partially offset by
•Client losses, fund closures and the impact of market depreciation during 2022 to revenue from traditional fund clients.

Operating margin remained at 35% in the three month period and decreased to 34% compared to 36% in the six month period. Operating income increased $2.5 million, or 4%, in the three month period and decreased $800 thousand, or 1%, in the six month period and was primarily affected by:
•Increased personnel costs due to competitive labor markets; and
•Increased costs associated with new business, primarily personnel expenses and third-party vendor costs; partially offset by
•An increase in revenues; and
•Decreased non-capitalized investment spending, mainly consulting costs.

Other
Corporate overhead expenses
Corporate overhead expenses primarily consist of general and administrative expenses and other costs not directly attributable to a reportable business segment. Corporate overhead expenses were $32.4 million and $23.8 million in the three months ended June 30, 2023 and 2022, respectively, and $63.5 million and $47.8 million in the six months ended June 30, 2023 and 2022, respectively. The increase in corporate overhead expenses in the three and six month periods is primarily due to non-recurring consulting costs related to corporate strategic planning, target market review and other corporate analysis projects as well investments in upgrading and enhancing various technologies utilized by corporate overhead units. Additionally, personnel costs increased primarily to enhance and further build our compliance infrastructure, strategic development initiatives and the impact of inflation on wages.
Other income and expense
Other income and expense items on the accompanying Consolidated Statements of Operations consist of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net gain (loss) from investments	$515	$(2,620)	$1,259	$(3,109)
Interest and dividend income	9,550	1,853	18,328	2,701
Interest expense	(139)	(211)	(280)	(461)
Equity in earnings of unconsolidated affiliate	32,711	29,813	61,590	62,272
Total other income and expense items, net	$42,637	$28,835	$80,897	$61,403
Net gain (loss) from investments
Net gains from investments in the three and six months ended June 30, 2023 were primarily due to unrealized mark-to-market gains recorded in current earnings associated with Company-sponsored mutual funds and LSV-sponsored investment funds from market appreciation (See Note 5).
Interest and dividend income
Interest and dividend income is earned based upon the amount of cash that is invested daily. The increase in interest and dividend income in the three and six months ended June 30, 2023 was due to an overall increase in interest rates.
Equity in earnings of unconsolidated affiliate
Equity in earnings of unconsolidated affiliate reflects our ownership interest in LSV. As of June 30, 2023, our total partnership interest in LSV was 38.6%. The table below presents the revenues and net income of LSV and the proportionate share in LSV's earnings.

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2023	2022		2023	2022
Revenues of LSV	$108,836	$99,814	9%	$207,028	$208,264	(1)%
Net income of LSV	84,779	77,193	10%	159,553	160,984	(1)%

SEI's proportionate share in earnings of LSV	$32,711	$29,813	10%	$61,590	$62,272	(1)%
The increase in earnings from LSV in the three months ended June 30, 2023 was primarily due to higher performance fees and market appreciation. Net negative cash flows from existing clients and client losses partially offset the increase in earnings from LSV. The decrease in earnings from LSV in the six months ended June 30, 2023 was primarily due to negative cash flows from existing clients, client losses and market depreciation during 2022 and early 2023. Average assets under management by LSV decreased $6.4 billion to $85.7 billion during the six months ended June 30, 2023 as compared to $92.1 billion during the six months ended June 30, 2022, a decrease of 7%.
Amortization
Amortization expense on the accompanying Consolidated Statements of Operations consists of:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2023	2022		2023	2022
Capitalized software development costs	$6,507	$13,204	(51)%	$12,812	$26,758	(52)%
Intangible assets acquired through acquisitions and asset purchases	3,055	3,253	(6)%	6,113	6,496	(6)%
Other	68	51	33%	129	141	(9)%
Total amortization expense	$9,630	$16,508	(42)%	$19,054	$33,395	(43)%
Capitalized software development costs
The decrease in amortization expense related to capitalized software development costs during the three and six months ended June 30, 2023 was primarily due to the amortization of the initial development costs for the SEI Wealth PlatformSM (SWP). The amortization period for these costs ended during the second quarter of 2022, resulting in a lower level of amortization expense for SWP beginning in the third quarter 2022 (See Note 1 to the Consolidated Financial Statements).
Income Taxes
The effective income tax rates for the three and six months ended June 30, 2023 and 2022 differ from the federal income tax statutory rate due to the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Statutory rate	21.0%	21.0%	21.0%	21.0%
State taxes, net of federal tax benefit	2.8	2.8	2.8	2.8
Foreign tax expense and tax rate differential	(0.2)	(0.1)	(0.2)	(0.1)
Tax benefit from stock option exercises	(0.1)	(0.3)	(0.2)	(0.3)
Other, net	(0.1)	(0.3)	0.1	(0.3)
	23.4%	23.1%	23.5%	23.1%
The increase in the effective tax rate for the three and six months ended June 30, 2023 was primarily due to decreased tax benefits related to stock option exercises and a decrease in credits associated with research and development as compared to the prior year period.
Stock-Based Compensation
We recognized $15.5 million and $20.6 million in stock-based compensation expense during the six months ended June 30, 2023 and 2022, respectively. Stock-based compensation was impacted by a higher level of cancellations of stock options due to the departure of employees through the Voluntary Separation Program (VSP) and the departure of certain senior executives unrelated to the VSP. The higher level of cancellations resulted in a decrease in the amount of expense recognized during 2023 as compared to the prior year period.
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
We revised our estimate of when some vesting targets are expected to be achieved. This change in estimate resulted in a decrease of $2.8 million in stock-based compensation expense during the six months ended June 30, 2023. We expect to recognize approximately $13.7 million in stock-based compensation expense during the remainder of 2023.
Fair Value Measurements
The fair value of financial assets and liabilities, except for the investment funds sponsored by LSV, is determined in accordance with the fair value hierarchy. The fair value of the investment funds sponsored by LSV is measured using the net asset value per share (NAV) as a practical expedient. The fair value of all other financial assets are determined using

Level 1 or Level 2 inputs and consist mainly of investments in equity or fixed-income mutual funds that are quoted daily and Government National Mortgage Association (GNMA) and other U.S. government agency securities that are single issuer pools that are valued based on current market data of similar assets. Level 3 financial liabilities at June 30, 2023 and December 31, 2022 consist entirely of the estimated contingent consideration resulting from an acquisition (See Note 12 to the Consolidated Financial Statements).
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
Liquidity and Capital Resources

	Six Months Ended June 30,
	2023	2022
Net cash provided by operating activities	$182,454	$330,615
Net cash used in investing activities	(25,809)	(42,516)
Net cash used in financing activities	(239,465)	(332,173)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	6,812	(15,660)
Net decrease in cash, cash equivalents and restricted cash	(76,008)	(59,734)
Cash, cash equivalents and restricted cash, beginning of period	853,359	831,758
Cash, cash equivalents and restricted cash, end of period	$777,351	$772,024
The credit facility provides for borrowings up to $325.0 million and is scheduled to expire in April 2026 (See Note 6 to the Consolidated Financial Statements). As of July 13, 2023, we had outstanding letters of credit of $4.9 million which reduced the amount available under the credit facility. These letters of credit were primarily issued for the expansion of the corporate headquarters and are due to expire in late 2023. As of July 13, 2023, the amount of the credit facility available for corporate purposes was $320.1 million.
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
On April 17, 2023, we amended the credit facility agreement with the lenders to add the Secured Overnight Financing Rate (SOFR) as an alternative reference rate for borrowings in place of LIBOR. All other terms and conditions of the original agreement remain in effect.

The majority of excess cash reserves are primarily placed in accounts located in the United States that invest entirely in SEI-sponsored money market mutual funds denominated in the U.S. dollar. We also utilize demand deposit accounts or money market accounts at several large, well-established financial institutions located in the United States. The institutions we utilize have not indicated any stability issues regarding the ability to honor current or future deposit obligations to their customers. Accounts used to manage these excess cash reserves do not impose any restrictions or limitations that would prevent us from being able to access such cash amounts immediately. As of July 13, 2023, the amount of cash and cash equivalents considered free and immediately accessible for other general corporate purposes was $399.4 million.
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
Cash flows from operations decreased $148.2 million in the first six months of 2023 compared to the first six months of 2022 primarily from the decline in net income and the negative impact from the change in working capital accounts.
Net cash used in investing activities includes:
•Purchases, sales and maturities of marketable securities. Purchases, sales and maturities of marketable securities in the first six months of 2023 and 2022 were as follows:

	Six Months Ended June 30,
	2023	2022
Purchases	$(48,046)	$(96,642)
Sales and maturities	61,722	90,659
Net investing activities from marketable securities	$13,676	$(5,983)
See Note 5 to the Consolidated Financial Statements for more information related to marketable securities.
•The capitalization of costs incurred in developing computer software. We capitalized $18.0 million of software development costs in the first six months of 2023 as compared to $13.8 million in the first six months of 2022. Software development costs are principally related to significant enhancements for the expanded functionality of the SEI Wealth Platform and a new platform for the Investment Managers segment.
•Capital expenditures. Capital expenditures in the first six months of 2023 were $16.5 million as compared to $19.8 million in the first six months of 2022. Expenditures in 2023 and 2022 include capital outlays for purchased software and equipment for data center operations. We continue to evaluate improvements to our information technology infrastructure which, if implemented, will result in additional expenditures for purchased software and equipment for data center operations.
Net cash used in financing activities includes:
•Principal repayments on revolving credit facility. We made principal payments of $40.0 million during the first six months of 2022 to fully repay the outstanding balance of the credit facility. We have no borrowings through the credit facility as of June 30, 2023.
•The repurchase of common stock. Our Board of Directors has authorized the repurchase of common stock through multiple authorizations. Currently, there is no expiration date for the common stock repurchase program. We had total capital outlays of $156.2 million during the first six months of 2023 and $210.3 million during the first six months of 2022 for the repurchase of common stock.
•Proceeds from the issuance of common stock. We received $32.4 million and $28.8 million in proceeds from the issuance of common stock during the first six months of 2023 and 2022, respectively. These proceeds were primarily from stock option exercise activity.
•Dividend payments. Cash dividends paid were $114.8 million in the first six months of 2023 as compared to $109.8 million in the first six months of 2022.
Cash Requirements
Cash requirements and liquidity needs are primarily funded through cash flow from operations and our capacity for additional borrowing. At June 30, 2023, unused sources of liquidity consisted of cash and cash equivalents and the amount available under our credit facility.

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
•systems and technology risks;
•the effect of governmental regulation;
•the results of commercial disputes, litigation and regulatory examinations and investigations;
•our ability to capture the expected value from acquisitions, divestitures, joint ventures, minority investments or strategic alliances;
•increased costs and regulatory risks from the growth of our business;
•our ability to meet competing and/or conflicting regulatory requirements of the different jurisdictions;
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
(b) Change in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION
Item 1.    Legal Proceedings.
The information required by this Item is incorporated by reference from Note 11 – “Legal Proceedings” included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.     Risk Factors.
Information regarding risk factors appears in Part I – Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes in the risk factors from those disclosed in the Annual Report on Form 10-K for 2022.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
(e)    Our Board of Directors has authorized the repurchase of up to $5.578 billion worth of our common stock through multiple authorizations through June 30, 2023. Currently, there is no expiration date for the common stock repurchase program. On April 18, 2023, our Board of Directors approved an increase in the stock repurchase program by an additional $250.0 million.
Information regarding the repurchase of common stock during the three months ended June 30, 2023 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 2023	100,000	$58.30	100,000	$256,685,750
May 2023	722,000	57.91	722,000	214,866,619
June 2023	468,000	58.31	468,000	186,983,273
Total	1,290,000	$58.08	1,290,000
(1) Average price paid per share does not include excise tax on stock repurchases.

Item 6.    Exhibits.
The following is a list of exhibits filed as part of the Form 10-Q.

31.1	Rule 13a-15(e)/15d-15(e) Certification of Principal Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Principal Financial Officer.

32	Section 1350 Certifications.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEI INVESTMENTS COMPANY

Date:	July 28, 2023	By:	/s/ Dennis J. McGonigle
Dennis J. McGonigle
Chief Financial Officer