Form 10-Q
period 2023-09-30
SEI INVESTMENTS CO
filed 2023-10-27
CIK 350894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q
________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, as of the close of business on October 12, 2023:

Common Stock, $0.01 par value	131,587,693

SEI INVESTMENTS COMPANY

PART I.        FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements.

SEI Investments Company
Consolidated Balance Sheets
(unaudited)
(In thousands, except par value)

	September 30, 2023	December 31, 2022
Assets
Current Assets:
Cash and cash equivalents	$854,443	$853,008
Restricted cash	301	351
Receivables from investment products	55,687	62,014
Receivables, net of allowance for doubtful accounts of $1,184 and $901	518,854	457,084
Securities owned	32,748	32,148
Other current assets	57,357	48,703
Total Current Assets	1,519,390	1,453,308
Property and Equipment, net of accumulated depreciation of $465,297 and $440,861	177,521	181,029
Operating Lease Right-of-Use Assets	20,686	24,992
Capitalized Software, net of accumulated amortization of $606,214 and $586,744	244,416	237,302
Available for Sale and Equity Securities	119,562	128,201
Investments in Affiliated Funds, at fair value	6,838	6,366
Investment in Unconsolidated Affiliate	44,645	104,673
Goodwill	115,597	115,599
Intangible Assets, net of accumulated amortization of $39,432 and $30,261	46,413	55,532
Deferred Contract Costs	38,518	37,928
Deferred Income Taxes	26,449	4,936
Other Assets, net	37,201	33,687
Total Assets	$2,397,236	$2,383,553
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Balance Sheets
(unaudited)
(In thousands, except par value)

	September 30, 2023	December 31, 2022
Liabilities and Equity
Current Liabilities:
Accounts payable	$10,198	$13,283
Accrued liabilities	249,872	359,363
Current portion of long-term operating lease liabilities	9,882	10,344
Deferred revenue	12,100	14,893
Total Current Liabilities	282,052	397,883
Long-term Income Taxes Payable	803	803
Long-term Operating Lease Liabilities	15,138	18,786
Other Long-term Liabilities	15,362	12,257
Total Liabilities	313,355	429,729
Commitments and Contingencies
Shareholders' Equity:
Common stock, $0.01 par value, 750,000 shares authorized; 131,571 and 134,162 shares issued and outstanding	1,316	1,342
Capital in excess of par value	1,369,465	1,307,162
Retained earnings	763,635	694,287
Accumulated other comprehensive loss, net	(50,535)	(48,967)
Total Shareholders' Equity	2,083,881	1,953,824
Total Liabilities and Shareholders' Equity	$2,397,236	$2,383,553
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Statements of Operations
(unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Asset management, administration and distribution fees	$380,594	$372,133	$1,131,244	$1,148,824
Information processing and software servicing fees	96,165	99,201	303,691	385,623
Total revenues	476,759	471,334	1,434,935	1,534,447
Expenses:
Subadvisory, distribution and other asset management costs	47,531	47,334	142,157	150,485
Software royalties and other information processing costs	8,095	6,909	23,784	21,863
Compensation, benefits and other personnel	180,470	227,127	529,591	545,532
Stock-based compensation	7,979	10,766	23,458	31,339
Consulting, outsourcing and professional fees	54,203	58,558	176,619	184,320
Data processing and computer related	34,016	30,950	102,301	93,020
Facilities, supplies and other costs	16,999	19,704	58,825	57,464
Amortization	9,797	10,382	28,851	43,777
Depreciation	9,197	8,558	26,509	24,942
Total expenses	368,287	420,288	1,112,095	1,152,742
Income from operations	108,472	51,046	322,840	381,705
Net (loss) gain from investments	(206)	(1,406)	1,053	(4,515)
Interest and dividend income	11,125	3,962	29,453	6,663
Interest expense	(116)	(143)	(396)	(604)
Equity in earnings of unconsolidated affiliate	29,927	26,654	91,517	88,926
Income before income taxes	149,202	80,113	444,467	472,175
Income taxes	33,541	18,454	102,940	108,932
Net income	$115,661	$61,659	$341,527	$363,243
Basic earnings per common share	$0.87	$0.46	$2.57	$2.66
Shares used to compute basic earnings per share	132,231	135,203	133,035	136,524
Diluted earnings per common share	$0.87	$0.45	$2.54	$2.63
Shares used to compute diluted earnings per share	133,504	136,345	134,250	137,958
Dividends declared per common share	$—	$—	$0.43	$0.40
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Statements of Comprehensive Income
(unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$115,661	$61,659	$341,527	$363,243
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(8,502)	(17,909)	249	(37,090)
Unrealized loss on investments:
Unrealized losses during the period, net of income taxes of $624, $1,194, $581 and $3,303	(2,089)	(4,000)	(1,945)	(11,057)
Reclassification adjustment for losses realized in net income, net of income taxes of $(10), $(24), $(39) and $(120)	35	83	128	401
Total other comprehensive loss, net of tax	(10,556)	(21,826)	(1,568)	(47,746)
Comprehensive income	$105,105	$39,833	$339,959	$315,497
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Statements of Changes in Equity
(unaudited)
(In thousands)

	Shares of Common Stock	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	For the Three Months Ended September 30, 2023
Balance, July 1, 2023	132,230	$1,322	$1,337,538	$724,672	$(39,979)	$2,023,553
Net income	—	—	—	115,661	—	115,661
Other comprehensive loss	—	—	—	—	(10,556)	(10,556)
Purchase and retirement of common stock	(1,399)	(14)	(9,262)	(76,703)	—	(85,979)
Issuance of common stock under employee stock purchase plan	20	1	1,072	—	—	1,073
Issuance of common stock under share-based award plans	720	7	32,138	—	—	32,145
Stock-based compensation	—	—	7,979	—	—	7,979
Other	—	—	—	5	—	5
Balance, September 30, 2023	131,571	$1,316	$1,369,465	$763,635	$(50,535)	$2,083,881

	Shares of Common Stock	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	For the Three Months Ended September 30, 2022
Balance, July 1, 2022	135,480	$1,355	$1,272,971	$693,525	$(45,763)	$1,922,088
Net income	—	—	—	61,659	—	61,659
Other comprehensive loss	—	—	—	—	(21,826)	(21,826)
Purchase and retirement of common stock	(890)	(9)	(5,571)	(43,854)	—	(49,434)
Issuance of common stock under employee stock purchase plan	24	—	1,123	—	—	1,123
Issuance of common stock under share-based award plans	202	2	5,935	—	—	5,937
Stock-based compensation	—	—	10,766	—	—	10,766
Balance, September 30, 2022	134,816	$1,348	$1,285,224	$711,330	$(67,589)	$1,930,313
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Statements of Changes in Equity
(unaudited)
(In thousands)

	Shares of Common Stock	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	For the Nine Months Ended September 30, 2023
Balance, January 1, 2023	134,162	$1,342	$1,307,162	$694,287	$(48,967)	$1,953,824
Net income	—	—	—	341,527	—	341,527
Other comprehensive loss	—	—	—	—	(1,568)	(1,568)
Purchase and retirement of common stock	(4,050)	(41)	(26,800)	(215,007)	—	(241,848)
Issuance of common stock under employee stock purchase plan	65	1	3,316	—	—	3,317
Issuance of common stock under share-based award plans	1,394	14	62,329	—	—	62,343
Stock-based compensation	—	—	23,458	—	—	23,458
Dividends declared ($0.43 per share)	—	—	—	(57,177)	—	(57,177)
Other	—	—	—	5	—	5
Balance, September 30, 2023	131,571	$1,316	$1,369,465	$763,635	$(50,535)	$2,083,881

	Shares of Common Stock	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	For the Nine Months Ended September 30, 2022
Balance, January 1, 2022	138,449	$1,384	$1,246,608	$632,614	$(19,843)	$1,860,763
Net income	—	—	—	363,243	—	363,243
Other comprehensive loss	—	—	—	—	(47,746)	(47,746)
Purchase and retirement of common stock	(4,573)	(46)	(28,622)	(230,149)	—	(258,817)
Issuance of common stock under employee stock purchase plan	69	1	3,380	—	—	3,381
Issuance of common stock under share-based award plans	871	9	32,519	—	—	32,528
Stock-based compensation	—	—	31,339	—	—	31,339
Dividends declared ($0.40 per share)	—	—	—	(54,378)	—	(54,378)
Balance, September 30, 2022	134,816	$1,348	$1,285,224	$711,330	$(67,589)	$1,930,313

SEI Investments Company
Consolidated Condensed Statements of Cash Flows
(unaudited)
(In thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$341,527	$363,243
Adjustments to reconcile net income to net cash provided by operating activities (See Note 1)	4,455	65,276
Net cash provided by operating activities	345,982	428,519
Cash flows from investing activities:
Additions to property and equipment	(23,114)	(32,319)
Additions to capitalized software	(26,584)	(24,827)
Purchases of marketable securities	(83,968)	(124,454)
Prepayments and maturities of marketable securities	89,352	124,040
Sales of marketable securities	893	179
Other investing activities	(4,816)	(2,961)
Net cash used in investing activities	(48,237)	(60,342)
Cash flows from financing activities:
Repayments under revolving credit facility	—	(40,000)
Payment of contingent consideration	(8,799)	(868)
Purchase and retirement of common stock	(236,914)	(266,549)
Proceeds from issuance of common stock	65,660	35,909
Payment of dividends	(114,833)	(109,830)
Net cash used in financing activities	(294,886)	(381,338)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,474)	(26,809)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,385	(39,970)
Cash, cash equivalents and restricted cash, beginning of period	853,359	831,758
Cash, cash equivalents and restricted cash, end of period	$854,744	$791,788
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
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain financial information and accompanying note disclosure normally included in the Company’s Annual Report on Form 10-K have been condensed or omitted. The interim financial information is unaudited but reflects all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position of the Company as of September 30, 2023, the results of operations for the three and nine months ended September 30, 2023 and 2022, and cash flows for the nine months ended September 30, 2023 and 2022. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
There have been no significant changes in significant accounting policies during the nine months ended September 30, 2023 as compared to the significant accounting policies described in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
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
The Company is a party to expense limitation agreements with certain SEI-sponsored money market funds subject to Rule 2a-7 of the Investment Company Act of 1940 which establish a maximum level of ordinary operating expenses incurred by the fund in any fiscal year including, but not limited to, fees of the administrator or its affiliates. Under the terms of these agreements, the Company waived $5,519 and $7,896 in fees during the three months ended September 30, 2023 and 2022, respectively. During the nine months ended September 30, 2023 and 2022, the Company waived $16,400 and $28,120, respectively, in fees.
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
Cash and Cash Equivalents
Cash and cash equivalents includes $424,891 and $305,434 at September 30, 2023 and December 31, 2022, respectively, invested in SEI-sponsored open-ended money market mutual funds. See Note 5 for information related to the Company's total investments in SEI-sponsored and non-SEI-sponsored money market mutual funds and commercial paper classified as cash equivalents.
Restricted Cash
Restricted cash includes $250 at September 30, 2023 and December 31, 2022 segregated for regulatory purposes related to trade-execution services conducted by SEI Investments (Europe) Limited. Restricted cash also includes $50 and $101 at September 30, 2023 and December 31, 2022, respectively, segregated in special reserve accounts for the benefit of customers of the Company’s broker-dealer subsidiary, SEI Investments Distribution Co. (SIDCO), in accordance with certain rules established by the Securities and Exchange Commission (SEC) for broker-dealers.
Capitalized Software
The Company capitalized $13,706 and $19,543 of software development costs during the nine months ended September 30, 2023 and 2022, respectively, related to significant enhancements to the SEI Wealth PlatformSM (SWP). As of September 30, 2023, the net book value of SWP was $220,654. The net book value includes $1,439 of capitalized software development costs in-progress associated with future releases of SWP. Capitalized software development costs in-progress associated with future releases of SWP were $14,217 as of December 31, 2022. SWP has a weighted average remaining life of 9.2 years. Amortization expense for SWP was $19,027 and $29,696 during the nine months ended September 30, 2023 and 2022, respectively.
The Company also capitalized $12,878 of software development costs during the nine months ended September 30, 2023 related to a new platform for the Investment Managers segment. Capitalized software development costs in-progress associated with this platform were $22,522 and $9,558 as of September 30, 2023 and December 31, 2022, respectively. The platform is not yet ready for use.
Earnings per Share
The calculations of basic and diluted earnings per share for the three and nine months ended September 30, 2023 and 2022 are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$115,661	$61,659	$341,527	$363,243
Shares used to compute basic earnings per common share	132,231,000	135,203,000	133,035,000	136,524,000
Dilutive effect of stock options	1,273,000	1,142,000	1,215,000	1,434,000
Shares used to compute diluted earnings per common share	133,504,000	136,345,000	134,250,000	137,958,000
Basic earnings per common share	$0.87	$0.46	$2.57	$2.66
Diluted earnings per common share	$0.87	$0.45	$2.54	$2.63
During the three months ended September 30, 2023 and 2022, employee stock options to purchase 10,869,000 and 11,862,000 shares of common stock with an average exercise price of $61.31 and $60.26, respectively, were outstanding but not included in the computation of diluted earnings per common share. During the nine months ended September 30,

2023 and 2022, employee stock options to purchase 11,049,000 and 12,048,000 shares of common stock with an average exercise price of $61.29 and $60.27, respectively, were outstanding but not included in the computation of diluted earnings per common share.These options for the three and nine month periods were not included in the computation of diluted earnings per common share because either the performance conditions have not been satisfied or would not have been satisfied if the reporting date was the end of the contingency period or the options' exercise price was greater than the average market price of the Company’s common stock and the effect on diluted earnings per common share would have been anti-dilutive.
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
The following table provides the details of the adjustments to reconcile net income to net cash provided by operating activities for the nine months ended September 30:

	2023	2022
Net income	$341,527	$363,243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	26,509	24,942
Amortization	28,851	43,777
Equity in earnings of unconsolidated affiliate	(91,517)	(88,926)
Distributions received from unconsolidated affiliate	100,252	103,504
Stock-based compensation	23,458	31,339
Provision for losses on receivables	283	734
Deferred income tax expense	(20,971)	(41,419)
Net (gain) loss from investments	(1,053)	4,515
Change in other long-term liabilities	3,105	3,014
Change in other assets	1,099	(4,820)
Contract costs capitalized, net of amortization	(590)	(1,554)
Other	2,122	(6,934)
Change in current assets and liabilities
(Increase) decrease in
Receivables from investment products	6,327	(32,187)
Receivables	(62,053)	(41,697)
Other current assets	(8,654)	(11,422)
Advances due from unconsolidated affiliate	51,293	54,328
(Decrease) increase in
Accounts payable	(3,085)	(2,103)
Accrued liabilities	(48,128)	27,092
Deferred revenue	(2,793)	3,093
Total adjustments	4,455	65,276
Net cash provided by operating activities	$345,982	$428,519

Note 2.    Investment in Unconsolidated Affiliate
LSV Asset Management
The Company has an investment in LSV Asset Management (LSV), a registered investment advisor that provides investment advisory services primarily to institutions, including pension plans and investment companies. LSV is currently an investment sub-advisor for a limited number of SEI-sponsored investment products. The Company's partnership interest in LSV as of September 30, 2023 was 38.6%. The Company accounts for its interest in LSV using the equity method because of its less than 50% ownership. The Company’s interest in the net assets of LSV is reflected in Investment in unconsolidated affiliate on the accompanying Consolidated Balance Sheets and its interest in the earnings of LSV is reflected in Equity in earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Operations.
At September 30, 2023, the Company’s total investment in LSV was $44,645. The Company receives partnership distributions from LSV on a quarterly basis. The Company received partnership distributions from LSV of $100,252 and $103,504 in the nine months ended September 30, 2023 and 2022, respectively. As such, the Company considers these distribution payments as returns on investment rather than returns of the Company's original investment in LSV and has therefore classified the associated cash inflows as an operating activity on the Consolidated Statements of Cash Flows.
The Company’s proportionate share in the earnings of LSV was $29,927 and $26,654 during the three months ended September 30, 2023 and 2022, respectively. During the nine months ended September 30, 2023 and 2022, the Company's proportionate share in the earnings of LSV was $91,517 and $88,926, respectively.
These tables contain condensed financial information of LSV:

Condensed Statement of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$102,183	$91,588	$309,211	$299,852
Net income	77,566	69,013	237,119	229,997

Condensed Balance Sheets	September 30, 2023	December 31, 2022
Current assets	$121,830	$158,326
Non-current assets	6,662	6,019
Total assets	$128,492	$164,345

Current liabilities	$64,273	$77,306
Non-current liabilities	2,405	3,050
Partners’ capital	61,814	83,989
Total liabilities and partners’ capital	$128,492	$164,345

Note 3.    Composition of Certain Financial Statement Captions
Receivables
Receivables on the accompanying Consolidated Balance Sheets consist of:

	September 30, 2023	December 31, 2022
Trade receivables	$134,646	$110,722
Fees earned, not billed	356,876	320,700
Other receivables	28,516	26,563
	520,038	457,985
Less: Allowance for doubtful accounts	(1,184)	(901)
	$518,854	$457,084
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

Property and Equipment
Property and Equipment on the accompanying Consolidated Balance Sheets consists of:

	September 30, 2023	December 31, 2022
Buildings	$216,572	$210,626
Equipment	192,187	179,318
Land	26,450	26,439
Purchased software	164,844	160,714
Furniture and fixtures	22,580	21,956
Leasehold improvements	19,602	20,879
Construction in progress	583	1,958
	642,818	621,890
Less: Accumulated depreciation	(465,297)	(440,861)
Property and Equipment, net	$177,521	$181,029
The Company recognized $26,509 and $24,942 in depreciation expense related to property and equipment for the nine months ended September 30, 2023 and 2022, respectively.
Deferred Contract Costs
Deferred contract costs, which primarily consist of deferred sales commissions, were $38,518 and $37,928 as of September 30, 2023 and December 31, 2022, respectively. The Company deferred expenses related to contract costs of $2,243 and $4,648 during the three months ended September 30, 2023 and 2022, respectively. During the nine months ended September 30, 2023 and 2022, the Company deferred expenses related to contract costs of $7,212 and $9,710, respectively. Amortization expense related to deferred contract costs were $6,622 and $8,156 during the nine months ended September 30, 2023 and 2022, respectively. Amortization expense during the nine months ended September 30, 2022 includes $1,784 in expense accelerated as a result of the termination of a contractual agreement with a significant client (See Note 13). Amortization expense related to deferred contract costs is included in Compensation, benefits and other personnel on the accompanying Consolidated Statements of Operations. There were no material impairment losses in relation to deferred contract costs during the nine months ended September 30, 2023.
Accrued Liabilities
Accrued liabilities on the accompanying Consolidated Balance Sheets consist of:

	September 30, 2023	December 31, 2022
Accrued employee compensation	$89,229	$100,566
Accrued employee benefits and other personnel	8,377	9,852
Accrued voluntary separation program	27,777	53,821
Accrued consulting, outsourcing and professional fees	32,928	37,009
Accrued sub-advisory, distribution and other asset management fees	50,346	52,916
Accrued dividend payable	389	58,051
Other accrued liabilities	40,826	47,148
Total accrued liabilities	$249,872	$359,363

Note 4.    Fair Value Measurements
The fair value of the Company’s financial assets and liabilities, except for the Company's investment funds sponsored by LSV, is determined in accordance with the fair value hierarchy. The fair value of the Company’s Level 1 financial assets consist mainly of investments in open-ended mutual funds that are quoted daily. Level 2 financial assets consist of GNMA mortgage-backed securities held by the Company's wholly-owned limited purpose federal thrift subsidiary, SEI Private Trust Company (SPTC), and Federal Home Loan Bank (FHLB) and other U.S. government agency short-term notes held by SIDCO. The financial assets held by SIDCO were purchased as part of a cash management program requiring only short term, top-tier investment grade government and corporate securities. The financial assets held by SPTC are debt securities issued by GNMA and are backed by the full faith and credit of the U.S. government. These securities were purchased for the sole purpose of satisfying applicable regulatory requirements and have maturity dates which range from 2027 to 2041.
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
The pricing policies and procedures applied for our Level 1 and Level 2 financial assets during the nine months ended September 30, 2023 were consistent with those as described in the Company's Annual Report on Form 10-K at December 31, 2022. The Company had no Level 3 financial assets at September 30, 2023 or December 31, 2022 that were required to be measured at fair value on a recurring basis. There were no transfers of financial assets between levels within the fair value hierarchy during the nine months ended September 30, 2023.
The fair value of certain financial assets of the Company was determined using the following inputs:

		Fair Value Measurements at the End of the Reporting Period Using
Assets	September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity securities	$10,626	$10,626	$—
Available-for-sale debt securities	108,936	—	108,936
Fixed-income securities owned	32,748	—	32,748
Investment funds sponsored by LSV (1)	6,838
	$159,148	$10,626	$141,684

		Fair Value Measurements at the End of the Reporting Period Using
Assets	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity securities	$10,900	$10,900	$—
Available-for-sale debt securities	117,301	—	117,301
Fixed-income securities owned	32,148	—	32,148
Investment funds sponsored by LSV (1)	6,366
	$166,715	$10,900	$149,449
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
Cash Equivalents
Investments in SEI-sponsored and non-SEI-sponsored money market funds and commercial paper classified as cash equivalents had a fair value of $588,227 and $450,240 at September 30, 2023 and December 31, 2022, respectively. There were no material unrealized or realized gains or losses from these investments during the nine months ended September 30, 2023 and 2022. Investments in money market funds and commercial paper are Level 1 assets.

Available for Sale and Equity Securities
Available For Sale and Equity Securities on the accompanying Consolidated Balance Sheets consist of:

	At September 30, 2023
	Cost Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-sale debt securities	$123,366	$—	$(14,430)	$108,936
SEI-sponsored mutual funds	5,412	37	(43)	5,406
Equities and other mutual funds	5,033	187	—	5,220
	$133,811	$224	$(14,473)	$119,562

	At December 31, 2022
	Cost Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-sale debt securities	$129,372	$—	$(12,071)	$117,301
SEI-sponsored mutual funds	6,207	—	(176)	6,031
Equities and other mutual funds	5,026	—	(157)	4,869
	$140,605	$—	$(12,404)	$128,201
Net unrealized losses at September 30, 2023 of available-for-sale debt securities were $11,111 (net of income tax benefit of $3,319). Net unrealized losses at December 31, 2022 of available-for-sale debt securities were $9,294 (net of income tax benefit of $2,777). These unrealized losses are associated with the Company’s investments in mortgage-backed securities issued by GNMA and were caused by interest rate increases (See Note 4). The contractual cash flows of these securities are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company's investments. The Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases. These net unrealized losses are reported as a separate component of Accumulated other comprehensive loss on the accompanying Consolidated Balance Sheets.
There were gross realized losses of $167 and $521 from available-for-sale debt securities during the nine months ended September 30, 2023 and 2022, respectively. There were no gross realized gains from available-for-sale debt securities during the nine months ended September 30, 2023 and 2022. Realized losses from available-for-sale debt securities, including amounts reclassified from accumulated comprehensive loss, are reflected in Net gain (loss) from investments on the accompanying Consolidated Statements of Operations.
There were gross realized gains of $63 and gross realized losses of $101 from mutual funds and equities during the nine months ended September 30, 2023. There were gross realized gains of $226 and gross realized losses of $714 from mutual funds and equities during the nine months ended September 30, 2022. Gains and losses from mutual funds and equities are reflected in Net (loss) gain from investments on the accompanying Consolidated Statements of Operations.
Investments in Affiliated Funds
The Company has an investment in funds sponsored by LSV. The Company records this investment on the accompanying Consolidated Balance Sheets at fair value. Unrealized gains and losses from the change in fair value of these funds are recognized in Net (loss) gain from investments on the accompanying Consolidated Statements of Operations.
The funds had a fair value of $6,838 and $6,366 at September 30, 2023 and December 31, 2022, respectively. The Company recognized unrealized gains of $66 and unrealized losses of $380 during the three months ended September 30, 2023 and 2022, respectively, from the change in fair value of the funds. The Company recognized unrealized gains of $472 and unrealized losses of $1,296 during the nine months ended September 30, 2023 and 2022, respectively, from the change in fair value of the funds.
Securities Owned
The Company’s broker-dealer subsidiary, SIDCO, has investments in U.S. government agency securities with maturity dates less than one year. These investments are reflected as Securities owned on the accompanying Consolidated Balance Sheets. Due to specialized accounting practices applicable to investments by broker-dealers, the securities are reported at fair value and changes in fair value are recorded in current period earnings. The securities had a fair value of $32,748 and $32,148 at September 30, 2023 and December 31, 2022, respectively. There were no material net gains or losses related to the securities during the three and nine months ended September 30, 2023 and 2022.

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
The Company was in compliance with all covenants of the Credit Facility during the nine months ended September 30, 2023. As of October 12, 2023, the Company had outstanding letters of credit of $4,866 under the Credit Facility. The amount of the Credit Facility that is available for general corporate purposes as of October 12, 2023 was $320,134.

Note 7.    Shareholders’ Equity
Stock-Based Compensation
The Company has non-qualified stock options and restricted stock units outstanding under its equity compensation plans. The Company recognized stock-based compensation expense in its Consolidated Financial Statements in the three and nine months ended September 30, 2023 and 2022, respectively, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock-based compensation expense	$7,979	$10,766	$23,458	$31,339
Less: Deferred tax benefit	(1,438)	(1,917)	(4,278)	(5,851)
Stock-based compensation expense, net of tax	$6,541	$8,849	$19,180	$25,488
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

The Company revised its estimate of when some vesting targets are expected to be achieved. This change in management's estimate resulted in a decrease of $4,859 in stock-based compensation expense during the nine months ended September 30, 2023.
As of September 30, 2023, there was approximately $90,469 of unrecognized compensation cost remaining related to unvested employee stock options and restricted stock units that management expects will vest and is being amortized.
The Company issues new common shares associated with the exercise of stock options. The total intrinsic value of options exercised during the nine months ended September 30, 2023 was $22,444. The total options exercisable as of September 30, 2023 had an intrinsic value of $60,297. The total intrinsic value for options exercisable is calculated as the difference between the market value of the Company’s common stock as of September 30, 2023 and the weighted average exercise price of the options. The market value of the Company’s common stock as of September 30, 2023 was $60.23 as reported by the Nasdaq Stock Market, LLC. The weighted average exercise price of the options exercisable as of September 30, 2023 was $53.90. Total options that were outstanding as of September 30, 2023 were 16,445,000. Total options that were exercisable as of September 30, 2023 were 7,581,000.
Common Stock Buyback
The Company’s Board of Directors, under multiple authorizations, has authorized the repurchase of common stock on the open market or through private transactions. The Company purchased 4,050,000 shares at a total cost of $241,848 during the nine months ended September 30, 2023, which reduced the total shares outstanding of common stock. The cost of stock purchases during the period includes the cost of excise taxes applicable to stock repurchases and certain transactions that settled in the following quarter. On April 18, 2023, the Company's Board of Directors approved an increase in the stock repurchase program by an additional $250,000. As of September 30, 2023, the Company had approximately $101,005 of authorization remaining for the purchase of common stock under the program.
The Company immediately retires its common stock when purchased. Upon retirement, the Company reduces Capital in excess of par value for the average capital per share outstanding and the remainder is charged against Retained earnings. If the Company reduces its Retained earnings to zero, any subsequent purchases of common stock will be charged entirely to Capital in excess of par value.
Cash Dividend
On May 31, 2023, the Board of Directors declared a cash dividend of $0.43 per share on the Company's common stock, which was paid on June 21, 2023, to shareholders of record on June 12, 2023. Cash dividends declared during the nine months ended September 30, 2023 and 2022 were $57,177 and $54,378, respectively.

Note 8.    Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss, net of tax, are as follows:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Investments	Accumulated Other Comprehensive Loss
Balance, January 1, 2023	$(39,673)	$(9,294)	$(48,967)

Other comprehensive loss before reclassifications	249	(1,945)	(1,696)
Amounts reclassified from accumulated other comprehensive loss	—	128	128
Net current-period other comprehensive loss	249	(1,817)	(1,568)

Balance, September 30, 2023	$(39,424)	$(11,111)	$(50,535)

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
The information in the following tables is derived from internal financial reporting used for corporate management purposes. There are no inter-segment revenues for the three and nine months ended September 30, 2023 and 2022. Assets are not allocated to segments for internal reporting purposes. The accounting policies of the reportable business segments are the same as those described in Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
The following tables highlight certain financial information about each of the business segments for the three months ended September 30, 2023 and 2022:

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Three Months Ended September 30, 2023
Revenues	$121,469	$110,461	$70,479	$169,293	$5,057	$476,759
Expenses	113,105	64,280	39,953	108,078	11,874	337,290
Operating profit (loss)	$8,364	$46,181	$30,526	$61,215	$(6,817)	$139,469

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Three Months Ended September 30, 2022
Revenues	$122,660	$109,565	$78,260	$156,015	$4,834	$471,334
Expenses	116,661	61,150	42,149	100,876	9,915	330,751
Operating profit (loss)	$5,999	$48,415	$36,111	$55,139	$(5,081)	$140,583

A reconciliation of the total operating profit reported for the business segments to income from operations in the Consolidated Statements of Operations for the three months ended September 30, 2023 and 2022 is as follows:

	2023	2022
Total operating profit from segments	$139,469	$140,583
Corporate overhead expenses (1)	(30,997)	(89,537)
Income from operations	$108,472	$51,046
(1) Corporate overhead expenses in 2022 include costs for the Voluntary Separation Program of $56,996.
The following tables provide additional information for the three months ended September 30, 2023 and 2022 pertaining to the business segments:

	Capital Expenditures (2)		Depreciation
	2023	2022	2023	2022
Private Banks	$7,580	$8,404	$5,565	$5,050
Investment Advisors	3,545	3,476	540	513
Institutional Investors	390	1,080	338	283
Investment Managers	2,804	9,843	2,424	2,498
Investments in New Businesses	222	227	83	36
Total from business segments	$14,541	$23,030	$8,950	$8,380
Corporate overhead	307	486	247	178
	$14,848	$23,516	$9,197	$8,558
(2) Capital expenditures include additions to property and equipment and capitalized software.

	Amortization
	2023	2022
Private Banks	$4,852	$4,515
Investment Advisors	1,933	1,736
Institutional Investors	1,834	1,808
Investment Managers	959	2,121
Investments in New Businesses	145	145
Total from business segments	$9,723	$10,325
Corporate overhead	74	57
	$9,797	$10,382

The following tables highlight certain financial information about each of business segment for the nine months ended September 30, 2023 and 2022:

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Nine Months Ended September 30, 2023
Revenues	$378,171	$326,579	$219,914	$495,318	$14,953	$1,434,935
Expenses	343,442	192,004	126,337	321,705	34,089	1,017,577
Operating profit (loss)	$34,729	$134,575	$93,577	$173,613	$(19,136)	$417,358

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Nine Months Ended September 30, 2022
Revenues	$460,392	$341,989	$248,582	$468,842	$14,642	$1,534,447
Expenses	359,676	189,045	131,432	300,520	34,709	1,015,382
Operating profit (loss)	$100,716	$152,944	$117,150	$168,322	$(20,067)	$519,065
A reconciliation of the total operating profit reported for the business segments to income from operations in the Consolidated Statements of Operations for the nine months ended September 30, 2023 and 2022:

	2023	2022
Total operating profit from segments	$417,358	$519,065
Corporate overhead expenses (1)	(94,518)	(137,360)
Income from operations	$322,840	$381,705
(1) Corporate overhead expenses in 2022 include costs for the Voluntary Separation Program of $56,996.
The following tables provide additional information for the nine months ended September 30, 2023 and 2022:

	Capital Expenditures (2)		Depreciation
	2023	2022	2023	2022
Private Banks	$24,652	$24,167	$16,369	$15,710
Investment Advisors	11,499	9,926	1,557	1,438
Institutional Investors	1,495	3,057	923	857
Investment Managers	10,002	17,980	6,789	6,273
Investments in New Businesses	766	640	214	124
Total from business segments	$48,414	$55,770	$25,852	$24,402
Corporate Overhead	1,284	1,376	657	540
	$49,698	$57,146	$26,509	$24,942
(2) Capital expenditures include additions to property and equipment and capitalized software.

	Amortization
	2023	2022
Private Banks	$14,216	$21,315
Investment Advisors	5,696	8,127
Institutional Investors	5,487	6,348
Investment Managers	2,815	7,274
Investments in New Businesses	434	515
Total from business segments	$28,648	$43,579
Corporate Overhead	203	198
	$28,851	$43,777

Note 10.    Income Taxes
The gross liability for unrecognized tax benefits at September 30, 2023 and December 31, 2022 was $17,618 and $15,204, respectively, exclusive of interest and penalties, of which $17,224 and $14,431 would affect the effective tax rate if the Company were to recognize the tax benefit.
The Company classifies interest and penalties on unrecognized tax benefits as income tax expense. As of September 30, 2023 and December 31, 2022, the combined amount of accrued interest and penalties related to tax positions taken on tax returns was $1,916 and $1,118, respectively.

	September 30, 2023	December 31, 2022
Gross liability for unrecognized tax benefits, exclusive of interest and penalties	$17,618	$15,204
Interest and penalties on unrecognized benefits	1,916	1,118
Total gross uncertain tax positions	$19,534	$16,322
Amount included in Current liabilities	$4,172	$4,065
Amount included in Other long-term liabilities	15,362	12,257
	$19,534	$16,322
The effective income tax rate for the three and nine months ended September 30, 2023 and 2022 differs from the federal income tax statutory rate due to the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Statutory rate	21.0%	21.0%	21.0%	21.0%
State taxes, net of federal tax benefit	2.8	3.4	2.8	2.9
Foreign tax expense and tax rate differential	(0.1)	(0.2)	(0.1)	(0.1)
Tax benefit from stock option exercises	(0.6)	(1.1)	(0.3)	(0.5)
Other, net	(0.6)	(0.1)	(0.2)	(0.2)
	22.5%	23.0%	23.2%	23.1%
The decrease in the effective tax rate for the three months ended September 30, 2023 was primarily due to a decrease in the state effective tax rate. The decrease was partially offset by lower tax benefits related to the stock option exercises as a percentage of net income in the third quarter of 2023 compared to the third quarter of 2022.
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
The Company estimates it will recognize $4,172 of gross unrecognized tax benefits. This amount is expected to be paid within one year or to be removed at the expiration of the statute of limitations and resolution of income tax audits and is netted against the current payable account. These unrecognized tax benefits are related to tax positions taken on certain federal, state, and foreign tax returns. However, the timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. While it is reasonably possible that some issues under examination could be resolved in the next twelve months, based upon the current facts and circumstances, the Company cannot reasonably estimate the timing of such resolution or the total range of potential changes as it relates to the current unrecognized tax benefits that are recorded as part of the Company’s financial statements.

Note 11.    Commitments and Contingencies
In the ordinary course of business, the Company from time to time enters into contracts containing indemnification obligations of the Company. These obligations may require the Company to make payments to another party upon the occurrence of certain events including the failure by the Company to meet its performance obligations under the contract. These contractual indemnification provisions are often standard contractual terms of the nature customarily found in the type of contracts entered into by the Company. In many cases, there are no stated or notional amounts included in the indemnification provisions. There are no amounts recognized on the Consolidated Balance Sheet as of September 30, 2023 and December 31, 2022 related to these indemnifications.
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

Note 12.    Goodwill and Intangible Assets
The changes in the carrying amount of the Company's goodwill by segment are as follows:

	Institutional Investors	Investment Managers	Investments in New Businesses	Total

Balance, December 31, 2022	$47,108	$56,992	$11,499	$115,599
Foreign currency translation adjustments	—	(2)	—	(2)
Balance, September 30, 2023	$47,108	$56,990	$11,499	$115,597
In April 2018, the Company acquired all ownership interests of Huntington Steele, LLC (Huntington Steele). The total purchase price for Huntington Steele included a contingent purchase price payable to the sellers which is determined at various intervals occurring between 2019 and 2023. In July 2023, the Company exercised its option to settle the contingent consideration. The Company made total payments of $8,799 and $868 during the nine months ended September 30, 2023 and 2022, respectively, to the sellers related to the contingent consideration. As of September 30, 2023, the Company no longer has any obligation for future payments to the sellers related to the acquisition of Huntington Steele.
The Company recognized $9,178 and $9,534 of amortization expense related to acquired intangible assets during the nine months ended September 30, 2023 and 2022, respectively.

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

Disaggregation of Revenue
The following tables provide additional information pertaining to our revenues disaggregated by major product line and primary geographic market based on the location of the use of the products or services for each of the business segments for the three months ended September 30, 2023 and 2022:

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
Major Product Lines:	For the Three Months Ended September 30, 2023
Investment management fees from pooled investment products	$32,119	$60,046	$11,858	$87	$351	$104,461
Investment management fees from investment management agreements	900	45,175	54,317	—	4,240	104,632
Investment operations fees	336	2	—	156,717	—	157,055
Investment processing fees - PaaS	60,564	1,183	50	86	13	61,896
Investment processing fees - SaaS	21,972	—	2,291	4,269	—	28,532
Professional services fees	4,539	—	—	370	—	4,909
Account fees and other	1,039	4,055	1,963	7,764	453	15,274
Total revenues	$121,469	$110,461	$70,479	$169,293	$5,057	$476,759

Primary Geographic Markets:
United States	$78,306	$110,461	$58,992	$153,368	$5,057	$406,184
United Kingdom	28,789	—	8,442	—	—	37,231
Canada	10,060	—	1,431	—	—	11,491
Ireland	4,314	—	1,614	9,711	—	15,639
Luxembourg	—	—	—	6,214	—	6,214
Total revenues	$121,469	$110,461	$70,479	$169,293	$5,057	$476,759

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
Major Product Lines:	For the Three Months Ended September 30, 2022
Investment management fees from pooled investment products	$30,002	$63,688	$12,928	$81	$367	$107,066
Investment management fees from investment management agreements	633	39,915	60,887	—	3,992	105,427
Investment operations fees	336	—	—	144,181	—	144,517
Investment processing fees - PaaS	57,818	—	—	—	—	57,818
Investment processing fees - SaaS	29,855	—	2,650	3,963	—	36,468
Professional services fees	3,195	—	—	798	—	3,993
Account fees and other	821	5,962	1,795	6,992	475	16,045
Total revenues	$122,660	$109,565	$78,260	$156,015	$4,834	$471,334

Primary Geographic Markets:
United States	$81,628	$109,565	$65,571	$141,928	$4,834	$403,526
United Kingdom	27,186	—	9,729	—	—	36,915
Canada	10,495	—	1,357	—	—	11,852
Ireland	3,351	—	1,570	9,580	—	14,501
Luxembourg	—		—	4,507		4,507
Other	—	—	33	—	—	33
Total revenues	$122,660	$109,565	$78,260	$156,015	$4,834	$471,334
The following tables provide additional information pertaining to our revenues disaggregated by major product line and primary geographic market based on the location of the use of the products or services for each of the Company’s business segments for the nine months ended September 30, 2023 and 2022:

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
Major Product Lines:	For the Nine Months Ended September 30, 2023
Investment management fees from pooled investment products	$96,432	$181,754	$36,295	$318	$1,041	$315,840
Investment management fees from investment management agreements	2,210	129,000	169,875	—	12,479	313,564
Investment operations fees	1,019	—	—	456,624	—	457,643
Investment processing fees - PaaS	185,320	3,479	330	160	33	189,322
Investment processing fees - SaaS	66,913	—	7,733	12,686	—	87,332
Professional services fees (1)	23,213	—	—	2,613	—	25,826
Account fees and other	3,064	12,346	5,681	22,917	1,400	45,408
Total revenues	$378,171	$326,579	$219,914	$495,318	$14,953	$1,434,935

Primary Geographic Markets:
United States	$249,759	$326,579	$184,332	$450,173	$14,953	$1,225,796
United Kingdom	84,619	—	26,221	—	—	110,840
Canada	30,297	—	4,247	—	—	34,544
Ireland	13,496	—	5,114	27,714	—	46,324
Luxembourg	—	—	—	17,431	—	17,431
Total revenues	$378,171	$326,579	$219,914	$495,318	$14,953	$1,434,935

(1) Professional services fees of the Private Banks segment includes a one-time early contractual buyout fee of $10,457 recorded during the nine months ended September 30, 2023 from an investment processing client acquired by an existing client.

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
Major Product Lines:	For the Nine Months Ended September 30, 2022
Investment management fees from pooled investment products	$95,113	$203,171	$42,494	$288	$1,136	$342,202
Investment management fees from investment management agreements	1,504	122,321	192,559	—	12,191	328,575
Investment operations fees	1,040	—	—	434,302	—	435,342
Investment processing fees - PaaS	170,651	—	—	—	—	170,651
Investment processing fees - SaaS	89,259	—	8,781	11,532	—	109,572
Professional services fees (2)	100,020	—	—	1,822	—	101,842
Account fees and other	2,805	16,497	4,748	20,898	1,315	46,263
Total revenues	$460,392	$341,989	$248,582	$468,842	$14,642	$1,534,447

Primary Geographic Markets:
United States	$244,472	$341,989	$204,836	$428,303	$14,642	$1,234,242
United Kingdom	171,042	—	33,761	—	—	204,803
Canada	33,318	—	4,023	—	—	37,341
Ireland	11,560	—	5,700	28,818	—	46,078
Luxembourg	—		—	11,721		11,721
Other	—	—	262	—	—	262
Total revenues	$460,392	$341,989	$248,582	$468,842	$14,642	$1,534,447
(2) Professional services fees of the Private Banks segment includes one-time early termination fees of $88,000 related to a contractual agreement with a significant client of the Company. In accordance with Accounting Standards Codification 606, the entire amount of the fees received were recorded during the three months ended March 31, 2022 as there were no future performance obligations of the Company related to the agreement upon termination.
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

Note 14.    Business Acquisition
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

Overview
Consolidated Summary
SEI delivers technology and investment solutions that connect the financial services industry. With capabilities across investment processing, operations, and asset management, SEI works with corporations, financial institutions and professionals, and ultra-high-net-worth families to help drive growth, make confident decisions, and protect futures. Investment processing fees are earned as either monthly fees for contracted services or as a percentage of the market value of our clients' assets processed on our platforms. Investment operations and investment management fees are earned as a percentage of assets under management, administration or advised assets. As of September 30, 2023, through our subsidiaries and partnerships in which we have a significant interest, we manage, advise or administer $1.3 trillion in hedge, private equity, mutual fund and pooled or separately managed assets.
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022 were:

	Three Months Ended September 30,		Percent Change*	Nine Months Ended September 30,		Percent Change*
	2023	2022		2023	2022
Revenues	$476,759	$471,334	1%	$1,434,935	$1,534,447	(6)%
Expenses	368,287	420,288	(12)%	1,112,095	1,152,742	(4)%
Income from operations	108,472	51,046	112%	322,840	381,705	(15)%
Net (loss) gain from investments	(206)	(1,406)	NM	1,053	(4,515)	NM
Interest income, net of interest expense	11,009	3,819	188%	29,057	6,059	380%
Equity in earnings from unconsolidated affiliate	29,927	26,654	12%	91,517	88,926	3%
Income before income taxes	149,202	80,113	86%	444,467	472,175	(6)%
Income taxes	33,541	18,454	82%	102,940	108,932	(6)%
Net income	115,661	61,659	88%	341,527	363,243	(6)%
Diluted earnings per common share	$0.87	$0.45	93%	$2.54	$2.63	(3)%
* Variances noted "NM" indicate the percent change is not meaningful.
The following items had a significant impact on our financial results for the three and nine months ended September 30, 2023 and 2022:
•Revenue from Information processing and software servicing fees decreased in the first nine months of 2023 primarily from one-time early termination fees of $88.0 million from a significant client of the Private Banks segment recorded during the first quarter 2022. A one-time early contractual buyout fee of $10.5 million recorded during the second quarter 2023 from an investment processing client of the Private Banks segment acquired by an existing client partially offset the decline in revenues.
•Revenues from Assets under management, administration, and distribution fees increased in the third quarter 2023 primarily from higher assets under management and administration due to new products and additional services provided to existing alternative investment clients of the Investment Managers segment. Average assets under administration increased $107.1 billion, or 14%, to $893.7 billion during the third quarter 2023, as compared to $786.6 billion during the third quarter 2022.
•Revenue from Asset management, administration and distribution fees decreased in the first nine months of 2023 primarily from lower assets under management in equity and fixed income programs from negative cash flows from SEI fund programs due to client losses in the Investment Advisors and Institutional Investors segments. Positive cash flows into separately managed account programs and Strategist programs of the Investment Advisors segment during 2023 and the previously mentioned increased revenues in the Investment Managers segment partially offset the decline in revenues. Average assets under management in equity and fixed income programs, excluding LSV, decreased $10.2 billion, or 6%, to $169.1 billion in the first nine months of 2023 as compared to $179.3 billion during the first nine months of 2022.
•Earnings from LSV increased to $91.5 million in the first nine months of 2023 as compared to $88.9 million in the first nine months of 2022 due higher performance fees and market appreciation. Negative cash flows from existing clients, client losses and market depreciation during 2022 partially offset the increase in earnings from LSV.
•The decline in operating expenses was primarily due to total costs of $57.0 million related to the Voluntary Separation Program (VSP) recognized during the third quarter 2022. These one-time costs are primarily included in Compensation, benefits and other personnel costs on the accompanying Consolidated Statement of Operations and are reported in corporate overhead expenses.
•Decreased non-capitalized consulting costs also contributed to the decline in operating expenses in the first nine months of 2023. This decline was partially offset by higher personnel costs due to business growth primarily in the Investment Managers segment and competitive labor markets. Increased personnel costs and investments in compliance infrastructure to meet new regulatory requirements also partially offset the decline in operational expenses.
•Capitalized software development costs were $26.6 million in the first nine months of 2023, of which $13.7 million was for continued enhancements to the SEI Wealth PlatformSM (SWP). Capitalized software development costs also include $12.9 million of software development costs in the first nine months of 2023 for a new platform for the Investment Managers segment.
•Amortization expense related to SWP was $19.0 million in the first nine months of 2023 as compared to $29.7 million in the first nine months of 2022. The decline in amortization expense was due to the amortization period of the initial development costs related to SWP which ended in second-quarter 2022.
•Interest and dividend income was $29.5 million in the first nine months of 2023 as compared to $6.7 million in the first nine months of 2022. The increase in interest and dividend income was due to an overall increase in interest rates.
•SEI repurchased 4.1 million shares of its common stock for $241.8 million in the first nine months of 2023.
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

Ending Asset Balances
(In millions)

	As of September 30,		Percent Change
	2023	2022
Private Banks:
Equity and fixed-income programs	$23,039	$20,131	14%
Collective trust fund programs	6	7	(14)%
Liquidity funds	3,636	3,778	(4)%
Total assets under management	$26,681	$23,916	12%
Client assets under administration	4,399	4,161	6%
Total assets	$31,080	$28,077	11%
Investment Advisors:
Equity and fixed-income programs	$66,911	$62,579	7%
Liquidity funds	5,175	5,200	—%
Total Platform assets under management	$72,086	$67,779	6%
Platform-only assets	16,232	12,609	29%
Total Platform assets	$88,318	$80,388	10%
Institutional Investors:
Equity and fixed-income programs	$72,387	$69,621	4%
Collective trust fund programs	4	6	(33)%
Liquidity funds	2,119	1,640	29%
Total assets under management	$74,510	$71,267	5%
Client assets under advisement	4,085	4,204	(3)%
Total assets	$78,595	$75,471	4%
Investment Managers:
Collective trust fund programs (A)	$146,991	$137,538	7%
Liquidity funds	180	248	(27)%
Total assets under management	$147,171	$137,786	7%
Client assets under administration	886,382	781,246	13%
Total assets	$1,033,553	$919,032	12%
Investments in New Businesses:
Equity and fixed-income programs	$2,017	$1,813	11%
Liquidity funds	202	221	(9)%
Total assets under management	$2,219	$2,034	9%
Client assets under advisement	1,070	1,026	4%
Total assets	$3,289	$3,060	7%
LSV:
Equity and fixed-income programs (B)	$83,684	$75,380	11%

Total:
Equity and fixed-income programs (C)	$248,038	$229,524	8%
Collective trust fund programs	147,001	137,551	7%
Liquidity funds	11,312	11,087	2%
Total assets under management	$406,351	$378,162	7%
Client assets under advisement	5,155	5,230	(1)%
Client assets under administration (D)	890,781	785,407	13%
Platform-only assets	16,232	12,609	29%
Total assets	$1,318,519	$1,181,408	12%
(A)Collective trust fund program assets are included in assets under management since SEI is the trustee. Fees earned on this product are less than fees earned on customized asset management programs.
(B)    Equity and fixed-income programs include $1.8 billion of assets managed by LSV in which fees are based solely on performance and are not calculated as an asset-based fee (as of September 30, 2023).
(C)    Equity and fixed-income programs include $5.9 billion of assets invested in various asset allocation funds at September 30, 2023.
(D)    In addition to the assets presented, SEI also administers an additional $11.4 billion in Funds of Funds assets on which SEI does not earn an administration fee (as of September 30, 2023).

Average Asset Balances
(In millions)

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2023	2022		2023	2022
Private Banks:
Equity and fixed-income programs	$23,920	$22,115	8%	$23,748	$23,822	—%
Collective trust fund programs	6	7	(14)%	7	7	—%
Liquidity funds	3,585	3,742	(4)%	3,446	3,980	(13)%
Total assets under management	$27,511	$25,864	6%	$27,201	$27,809	(2)%
Client assets under administration	4,221	4,026	5%	4,273	4,230	1%
Total assets	$31,732	$29,890	6%	$31,474	$32,039	(2)%
Investment Advisors:
Equity and fixed-income programs	$69,309	$67,464	3%	$68,419	$71,825	(5)%
Liquidity funds	4,990	5,380	(7)%	4,931	5,867	(16)%
Total Platform assets under management	$74,299	$72,844	2%	$73,350	$77,692	(6)%
Platform-only assets	16,544	13,271	25%	15,635	13,464	16%
Total Platform assets	$90,843	$86,115	5%	$88,985	$91,156	(2)%
Institutional Investors:
Equity and fixed-income programs	$75,023	$74,859	—%	$74,847	$81,693	(8)%
Collective trust fund programs	4	6	(33)%	4	5	(20)%
Liquidity funds	1,611	1,717	(6)%	1,621	2,012	(19)%
Total assets under management	$76,638	$76,582	—%	$76,472	$83,710	(9)%
Client assets under advisement	4,294	4,194	2%	4,436	4,357	2%
Total assets	$80,932	$80,776	—%	$80,908	$88,067	(8)%
Investment Managers:
Collective trust fund programs (A)	$150,379	$143,817	5%	$147,612	$120,628	22%
Liquidity funds	237	250	(5)%	280	322	(13)%
Total assets under management	$150,616	$144,067	5%	$147,892	$120,950	22%
Client assets under administration	889,503	782,559	14%	861,736	854,925	1%
Total assets	$1,040,119	$926,626	12%	$1,009,628	$975,875	3%
Investments in New Businesses:
Equity and fixed-income programs	$2,096	$1,939	8%	$2,048	$1,993	3%
Liquidity funds	211	231	(9)%	207	260	(20)%
Total assets under management	$2,307	$2,170	6%	$2,255	$2,253	—%
Client assets under advisement	1,101	1,126	(2)%	1,091	1,229	(11)%
Total assets	$3,408	$3,296	3%	$3,346	$3,482	(4)%
LSV:
Equity and fixed-income programs (B)	$86,671	$81,241	7%	$86,050	$88,503	(3)%

Total:
Equity and fixed-income programs (C)	$257,019	$247,618	4%	$255,112	$267,836	(5)%
Collective trust fund programs	150,389	143,830	5%	147,623	120,640	22%
Liquidity funds	10,634	11,320	(6)%	10,485	12,441	(16)%
Total assets under management	$418,042	$402,768	4%	$413,220	$400,917	3%
Client assets under advisement	5,395	5,320	1%	5,527	5,586	(1)%
Client assets under administration (D)	893,724	786,585	14%	866,009	859,155	1%
Platform-only assets	16,544	13,271	25%	15,635	13,464	16%
Total assets	$1,333,705	$1,207,944	10%	$1,300,391	$1,279,122	2%
(A)    Collective trust fund program average assets are included in assets under management since SEI is the trustee. Fees earned on this product are less than fees earned on customized asset management programs.
(B)    Equity and fixed-income programs include assets managed by LSV in which fees are based solely on performance and are not calculated as an asset-based fee. The average value of these assets for the three months ended September 30, 2023 was $1.9 billion.
(C)    Equity and fixed-income programs include $6.1 billion of average assets invested in various asset allocation funds for the three months ended September 30, 2023.
(D)    In addition to the assets presented, SEI also administers an additional $11.6 billion of average assets in Funds of Funds assets for the three months ended September 30, 2023 on which SEI does not earn an administration fee.

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

Business Segments
Revenues, Expenses and Operating Profit (Loss) for our business segments for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 were as follows:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2023	2022		2023	2022
Private Banks:
Revenues	$121,469	$122,660	(1)%	$378,171	$460,392	(18)%
Expenses	113,105	116,661	(3)%	343,442	359,676	(5)%
Operating Profit	$8,364	$5,999	39%	$34,729	$100,716	(66)%
Operating Margin	7%	5%		9%	22%
Investment Advisors:
Revenues	$110,461	$109,565	1%	$326,579	$341,989	(5)%
Expenses	64,280	61,150	5%	192,004	189,045	2%
Operating Profit	$46,181	$48,415	(5)%	$134,575	$152,944	(12)%
Operating Margin	42%	44%		41%	45%
Institutional Investors:
Revenues	$70,479	$78,260	(10)%	$219,914	$248,582	(12)%
Expenses	39,953	42,149	(5)%	126,337	131,432	(4)%
Operating Profit	$30,526	$36,111	(15)%	$93,577	$117,150	(20)%
Operating Margin	43%	46%		43%	47%
Investment Managers:
Revenues	$169,293	$156,015	9%	$495,318	$468,842	6%
Expenses	108,078	100,876	7%	321,705	300,520	7%
Operating Profit	$61,215	$55,139	11%	$173,613	$168,322	3%
Operating Margin	36%	35%		35%	36%
Investments in New Businesses:
Revenues	$5,057	$4,834	5%	$14,953	$14,642	2%
Expenses	11,874	9,915	20%	34,089	34,709	(2)%
Operating Loss	$(6,817)	$(5,081)	NM	$(19,136)	$(20,067)	NM
For additional information pertaining to our business segments, see Note 9 to the Consolidated Financial Statements.

Private Banks

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2023	2022		2023	2022
Revenues:
Information processing and software servicing fees	$87,744	$93,580	(6)%	$278,324	$367,820	(24)%
Asset management, administration & distribution fees	33,725	29,080	16%	99,847	92,572	8%
Total revenues	$121,469	$122,660	(1)%	$378,171	$460,392	(18)%
Revenues decreased $1.2 million, or 1%, in the three month period ended September 30, 2023 and were primarily affected by:
•Lower investment processing fees from lost clients and recontacting of existing clients; and
•A non-recurring reduction to fees from an investment processing client; partially offset by
•Increased investment processing fees from new client conversions;
•Increased investment management fees from existing international clients due to market appreciation; and
•The positive impact from foreign currency exchange rate fluctuations between the U.S. dollar and the British pound on our foreign operations.
Revenues decreased $82.2 million, or 18%, in the nine month period ended September 30, 2023 and were primarily affected by:
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
•Increased revenues from U.K. clients on cash balances due to increased interest rates; and
•One-time early termination fees of $10.5 million from an investment processing client recorded in second quarter 2023.
Operating margins increased to 7% compared to 5% in the three month period. Operating income increased by $2.4 million, or 39%, in the three month period and was primarily affected by:
•An increase in revenues; and
•Decreased costs, mainly personnel and consulting costs, primarily related to maintenance, support and client migrations to SWP; partially offset by
•Increased personnel costs due to competitive labor markets.
Operating margins decreased to 9% compared to 22% in the nine month period. Operating income decreased by $66.0 million, or 66%, in the nine month period and was primarily affected by:
•A decrease in revenues;
•Increased personnel costs due to competitive labor markets; and
•Increased costs, mainly personnel costs, primarily related to maintenance, support and client migrations to SWP; partially offset by
•Decreased amortization expense related to SWP; and
•Decreased amortization expense related to deferred sales commissions.

Investment Advisors

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2023	2022		2023	2022
Revenues:
Investment management fees-SEI fund programs	$60,046	$63,688	(6)%	$181,754	$203,171	(11)%
Separately managed account fees	45,175	39,915	13%	129,000	122,321	5%
Other fees	5,240	5,962	(12)%	15,825	16,497	(4)%
Total revenues	$110,461	$109,565	1%	$326,579	$341,989	(5)%
Revenues increased slightly in the three month period and decreased $15.4 million, or 5%, in the nine month period ended September 30, 2023 and were primarily affected by:
•Decreased investment management fees from SEI fund programs resulting from client losses during 2022 along with a continued shift out of SEI fund programs into separately managed accounts; partially offset by
•Increased fees from separately managed account programs and Strategist programs from positive cash flows.
Operating margin decreased to 42% compared to 44% in the three month period and decreased to 41% compared to 45% in the nine month period. Operating income decreased $2.2 million, or 5%, in the three month period and decreased $18.4 million, or 12%, in the nine month period and was primarily affected by:
•A decrease in revenues;
•Increased personnel costs; and
•Increased direct expenses associated with the increase in separately managed account fees; partially offset by
•Decreased direct expenses related to a significant client loss during the third quarter 2022;
•Decreased amortization expense related to SWP; and
•Decreased non-capitalized consulting costs.
Institutional Investors
Revenues decreased $7.8 million, or 10%, in the three month period and decreased $28.7 million, or 12%, in the nine month period ended September 30, 2023 and were primarily affected by:
•Decreased investment management fees from defined benefit client losses and market depreciation.
Operating margin decreased to 43% compared to 46% in the three month period and decreased to 43% compared to 47% in the nine month period. Operating income decreased $5.6 million, or 15%, in the three month period and decreased $23.6 million, or 20%, in the nine month period and was primarily affected by:
•A decrease in revenues;
•A one-time operational charge of $4.5 million related to a client reimbursement; partially offset by
•Decreased direct expenses associated with investment management fees; and
•Decreased professional fees.
Investment Managers
Revenues increased $13.3 million, or 9%, in the three month period and increased $26.5 million, or 6%, in the nine month period ended September 30, 2023 and were primarily affected by:
•Increased revenues from new products launched and additional services provided to our largest alternative fund clients; and
•Positive cash flows into alternative and traditional funds from new and existing clients; partially offset by
•Client losses and fund closures.
Operating margin increased to 36% compared to 35% in the three month period and decreased to 35% compared to 36% in the nine month period. Operating income increased $6.1 million, or 11%, in the three month period and increased $5.3 million, or 3%, in the nine month period and was primarily affected by:
•An increase in revenues; and
•Decreased non-capitalized investment spending, mainly consulting costs; partially offset by
•Increased costs associated with new business, primarily personnel expenses and third-party vendor costs; and

•Increased personnel costs due to competitive labor markets.

Other
Corporate overhead expenses
Corporate overhead expenses primarily consist of general and administrative expenses and other costs not directly attributable to a reportable business segment. Corporate overhead expenses were $31.0 million and $89.5 million in the three months ended September 30, 2023 and 2022, respectively, and $94.5 million and $137.4 million in the nine months ended September 30, 2023 and 2022, respectively. The decrease in corporate overhead expenses in the three and nine month periods is primarily due to personnel costs associated with the VSP of $57.0 million recorded in the third quarter of 2022. Non-recurring consulting costs related to corporate strategic planning, target market review and other corporate analysis projects as well investments in upgrading and enhancing various technologies utilized by corporate overhead units partially offset the decrease in corporate overhead expenses. Additionally, personnel costs increased primarily to enhance and further build our compliance infrastructure and strategic development initiatives.
Other income and expense
Other income and expense items on the accompanying Consolidated Statements of Operations consist of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net (loss) gain from investments	$(206)	$(1,406)	$1,053	$(4,515)
Interest and dividend income	11,125	3,962	29,453	6,663
Interest expense	(116)	(143)	(396)	(604)
Equity in earnings of unconsolidated affiliate	29,927	26,654	91,517	88,926
Total other income and expense items, net	$40,730	$29,067	$121,627	$90,470
Net (loss) gain from investments
Net losses from investments in the three months ended September 30, 2023 were primarily due to unrealized mark-to-market losses recorded in current earnings associated with equity securities and Company-sponsored mutual funds from market depreciation. Net gains from investments in the nine months ended September 30, 2023 were primarily due to unrealized mark-to-market gains recorded in current earnings associated with Company-sponsored mutual funds and LSV-sponsored investment funds from market appreciation during the first six months of 2023 (See Note 5).
Interest and dividend income
Interest and dividend income is earned based upon the amount of cash that is invested daily. The increase in interest and dividend income in the three and nine months ended September 30, 2023 was due to an overall increase in interest rates.
Equity in earnings of unconsolidated affiliate
Equity in earnings of unconsolidated affiliate reflects our ownership interest in LSV. As of September 30, 2023, our total partnership interest in LSV was 38.6%. The table below presents the revenues and net income of LSV and the proportionate share in LSV's earnings.

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2023	2022		2023	2022
Revenues of LSV	$102,183	$91,588	12%	$309,211	$299,852	3%
Net income of LSV	77,566	69,013	12%	237,119	229,997	3%

SEI's proportionate share in earnings of LSV	$29,927	$26,654	12%	$91,517	$88,926	3%
The increase in earnings from LSV in the three and nine months ended September 30, 2023 was primarily due to higher performance fees and market appreciation. Net negative cash flows from existing clients, client losses and market depreciation during 2022 partially offset the increase in earnings from LSV. Average assets under management by LSV decreased $2.5 billion to $86.1 billion during the nine months ended September 30, 2023 as compared to $88.5 billion during the nine months ended September 30, 2022, a decrease of 3%.

Amortization
Amortization expense on the accompanying Consolidated Statements of Operations consists of:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2023	2022		2023	2022
Capitalized software development costs	$6,658	$7,287	(9)%	$19,470	$34,045	(43)%
Intangible assets acquired through acquisitions and asset purchases	3,065	3,038	1%	9,178	9,534	(4)%
Other	74	57	30%	203	198	3%
Total amortization expense	$9,797	$10,382	(6)%	$28,851	$43,777	(34)%
Capitalized software development costs
The decrease in amortization expense related to capitalized software development costs during the nine months ended September 30, 2023 was primarily due to the amortization of the initial development costs for SWP. The amortization period for these costs ended during the second quarter of 2022, resulting in a lower level of amortization expense for SWP beginning in the third quarter 2022 (See Note 1 to the Consolidated Financial Statements).
Income Taxes
The effective income tax rates for the three and nine months ended September 30, 2023 and 2022 differ from the federal income tax statutory rate due to the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Statutory rate	21.0%	21.0%	21.0%	21.0%
State taxes, net of federal tax benefit	2.8	3.4	2.8	2.9
Foreign tax expense and tax rate differential	(0.1)	(0.2)	(0.1)	(0.1)
Tax benefit from stock option exercises	(0.6)	(1.1)	(0.3)	(0.5)
Other, net	(0.6)	(0.1)	(0.2)	(0.2)
	22.5%	23.0%	23.2%	23.1%
The decrease in the effective tax rate for the three months ended September 30, 2023 was primarily due to a decrease in the state effective tax rate. The decrease was partially offset by lower tax benefits related to the stock option exercises as a percentage of net income in the third quarter of 2023 compared to the third quarter of 2022.
Stock-Based Compensation
We recognized $23.5 million and $31.3 million in stock-based compensation expense during the nine months ended September 30, 2023 and 2022, respectively. Stock-based compensation was impacted by a higher level of cancellations of stock options due to the departure of employees through the VSP and the departure of certain senior executives unrelated to the VSP. The higher level of cancellations resulted in a decrease in the amount of expense recognized during 2023 as compared to the prior year period.
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
We revised our estimate of when some vesting targets are expected to be achieved. This change in estimate resulted in a decrease of $4.9 million in stock-based compensation expense during the nine months ended September 30, 2023. We expect to recognize approximately $6.8 million in stock-based compensation expense during the remainder of 2023.
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
Liquidity and Capital Resources

	Nine Months Ended September 30,
	2023	2022
Net cash provided by operating activities	$345,982	$428,519
Net cash used in investing activities	(48,237)	(60,342)
Net cash used in financing activities	(294,886)	(381,338)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,474)	(26,809)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,385	(39,970)
Cash, cash equivalents and restricted cash, beginning of period	853,359	831,758
Cash, cash equivalents and restricted cash, end of period	$854,744	$791,788
The credit facility provides for borrowings up to $325.0 million and is scheduled to expire in April 2026 (See Note 6 to the Consolidated Financial Statements). As of October 12, 2023, we had outstanding letters of credit of $4.9 million which reduced the amount available under the credit facility. These letters of credit were primarily issued for the expansion of the corporate headquarters and are due to expire in 2023 and first quarter 2024. As of October 12, 2023, the amount of the credit facility available for corporate purposes was $320.1 million.
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
The majority of excess cash reserves are primarily placed in accounts located in the United States that invest entirely in SEI-sponsored money market mutual funds denominated in the U.S. dollar. We also utilize demand deposit accounts or money market accounts at several large, well-established financial institutions located in the United States. The institutions we utilize have not indicated any stability issues regarding the ability to honor current or future deposit obligations to their customers. Accounts used to manage these excess cash reserves do not impose any restrictions or limitations that would prevent us from being able to access such cash amounts immediately. As of October 12, 2023, the amount of cash and cash equivalents considered free and immediately accessible for other general corporate purposes was $456.3 million.
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
Cash flows from operations decreased $82.5 million in the first nine months of 2023 compared to the first nine months of 2022 primarily from the decline in net income and the negative impact from the change in working capital accounts.
Net cash used in investing activities includes:
•Purchases, sales and maturities of marketable securities. Purchases, sales and maturities of marketable securities in the first nine months of 2023 and 2022 were as follows:

	Nine Months Ended September 30,
	2023	2022
Purchases	$(83,968)	$(124,454)
Sales and maturities	90,245	124,219
Net investing activities from marketable securities	$6,277	$(235)
We currently expect to make an investment of approximately $25.0 million for the launch of a new SEI-sponsored investment product during the fourth quarter 2023. See Note 5 to the Consolidated Financial Statements for more information related to marketable securities.
•The capitalization of costs incurred in developing computer software. We capitalized $26.6 million of software development costs in the first nine months of 2023 as compared to $24.8 million in the first nine months of 2022. Software development costs are principally related to significant enhancements for the expanded functionality of the SEI Wealth Platform and a new platform for the Investment Managers segment.
•Capital expenditures. Capital expenditures in the first nine months of 2023 were $23.1 million as compared to $32.3 million in the first nine months of 2022. Expenditures in 2023 and 2022 include capital outlays for purchased software and equipment for data center operations. We continue to evaluate improvements to our information technology infrastructure which, if implemented, will result in additional expenditures for purchased software and equipment for data center operations.
Net cash used in financing activities includes:
•Principal repayments on revolving credit facility. We made principal payments of $40.0 million during the first nine months of 2022 to fully repay the outstanding balance of the credit facility. We have no borrowings through the credit facility as of September 30, 2023.
•Payment of contingent consideration. In July 2023, we exercised our option to settle the contingent consideration related to our acquisition of Huntington Steele and made final payments totaling $8.0 million to the sellers. As of September 30, 2023, we no longer have any obligation for future payments to the sellers related to the acquisition of Huntington Steele.
•The repurchase of common stock. Our Board of Directors has authorized the repurchase of common stock through multiple authorizations. Currently, there is no expiration date for the common stock repurchase program. We had total capital outlays of $236.9 million during the first nine months of 2023 and $266.5 million during the first nine months of 2022 for the repurchase of common stock.
•Proceeds from the issuance of common stock. We received $65.7 million and $35.9 million in proceeds from the issuance of common stock during the first nine months of 2023 and 2022, respectively. These proceeds were primarily from stock option exercise activity.
•Dividend payments. Cash dividends paid were $114.8 million in the first nine months of 2023 as compared to $109.8 million in the first nine months of 2022.
Cash Requirements
Cash requirements and liquidity needs are primarily funded through cash flow from operations and our capacity for additional borrowing. At September 30, 2023, unused sources of liquidity consisted of cash and cash equivalents and the amount available under our credit facility.

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
(b) Change in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
(e)    Our Board of Directors has authorized the repurchase of up to $5.578 billion worth of our common stock through multiple authorizations through September 30, 2023. Currently, there is no expiration date for the common stock repurchase program.
Information regarding the repurchase of common stock during the three months ended September 30, 2023 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 2023	—	$—	—	$186,983,273
August 2023	720,000	61.51	720,000	142,714,831
September 2023	680,000	60.76	680,000	101,005,081
Total	1,400,000	$61.15	1,400,000
(1) Average price paid per share does not include excise tax on stock repurchases.

Item 5.    Other Information.
During the three months ended September 30, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 (c) of Regulation S-K.

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

SEI INVESTMENTS COMPANY

Date:	October 27, 2023	By:	/s/ Dennis J. McGonigle
Dennis J. McGonigle
Chief Financial Officer