Form 10-K
period 2023-12-31
SEI INVESTMENTS CO
filed 2024-02-20
CIK 350894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No  ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $6.6 billion based on the closing price reported by NASDAQ on June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter). For purposes of making this calculation only, the registrant has defined affiliates as including all executive officers, directors and beneficial owners of more than 10% of the common stock of the registrant.
The number of shares outstanding of the registrant's common stock, as of the close of business on January 31, 2024:

Common Stock, $.01 par value	131,352,305

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference herein:

1.    The definitive proxy statement relating to the registrant’s 2024 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year covered by this annual report, is incorporated by reference in Part III hereof.

SEI INVESTMENTS COMPANY
Fiscal Year Ended December 31, 2023

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
SEI’s four core business segments provide outsourcing services to banks, investment advisors, investment managers and institutional investors. We serve a broad range of client types of all sizes and complexity, including 10 of the top 20 U.S. banks and 48 of the top 100 investment managers worldwide. Investments in New Businesses is a fifth segment, focused on other businesses, ventures or research and development activities intended to expand our solutions to new or existing markets.
SEI manages, advises, or administers approximately $1.4 trillion in assets. We are headquartered in Oaks, Pennsylvania and support clients globally from service centers primarily located in the United States, United Kingdom, Ireland, Canada, continental Europe, and South Africa. We were founded in 1968 and became a public company in 1981.
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
•Investing in talent. The attraction, retention, and development of diverse talent is paramount to continuing to deliver tech-forward solutions to our markets globally. We continue to evaluate opportunities to competitively position SEI as an employer of choice, including compensation, training, and development programs. We look to leverage the talent, technology, and capabilities across the company for the benefit of our clients and to expand opportunities for our employees.
•Igniting our culture. We strive to cultivate an environment where our behavior aligns with our corporate values of courage, integrity, collaboration, inclusion, connection, and fun. Our focus on promoting flexibility and work/life integration for our employees, acting with a sense of urgency, and encouraging and rewarding positive risk-taking and productive debate enable us to deliver world-class service and solutions for our clients.
Business Model
Our growth strategies are anchored in our proven business model. We pursue growth by focusing on four critical elements: turning challenges into opportunities, driving mutual growth, meaningfully engaging clients and employees, and leveraging our financial strength.
•Turn challenges into opportunities. For more than 55 years, we have delivered solutions that anticipate and address complex business challenges. We balance our investments over the short, medium and long term to serve existing clients, enhance existing solutions, develop new capabilities, expand markets, and keep an eye toward the future to deliver new sources of growth.
•Drive mutual growth. We focus on the long term, helping our clients more intelligently deploy their capital and achieving sustainable growth by delivering enterprise-wide platforms to the markets we serve. We are growing the business through new-name sales, cross-sales, and solution delivery, as well as entering adjacent markets by delivering existing and new solutions. To enhance our capabilities, scale our competitive presence, or enable strategic growth, we pursue selective acquisitions.
•Engage clients and employees. We foster an open, collaborative, client-first culture to nurture a talented and engaged workforce, forge intimate, enduring client relationships, be a thought leader in the markets we serve, and craft “win-win” pricing models. We believe SEI’s long-lasting client relationships—some of which span decades—are fundamental to enhancing SEI’s financial strength.
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
Other Competitive Advantages
Our experience in delivering technology and investment solutions, market leadership position, industry expertise, operational footprint, and proven business model serve as competitive advantages. Other key advantages include:
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
•Business continuity planning and disaster recovery exercises continue to reinforce our preparedness. Our products and services are enabled by SEI’s information technology infrastructure and supported by onsite employees. We also maintain and regularly exercise enterprise-wide business continuity tests. During the pandemic-driven shutdown of onsite operations, we were able to maintain operational integrity for clients and seamlessly transition to a remote work environment for our global workforce. More recently, we were able to welcome back our workforce to our offices without disruption to our clients. This flexibility enables us to adapt sales and client-onboarding processes for virtual engagement, delivery, and operations.

•We are committed to bringing new solutions to our markets. We develop and nurture new business initiatives that we believe present opportunities for longer-term growth. An important component to achieving our growth goals is solidifying the foundation from which we launch new businesses that can contribute to our success. In order to consistently generate new business ideas, test, and launch them, our Investments in New Businesses segment explores opportunities to incubate and accelerate those new ideas and cultivate innovation that drives top-line growth. Our Corporate Development team focuses on the development, execution, and integration of potential strategic transactions to accelerate growth.
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
Our platforms also include technology and operationally-enabled investment service capabilities for a broad range of traditional and alternative investments, delivered as unbundled product components for front, middle, and back offices. Capabilities include advanced technologies for data management and analytics, fund and investment accounting, administration, global regulatory and compliance services, investor servicing, and client reporting.
We also offer investment operations capabilities for family offices in the United States, including technology and outsourced services that support the accounting, investment management, and reporting functions for family offices, private banks, private wealth advisors, and alternative asset managers.
•Asset management
We provide comprehensive solutions for managing personal and institutional wealth. These solutions include investment strategies, customized asset management programs, and SEI-sponsored and third-party investment management products, as well as other consultative, operational, and technology components. We offer these solutions to wealth managers, investment advisors, and other financial intermediaries as part of a comprehensive asset management program for their investors, as well as directly to institutional investors and ultra-high-net worth investors.
Investment management programs include strategies customized to support an investor’s organizational or personal objectives, risk tolerances and other considerations. A typical long-term personal investor may have a series of goals, each with a specific investment strategy, appropriately diversified both globally and by asset class. Investment strategies are typically implemented with investment products that include mutual funds, collective investment products, ETFs, alternative investments and separately-managed accounts. Through our wholly-owned subsidiaries, we serve as sponsor, administrator, transfer agent, investment advisor, distributor, and shareholder servicer for many of these products.
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
Revenues for investment processing services include application software services, business process outsourcing services, professional services, and transaction-based services. These revenues are recognized in Information processing and software servicing fees on the accompanying Consolidated Statements of Operations. Application and business process outsourcing revenues are earned from monthly fees for contracted Software as a Service (SaaS) and Platform as a Service (PaaS) services. Revenues are based upon the type and number of investor accounts serviced or as a percentage of the market value of the clients’ assets processed. Professional services revenues are earned from contracted, project-oriented services, including client implementations. Transaction-based revenues are earned primarily from commissions earned on securities trades executed on behalf of clients through one of our investment processing platforms.

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
•Investment management platforms provide comprehensive solutions for managing personal and institutional wealth. These platforms include goals-based investment strategies; SEI-sponsored and third-party investment products, including ETFs, mutual funds, collective investment products, alternative investment portfolios, and separately managed accounts; and other market-specific advice, technology, and operational components.
As of December 31, 2023, we managed $342.7 billion in assets including:
•$175.5 billion invested in fixed-income and equity funds and separately managed account programs;
•$156.4 billion invested in collective trust fund programs; and
•$10.8 billion invested in liquidity or money market funds.
An additional $89.3 billion in assets is managed by our unconsolidated affiliate LSV Asset Management (LSV), a registered investment advisor (RIA) that specializes in value equity management for its clients.
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
Human Capital
Our talented workforce is the key to our ability to serve our clients globally. At January 31, 2024, we had 5,061 full-time and 28 part-time employees.
Employee unions do not represent any of our employees.
Diversity, Equity, and Inclusion
SEI strives to create an environment where employees, clients, and strategic partners feel welcomed, heard, valued, and respected. We are committed to ensuring that no element of anyone’s diverse identity impedes them from accessing the opportunities and resources they need to achieve their fullest potential. Our community connects people, regardless of their race, sex, gender, religion, ethnicity, national origin, sexual orientation, dis/Ability, life experience, and viewpoints. We ask our employees to bring their whole selves to work because their talent, knowledge, experiences, and perspectives are core to what makes SEI so special and drives our company’s success. We ask them to have the courage to challenge convention and take risks, so we can unlock new opportunities to build brave futures—for our clients, our communities, and ourselves.
Our core principles of diversity, equity, and inclusion (DEI) work stem from the company’s inherent desire to welcome, respect, value and care for all individuals in our SEI community on a human level, in their collective and unique identities.
In 2022, we formed our Diversity & Inclusion Council, made up of colleagues and leaders from across the company who are passionate about DEI and share the goal of working as a group to help shape initiatives and hold SEI accountable to action. Since its formation, the Diversity & Inclusion Council has undertaken numerous initiatives:
•We launched a multiyear initiative to continue our efforts for DEI. CEO Ryan Hicke joined more than 2,200 CEOs and presidents in signing the CEO Action for Diversity & InclusionTM, pledging to “ACT ON” and supporting a more inclusive workplace for employees, communities, and society at large.
•We joined the DEI committee of the Investment Company Institute, the leading association representing regulated investment funds, and we align our DEI work with their DEI framework.
•We contributed to and partnered with nonprofit organizations focused on global diversity and creating opportunities for youth of color.
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
We are committed to making as much of an investment in recruiting from our current staff as we do recruiting outside our walls. By moving around our company through a formalized internal mobility program, employees gain experience, skills, perspective, and knowledge about SEI to help drive their professional growth.
Our Design Thinking program, which aims to foster employee creativity and innovation, provides an in-depth immersion into the core methodology of design thinking, as well as the opportunity to immediately apply the mindset and tools and take this learning to everyday practices. The Gallup© CliftonStrengths assessment program also continues to help employees understand and build upon their unique strengths and develop as leaders.
Leadership Development
Women’s Development Series: With the continued focus and need to ensure gender diversity within all levels at SEI, our 11-week cohort provided a balance of learning sessions, networking, and discussion circles with a focus on the growth and development of women at SEI.
Manager Offsite: In partnership with St. Joseph’s University, we launched a two-day immersive leadership development experience facilitated by their faculty on their campus. This program is comprised of 30 managers throughout the organization that have been in their role for at least five years and have taken part in our Manager Series class offerings. Through panel discussions, lecturettes, networking, and teambuilding, the topics covered during the offsite include leading through change, conflict management, and inclusive leadership.
Emerge Program: Formerly the “5-15 Leadership Program,” Emerge brings together emerging and experienced leaders from across SEI, to learn, grow, and be challenged to think differently about the future of our business. Throughout each three-month program, they are given the opportunity to learn from each other, grow together, connect across organizational functions, gain exposure to executive management, and develop a leadership mindset–all while working on key SEI business topics.
Connected Leaders Academy: As part of SEI’s commitment to fostering an inclusive culture, we partnered with McKinsey’s Connected Leaders Academy to offer accelerated development opportunities to diverse talent. The goal of the Connected Leaders Academy is to accelerate the progression of leaders in our organization.
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
•SEI Black Professionals Network: Fosters positive change and supports the advancement of Black professionals
•SEI Cares: Sponsors and identifies volunteer opportunities and awareness events and oversees an employee-led 501(c)(3) organization
•SEI enABLE: Provides resources and support for individuals who identify as and/or who support individuals who identify as Neurodivergent and/or as a person with dis/Abilities (PWD)
•SEI Green Team: Provides environmental education focused on creating a sustainable future
•SEI Pride: Supports SEI's LGBTQ+ community
•SEI Salutes: Supports veterans and their families in the transition from military service to civilian life
•SEI Women’s Network: Seeks to inspire and support the professional growth of women both at SEI and beyond
•Somos SEI: Honors Hispanic and Latin Americans
•Wellness Team: Promotes employees’ physical, financial, and social well-being
Workplace Health and Safety
The health and safety of our global workforce remains a top priority. Our Security and Life Safety committee coordinates activities to train staff in mental health first aid, management of aggressive behavior, the administration of naloxone, CPR, first aid, and AED use. We have a minimum of one AED per building at our corporate headquarters, and our kitchens include first aid cabinets. SEI also offers its employees access to a range of health and wellness benefits through our employee total rewards and assistance programs. The “Safe Secure SEI” program helps facilitate a consistent health and safety approach and communication strategy globally. Our global offices participate in corporate programs where applicable.
Sustainability
We know that our clients’ goals may often consider how ESG considerations could impact their business risk and results, and position them for future growth. We continue to formalize and build upon our efforts.
Sustainable Investing
We understand that ESG factors could have material impacts on the financial performance of an investment, thereby affecting investors’ ability to take advantage of opportunities, manage risk, and achieve their desired investment goals. We approach sustainable investing with the same curiosity and conviction that have enabled our success for more than 55 years.
We have incorporated an in-depth analysis of each of our manager’s sustainable investing capabilities into our manager research process. Every firm and investment strategy considered for our platform undergoes an ESG due diligence review and receives an ESG score of strong, moderate, limited, or weak, determined by SEI. These ESG ratings are one of many factors available to SEI’s Portfolio Management team when selecting managers; however, there is no minimum ESG score a firm or strategy must meet to be selected for a portfolio that does not have an express sustainable investing mandate. The degree to which ESG considerations affect our decisions varies and is considered on a case-by-case basis.
In addition to integrating sustainability into our investment research and processes, we aim to bring dedicated sustainable investment solutions to our clients through investment products and customized solutions. We also continue to introduce tools for our clients to use in building portfolios for their clients that meet their desired sustainability goals.
As active owners of our investments, we seek to utilize our voice to influence investment managers and investee companies to act in the best interests of our clients through manager engagement, shareholder engagement, and proxy voting. We also act at the direction of our clients to fulfill their individual sustainability goals for their investments.
Corporate Social Sustainability
We believe that our business should be conducted in a manner that achieves sustainable growth and demonstrates a commitment to corporate responsibility. Each of our company’s employee-led resource groups also contributes to SEI’s CSR efforts by engaging, educating, and supporting employees through grassroots programs focused on philanthropy and volunteerism, diversity, environmental sustainability, military and veterans support, women’s empowerment, and wellness.
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
Institutional Investors – Provides Outsourced Chief Investment Officer solutions, including investment management and administrative outsourcing platforms to retirement plan sponsors, healthcare systems, higher education and other not-for-profit organizations worldwide;
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

The percentage of consolidated revenues generated by our business segments for the last three years was:

	2023	2022	2021
Private Banks	26%	29%	26%
Investment Advisors	23%	23%	25%
Institutional Investors	15%	16%	18%
Investment Managers	35%	31%	30%
Investments in New Businesses	1%	1%	1%
	100%	100%	100%
Private Banks
We provide investment processing outsourcing solutions to institutional and private-client wealth managers across a global wealth management marketplace, including banks, trust companies, independent wealth advisers, investment advisors, financial planners, and other financial services firms. Clients include 10 of the top 20 U.S. banks, as well as several financial institutions whose relationships span decades with SEI.
Our solutions are designed to provide the advanced operating infrastructure, technologies, and operational and administrative capabilities that are vital to the success of wealth management organizations, helping them achieve their business objectives, manage change and complex operations, replace legacy platforms, comply with regulations, and deploy capital more effectively.
Our investment processing services are enabled by the SEI Wealth PlatformSM (SWP) and its predecessor, TRUST 3000®. SWP offers a modern, fully-integrated, single infrastructure solution that integrates technology, operational outsourcing, and asset management. Capabilities span the front, middle, and back office and are designed to support a diverse mix of investors, accounts, and asset types, including portfolio management, client administration, accounting, and investment processing. SWP’s open architecture also allows for technology integrations with other SEI capabilities and client systems to enable an integrated and seamless private banking and wealth management experience.
Investment processing platforms are offered in Software-as-a-Service (SaaS) or Platform-as-a-Service (PaaS) delivery modes. SaaS includes investment processing software and information processing services. PaaS includes software and information processing services, as well as business processing outsourcing services, including back and middle-office operations, accounting, and custodial services.
Contracts for TRUST 3000® and SWP services generally range from five to seven years. As of December 31, 2023, we had significant relationships with 109 clients, including TRUST 3000® relationships with 40 bank and trust institutions in the United States, and SWP relationships with 69 signed banks, independent wealth advisers and other wealth managers located in the United Kingdom and the United States.
Our competitors include in-house information technology organizations, as well as wealth management technology service providers such as Fidelity National Information Services, Inc. (FIS), Fi-Tek, SS&C Innovest, FNZ UK Ltd. and Avaloq.
This segment also provides investment management programs to wealth managers and financial services intermediaries in North America, Europe, and Asia. These programs leverage more than four decades of experience with manager research and advice, asset allocation, and portfolio construction. We believe that we can provide flexible and better solutions and quicker speed to market through outsourcing. We deliver active, factor-based, and passively managed solutions to give firms the ability to focus on their clients while implementing and maintaining consistent, efficient processes that help them grow their businesses and manage risk.
As of December 31, 2023, we have asset management distribution relationships in this segment with banks, wealth managers, and other financial services firms, including 92 clients who had at least $5.0 million each in customer assets invested in our programs. We primarily serve clients and their investors in the United States, Canada, the United Kingdom, continental Europe, Hong Kong, and Singapore. We compete with various other providers depending on the prospective client’s domicile and business requirements. Competitors may include in-house investment teams and global asset management firms, such as Russell Investment Group and BlackRock.
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

Advisors are responsible for the investor relationship, including financial plan creation, investment strategy implementation, and customer education and servicing. We provide advisors with a flexible operating platform offering a complete end-to-end business, technology and operational solution with capabilities across the front, middle, and back office, including:
•Technology and Administrative Services. Enabled by the SEI Wealth Platform, these services include front-office investment management and end-investor collaboration capabilities, middle-office administrative outsourcing, and back-office processing and custody services.
•Customized Investment Management Programs. We provide advisors with an array of investment programs to customize portfolios for their personal or institutional investors. Our wealth and investment programs are designed to be attractive to affluent or high-net-worth individual investors and small to medium-sized institutional retirement plans.
These programs include goals-based strategies, SEI-sponsored mutual fund models, separately-managed account programs, and curated third-party investment products, including ETFs. Additionally, we offer specialized investment strategies focused on an investor’s needs across their life and wealth cycle, such as strategies designed to optimize tax-efficiency or income distribution. Advisors may also use models and funds of their own selection.
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
We primarily serve retirement plan sponsors, healthcare systems, higher education, not-for-profit organizations, and other institutional asset owners in the United States, Canada, the United Kingdom, continental Europe, South Africa, and East Asia.
SEI’s Outsourced Chief Investment Officer (OCIO) platform supports institutional investors who delegate investment management decisions through a flexible implementation model. Investors outsource some or all investment management functions based on their preferred governance structure, business needs, and financial objectives. Our Unbundled OCIO platform supports internal investment teams through SEI NovusSM, a global portfolio intelligence tool, and SEI’s comprehensive investment processing, shadow accounting, and data and workflow management.
We acquired Atlas Master Trust from Capita in 2021 and National Pensions Trust from its parent company XPS Pensions Group in 2023 to expand our competitive presence in the United Kingdom’s growing market for institutional investor services.
We compete with various other providers depending on the prospective client’s national jurisdiction, business type, size, complexity and unique requirements. Competitors for OCIO services at larger institutional investors may include global advisory firms offering fiduciary management services such as Aon Hewitt and Willis Towers Watson, as well as with asset management firms like Mercer and Russell Investments. We also compete with numerous investment-management firms, including regional or boutique firms with an industry specialization. Competitors for Unbundled OCIO services include data analytics software firms and investment data management providers.
Fees are primarily earned as a percentage of average assets under management calculated using the average of the four-month ending balances preceding the billing date. At December 31, 2023, we had relationships with 558 institutional clients, which includes clients of SEI Novus.

Investment Managers
We provide investment operations outsourcing solutions to alternative and traditional investment managers, fund companies, sovereign wealth funds and family offices across a global investment management marketplace. Our solutions provide the advanced operational infrastructure, technologies, and skills critical to our clients’ success, enabling their ability to navigate constantly evolving markets and increasingly complex business challenges. Our clients include asset owners and a diverse, sophisticated group of alternative, traditional, and hybrid investment managers including 48 of the top 100 managers worldwide.
We believe clients select our integrated operational infrastructure and solutions because they are scalable, flexible and can effectively support their diverse and often bespoke business needs across multiple product types and structures, investment strategies, and asset classes. SEI has a global operating footprint which enables us to service funds in all major jurisdictions. Our outsourcing solutions accommodate investment managers of all sizes and complexities, from the unique needs of emerging and start-up managers to the complex needs of global, multi-asset hybrid managers.
Our capabilities include data and information management and analytics; investment operations; regulatory and compliance support; fund administration, fund accounting and depository services; investor reporting; distribution support; and middle office services. We offer trustee, investment management, and administration services for collective investment trusts (CITs), serving the U.S. retirement market.
We help our clients view their business in a comprehensive and integrated way, providing insight into potential risks and giving them increased control over their business results. Addressing the continuously evolving and complex global regulatory environment, we offer our clients regulatory support services, allowing them to aggregate data and meet increasingly stringent reporting deadlines.
Our clients are able to manage assets in almost any manner they are required, including hedge funds, private equity funds, private debt funds, business development companies (BDCs), real estate funds, open-ended and closed-ended mutual funds, interval and tender offer funds, separate accounts, ETFs, CITs, auction funds, UCITS, and other offshore vehicles. We support fund structures using standalone private or public fund vehicles or leveraging our SEC-registered U.S. ’40 Act series trust platform, The Advisors’ Inner Circle Fund®.
We offer a comprehensive suite of technology- and operationally-enabled services for ultra-high-net-worth families, their trusted advisors, and the institutions who serve the family office market. Enabled by SEI's Archway PlatformSM, we handle complex partnership, portfolio, and corporate accounting alongside bill payment, investment management, and multi-asset class data aggregation for alternative and traditional investment portfolios. Our family office services are designed to help family offices and their advisors serve the ultra-high-net-worth community in a more efficient manner.
We believe the competitive environment in which we operate will continue to focus on capabilities other than just portfolio investment expertise. With that in mind, we offer managers solutions to help them gain scale and efficiency, run their businesses more intelligently through data analytics and intuitive online dashboards, and allow them to be more responsive to regulatory, investor, and intermediary needs. We will continue to add new asset managers, asset owners, family offices, and private wealth advisors as clientele, and grow our existing client relationships while expanding into new markets.
Contracts for the outsourcing services we provide generally have terms ranging from three to five years, and fees are earned primarily as a percentage of assets under management and administration. In addition, a portion of the revenues for this segment is earned as account servicing fees. As of December 31, 2023, we had relationships with 545 investment management companies, alternative investment managers, family offices and private wealth advisors.
Our competitors vary according to the asset class or solutions provided and the domiciles in which they operate. They include State Street, BNY Mellon, Northern Trust, SS&C Technologies, and Citco.
Investments in New Businesses
The Investments in New Businesses segment represents other business ventures or research and development activities intended to expand our solutions to new or existing markets, including ultra-high-net-worth families who reside in the United States.
This segment also includes costs associated with managed security services through SEI Sphere, the modularization of larger technology platforms, and a family wealth management solution offering flexible family-office type services through a highly personalized solution utilizing a goals-based planning process. Reported in this segment is also our recent acquisition of Altigo, a cloud-based technology platform that provides inventory, e-subscription, and reporting capabilities for alternative investments.

Research and Development
We continue to devote significant resources to research and development, including expenditures for new technology platforms, enhancements to existing technology platforms and new investment products and services. Our research and development expenditures for the last three years were:

(all dollar amounts in thousands)	2023	2022	2021
Research and development expenditures	$137,492	$144,459	$168,519

Capitalization of costs incurred in developing computer software	$33,958	$35,293	$26,037

Research and development expenditures as a percentage of revenues	7.2%	7.3%	8.8%
The majority of our research and development spending is related to adding capabilities to the SEI Wealth Platform (SWP) and the development of a new platform for the Investment Managers segment. SWP is the technology infrastructure for the business solutions now being marketed and delivered to clients in the United States and the United Kingdom served by the Private Banks segment. SWP also is the technology infrastructure for the business solutions now being marketed and delivered to clients in the United States served by the Investment Advisors segment. We believe the advanced capabilities of SWP will enable us to significantly extend and enhance the services we offer to clients and expand SEI’s addressable markets.
The decline in research and development expenditures in 2023 and 2022 was primarily due to decreased spending related to the One SEI strategy to modularize and leverage technologies across the company. Research and development expenditures as a percentage of revenues in 2022 was impacted by one-time early termination fees of $88.0 million recorded during the first quarter 2022 from a significant investment processing client of the Private Banks segment. Excluding this one-time fee, research and development expenditures as a percentage of revenues in 2022 would have been 7.6%.
Research and development expenditures are included in Compensation, benefits and other personnel and Consulting, outsourcing and professional fees on the accompanying Consolidated Statements of Operations.
Marketing and Sales
Our business platforms are directly marketed to potential clients in our target markets. At January 31, 2024, we employed approximately 100 sales representatives who operate from offices located throughout the United States, Canada, the United Kingdom, continental Europe, South Africa, Asia, and other locations.
Customers
In 2023, no single customer accounted for more than 10% of revenues in any business segment.
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
Risks Related to Our Business Model
Our revenues and earnings are affected by changes in capital markets and significant changes in the value of financial instruments. A majority of our revenues are earned based on the value of assets invested in investment products that we manage or administer. A decrease in the value of these assets, whether due to general market movements or as a consequence of various products’ unique investment performance, would cause a decline in our assets under administration or management, and a corresponding decline in our revenue and earnings. And, in certain investment programs, a portion of our clients’ cash is swept into insured deposit accounts at third party banks on which we earn fees, which fees may be significant. A material change in interest rates could affect our profitability. Significant fluctuations in securities prices may also influence an investor’s decision to invest in and maintain an investment in a mutual fund or other investment products. Declining or adverse economic conditions and adverse changes in investor, consumer and business sentiment generally result in reduced business activity, which may decrease the demand for our products and services. Geopolitical events, market volatility, illiquid market conditions and other disruptions in the financial markets may make it extremely difficult to value or monetize certain financial instruments, particularly during periods of market displacement. Subsequent valuations of financial instruments in future periods, in light of factors then prevailing, may result in significant changes in the value of these instruments. Additionally, periods of extreme market dislocation may require us to monetize our assets or those of our clients at a significant loss. As a result, our revenues and earnings derived from assets under management or administration, or our profitability or value as a firm, could be adversely affected.
We are exposed to product development risk. We continually strive to increase revenues and meet our customers' needs by introducing new products and services as well as maintaining and improving our existing products and services. As a result, we are subject to product development risk, which may result in loss if we are unable to develop and deliver products to our target markets that address our clients' needs, that are developed on a timely basis, or that reflect an attractive value proposition. We are also subject to the risk that new products and solutions we develop may not function as expected or may be prone to error or disruption, which may result in material losses or harm to our reputation and ability to market such solutions. The majority of our technology product development risk pertains to the evolution of the SEI Wealth PlatformSM, TRUST 3000®, our platform for the Investment Managers segment, and our other proprietary technology platforms.
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
Increased competition on the basis of any of these factors could have an adverse impact on our competitive position resulting in a decrease in our revenues and earnings. Additionally, the trend toward direct access to automated, electronic markets will likely continue as additional markets move to more automated trading platforms. We have experienced and will likely continue to experience competitive pressures in these and other areas in the future.
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
External factors affecting the fiduciary management market could adversely affect us. The utilization of defined benefit plans by employers in the United States, Canada and the United Kingdom has been steadily declining. A number of our clients have frozen or curtailed their defined benefit plans resulting in decreased revenues and earnings related to this market segment. We have also experienced increasing fee sensitivity and competition for certain fiduciary management services due to investor preferences toward lower-priced investment products including passive management approaches. The current growth strategies of our Institutional Investors segment include entering new global markets and placing greater emphasis on defined contribution and not-for-profit organizations fiduciary management sales opportunities. These strategies may not be successful in mitigating the impact of lower revenues and earnings caused by these external factors which could adversely affect our revenues and earnings.
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
The trend toward direct access to automated, electronic markets and the move to more automated trading platforms has resulted in the use of increasingly complex technology that relies on the continued effectiveness of the programming code and integrity of the data to process the trades. We rely on the ability of our employees, our consultants, our internal systems and third-party systems to operate our different businesses and process a high volume of transactions. Unusually high trading volumes or site usage could cause our systems to operate at an unacceptably slow speed or even fail. Disruptions to, destruction of, instability of or other failure to effectively maintain our information technology systems or external technology that allows our clients and customers to use our products and services could harm our business and our reputation. There can be no assurance that our business contingency and security response plans fully mitigate all potential risks to us.
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
As a major financial services firm, we are subject to extensive regulation by U.S. federal and state regulatory agencies and securities exchanges and by regulators and exchanges in each of the major markets where we conduct our business. Our parent company, SEI Investments Company, is regulated by the FFIEC as a significant service provider to the financial industry and subject to SEC oversight as a publicly traded company. Our various business activities in the United States are conducted through entities such as an investment advisor, broker-dealer, commodity pool operator, transfer agent, investment company, national bank and trust company which may be registered with or regulated by the SEC, FINRA, CFTC, NFA, DOL, OCC, and the PA Department of Banking. In addition, some of our foreign subsidiaries are registered with, and subject to the oversight of, regulatory authorities primarily in the United Kingdom, Ireland, Canada, Luxembourg, South Africa, and the Cayman Islands. Many of our clients are subject to substantial regulation by federal and state banking, securities, insurance or employee benefit authorities. Compliance with existing and future regulations, responding to and complying with regulatory activity (new requirements, examinations and supervisory activity) affecting our financial intermediary clients and their service providers could have a significant impact on our operations or business or our ability to provide certain products or services.
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
In the United States, the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001 and the Anti-Money Laundering Act of 2020, imposes significant obligations on financial institutions to detect and deter money laundering and terrorist financing activity, including requiring banks, bank holding companies and their subsidiaries, broker-dealers, futures commission merchants, introducing brokers and mutual funds to implement anti-money laundering programs, verify the identity of customers that maintain accounts, and monitor and report suspicious activity to appropriate law enforcement or regulatory authorities. Outside the United States, applicable laws, rules and regulations similarly require designated types of financial institutions to implement compliance programs to address regulatory requirements related to money laundering, financial crime and the financing of terrorist activities. Failure to implement comprehensive anti-money laundering programs across our globally-regulated businesses poses regulatory risk including fines for noncompliance.
We are also subject to sanctions, such as regulations and economic sanctions programs administered by the U.S. government, including the U.S. Treasury Department’s Office of Foreign Assets Control (OFAC) and the U.S. Department of State, and similar sanctions programs imposed by foreign governments or global or regional multilateral organizations. In addition, we are subject to anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, in the jurisdictions in which we operate. Anti-corruption laws generally prohibit offering, promising, giving or authorizing others to give anything of value, either directly or indirectly, to a government official or private party in order to influence official action or otherwise gain an unfair business advantage, such as to obtain or retain business. We can incur higher costs and face greater compliance risks in structuring and operating our businesses to comply with these requirements. Furthermore, a violation of a sanction or embargo program or anti-corruption or anti-money laundering laws and regulations could subject us and our subsidiaries, and individual employees, to regulatory enforcement actions as well as significant civil and criminal penalties.
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
A failure to address conflicts of interest appropriately could adversely affect our business and reputation. As a global financial services firm that provides products and services to a diversified group of clients, including public and private entities, financial institutions and individuals, we face potential conflicts of interest in the normal course of business. For example, potential conflicts can occur when there is a divergence of interests between us and a client, among clients, between an employee on the one hand and us or a client on the other, or situations in which we may be a creditor of a client. Moreover, we utilize multiple business channels, including those resulting from our acquisitions, and continue to enhance the collaboration across business segments, which may heighten the potential conflicts of interest or the risk of improper sharing of information. We have policies, procedures and controls that are designed to identify and address potential conflicts of interest, and we utilize various measures, such as the use of disclosure, to manage these potential conflicts. However, identifying and mitigating potential conflicts of interest can be complex and challenging and can become the focus of media and regulatory scrutiny. It is possible that potential conflicts could give rise to litigation or enforcement actions, which may lead to our clients being less willing to enter into transactions in which a conflict may occur and could adversely affect our businesses and reputation.
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
Notwithstanding evolving technology and technology-based risk and control systems, our products and services ultimately rely on people, including our employees and those of third-parties with which we conduct business. As a result of human error or engagement in violations of applicable policies, laws, or procedures, certain errors or violations are not always discovered immediately by our controls, which are intended to prevent and detect such errors or violations. These can include calculation or input errors, inadvertent or duplicate payments, errors in software or model development or implementation, or errors in judgment, as well as intentional efforts to disregard or circumvent applicable policies, laws, rules or procedures. Human errors and malfeasance, even if promptly discovered and remediated, can result in material losses and liabilities for us.
We have devoted significant resources to develop our risk management capabilities and expect to continue to do so in the future. Nonetheless, our risk management strategies, models and processes, including our use of various risk models for assessing market, credit, liquidity and operational exposures and other analysis, may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk, including risks that are unidentified or unanticipated.
The primary responsibility for the management of operational risk is with the business segments; the business managers maintain processes and controls designed to identify, assess, manage, mitigate and report operational risk. Oversight of operational risk is provided by the Enterprise Risk Management function, the Enterprise Risk Committee, legal entity boards, jurisdictional risk officers, committees and senior management. This governance structure may not adequately assess or address operational risk, which could lead to significant financial loss and reputational harm.
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
Competition from within the financial services and technology industries and from businesses outside the financial services and technology industries for qualified employees has often been intense. Employment markets continue to grow in competitive intensity leading to higher costs.
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
The extent to which an event negatively affects our businesses, results of operations and financial condition, as well as its regulatory capital and liquidity ratios, will depend on future developments that are uncertain and cannot be fully predicted, including:
•the ultimate scope and duration of the event;
•the effectiveness and acceptance of vaccines, other treatments, and their availability in certain regions;
•actions taken by governmental authorities and other third parties in response to the event; and
•the effect that the event may have on the pace of economic growth, inflation and the cost of the labor market.
Increased geopolitical unrest and other events could adversely affect the global economy or specific international, regional and domestic markets, which may cause our revenue and earnings to decline. Geopolitical risks, including those arising from trade tension and/or the imposition of trade tariffs, European fragmentation, military conflicts and terrorist activity, political conflict and economic sanctions involving Russia, China and other countries, as well as acts of civil or international hostility, are increasing. In particular, the military conflict between Russia and Ukraine, the war between Israel and Hamas in the Gaza region, and the attacks on Western military and commercial targets in the Middle East and related reprisals, have resulted in and may continue to increase geopolitical instability and adversely affect the global economy or specific markets, which could continue to have an adverse impact or cause volatility in the financial services industry generally or on our results of operations and financial conditions. In addition, these geopolitical tensions can cause an increase in volatility in commodity and energy prices, creating supply chain issues, and causing instability in financial markets. Sanctions imposed by the United States and other countries in response to such conflict could further adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others, could exacerbate market and economic instability. While we do not have any operations in Russia or any clients with significant Russian operations and we have minimal market risk related to securities of companies either domiciled or operating in Russia, the specific consequences of the conflict in Ukraine and its potential spread on our business is difficult to predict at this time. In addition to inflationary pressures affecting our operations, we, and the infrastructure we rely upon, may also experience an increase in cyberattacks against us and our third-party service providers from Russia or its allies. Any such events, and responses thereto, may cause significant volatility and declines in the global markets, disruptions to commerce (including to economic activity, travel and supply chains), loss of life and property damage, and may adversely affect the global economy or capital markets, as well as our products, clients, vendors and employees, which may cause our revenue and earnings to decline. Our exposure to geopolitical risks may be heightened to the extent such risks arise in countries in which we currently operate or are seeking to expand our presence.
Climate change concerns and incidents could disrupt our businesses, adversely affect the profitability of certain of our investments, adversely affect client activity levels, adversely affect the creditworthiness of our counterparties, or damage our reputation. There continues to be increasing concern over the risks of climate change and related environmental sustainability matters. Climate change may cause extreme weather events that disrupt operations at one or more of our or our customer’s or client’s locations, which may negatively affect our ability to service and interact with our clients, and also may adversely affect the value of certain of our investments, including our real estate investments. Climate change, as well as uncertainties related to the transition to a lower carbon dependent economy, may also have a negative impact on the financial condition of our clients, which may decrease revenues from those clients and increase the credit risk associated with loans and other credit exposures to those clients. Additionally, our reputation and client relationships may be damaged as a result of our involvement, or our clients’ involvement, in certain industries or projects associated with causing or exacerbating climate change, as well as any decisions we make to continue to conduct or change our activities in response to considerations relating to climate change.
New regulations or guidance relating to climate change and the transition to a lower carbon dependent economy, as well as the perspectives of legislative bodies, shareholders, employees and other stakeholders regarding climate change, may affect whether and on what terms and conditions we engage in certain activities or offer certain products, as well as impact our business reputation and efforts to recruit and retain employees and customers. The risks associated with, and the perspective of regulators, governments, shareholders, employees and other stakeholders regarding, climate change are continuing to evolve rapidly, which can make it difficult to assess the ultimate impact on us of climate change-related risks and uncertainties.
We are subject to risks relating to environmental, social, and governance (ESG) matters that could adversely affect our reputation, business, financial condition, and results of operations, as well as the price of our stock. We are subject to increasing scrutiny from clients, investors, regulators, elected officials, shareholders and other stakeholders with respect to ESG matters. Our various stakeholders hold diverse and often conflicting views on ESG topics, including the role of ESG in the investment process. This increases the risk that any action or lack thereof with respect to ESG matters will be perceived negatively by at least some stakeholders. Views on ESG practices, particularly those related to climate issues, have also become political issues, which can amplify these risks. Any adverse publicity or reaction in connection with ESG issues could damage our reputation, ability to attract and retain clients and employees, compete effectively, and grow our business.
A growing interest on the part of investors and regulators in ESG factors, and increased demand for, and scrutiny of, ESG-related disclosures by companies and asset managers, has increased the risk that we could be accused of making inaccurate or misleading statements regarding our ESG efforts or initiatives, commonly referred to as “greenwashing.” Further, certain government officials have suggested that ESG-related investing practices may result in breaches of fiduciary duty or violations of law, including antitrust laws. Such perceptions or accusations could damage our reputation, result in litigation or regulatory enforcement actions, and adversely affect our business. Regardless of the outcome of any governmental enforcement or litigation matter, responding to such matters is time-consuming and expensive and can divert the attention of senior management.
Certain U.S. states have adopted laws or regulations that provide that asset managers that have adopted policies that restrict investing in certain industries or sectors, such as traditional energy, may not be permitted to manage money belonging to these states and their pension funds. If such a state deems our policies to contain such restrictions, whether accurate or not, it could impair our ability to access capital from certain clients and investors.
A lack of harmonization globally in relation to ESG laws and regulations leads to a risk of fragmentation across global jurisdictions. This may create conflicts across our global business, which could impact our competitiveness in the market and damage our reputation resulting in a material adverse effect on our business.
We may, from time to time, communicate certain initiatives, targets, or goals regarding environmental matters, diversity, responsible sourcing, or other ESG matters. These initiatives, targets, or goals could be difficult and expensive to implement, and we may not be able to accomplish them within the timelines we announce or at all. Our reputation, business, financial performance, and growth could be adversely affected if stakeholders react negatively to the targets or goals that we set, or if our ESG-related data, processes, and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to ESG targets or goals.
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Cybersecurity risk management is an important part of our overall risk management efforts. Our industry is prone to cybersecurity threats and attacks, and we regularly experience cybersecurity incidents of varying degrees. At any given time, we face known and unknown cybersecurity risks and threats that are not fully-mitigated, and we discover vulnerabilities in our Cybersecurity Program. We continuously work to enhance our Cybersecurity Program and risk management efforts. As of the date of this report, we are not aware of any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations and financial condition.
We use a risk management framework based on applicable laws and regulations, and informed by industry standards and industry-recognized practices, for managing cybersecurity risks within our products and services, infrastructure, and corporate resources. This risk management framework is implemented through our Cybersecurity Program. Our Cybersecurity Program is designed to provide a framework for assessing the potential threats to the security and integrity of our systems, networks, databases, applications, electronic information and intellectual property and developing appropriate defenses based on these assessments. We routinely invest to develop and implement numerous cybersecurity programs and processes, including risk management and assessment programs, security and event monitoring capabilities, detailed incident response plans, and other advanced detection, prevention and protection capabilities, including practices and tools to monitor and mitigate insider threats. We regularly assess cybersecurity risks to identify and enumerate threats to us and vulnerabilities these threats can exploit to adversely impact our business operations. In some instances, we engage third parties to conduct or assist us with conducting cybersecurity risk assessments. We have developed and implemented a security infrastructure designed to ensure infrastructure and data confidentiality, integrity, and availability.
Key components of our Cybersecurity Program include, but are not limited to, the following:
•Information Security Governance: We designed what we believe are appropriate measures, policies and procedures to ensure that information and information systems are properly protected given the nature of our businesses and the size and complexity of our organization, including our reliance on third parties;
•Organization: The Information Security team, led by the Chief Information Security Officer (CISO), is responsible for implementing and managing the Cybersecurity Program with executive oversight from the Chief Executive Officer and Chief Financial Officer, as well as oversight from our Board of Directors. Our CISO has extensive cybersecurity knowledge and skills gained from over 26 years of work experience on the information security team at SEI. In addition to the CISO’s cybersecurity experience, he has certifications in risk and information systems control along with information systems auditing;
•Cybersecurity Controls: We have implemented what we believe are appropriate preventative measures to protect SEI’s infrastructure, systems, and data. These measures include network architecture segmentation, system and platform hardening, in-transit and at-rest encryption, dynamic security awareness training, regular vulnerability scanning and penetration testing, firewalls, web proxy filtering, and multifactor authentication, all of which we constantly evaluate and upgrade as we believe is needed based on our risk assessments;
•Managed Detection and Response: Our security operations center’s uninterrupted monitoring processes utilize tools such as network and host-based intrusion detection systems, endpoint detection and response technology, distributed denial of service detection and mitigation service, and centralized security and information event management (SIEM). These efforts are further supplemented by signals operations and threat hunting that provide the incident responders the ability to write custom detections to complement commercial technology controls and execute triage/analysis, threat intelligence, and response;
•Independent Audits: We are subject to industry regulatory examinations. Our internal audit function provides independent assessment and assurance on the overall operations of our Cybersecurity and Privacy Programs and the supporting control frameworks. We also engage various reputable third parties to perform independent auditing and testing as well as network and web application penetration testing;
•Risk Management Oversight: Enterprise Risk Management, through the Enterprise Risk Committee, provides independent monitoring and reporting of cybersecurity risks commensurate with our Technology Risk Program. In addition, we leverage our Third Party Risk Management, Insider Threats, Business Continuity & Disaster Recovery and Information Governance programs to supplement our Cybersecurity Program; and
•Privacy Oversight: In addition to our Enterprise Risk Management functions, our Legal and Compliance team maintains a privacy risk management program to assess, manage and report privacy risks related to how we are collecting, using, sharing, and storing user data. Our Privacy team works with our Third Party Risk and Information Security teams to manage privacy-related issues.
As part of the governance and oversight of the Cybersecurity Program, regular reporting is performed for the Legal and Regulatory Oversight Committee of our Board of Directors along with SEI’s various subsidiaries’ boards of directors. The reports include cybersecurity metrics/statistics, details of relevant events, results of testing, and overview of current threats. Should any material incidents arise, those will be timely and appropriately communicated to the relevant subsidiary's board of directors.
Additional information about cybersecurity risks we face is discussed in Item 1A of Part I, “Risk Factors,” under the heading “We are exposed to data and cyber security risks,” which should be read in conjunction with the information above.
Item 2. Properties.
Our corporate headquarters is located in Oaks, Pennsylvania and consists of ten buildings situated on approximately 134 acres. We own and operate the land and buildings, which encompass approximately 628,000 square feet of office space and 34,000 square feet of data center space. We lease other offices which aggregate 155,000 square feet. We also own a 3,400 square foot condominium that is used for business purposes in New York, New York.
Item 3. Legal Proceedings.
The Company is party to various disputes, actions and claims arising in the normal course of business that the Company does not believe are material. The Company believes that the ultimate resolution of any of these matters will not have a material adverse effect on the Company's financial position or the manner in which the Company conducts its business. Currently, the Company does not believe the amount of losses associated with these matters can be estimated. While the Company does not believe that the amount of such losses will, when liquidated or estimable, be material to its financial position, the assumptions may be incorrect and any such loss could have a material adverse effect on the Company's results of operations or the manner in which the Company conducts its business in the period(s) during which the underlying matters are resolved.
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

2023	High	Low	Dividends
First Quarter	$64.69	$53.93	$—
Second Quarter	59.87	56.10	0.43
Third Quarter	64.43	58.25	—
Fourth Quarter	64.94	52.20	0.46

2022	High	Low	Dividends
First Quarter	$64.29	$54.03	$—
Second Quarter	61.43	51.34	0.40
Third Quarter	58.96	48.90	—
Fourth Quarter	63.49	46.30	0.43
According to the records of our transfer agent, there were 202 holders of record of our common stock on January 31, 2024. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
For information on our equity compensation plans, refer to Note 7 to the Consolidated Financial Statements and Item 12 of this Annual Report on Form 10-K.

Stock Performance Graph:
The following graph shows a comparison from December 31, 2018 through December 31, 2023 of the cumulative total return for our common stock, the NASDAQ Market Index and an Industry Index, a blend of indices including 79% NASDAQ US Asset Managers and Custodians and 21% NASDAQ US Software. This information is obtained from sources believed to be reliable; however, we cannot guarantee their accuracy. Returns are based on historical performance and are not indicative of future results.

Comparison of Cumulative Total Return of SEI Investments Company, Industry Index and Nasdaq Market Index:

SEI Investments Company
NASDAQ Market Index
Industry Index
DOLLARS
$250
$225
$200
$175
$150
$125
$100
$75
2018
2019
2020
2021
2022
2023

ASSUMES $100 INVESTED ON DECEMBER 31, 2018
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDED DECEMBER 31,
Issuer Purchases of Equity Securities:
Our Board of Directors has authorized the repurchase of up to $5.578 billion worth of our common stock. Currently, there is no expiration date for our common stock repurchase program (See Note 7 to the Consolidated Financial Statements). On December 15, 2023, our Board of Directors approved an increase in the stock repurchase program by an additional $250.0 million.
Information regarding the repurchase of common stock during the three months ended December 31, 2023 is:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 2023	175,000	$53.58	175,000	$91,628,000
November 2023	625,000	56.89	625,000	56,069,000
December 2023	387,000	61.41	387,000	282,079,000
Total	1,187,000	57.88	1,187,000
(1) Average price paid per share does not include excise tax on stock repurchases.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(In thousands, except share and per-share data)
This discussion reviews and analyzes the consolidated financial condition at December 31, 2023 and 2022, the consolidated results of operations for the years ended December 31, 2023, 2022 and 2021, and other factors that may affect future financial performance. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report.
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
Overview
Consolidated Summary
SEI delivers technology and investment solutions that connect the financial services industry. With capabilities across investment processing, operations, and asset management, SEI works with corporations, financial institutions and professionals, and ultra-high-net-worth families to help drive growth, make confident decisions, and protect futures. Investment processing fees are earned as either monthly fees for contracted services or as a percentage of the market value of our clients' assets processed on our platforms. Investment operations and investment management fees are earned as a percentage of assets under management, administration or advised assets. As of December 31, 2023, through our subsidiaries and partnerships in which we have a significant interest, we manage, advise or administer approximately $1.4 trillion in hedge, private equity, mutual fund and pooled or separately managed assets.
Condensed Consolidated Statements of Operations for the years ended 2023, 2022 and 2021 were:

Year Ended December 31,	2023	2022	Percent Change*	2021	Percent Change
Revenues	$1,919,793	$1,991,037	(4)%	$1,918,309	4%
Expenses	1,495,269	1,515,284	(1)%	1,364,928	11%
Income from operations	424,524	475,753	(11)%	553,381	(14)%
Net gain (loss) from investments	2,757	(3,078)	NM	(366)	NM
Interest income, net of interest expense	40,444	12,559	222%	3,086	307%
Other income	—	3,379	NM	—	NM
Equity in earnings of unconsolidated affiliates	126,930	120,667	5%	137,572	(12)%
Income before income taxes	594,655	609,280	(2)%	693,673	(12)%
Income taxes	132,397	133,813	(1)%	147,080	(9)%
Net income	462,258	475,467	(3)%	546,593	(13)%
Diluted earnings per common share	$3.46	$3.46	—%	$3.81	(9)%
* Variances noted "NM" indicate the percent change is not meaningful.

Significant Items Impacting Our Financial Results in 2023
Revenues decreased $71.2 million, or 4%, to $1.9 billion in 2023 compared to 2022. Net income decreased $13.2 million, or 3%, to $462.3 million and diluted earnings per share remained unchanged at $3.46 per share in 2023 compared to 2022. We believe the following items were significant to our business results during 2023:
•Revenue from Information processing and software servicing fees decreased primarily from one-time early termination fees of $88.0 million from a significant client of the Private Banks segment recorded during the first quarter 2022. A one-time early contractual buyout fee of $10.5 million recorded during the second quarter 2023 from an investment processing client of the Private Banks segment acquired by an existing client partially offset the decline in revenues. Revenue from Information processing and software servicing fees was positively impacted by new client conversions and growth from existing SEI Wealth PlatformSM (SWP) clients during 2023.
•Revenue from Assets under management, administration, and distribution fees was favorably impacted by higher assets under administration due to new products and additional services provided to existing alternative investment clients of the Investment Managers segment. Average assets under administration increased $38.4 billion, or 5%, to $880.3 billion during 2023 as compared to $841.9 billion during 2022.
•Revenue from Asset management, administration and distribution fees was unfavorably impacted by lower assets under management in equity and fixed income programs from negative cash flows from SEI fund programs and declining average basis points earned on assets in the Investment Advisors segment and client losses in the Institutional Investors segment. The unfavorable impact was partially offset by market appreciation and positive cash flows into separately managed account programs of the Investment Advisors segment. Average assets under management in equity and fixed income programs, excluding LSV, decreased $6.5 billion, or 4%, to $168.6 billion during 2023 as compared to $175.1 billion during 2022.
•Earnings from LSV increased by $6.3 million, or 5%, in 2023 due to market appreciation and higher performance fees. Negative cash flows from existing clients and client losses partially offset the increase in earnings from LSV.
•The decline in operating expenses was primarily due to total costs of $54.8 million related to the Voluntary Separation Program (VSP) recognized during the third quarter 2022. These one-time costs are primarily included in Compensation, benefits and other personnel costs on the accompanying Consolidated Statement of Operations and are reported in corporate overhead expenses (See Note 14 to the Consolidated Financial Statements). Decreased non-capitalized consulting costs also contributed to the decline in operating expenses during 2023.
•Operational expenses unrelated to the VSP increased in 2023 due to higher personnel costs from business growth, primarily in the Investment Managers segment, competitive labor markets, and investments in compliance infrastructure to meet new regulatory requirements. The increased personnel costs were primarily related to salary and incentive compensation costs.
•Capitalized software development costs were $34.0 million in 2023, of which $18.2 million was for continued enhancements to the SEI Wealth PlatformSM (SWP). Capitalized software development costs also include $15.8 million of software development costs for a new platform for the Investment Managers segment.
•Management decided to abandon certain functionality within the platform for the Investment Managers segment due to a change in development strategy and wrote off $5.3 million of previously capitalized software development costs during the fourth quarter 2023. The expense associated with the write off is included in Facilities, supplies and other costs on the accompanying Consolidated Statement of Operations.
•Amortization expense related to SWP was $25.6 million in 2023 as compared to $35.6 million in 2022. The decline in amortization expense was due to the amortization period of the initial development costs related to SWP which ended in second-quarter 2022 (See the caption "Capitalized software development costs" later in this discussion for more information).
•Interest and dividend income was $41.0 million in 2023 as compared to $13.3 million in 2022. The increase in interest and dividend income was primarily due to an increase in market interest rates.
•The effective tax rate during 2023 was 22.3% as compared to 22.0% during 2022. The increase in the effective rate was primarily due to reduced tax benefits related to stock option exercises.
•On November 20, 2023, our wholly-owned operating subsidiary in the United Kingdom closed the acquisition of XPS Pensions (Nexus) Limited, principal employer and scheme funder of the National Pensions Trust. We paid a cash consideration of $43.9 million, net for the acquisition and recorded a contingent consideration of $3.9 million that may be earned by the seller over the two years after the closing, subject to the achievement of certain post-closing performance measurements (See Note 15 to the Notes to Consolidated Financial Statements).

•On December 20, 2023, we acquired Altigo, a cloud-based technology platform that provides inventory, e-subscription, and reporting capabilities for alternative investments, for a cash consideration of $12.5 million (See Note 15 to the Notes to Consolidated Financial Statements).
•Cash flow from operations was $447.0 million during 2023.
•SEI repurchased 5.2 million shares of its common stock at an average price of $59.34 per share for a total cost of $310.8 million and paid $114.8 million in cash dividends to shareholders during 2023.
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
•Revenue from Asset management, administration and distribution fees declined from lower assets under management from market depreciation during 2022 and negative cash flows from SEI fund programs due to client losses in the Investment Advisors and Institutional Investors segments. The decline was partially offset by positive cash flows into separately managed account programs of the Investment Advisors segment. Average assets under management in equity and fixed income programs, excluding LSV, decreased $22.1 billion, or 11%, to $175.1 billion during 2022 as compared to $197.2 billion during 2021.
•Revenue from Asset management, administration and distribution fees increased from existing alternative investments clients of the Investment Managers segment due to new products and additional services. Average assets under administration reflect a loss of a significant client which was not charged asset-based fees.
•Revenues from our acquisitions of SEI Novus and Atlas Master Trust were $11.3 million and $4.8 million, respectively, during 2022. SEI Novus and Atlas Master Trust were acquired during the fourth quarter of 2021 and are reported in the Institutional Investors segment.
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
•We initiated the VSP to long-tenured employees as part of our commitment to professional development and expanded responsibilities for current and new employees by increasing advancement opportunities. We recognized one-time costs of $54.8 million during 2022 from the program.
•The Institutional Investors segment includes personnel, professional fees, amortization and other costs related to SEI Novus and Atlas Master Trust. These expenses are primarily included in Compensation, benefits and other personnel costs, Consulting, outsourcing and professional fees, and Amortization on the accompanying Consolidated Statements of Operations.
•Capitalized software development costs were $25.7 million in 2022 for SWP as compared to $25.9 million in 2021. Amortization expense related to SWP decreased to $35.6 million during 2022 as compared to $47.8 million during 2021 due to the fully amortized initial SWP development costs.
•The effective tax rate during 2022 was 22.0% as compared to 21.2% during 2021. The increase in the effective rate was primarily due to reduced tax benefits related to a lower volume of stock option exercises and an increase in the state effective tax rate.
•Cash flow from operations was $566.1 million during 2022.
•SEI repurchased 5.9 million shares of its common stock at an average price of $57.22 per share for a total cost of $338.4 million and paid $109.8 million in cash dividends to shareholders during 2022.
Other Significant Items Impacting Our Business
Infrastructure Investments
We believe that a critical component of our long-term success is our ability to continually improve our technology infrastructure. Accordingly, we endeavor to:

•automate selected manual processes in our operational, compliance, risk, control and other functions in order to create internal efficiencies;
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
Investment Processing and Software Servicing Fees
Investment processing and software servicing fees in our Private Banks segment primarily include application and business-process-outsourcing services, professional fees and transaction-based services. Application and business-process-outsourcing services revenues are based upon the type and number of investor accounts serviced or as a percentage of the market value of the clients’ asset processed on our platforms. Professional services revenues are earned from contracted, project-oriented services. Transaction-based revenues are primarily earned from fees earned on securities trades executed on behalf of our clients. Approximately 43% of our investment processing and software servicing fees are earned as a percentage of the market value of clients’ asset processed, primarily from SWP and our solution clients.
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
Sensitivity of our revenues and earnings to capital market fluctuations
The majority of our revenues are based on the value of assets invested in investment products that we manage or administer which are affected by changes in the capital markets and the portfolio strategy of our clients or their customers. The generally favorable capital market conditions during 2023 had a positive impact on our asset-based fees thereby contributing to growth in our base revenues. Macroeconomic factors such as stagnant or recessionary economies, persistent inflationary pressures, continuation of interest rate increases, declining property markets and consumer confidence, tight labor markets and geopolitical tensions, among others, could have significant influence on capital markets in 2024 and beyond. Any prolonged future downturns in general capital market conditions could have adverse effects on our revenues and earnings derived from assets under management and administration.
SEI Integrated Cash program
In December 2023, we launched the SEI Integrated Cash program, an enhanced cash sweep program offered through SPTC's custody services utilizing an SEI-sponsored money market mutual fund for investment-related cash allocations and FDIC-insured deposit accounts through a network of independent banks. Under the terms of the program, SPTC will earn interest income based on the portion of its client’s cash balances held in the FDIC-insured accounts. We expect this program could generate significant revenue for the Investment Advisors segment in 2024 assuming interest rates remain at current levels. A decline in interest rates will significantly reduce the earnings derived from this program. The assets related to the SEI Integrated Cash program are included in Platform-only assets-deposit program of the Investment Advisors segment on the accompanying Ending Assets Balances and Average Assets Balances schedules.
Business Acquisitions
To enhance our capabilities, scale our competitive presence, or enable strategic growth, we pursue selective acquisitions. During 2023, we acquired the National Pensions Trust and Altigo. In 2021, we acquired Finomial Corporation and Novus Partners. If we are not able to successfully integrate our past and future acquisitions, or we do not fully realize the anticipated benefits, synergies or objectives of these transactions, we may incur additional costs such as impairment charges to goodwill or intangible assets recognized from acquisitions that could adversely affect our results of operations or financial condition.

Ending Asset Balances
This table presents ending asset balances of our clients, or of our clients’ customers, for which we provide management or administrative services through our subsidiaries and partnerships in which we have a significant interest.

Ending Asset Balances
(In millions)	As of December 31,
			Percent Change		Percent Change
	2023	2022		2021
Private Banks:
Equity and fixed-income programs	$24,496	$22,377	9%	$26,281	(15)%
Collective trust fund programs	4	7	(43)%	6	17%
Liquidity funds	3,916	3,201	22%	4,724	(32)%
Total assets under management	$28,416	$25,585	11%	$31,011	(17)%
Client assets under administration	7,267	4,151	75%	4,481	(7)%
Total assets	$35,683	$29,736	20%	$35,492	(16)%
Investment Advisors:
Equity and fixed-income programs	$71,634	$66,240	8%	$81,686	(19)%
Liquidity funds	4,812	5,436	(11)%	4,317	26%
Total Platform assets under management	$76,446	$71,676	7%	$86,003	(17)%
Platform-only assets	18,324	13,931	32%	14,564	(4)%
Platform-only assets-deposit program	843	—	NM	—	NM
Total Platform assets	$95,613	$85,607	12%	$100,567	(15)%
Institutional Investors:
Equity and fixed-income programs	$77,208	$73,178	6%	$91,719	(20)%
Collective trust fund programs	1	5	(80)%	5	—%
Liquidity funds	1,734	1,557	11%	2,118	(26)%
Total assets under management	$78,943	$74,740	6%	$93,842	(20)%
Advised assets	6,120	4,314	42%	4,857	(11)%
Total assets	$85,063	$79,054	8%	$98,699	(20)%
Investment Managers:
Collective trust fund programs (A)	$156,376	$141,285	11%	$92,549	53%
Liquidity funds	114	199	(43)%	423	(53)%
Total assets under management	$156,490	$141,484	11%	$92,972	52%
Client assets under administration	935,564	810,491	15%	907,377	(11)%
Total assets	$1,092,054	$951,975	15%	$1,000,349	(5)%
Investments in New Businesses:
Equity and fixed-income programs	$2,174	$1,912	14%	$2,096	(9)%
Liquidity funds	209	215	(3)%	240	(10)%
Total assets under management	$2,383	$2,127	12%	$2,336	(9)%
Advised assets	1,150	1,077	7%	1,410	(24)%
Total assets	$3,533	$3,204	10%	$3,746	(14)%
LSV:
Equity and fixed-income programs (B)	$89,312	$83,753	7%	$98,984	(15)%

Total:
Equity and fixed-income programs (C)	$264,824	$247,460	7%	$300,766	(18)%
Collective trust fund programs	156,381	141,297	11%	92,560	53%
Liquidity funds	10,785	10,608	2%	11,822	(10)%
Total assets under management	$431,990	$399,365	8%	$405,148	(1)%
Advised assets	7,270	5,391	35%	6,267	(14)%
Client assets under administration (D)	942,831	814,642	16%	911,858	(11)%
Platform-only assets	19,167	$13,931	38%	14,564	(4)%
Total assets	$1,401,258	$1,233,329	14%	$1,337,837	(8)%
(A)Collective trust fund program assets are included in assets under management since SEI is the trustee. Fees earned on this product are less than fees earned on customized asset management programs.
(B)Equity and fixed-income programs include $1.9 billion of assets managed by LSV in which fees are based solely on performance and are not calculated as an asset-based fee (as of December 31, 2023).
(C)Equity and fixed-income programs include $6.3 billion of assets invested in various asset allocation funds at December 31, 2023.
(D)    In addition to the assets presented, SEI also administers an additional $11.2 billion in Funds of Funds assets on which SEI does not earn an administration fee (as of December 31, 2023).

Average Asset Balances
This table presents average asset balances of our clients, or of our clients’ customers, for which we provide management or administrative services through our subsidiaries and partnerships in which we have a significant interest.

Average Asset Balances
(In millions)	For the Year Ended December 31,
			Percent Change		Percent Change
	2023	2022		2021
Private Banks:
Equity and fixed-income programs	$23,638	$23,326	1%	$25,857	(10)%
Collective trust fund programs	6	7	(14)%	6	17%
Liquidity funds	3,537	3,834	(8)%	4,019	(5)%
Total assets under management	$27,181	$27,167	—%	$29,882	(9)%
Client assets under administration	4,976	4,204	18%	4,451	(6)%
Total assets	$32,157	$31,371	3%	$34,333	(9)%
Investment Advisors:
Equity and fixed-income programs	$68,407	$70,394	(3)%	$77,596	(9)%
Liquidity funds	4,960	5,682	(13)%	3,509	62%
Total Platform assets under management	$73,367	$76,076	(4)%	$81,105	(6)%
Platform-only assets	16,026	13,574	18%	13,426	1%
Platform-only assets-deposit program	70	—	NM	—	NM
Total Platform assets	$89,463	89,650	—%	94,531	(5)%
Institutional Investors:
Equity and fixed-income programs	$74,546	$79,415	(6)%	$91,832	(14)%
Collective trust fund programs	4	5	(20)%	44	(89)%
Liquidity funds	1,636	1,939	(16)%	2,609	(26)%
Total assets under management	$76,186	$81,359	(6)%	$94,485	(14)%
Advised assets	4,479	4,330	3%	4,533	(4)%
Total assets	$80,665	$85,689	(6)%	$99,018	(13)%
Investment Managers:
Collective trust fund programs (A)	148,097	125,595	18%	85,622	47%
Liquidity funds	261	311	(16)%	496	(37)%
Total assets under management	$148,358	$125,906	18%	$86,118	46%
Client assets under administration	875,369	837,647	5%	850,510	(2)%
Total assets	$1,023,727	$963,553	6%	$936,628	3%
Investments in New Businesses:
Equity and fixed-income programs	$2,053	$1,968	4%	$1,906	3%
Liquidity funds	205	247	(17)%	202	22%
Total assets under management	$2,258	$2,215	2%	$2,108	5%
Advised assets	1,089	1,191	(9)%	1,395	(15)%
Total assets	$3,347	$3,406	(2)%	$3,503	(3)%
LSV:
Equity and fixed-income programs (B)	$85,661	$87,220	(2)%	$99,591	(12)%

Total:
Equity and fixed-income programs (C)	$254,305	$262,323	(3)%	296,782	(12)%
Collective trust fund programs	148,107	125,607	18%	85,672	47%
Liquidity funds	10,599	12,013	(12)%	10,835	11%
Total assets under management	$413,011	$399,943	3%	$393,289	2%
Advised assets	5,568	5,521	1%	5,928	(7)%
Client assets under administration (D)	880,345	841,851	5%	854,961	(2)%
Platform-only assets	16,096	13,574	19%	13,426	1%
Total assets	$1,315,020	$1,260,889	4%	$1,267,604	(1)%

(A)    Collective trust fund program average assets are included in assets under management since SEI is the trustee. Fees earned on this product are less than fees earned on customized asset management programs.
(B)    Equity and fixed-income programs include assets managed by LSV in which fees are based solely on performance and are not calculated as an asset-based fee. The average value of these assets for the year ended December 31, 2023 was $2.0 billion.
(C)    Equity and fixed-income programs include $6.2 billion of average assets invested in various asset allocation funds for the year ended December 31, 2023.
(D)    In addition to the assets presented, SEI also administers an additional $11.8 billion of average assets in Funds of Funds assets for the year ended December 31, 2023 on which SEI does not earn an administration fee.

In the preceding tables, assets under management are total assets of our clients or their customers invested in our equity and fixed-income investment programs, collective trust fund programs, and liquidity funds for which we provide asset management services through our subsidiaries and partnerships in which we have a significant interest. Advised assets include assets for which we provide advisory services through a subsidiary to the accounts but do not manage the underlying assets. Assets under administration include total assets of our clients or their customers for which we provide administrative services, including client fund balances for which we provide administration and/or distribution services through our subsidiaries and partnerships in which we have a significant interest. Platform-only assets-deposit program include assets of our clients in the SEI Integrated Cash program for which we provide custody services through our federal thrift subsidiary. The assets presented in the preceding tables do not include assets processed on SWP and are not included in the accompanying Consolidated Balance Sheets because we do not own them.

Business Segments
Revenues, Expenses and Operating profit (loss) for our business segments for the year ended 2023 compared to the year ended 2022, and for the year ended 2022 compared to the year ended 2021 were:

Year Ended December 31,	2023	2022	Percent Change	2021	Percent Change
Private Banks:
Revenues	$503,317	$575,625	(13)%	$493,570	17%
Expenses	455,820	473,209	(4)%	462,796	2%
Operating profit	$47,497	$102,416	(54)%	$30,774	233%
Operating margin	9%	18%		6%
Investment Advisors:
Revenues	436,298	447,766	(3)%	482,949	(7)%
Expenses	259,142	251,650	3%	240,334	5%
Operating profit	$177,156	$196,116	(10)%	$242,615	(19)%
Operating margin	41%	44%		50%
Institutional Investors:
Revenues	289,708	323,353	(10)%	343,805	(6)%
Expenses	165,455	172,252	(4)%	168,070	2%
Operating profit	$124,253	$151,101	(18)%	$175,735	(14)%
Operating margin	43%	47%		51%
Investment Managers:
Revenues	670,486	624,918	7%	581,157	8%
Expenses	437,174	404,850	8%	348,655	16%
Operating profit	$233,312	$220,068	6%	$232,502	(5)%
Operating margin	35%	35%		40%
Investments in New Businesses:
Revenues	19,984	19,375	3%	16,828	15%
Expenses	45,437	45,159	1%	53,219	(15)%
Operating loss	$(25,453)	$(25,784)	NM	$(36,391)	NM
For additional information pertaining to our business segments, see Note 12 to the Consolidated Financial Statements.

Private Banks

Year Ended December 31,	2023	2022	Percent Change	2021	Percent Change
Revenues:
Investment processing and software servicing fees	$370,730	$453,531	(18)%	$356,655	27%
Asset management, administration & distribution fees	132,587	122,094	9%	136,915	(11)%
Total revenues	$503,317	$575,625	(13)%	$493,570	17%
Revenues decreased $72.3 million, or 13%, in 2023 compared to the prior year. Revenues during 2023 were primarily affected by:
•One-time early termination fees of $88.0 million from a significant investment processing client recorded during the first quarter 2022;
•A negative adjustment to fees from an investment processing client which reduced their business processed with us through divestment;
•Reduced investment processing fees earned on our mutual fund trading solution; and
•Lower investment processing fees from the recontacting of existing clients; partially offset by
•Increased investment processing fees from new client conversions;
•One-time early termination fees of $10.5 million from an investment processing client acquired by an existing client recorded in second quarter 2023;
•Increased revenues from U.K. clients on cash balances due to increased interest rates, and
•Increased investment management fees from market appreciation.
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
Operating margins were 9% in 2023 and 18% in 2022. Operating income decreased $54.9 million, or 54%, in 2023 compared to the prior year. Operating income in 2023 was primarily affected by:
•A decrease in revenues;
•Increased personnel costs due to competitive labor markets; and
•Increased costs, mainly personnel costs, primarily related to maintenance, support and client migrations to SWP; partially offset by
•Decreased non-capitalized consulting costs;
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
Investment Advisors

Year Ended December 31,	2023	2022	Percent Change	2021	Percent Change
Revenues:
Investment management fees-SEI fund programs	$239,244	$263,266	(9)%	$301,581	(13)%
Separately managed account fees	174,418	162,762	7%	158,181	3%
Other fees	22,636	21,738	4%	23,187	(6)%
Total revenues	$436,298	$447,766	(3)%	$482,949	(7)%
Revenues decreased $11.5 million, or 3%, in 2023 compared to the prior year. Revenues during 2023 were primarily affected by:
•Decreased investment management fees from SEI fund programs resulting from negative cash flows and a decrease in average basis points earned on assets; partially offset by
•Increased fees from separately managed account programs from positive cash flows; and
•The positive impact from market appreciation on our asset-based fees.
Revenues decreased $35.2 million, or 7%, in 2022 compared to the prior year. Revenues during 2022 were primarily affected by:
•Decreased investment management fees from SEI fund programs resulting from market depreciation and negative cash flows primarily from a significant client loss during the third-quarter 2022; partially offset by
•Increased fees from separately managed account programs from positive cash flows and market appreciation occurring during 2021.
Operating margins were 41% in 2023 and 44% in 2022. Operating income decreased $19.0 million, or 10%, in 2023 compared to the prior year. Operating income in 2023 was primarily affected by:
•A decrease in revenues;
•Increased personnel costs;
•Increased net direct expenses primarily associated with the increase in separately managed account fees; and
•Increased non-capitalized consulting costs; partially offset by;
•Decreased amortization expense related to SWP.
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

Institutional Investors
Revenues decreased $33.6 million, or 10%, in 2023 compared to the prior year. Revenues during 2023 were primarily affected by:
•Decreased investment management fees from defined benefit client losses; partially offset by
•Revenues from new Outsourced Chief Investment Officer (OCIO) platform clients; and
•The positive impact from market appreciation on our asset-based fees.
Revenues decreased $20.5 million, or 6%, in 2022 compared to the prior year. Revenues during 2022 were primarily affected by:
•Decreased investment management fees from defined benefit client losses and market depreciation; and
•The negative impact from foreign currency exchange rate fluctuations between the U.S. dollar and the British pound on our foreign operations; partially offset by
•Added revenues from the acquisitions of SEI Novus and Atlas Master Trust.
Operating margins were 43% in 2023 and 47% in 2022. Operating income decreased $26.8 million, or 18%, in 2023 compared to the prior year. Operating income during 2023 was primarily affected by:
•A decrease in revenues;
•A one-time operational charge of $4.5 million related to a client reimbursement; partially offset by
•Decreased direct expenses associated with investment management fees; and
•Decreased professional fees.
Operating margins were 47% in 2022 and 51% in 2021. Operating income increased slightly in 2022 compared to the prior year. Operating income during 2022 was primarily affected by:
•A decrease in revenues;
•Increased personnel, professional fees, amortization and other costs related to the acquisitions of SEI Novus and Atlas Master Trust; partially offset by
•Decreased direct expenses associated with investment management fees.
Investment Managers
Revenues increased $45.6 million, or 7%, in 2023 compared to the prior year. Revenues during 2023 were primarily affected by:
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
Operating margins were 35% in 2023 and 2022. Operating income increased $13.2 million, or 6%, in 2023 compared to the prior year. Operating income during 2023 was primarily affected by:
•An increase in revenues; and
•Decreased non-capitalized investment spending, mainly consulting costs; partially offset by
•Increased costs associated with new business, primarily personnel expenses and third-party vendor costs;

•Increased personnel costs due to competitive labor markets; and
•The write off of $5.3 million in previously capitalized software development costs.
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
Other
Corporate overhead expenses
Corporate overhead expenses primarily consist of general and administrative expenses and other costs not directly attributable to a reportable business segment. Corporate overhead expenses were $132.2 million, $168.2 million and $91.9 million in 2023, 2022 and 2021, respectively. The decrease in corporate overhead expenses during 2023 is primarily due to personnel costs associated with the VSP of $54.8 million recorded in the third quarter of 2022 (See Note 14 to the Consolidated Financial Statements). Non-recurring consulting costs related to corporate strategic planning, target market review and other corporate analysis projects as well investments in upgrading and enhancing various technologies utilized by corporate overhead units partially offset the decrease in corporate overhead expenses in 2023. Additionally, personnel costs increased primarily to enhance and further build our compliance infrastructure and strategic development initiatives.
Other income and expense items
Other income and expense items on the accompanying Consolidated Statements of Operations consist of:

Year Ended December 31,	2023	2022	2021
Equity in earnings of unconsolidated affiliates	$126,930	$120,667	$137,572
Interest and dividend income	41,027	13,308	3,649
Net gain (loss) from investments	2,757	(3,078)	(366)
Interest expense	(583)	(749)	(563)
Other income	—	3,379	—
Total other income and expense items, net	$170,131	$133,527	$140,292
Equity in earnings of unconsolidated affiliates
Equity in earnings of unconsolidated affiliate reflects our 38.6% ownership interest in LSV. The table below presents the revenues and net income of LSV and our proportionate share in LSV's earnings.

	2023	2022	Percent Change	2021	Percent Change
Revenues	$426,270	$406,895	5%	$456,259	(11)%
Net income	328,905	312,180	5%	354,964	(12)%

SEI's proportionate share in the earnings of LSV	$126,930	$120,667	5%	$137,572	(12)%
The increase in earnings from LSV in 2023 was primarily due to higher performance fees and market appreciation. Net negative cash flows from existing clients and client losses partially offset the increase in earnings from LSV. Average assets under management by LSV decreased $1.5 billion to $85.7 billion during 2023 as compared to $87.2 billion during 2022, a decrease of 2%. The decrease in earnings from LSV in 2022 was due to negative cash flows from existing clients, market depreciation and client losses. Increased performance fees during 2022 partially offset the decrease in earnings from LSV.
Interest and dividend income
Interest and dividend income is earned based upon the amount of cash that is invested daily. The increases in interest and dividend income in 2023 and 2022 was due to increased market interest rates.
Net gain (loss) from investments
Net gains and losses from investments during 2023 and 2022 were primarily due to realized and unrealized gains and losses recorded in current earnings related to the investment funds sponsored by LSV, equity holdings and SEI-sponsored mutual funds (See Note 5 to the Consolidated Financial Statements).

Amortization
Amortization expense on the accompanying Consolidated Statements of Operations consists of:

	2023	2022	Percent Change	2021	Percent Change
Capitalized software development costs	$26,227	$41,437	(37)%	$53,568	(23)%
Intangible assets	12,161	12,580	(3)%	5,260	139%
Other	281	263	7%	324	(19)%
Total amortization expense	$38,669	$54,280	(29)%	$59,152	(8)%
Capitalized software development costs
Capitalized software development costs are amortized on a project basis using the straight-line method over the estimated economic life of the product or enhancement. The capitalization of the initial development work related to SWP began in mid-2007 when the platform was determined to be ready for its intended use. The amortization expense related to the initial software development costs ended in the second quarter of 2022, resulting in declines in amortization expense related to capitalized software development costs in 2023 and 2022 compared to the prior year (See Note 1 to the Consolidated Financial Statements).
Intangible assets
The increase in amortization expense related to intangible assets and asset purchases in 2022 was due to the acquisitions of Finomial, SEI Novus and Atlas Master Trust during the fourth quarter 2021. Through these transactions, we acquired intangible assets related to technology, trade names and client relationships which are amortized over the estimated useful life of the assets.
Income Taxes
Our effective tax rate was 22.3% for 2023, 22.0% for 2022 and 21.2% for 2021. The effective tax rate is affected by recurring items, such as the U.S. federal tax rates and tax rates in various states and foreign jurisdictions and the relative amount of income earned in those jurisdictions. The income earned by jurisdiction has been fairly consistent. The effective tax rate is also affected by discrete items that may occur in any given year, but are not consistent from year to year.
Below are the most significant recurring and discrete items (See Note 11 to the Consolidated Financial Statements for more information):

Year Ended December 31,	2023	2022	2021
Statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal tax benefit	2.6	2.9	2.6
Foreign tax expense and tax rate differential	(0.3)	(0.2)	(0.1)
Tax benefit from stock option exercises	(0.3)	(0.7)	(1.2)
Research and development tax credit	(1.1)	(1.1)	(1.0)
Foreign-Derived Intangible Income Deduction (FDII)	(0.3)	(0.3)	(0.2)
Other, net	0.7	0.4	0.1
	22.3%	22.0%	21.2%
The increases in the effective rate in 2023 and 2022 was primarily due to reduced tax benefits related to stock option exercises as compared to the prior year.
The Organization for Economic Co-operation and Development (OECD) has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar 2), with certain aspects of Pillar 2 effective January 1, 2024 and other aspects effective January 1, 2025. While it is uncertain whether the United States will enact legislation to adopt Pillar 2, certain countries in which we operate have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar 2. We do not expect Pillar 2 to have a material impact on our effective tax rate or our consolidated results of operations, financial position and cash flows.
Stock-Based Compensation
During 2023, 2022 and 2021, we recognized approximately $31.3 million, $39.4 million and $41.5 million, respectively, in stock-based compensation expense. Our stock-based compensation expense in 2023 primarily consisted of $21.5 million related to stock options and $9.1 million related to restricted stock units (RSUs) which we began awarding to employees in

2022. RSUs vest through time-based requirements and do not have performance-based vesting conditions. Stock options vest from the achievement of financial vesting targets and include a service condition which requires a minimum two or four year waiting period from the grant date. The amount of stock-based compensation expense related to stock options is recognized based upon an estimate of when the financial vesting targets may be achieved. Any change in estimate could result in the remaining amount of stock-based compensation expense to be accelerated, spread out over a longer period, or reversed. This may cause volatility in the recognition of stock-based compensation expense and materially affect earnings (See Note 7 to the Consolidated Financial Statements for more information).
During 2023, 2022 and 2021, we revised the estimates of when certain vesting targets for stock options were expected to be achieved. These changes in estimates resulted in a decrease in stock-based compensation expense of $6.9 million and $4.9 million in 2023 and 2022, respectively, and an increase in stock-based compensation expense of $5.9 million in 2021.
There was approximately $89.1 million of unrecognized compensation cost related to unvested employee stock options at December 31, 2023 and we expect to recognize approximately $36.6 million in stock-based compensation costs for stock options in 2024.
There was approximately $39.9 million of unrecognized compensation cost related to RSUs at December 31, 2023 and we expect to recognize approximately $16.4 million in stock-based compensation costs for RSUs in 2024.
Fair Value Measurements
The fair value of financial assets and liabilities, except for the investment funds sponsored by LSV, is determined in accordance with the fair value hierarchy. The fair value of the investment funds sponsored by LSV is measured using the net asset value per share (NAV) as a practical expedient. The fair value of all other financial assets are determined using Level 1 or Level 2 inputs and consist mainly of investments in equity or fixed-income mutual funds that are quoted daily and Government National Mortgage Association (GNMA) and other U.S. government agency securities that are single issuer pools that are valued based on current market data of similar assets. Level 3 financial liabilities at December 31, 2023 and December 31, 2022 consist of contingent considerations resulting from business acquisitions (See Note 15 to the Consolidated Financial Statements).
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
SEI and some of our regulated subsidiaries have undergone or been scheduled to undergo a range of periodic or thematic reviews, examinations or investigations by numerous regulatory authorities around the world, including the Office of the Comptroller of the Currency, the Securities and Exchange Commission, the Financial Industry Regulatory Authority, the Financial Conduct Authority of the United Kingdom (FCA), the Central Bank of Ireland (CBI), the Commission de Surveillance du Secteur Financier (CSSF) of the Grand Duchy of Luxembourg, and others. These regulatory activities typically result in the identification of matters or practices to be addressed by us or our subsidiaries and, in certain circumstances, the regulatory authorities require remediation activities or pursue enforcement proceedings against us or our subsidiaries. As described under the caption “Regulatory Considerations” in Item 1 of this report, the range of possible sanctions that are available to regulatory authorities include limitations on our ability to engage in business for specified periods of time, the revocation of registration, censures and fines. The direct and indirect costs of responding to these regulatory activities and of complying with new or modified regulations, as well as the potential financial costs and potential reputational impact against us of any enforcement proceedings that might result, is uncertain but could have a material adverse impact on our operating results or financial position.

Liquidity and Capital Resources

Year Ended December 31,	2023	2022	2021
Net cash provided by operating activities	$447,030	$566,119	$633,101
Net cash used in investing activities	(141,543)	(89,809)	(164,883)
Net cash used in financing activities	(331,324)	(437,235)	(422,319)
Effect of exchange rate changes on cash and cash equivalents	7,476	(17,474)	(1,868)
Net (decrease) increase in cash and cash equivalents	(18,361)	21,601	44,031
Cash, cash equivalents and restricted cash, beginning of year	853,359	831,758	787,727
Cash, cash equivalents and restricted cash, end of year	$834,998	$853,359	$831,758
The credit facility provides for borrowings up to $325.0 million and is scheduled to expire in April 2026. As of January 31, 2024, we had outstanding letters of credit of $4.9 million which reduced the amount available under the credit facility. These letters of credit were primarily issued for the expansion of the corporate headquarters and are due to expire in 2025. As of January 31, 2024, the amount of the credit facility available for corporate purposes was $320.1 million.
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
The majority of excess cash reserves are primarily placed in accounts located in the United States that invest in SEI-sponsored money market mutual funds denominated in the U.S. dollar. We also utilize demand deposit accounts or money market accounts at several well-established financial institutions located in the United States. Accounts used to manage these excess cash reserves do not impose any restrictions or limitations that would prevent us from being able to access such cash amounts immediately. As of January 31, 2024, the amount of cash and cash equivalents considered free and immediately accessible for other general corporate purposes was $355.2 million.
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
Cash flows from operations decreased $119.1 million in 2023 compared to 2022 primarily due to the decrease in net income, the increase in receivables from clients of the Investment Managers segment, and a decrease in accrued liabilities primarily from payments related to the VSP. Cash flows from operations decreased $67.0 million in 2022 compared to 2021 primarily from the decrease in net income, non-cash items and lower repayments of advances due from our unconsolidated affiliate, LSV, related to their working capital accounts. The positive impact from the change in the Company's working capital accounts partially offset the decrease.
Net cash used in investing activities includes:
•Purchases, sales and maturities of marketable securities. Our purchases, sales and maturities of marketable securities during 2023, 2022 and 2021 were as follows:

	2023	2022	2021
Purchases	$(143,389)	$(178,217)	$(216,260)
Sales and maturities	121,988	161,160	195,096
Net investing activities from marketable securities	$(21,401)	$(17,057)	$(21,164)
See Note 5 to the Consolidated Financial Statements for more information related to marketable securities.
•The capitalization of costs incurred in developing computer software. We capitalized $34.0 million, $35.3 million and $26.0 million of software development costs in 2023, 2022 and 2021, respectively. The majority of our software development costs are related to significant enhancements for the expanded functionality of the SEI Wealth Platform. We also capitalized $15.8 million and $9.6 million of software development costs during 2023 and 2022, respectively, for a new platform for the Investment Managers segment.
•Capital expenditures. Capital expenditures in 2023, 2022 and 2021 primarily include capital outlays for purchased software and equipment for data center operations. We continue to evaluate improvements to our information technology infrastructure which, if implemented, will result in additional expenditures for purchased software and equipment for data center operations.
•Cash paid for acquisitions, net of cash acquired. In November 2023, we made a net cash payment of $43.9 million to complete the acquisition of XPS Pensions (Nexus) Limited, principal employer and scheme funder of the National Pensions Trust in the United Kingdom. In December 2023, we made a net cash payment of $12.5 million to acquire Altigo, a cloud-based technology platform that provides inventory, e-subscription, and reporting capabilities for alternative investments (See Note 15 to the Consolidated Financial Statements).
Net cash used in financing activities includes:
•The repurchase of our common stock. The Board of Directors has authorized the repurchase of common stock through multiple authorizations. Currently, there is no expiration date for the common stock repurchase program. The following table lists information regarding repurchases of common stock during 2023, 2022 and 2021:

Year	Total Number of Shares Repurchased	Average Price Paid per Share	Total Cost
2023	5,237,000	$59.34	$310,769
2022	5,914,000	57.22	338,442
2021	6,747,000	61.00	411,534
•Proceeds from the issuance of our common stock. We received $101.2 million, $58.2 million and $55.2 million in proceeds from the issuance of common stock during 2023, 2022 and 2021, respectively. The proceeds we receive from the issuance of common stock is directly attributable to the levels of stock option exercise activity.
•Payment of contingent consideration. In July 2023, we exercised the option to settle the contingent consideration related to the acquisition of Huntington Steele and made final payments totaling $8.0 million to the sellers. As of December 31, 2023, we no longer have any obligation for future payments to the sellers related to the acquisition of Huntington Steele.
•Dividend payments. Cash dividends paid during 2023, 2022 and 2021 were as follows:

Year	Cash Dividends Paid	Cash Dividends Paid per Share
2023	$114,837	$0.86
2022	109,830	0.80
2021	105,516	0.74
The Board of Directors declared a semi-annual cash dividend of $0.46 per share on December 15, 2023. The dividend was paid on January 9, 2024 for a total of $61.1 million.
Cash Requirements
Cash requirements and liquidity needs are primarily funded through cash flow from operations and our capacity for additional borrowing. At December 31, 2023, unused sources of liquidity consisted of cash and cash equivalents and the amount available under our credit facility.
We are obligated to make payments in connection with the credit facility, operating leases, maintenance contracts and other commitments (See Notes 6, 10 and 18 to the Consolidated Financial Statements). We believe our operating cash flow, available borrowing capacity, and existing cash and cash equivalents will provide adequate funds for these obligations and ongoing operations. We currently anticipate that our available funds and cash flow from operations will be sufficient to meet our operational cash needs and fund our stock repurchase program for at least the next 12 months and for the foreseeable future.
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
Goodwill is tested for impairment at the reporting unit level annually or more frequently if events or changes in circumstances would more likely than not reduce the fair value of a reporting unit below its carrying value. We have three reporting units subject to goodwill impairment testing. As of December 31, 2023, no impairment of goodwill has been identified.
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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of SEI Investments Company and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule II referred to in Item 15(2) of this Form 10-K (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 20, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

Recoverability of SEI Wealth PlatformSM (SWP) Capitalized Software Development Costs
As discussed in Note 1 to the consolidated financial statements, the Company’s capitalized software development costs primarily relate to the further development of SWP. As of December 31, 2023, the net book value of SWP was $218,521. The Company evaluates the carrying value of capitalized software development costs when circumstances indicate the carrying value may not be recoverable. The review of capitalized software development costs for recoverability requires significant assumptions about operating strategies, underlying technologies utilized, and external market factors. External market factors include, but are not limited to, expected levels of competition, barriers to entry by potential competitors, stability in the target market and government regulations.
We identified the assessment of recoverability of SWP capitalized software costs as a critical audit matter. Assessing the Company’s identification of changes in circumstances that indicate the carrying value of SWP may not be recoverable involved subjective auditor judgement. The judgments included consideration of factors that are external and internal to the Company, such as operating strategies, underlying technologies utilized, and external market factors.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the capitalized software development costs process. This included controls related to the Company’s assessment of circumstances indicating the carrying value of SWP capitalized software development costs may not be recoverable. We evaluated management’s assessment to identify changes in circumstances that indicate the carrying value of SWP may not be recoverable, including consideration of the Company’s operating strategies underlying technologies utilized, and external market factors by (1) inquiring of management responsible for SWP software development, (2) reading board of director minutes, shareholder presentations, press releases and available peer and industry information, and (3) analyzing the nature of SWP software costs capitalized in the current year.
/s/ KPMG LLP
We have served as the Company’s auditor since 2014.
Philadelphia, Pennsylvania
February 20, 2024

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
SEI Investments Company:
Opinion on Internal Control Over Financial Reporting
We have audited SEI Investments Company and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and December 31, 2022, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule II referred to in Item 15(2) of this Form 10-K (collectively, the consolidated financial statements), and our report dated February 20, 2024 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Philadelphia, Pennsylvania
February 20, 2024

Consolidated Balance Sheets	SEI Investments Company
(Dollars in thousands, except per share data)	and Subsidiaries

December 31,	2023	2022
Assets
Current Assets:
Cash and cash equivalents	$834,697	$853,008
Restricted cash	301	351
Receivables from investment products	55,886	62,014
Receivables, net of allowance for doubtful accounts of $663 and $901	501,434	457,084
Securities owned	31,334	32,148
Other current assets	54,464	48,703
Total Current Assets	1,478,116	1,453,308
Property and Equipment, net of accumulated depreciation of $474,034 and $440,861	171,364	181,029
Operating Lease Right-of-Use Assets	22,477	24,992
Capitalized Software, net of accumulated amortization of $612,971 and $586,744	239,783	237,302
Available For Sale and Equity Securities	155,413	128,201
Investments in Affiliated Funds, at fair value	7,316	6,366
Investment in Unconsolidated Affiliate	110,781	104,673
Goodwill	137,333	115,599
Intangible Assets, net of accumulated amortization of $42,520 and $30,261	82,443	55,532
Deferred Contract Costs	40,221	37,928
Deferred Income Taxes	37,709	4,936
Other Assets, net	37,047	33,687
Total Assets	$2,520,003	$2,383,553
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	SEI Investments Company
(Dollars in thousands, except per-share data)	and Subsidiaries

December 31,	2023	2022
Liabilities and Equity
Current Liabilities:
Accounts payable	$10,618	$13,283
Accrued liabilities	318,945	359,363
Current portion of long-term operating lease liabilities	8,118	10,344
Deferred revenue	15,366	14,893
Total Current Liabilities	353,047	397,883
Long-term Income Taxes Payable	803	803
Long-term Operating Lease Liabilities	17,235	18,786
Other Long-term Liabilities	17,090	12,257
Total Liabilities	388,175	429,729
Commitments and Contingencies
Shareholders' Equity:
Common stock, $.01 par value, 750,000,000 shares authorized; 131,177,513 and 134,162,002 shares issued and outstanding	1,312	1,342
Capital in excess of par value	1,404,962	1,307,162
Retained earnings	762,586	694,287
Accumulated other comprehensive loss, net	(37,032)	(48,967)
Total Shareholders' Equity	2,131,828	1,953,824
Total Liabilities and Equity	$2,520,003	$2,383,553
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations	SEI Investments Company
(Dollars in thousands, except per-share data)	and Subsidiaries

Year Ended December 31,	2023	2022	2021
Revenues:
Asset management, administration and distribution fees	$1,514,815	$1,514,063	$1,547,016
Information processing and software servicing fees	404,978	476,974	371,293
Total revenues	1,919,793	1,991,037	1,918,309
Expenses:
Subadvisory, distribution and other asset management costs	189,263	196,732	218,068
Software royalties and other information processing costs	32,289	29,006	27,759
Compensation, benefits and other personnel	714,099	720,029	584,497
Stock-based compensation	31,308	39,403	41,451
Consulting, outsourcing and professional fees	231,469	242,013	223,200
Data processing and computer related	137,036	125,171	107,560
Facilities, supplies and other costs	85,836	74,993	69,760
Amortization	38,669	54,280	59,152
Depreciation	35,300	33,657	33,481
Total expenses	1,495,269	1,515,284	1,364,928
Income from operations	424,524	475,753	553,381
Net gain (loss) from investments	2,757	(3,078)	(366)
Interest and dividend income	41,027	13,308	3,649
Interest expense	(583)	(749)	(563)
Other income	—	3,379	—
Equity in earnings of unconsolidated affiliates	126,930	120,667	137,572
Income before income taxes	594,655	609,280	693,673
Income taxes	132,397	133,813	147,080
Net income	$462,258	$475,467	$546,593

Basic earnings per common share	$3.49	$3.49	$3.87
Shares used to compute basic earnings per share	132,593	136,071	141,216
Diluted earnings per common share	$3.46	$3.46	$3.81
Shares used to compute diluted earnings per share	133,728	137,423	143,312
Dividends declared per common share	$0.89	$0.83	$0.77
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income	SEI Investments Company
(Dollars in thousands)	and Subsidiaries

Year Ended December 31,	2023	2022	2021
Net income	$462,258	$475,467	$546,593
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	9,516	(19,892)	(1,432)
Unrealized holding gain (loss) on investments:
Unrealized holding gains (losses) during the period, net of income taxes of $(675), $2,893 and $728	2,252	(9,700)	(2,527)
Less: reclassification adjustment for losses realized in net income, net of income taxes of $(48), $(134) and $(246)	167	468	914
Total other comprehensive income (loss), net of taxes	11,935	(29,124)	(3,045)
Comprehensive income	$474,193	$446,343	$543,548
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Equity	SEI Investments Company
(Dollars in thousands, except per-share data)	and Subsidiaries

Year Ended December 31,	2023	2022	2021
Shares of Common Stock
Beginning balance	134,162	138,449	143,396
Purchase and retirement of common stock	(5,237)	(5,914)	(6,747)
Issuance of common stock under the employee stock purchase plan	85	90	81
Issuance of common stock under share-based award plans	2,168	1,537	1,719
Ending balance	131,178	134,162	138,449

Common Stock
Beginning balance	$1,342	$1,384	$1,434
Purchase and retirement of common stock	(52)	(58)	(67)
Issuance of common stock under the employee stock purchase plan	1	1	—
Issuance of common stock under share-based award plans	21	15	17
Ending balance	$1,312	$1,342	$1,384

Capital In Excess of Par Value
Beginning balance	$1,307,162	$1,246,608	$1,190,001
Purchase and retirement of common stock	(34,652)	(37,019)	(40,058)
Issuance of common stock under the employee stock purchase plan	4,273	4,340	4,115
Issuance of common stock under share-based award plans	96,871	53,830	51,099
Stock-based compensation	31,308	39,403	41,451
Ending balance	$1,404,962	$1,307,162	$1,246,608

Retained Earnings
Beginning balance	$694,287	$632,614	$565,270
Net income	462,258	475,467	546,593
Purchase and retirement of common stock	(276,065)	(301,365)	(371,409)
Dividends declared ($0.89, $0.83 and $0.77 per share)	(117,894)	(112,429)	(107,840)
Ending balance	$762,586	$694,287	$632,614

Accumulated Other Comprehensive Loss
Beginning balance	$(48,967)	$(19,843)	$(16,798)
Other comprehensive income (loss)	11,935	(29,124)	(3,045)
Ending balance	$(37,032)	$(48,967)	$(19,843)

Total Equity	$2,131,828	$1,953,824	$1,860,763
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	SEI Investments Company
(Dollars in thousands)	and Subsidiaries

Year Ended December 31,	2023	2022	2021
Cash flows from operating activities:
Net income	$462,258	$475,467	$546,593
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	35,300	33,657	33,481
Amortization	38,669	54,280	59,152
Equity in earnings of unconsolidated affiliates	(126,930)	(120,667)	(137,572)
Partner distributions received from unconsolidated affiliate	121,582	120,849	131,170
Stock-based compensation	31,308	39,403	41,451
Provision for losses on receivables	(238)	(701)	502
Deferred income tax benefit	(33,496)	(46,489)	(7,831)
Net (gain) loss from investments	(2,757)	3,078	366
Change in other long-term liabilities	901	285	824
Change in other assets	1,273	(6,039)	68
Contract costs capitalized, net of amortization	(2,293)	(1,692)	(2,455)
Write off of fixed assets and capitalized software	5,613	—	—
Other	(780)	(4,638)	1,538
Change in current assets and liabilities:
Decrease (increase) in:
Receivables from investment products	6,128	(2,978)	(3,765)
Receivables	(43,635)	(15,663)	(53,944)
Other current assets	(5,714)	(5,194)	(4,202)
Advances due from unconsolidated affiliate	(760)	3,063	(3,083)
Increase (decrease) in:
Accounts payable	(2,665)	2,971	249
Accrued liabilities	(37,083)	32,166	27,016
Deferred revenue	349	4,961	3,543
Total adjustments	(15,228)	90,652	86,508
Net cash provided by operating activities	$447,030	$566,119	$633,101
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	SEI Investments Company
(Dollars in thousands)	and Subsidiaries

Year Ended December 31,	2023	2022	2021
Cash flows from investing activities:
Additions to property and equipment	(24,835)	(39,191)	(26,499)
Additions to capitalized software	(33,958)	(35,293)	(26,037)
Purchases of marketable securities	(143,389)	(178,217)	(216,260)
Prepayments and maturities of marketable securities	121,095	160,981	194,769
Sales of marketable securities	893	179	327
Cash paid for acquisitions, net of cash acquired	(56,435)	—	(80,159)
Proceeds from insurance settlements	—	4,388	—
Other investing activities	(4,914)	(2,656)	(11,024)
Net cash used in investing activities	(141,543)	(89,809)	(164,883)
Cash flows from financing activities:
Payments under revolving credit facility	—	(40,000)	—
Borrowings under revolving credit facility	—	—	40,000
Payment of contingent consideration	(8,799)	(868)	(3,965)
Purchase and retirement of common stock	(308,854)	(344,723)	(408,069)
Proceeds from issuance of common stock	101,166	58,186	55,231
Payment of dividends	(114,837)	(109,830)	(105,516)
Net cash used in financing activities	(331,324)	(437,235)	(422,319)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	7,476	(17,474)	(1,868)

Net (decrease) increase in cash, cash equivalents and restricted cash	(18,361)	21,601	44,031

Cash, cash equivalents and restricted cash, beginning of year	853,359	831,758	787,727

Cash, cash equivalents and restricted cash, end of year	$834,998	$853,359	$831,758

Interest paid	$703	$815	$554
Income taxes paid	$145,973	$192,514	$154,268

Non-cash investing and financing activities
Acquisition of businesses in current assets, property and equipment, current liabilities and other long-term liabilities	$59,972	$—	$76,621
Dividends declared but not paid	$61,104	$58,051	$55,452
The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements	SEI Investments Company
(all figures are in thousands except share and per-share data)	and Subsidiaries
Note 1 – Summary of Significant Accounting Policies
Nature of Operations
SEI Investments Company (the Company), a Pennsylvania corporation, provides comprehensive solutions, services and infrastructure–encompassing technology, operational, and investment management services–to help wealth managers, financial advisors, investment managers, family offices, institutional and private investors create and manage wealth.
Investment processing platforms provide technologies and business process outsourcing services for wealth managers. These solutions include investment advisory, client relationship, and other technology-enabled capabilities for the front office; administrative and investment services for the middle office; and accounting and processing services for the back office. Revenues from investment processing services are recognized in Information processing and software servicing fees on the accompanying Consolidated Statements of Operations.
Investment operations platforms provide business process outsourcing services for investment managers and asset owners. These platforms support a broad range of traditional and alternative investments and provide technology-enabled information analytics and investor capabilities for the front office; administrative and investment services for the middle office; and fund administration and accounting services for the back office. Revenues from investment operations services are recognized in Asset management, administration and distribution fees on the accompanying Consolidated Statements of Operations.
Investment management platforms provide comprehensive solutions for managing personal and institutional wealth. These platforms include goals-based investment strategies; SEI-sponsored and third-party investment products, including mutual funds, ETFs, collective investment products, alternative investment portfolios and separately managed accounts (SMA); and other market-specific advice, technology and operational components. These services are offered to wealth managers as part of a complete goals-based investment program for their end-investors. For institutional investors, the Company provides an Outsourced Chief Investment Officer (OCIO) platform and Unbundled OCIO platform that include investment management programs, as well as advisory and administrative services. Revenues from investment management services are recognized in Asset management, administration and distribution fees on the accompanying Consolidated Statements of Operations.
Principles of Consolidation
The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries and entities in which it holds a controlling financial interest. The Company determines whether it has a controlling financial interest either by its decision-making ability through voting interests or by the extent of the Company’s participation in the economic risks and rewards of the entity through variable interests. The Company’s principal subsidiaries are SEI Investments Distribution Co. (SIDCO), SEI Investments Management Corporation (SIMC), SEI Private Trust Company (SPTC), SEI Trust Company (STC), SEI Global Services, Inc. (SGSI), SEI Investments (Europe) Limited (SIEL), SEI Investments - Global Fund Services, Ltd. (GFSL), SEI Investments Canada Company (SEI Canada) and SEI Investments - Luxembourg S.A. (SEI Lux). All intercompany accounts and transactions have been eliminated.
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
The Company is a party to expense limitation agreements with certain SEI-sponsored money market funds subject to Rule 2a-7 of the Investment Company Act of 1940 which establish a maximum level of ordinary operating expenses incurred by the fund in any fiscal year including, but not limited to, fees of the administrator or its affiliates. Under the terms of these agreements, the Company waived $22,092, $35,426 and $45,129 in fees during 2023, 2022 and 2021, respectively.
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
Revenue Recognition
Revenue is recognized when the transfer of control of promised goods or services under the terms of a contract with customers are satisfied in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those promised goods or services. Certain portions of the Company’s revenues involve a third party in providing goods or services to its customers. In such circumstances, the Company must determine whether the nature of its promise to the customer is to provide the underlying goods or services (the Company is the principal in the transaction and reports the transaction gross) or to arrange for a third party to provide the underlying goods or services (the entity is the agent in the transaction and reports the transaction net). The Company does not disclose the value of unsatisfied performance obligations as the majority of its contracts relate to: 1) contracts with an original term of one year or less; 2) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for services performed; and 3) contracts that are based on the value of assets under management or administration. See Note 17 for related disclosures regarding revenue recognition.
Cash and Cash Equivalents
The Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include $397,838 and $305,434 at December 31, 2023 and 2022, respectively, primarily invested in SEI-sponsored open-ended money market mutual funds. The SEI-sponsored mutual funds are considered Level 1 assets.
Restricted Cash
Restricted cash includes $250 at December 31, 2023 and 2022 segregated for regulatory purposes related to trade-execution services conducted by SIEL. Restricted cash also includes $51 and $101 at December 31, 2023 and 2022, respectively, segregated in special reserve accounts for the benefit of SIDCO customers in accordance with certain rules established by the Securities and Exchange Commission for broker-dealers.
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
The Company evaluates the realizable value of its available for sale debt securities on a quarterly basis. In the event that an other-than-temporary decline in fair value has occurred, the amount of the decline related to a credit loss is reported through current period earnings. Some of the factors considered in determining other-than-temporary impairment include, but are not limited to, the intent of management to sell the security, the likelihood that the Company will be required to sell the security before recovering its cost, and management’s expectation to recover the entire amortized cost basis of the security even if there is no intent to sell the security. The Company did not recognize any impairment charges related to its available for sale debt securities in 2023, 2022 or 2021.
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
Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 financial assets consist of GNMA mortgage-backed securities, Federal Home Loan Bank (FHLB) and other U.S. government agency short-term notes. The investments in GNMA mortgage-backed securities were purchased for the sole purpose of satisfying applicable regulatory requirements imposed on the Company's wholly-owned limited purpose federal thrift subsidiary, SPTC. The investments in FHLB and other U.S. government agency short-term notes were purchased as part of a cash management program requiring only short term, top-tier investment grade government and corporate securities.
Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment by management. The Company had no Level 3 financial assets at December 31, 2023 or 2022 that were required to be measured at fair value on a recurring basis. The Company's Level 3 financial liabilities at December 31, 2023 and 2022 consist entirely of estimated contingent considerations resulting from business acquisitions (See Note 15).
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
The Company capitalized $33,958, $35,293 and $26,037 of software development costs during 2023, 2022 and 2021, respectively, to further the development of the SEI Wealth PlatformSM (SWP) and the development of a new platform for the Investment Managers segment. The Company capitalized $18,183, $25,735 and $25,938 of software development costs for significant enhancements to SWP during 2023, 2022 and 2021, respectively. As of December 31, 2023, the net book value of SWP was $218,521. The net book value includes $5,916 of capitalized software development costs in-progress associated with future releases.
The Company also capitalized $15,775 and $9,558 of software development costs during 2023 and 2022, respectively, related to a new platform for the Investment Managers segment. Capitalized software development costs in-progress associated with this platform were $20,083 as of December 31, 2023. The platform is not yet ready for use.
Management continually reassesses the estimated useful life of SWP and any change in management’s estimate could result in the remaining amortization expense to be accelerated or spread out over a longer period. As of December 31, 2023, SWP has a weighted average remaining life of 8.9 years. Amortization expense for SWP was $25,637, $35,638 and $47,769 in 2023, 2022 and 2021, respectively, and is included in Amortization expense on the accompanying Consolidated Statements of Operations.
The Company currently expects to recognize amortization expense related to all capitalized software development costs placed into service as of December 31, 2023 each year from 2024 through 2028 as follows:

Year	Expected Amortization Expense Related to Capitalized Software
2024	$27,025
2025	27,025
2026	26,018
2027	24,401
2028	22,463
The Company evaluates the carrying value of capitalized software development costs when circumstances indicate the carrying value may not be recoverable. The review of capitalized software development costs for impairment requires significant assumptions about operating strategies, underlying technologies utilized, and external market factors. External market factors include, but are not limited to, expected levels of competition, barriers to entry by potential competitors, stability in the target market and governmental regulations. During 2023, management decided to abandon certain functionality within the platform for the Investment Managers segment due to a change in development strategy and wrote off $5,250 of previously capitalized software development costs. The expense associated with the write off is reflected in the Investment Managers segment and included in Facilities, supplies and other costs on the accompanying Consolidated Statement of Operations. The Company did not recognize any impairment charges related to its capitalized software development costs in 2022 or 2021.
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
Identifiable definite-lived intangible assets on the Company’s Consolidated Balance Sheet are amortized on a straight-line basis according to their estimated useful lives. Goodwill is not amortized but is reviewed for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Current guidance requires that a qualitative assessment be performed to assess goodwill for impairment. The fair value of each reporting unit is compared with its carrying value, including goodwill. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. If the qualitative assessment indicates the carrying value exceeds the fair value, a quantitative impairment test is then utilized to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized. The Company did not recognize any impairment charges related to its goodwill or other intangible assets in 2023, 2022 or 2021. See Note 16 for related disclosures regarding goodwill and intangible assets.
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
Transaction gains and losses from exchange rate fluctuations are included in the results of operations in the periods in which they occur. There were no material gains or losses from exchange rate fluctuations in 2023, 2022 or 2021.
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

The calculations of basic and diluted earnings per share for 2023, 2022 and 2021 are:

	2023	2022	2021
Net income	$462,258	$475,467	$546,593
Shares used to compute basic earnings per common share	132,593,000	136,071,000	141,216,000
Dilutive effect of equity awards	1,135,000	1,352,000	2,096,000
Shares used to compute diluted earnings per common share	133,728,000	137,423,000	143,312,000
Basic earnings per common share	$3.49	$3.49	$3.87
Diluted earnings per common share	$3.46	$3.46	$3.81
Employee stock options to purchase approximately 11,388,000, 12,439,000 and 11,755,000 shares of common stock, with an average exercise price per share of $61.32, $60.35 and $58.43, were outstanding during 2023, 2022 and 2021, respectively, but not included in the computation of diluted earnings per common share because either the performance conditions have not been satisfied or the option’s exercise price was greater than the average market price of the Company’s common stock and the effect on diluted earnings per common share would have been anti-dilutive. Restricted stock units not included in the computation of diluted earnings per common share were immaterial during 2023 and 2022 (See Note 7).
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
The majority of the Company's leases for corporate facilities and equipment contain terms for renewal and extension of the lease agreement. The exercise of lease renewal options is generally at the Company’s sole discretion. The Company includes the lease extensions when it is reasonably certain the Company will exercise the extension. Several of the Company's leases are subject to periodic market rent review adjustments which are not tied to an index or specific interest rate. Rather, the review adjustments represent market conditions on the date of the review. The variable lease payments consist of payments beyond the initial contractual payment amounts prior to the market rent review. The Company’s lease agreements do not contain any material residual value guarantees or any material restrictive covenants. The Company does not currently have any finance leases. See Note 18 for related disclosures regarding leases.
Reclassifications
Certain prior year amounts have been reclassified to conform to current year presentation (See Note 17).

Recently Adopted Accounting Pronouncements
In October 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2021-08, Business Combinations (Topic 805) Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASU 2021-08). This update amends Topic 805 to add contract assets and contract liabilities to the list of exceptions to the recognition and measurement principles that apply to business combinations and to require that an entity (acquirer) recognize and measure contract assets and contract liabilities in accordance with ASC 606. The Company adopted ASU 2021-08 on January 1, 2023. There was no material impact to the Company's consolidated financial statements from the implementation of ASU 2021-08.
New Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07) which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments in ASU 2023-07 apply retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting ASU 2023-07 on its consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures (ASU 2023-09) to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2023-09 on its consolidated financial statements and related disclosures.

Note 2 – Investment in Unconsolidated Affiliates
LSV Asset Management
The Company has an investment in the general partnership LSV Asset Management (LSV), a registered investment advisor that provides investment advisory services primarily to institutions, including pension plans and investment companies. LSV is currently an investment sub-advisor for a limited number of SEI-sponsored investment products. As of December 31, 2023, the Company's total partnership interest in LSV was approximately 38.6%.
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
At December 31, 2023, the Company’s total investment in LSV was $110,781. The Company’s proportionate share in the earnings of LSV was $126,930, $120,667 and $137,572 in 2023, 2022 and 2021, respectively. The Company receives partnership distributions related to the earnings of LSV on a quarterly basis. As such, the Company considers these distribution payments as returns on investment rather than returns of the Company's original investment in LSV and has therefore classified the associated cash inflows as an operating activity on the Consolidated Statements of Cash Flows. The Company received partnership distribution payments from LSV of $121,582, $120,849 and $131,170 in 2023, 2022 and 2021, respectively.
These tables contain condensed financial information of LSV:

Condensed Statement of Operations Year ended December 31,	2023	2022	2021
Revenues	$426,270	$406,895	$456,259
Net income	$328,905	$312,180	$354,964

Condensed Balance Sheets December 31,	2023	2022
Current assets	$169,867	$158,326
Non-current assets	6,568	6,019
Total assets	$176,435	$164,345

Current liabilities	$74,853	$77,306
Non-current liabilities	2,182	3,050
Partners’ capital	99,400	83,989
Total liabilities and partners’ capital	$176,435	$164,345

Note 3 – Composition of Certain Financial Statement Captions
Receivables
Receivables on the accompanying Consolidated Balance Sheets consist of:

	2023	2022
Trade receivables	$115,356	$110,722
Fees earned, not billed	372,291	320,700
Other receivables	14,450	26,563
	502,097	457,985
Less: Allowance for doubtful accounts	(663)	(901)
Receivables, net	$501,434	$457,084
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
Property and Equipment
Property and Equipment on the accompanying Consolidated Balance Sheets consists of:

	2023	2022
Buildings	$216,968	$210,626
Equipment	193,096	179,318
Land	26,450	26,439
Purchased software	165,348	160,714
Furniture and fixtures	23,025	21,956
Leasehold improvements	19,827	20,879
Construction in progress	684	1,958
	645,398	621,890
Less: Accumulated depreciation	(474,034)	(440,861)
Property and Equipment, net	$171,364	$181,029
Depreciation expense related to property and equipment for 2023, 2022 and 2021 was $35,300, $33,657 and $33,481, respectively.

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
Deferred contract costs were $40,221 and $37,928 as of December 31, 2023 and 2022, respectively. The Company deferred expenses related to contract costs of $11,342, $12,751 and $11,201 during 2023, 2022 and 2021, respectively. Amortization expense related to deferred contract costs were $9,049, $11,059 and $8,746 during 2023, 2022 and 2021, respectively, and is included in Compensation, benefits and other personnel on the accompanying Consolidated Statements of Operations. Amortization expense during 2022 includes $1,784 in expense accelerated as a result of the termination of a contractual agreement with a significant client (See Note 17). There were no material impairment losses in relation to deferred contract costs during 2023, 2022 or 2021.
Other Assets
Other assets consist of long-term prepaid expenses, deposits, other investments at cost and various other assets. Amortization expense for certain other assets for 2023, 2022 and 2021 was $281, $262 and $324, respectively.
Accrued Liabilities
Accrued Liabilities on the accompanying Consolidated Balance Sheets consist of:

	2023	2022
Accrued employee compensation	$107,495	$100,566
Accrued employee benefits and other personnel	9,797	9,852
Accrued voluntary separation program	21,058	53,821
Accrued consulting, outsourcing and professional fees	32,285	37,009
Accrued sub-advisory, distribution and other asset management fees	49,405	52,916
Accrued dividend payable	61,104	58,051
Other accrued liabilities	37,801	47,148
Accrued liabilities	$318,945	$359,363

Note 4 – Fair Value Measurements
The fair value of the Company’s financial assets and liabilities, except for the Company's investment funds sponsored by LSV, is determined in accordance with the fair value hierarchy. The fair value of the Company’s Level 1 financial assets consists mainly of investments in open-end and closed-end mutual funds that are quoted daily. Level 2 financial assets consist of Government National Mortgage Association (GNMA) mortgage-backed securities held by the Company's wholly-owned limited purpose federal thrift subsidiary, SEI Private Trust Company (SPTC), Federal Home Loan Bank (FHLB) and other U.S. government agency short-term notes held by SIDCO. The financial assets held by SIDCO were purchased as part of a cash management program requiring only short term, top-tier investment grade government and corporate securities. The financial assets held by SPTC are debt securities issued by GNMA and are backed by the full faith and credit of the U.S. government. These securities were purchased for the sole purpose of satisfying applicable regulatory requirements and have maturity dates which range from 2027 to 2041.
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
The valuation of the Company's Level 2 financial assets held by SIDCO and SPTC are based upon securities pricing policies and procedures utilized by third-party pricing vendors. The Company had no Level 3 financial assets at December 31, 2023 or 2022 that were required to be measured at fair value on a recurring basis. The Company's Level 3 financial liabilities at December 31, 2023 and 2022 consist entirely of the estimated fair value of contingent considerations resulting from business acquisitions (See Note 15). There were no transfers of financial assets between levels within the fair value hierarchy during 2023.

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
The fair value of certain financial assets and liabilities of the Company was determined using the following inputs:

		Fair Value Measurements at Reporting Date Using
	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets
Equity securities	$36,661	$36,661	$—
Available-for-sale debt securities	118,752	—	118,752
Fixed-income securities owned	31,334	—	31,334
Investment funds sponsored by LSV (1)	7,316
	$194,063	$36,661	$150,086

		Fair Value Measurements at Reporting Date Using
	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets
Equity securities	$10,900	$10,900	$—
Available-for-sale debt securities	117,301	—	117,301
Fixed-income securities owned	32,148	—	32,148
Investment funds sponsored by LSV (1)	6,366
	$166,715	$10,900	$149,449
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
Cash Equivalents
The Company's investments in money market funds and commercial paper classified as cash equivalents had a fair value of $565,588 and $450,240 at December 31, 2023 and 2022, respectively. There were no material unrealized or realized gains or losses from these investments during 2023 and 2022.
Available For Sale and Equity Securities
Available For Sale and Equity Securities on the accompanying Consolidated Balance Sheets consist of:

	At December 31, 2023
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available for sale debt securities	$127,681	$—	$(8,929)	$118,752
SEI-sponsored mutual funds	30,427	818	(19)	31,226
Equities and other mutual funds	5,301	134	—	5,435
	$163,409	$952	$(8,948)	$155,413

	At December 31, 2022
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available for sale debt securities	$129,372	$—	$(12,071)	$117,301
SEI-sponsored mutual funds	6,207	—	(176)	6,031
Equities and other mutual funds	5,026	—	(157)	4,869
	$140,605	$—	$(12,404)	$128,201
Net unrealized holding losses at December 31, 2023 of the Company's available-for-sale debt securities were $6,875 (net of income tax benefit of $2,054). Net unrealized losses at December 31, 2022 of the Company's available-for-sale debt securities were $9,294 (net of income tax expense of $2,777). These unrealized losses are associated with the Company’s investments in mortgage-backed securities issued by GNMA and were caused by interest rate increases (See Note 4). The contractual cash flows of these securities are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company's investments. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. These net unrealized gains and losses are reported as a separate component of Accumulated other comprehensive loss on the accompanying Consolidated Balance Sheets.
The following tables provide the scheduled maturities of the Company's available-for-sale debt securities:

	At December 31, 2023
	Cost	Fair Value
Within one year	$—	$—
After one year through five years	5,679	5,035
After 5 years through 10 years	31,162	28,084
After 10 years	90,840	85,633
	$127,681	$118,752

	At December 31, 2022
	Cost	Fair Value
Within one year	$10	$9
After one year through five years	4,299	3,800
After 5 years through 10 years	21,398	18,929
After 10 years	103,665	94,563
	$129,372	$117,301

There were gross realized losses of $215, $602 and $1,160 from available-for-sale debt securities during 2023, 2022 and 2021, respectively. There were no gross realized gains from available-for-sale debt securities during 2023, 2022 and 2021. Realized losses from available-for-sale debt securities, including amounts reclassified from accumulated comprehensive loss, are reflected in Net gain (loss) from investments on the accompanying Consolidated Statements of Operations.
There were gross realized gains of $661 and gross realized losses of $349 from mutual funds and equities during 2023. In 2022, there were gross realized gains of $263 and gross realized losses of $773 from mutual funds and equities. In 2021, there were gross realized gains of $741 and gross realized losses of $72 from mutual funds and equities. Gains and losses from mutual funds and equities are reflected in Net gain (loss) from investments on the accompanying Consolidated Statements of Operations.
Investments in Affiliated Funds
The Company has an investment in funds sponsored by LSV. The Company records this investment on the accompanying Consolidated Balance Sheets at fair value. Unrealized gains and losses from the change in fair value of these funds are recognized in Net gain (loss) from investments on the accompanying Consolidated Statements of Operations.
The funds had a fair value of $7,316 and $6,366 at December 31, 2023 and 2022, respectively. The Company recognized gains of $950 and $750 during 2023 and 2021, respectively, and losses of $550 during 2022 from the change in fair value of the funds.
Securities Owned
The Company’s broker-dealer subsidiary, SIDCO, has investments in U.S. government agency securities with maturity dates less than one year. These investments are reflected as Securities owned on the accompanying Consolidated Balance Sheets. Due to specialized accounting practices applicable to investments by broker-dealers, the securities are reported at fair value and changes in fair value are recorded in current period earnings. The securities had a fair value of $31,334 and $32,148 at December 31, 2023 and 2022, respectively. There were no material net gains or losses from the change in fair value of the securities during 2023, 2022 and 2021.

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
On April 17, 2023, the Company and the lenders amended the Credit Facility to add SOFR as an alternative reference rate for borrowings in place of the London InterBank Offered Rate (LIBOR). All other terms and conditions of the original agreement remained in effect.
The Company had no borrowings related to the Credit Facility as of December 31, 2023.

As of December 31, 2023, the Company had outstanding letters of credit of $4,866 under the Credit Facility. These letters of credit are scheduled to expire during 2024. The amount of the Credit Facility available for general corporate purposes as of January 31, 2024 was $320,134. The Company was in compliance with all covenants of the Credit Facility during 2023.
The Company incurred $583, $749 and $563 in interest charges and commitment fees relating to the Credit Facility during 2023, 2022 and 2021, respectively, which are reflected in Interest expense on the accompanying Consolidated Statements of Operations.

Note 7 – Shareholders’ Equity
Stock-Based Compensation
The Company's active equity compensation plan, the 2014 Omnibus Equity Compensation Plan (the 2014 Plan), is the successor plan to the 2007 Equity Compensation Plan (the 2007 Plan) which was merged with and into the 2014 Plan in May 2014. Outstanding grants under the 2007 Plan will continue according to the terms in effect before the plan merger, but the outstanding shares will be issued or transferred under the 2014 Plan. The 2014 Plan provides for the grant of stock options, stock units, stock awards, stock appreciation rights, dividend equivalents and other stock-based awards. Permitted grantees under the 2014 Plan include employees, non-employee directors and consultants who perform services for the Company. The plan is administered by the Compensation Committee of the Board of Directors of the Company. As of December 31, 2023, the Company has restricted stock units and non-qualified stock options outstanding under the 2014 Plan.
The Company recognized stock-based compensation expense in its Consolidated Financial Statements in 2023, 2022 and 2021 as follows:

	2023	2022	2021
Stock-based compensation expense	$31,308	$39,403	$41,451
Less: Deferred tax benefit	(5,989)	(7,340)	(8,444)
Stock-based compensation expense, net of tax	$25,319	$32,063	$33,007
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
The weighted average fair value of the Company’s stock options granted during 2023, 2022 and 2021 were $15.70, $17.95 and $14.94, respectively, using the following assumptions:

	2023	2022	2021
Expected term (in years)	5.32	5.84	5.60
Expected volatility	24.32%	27.79%	28.67%
Expected dividend yield	1.49%	1.40%	1.30%
Risk-free interest rate	3.95%	3.79%	1.37%
The Company reviews its estimates of when vesting targets will be achieved based upon financial performance on an annual basis. The Company revised its estimates during 2023 which resulted in a decrease of $6,941 in stock-based compensation in comparison to the previous management estimate. The change in management’s estimate during 2022 resulted in a decrease of $4,915 and the change in estimate in 2021 resulted in an increase of $5,880 in stock-based compensation expense in comparison to the previous management estimates.
The Company initiated a voluntary separation program to long-tenured employees in July 2022. Certain allowances provided to the participating employees in the program resulted in modifications to the Company's equity compensation plans related to the vesting of stock options during 2022 and the period in which the employee may exercise vested stock options after the termination of employment (See Note 14). These modifications impacted 52 grantees of stock options. The Company incurred additional stock-based compensation expense of $2,532 as a result of these modifications. During 2023 and 2022, the Company reversed previously recognized stock-option expense of $1,783 and $3,562, respectively, as a result of the cancellation of certain stock option awards to employees participating in the voluntary separation program.
As of December 31, 2023, there was approximately 10,661,000 unvested employee stock options with an unrecognized compensation cost of $89,130 that the Company expects will vest and be expensed through 2027 with a weighted average period of 1.8 years.
This table presents certain information relating to the Company’s stock option plans for 2023, 2022 and 2021:

	Number of Shares	Weighted Average Price
Balance as of December 31, 2020	18,495,000	$51.15
Granted	3,323,000	60.48
Exercised	(1,719,000)	29.73
Expired or canceled	(1,015,000)	57.92
Balance as of December 31, 2021	19,084,000	$54.35
Granted	2,215,000	61.74
Exercised	(1,537,000)	35.03
Expired or canceled	(992,000)	59.52
Balance as of December 31, 2022	18,770,000	$56.52
Granted	1,871,000	62.01
Exercised	(2,148,000)	45.11
Expired or canceled	(1,073,000)	59.79
Balance as of December 31, 2023	17,420,000	$58.31

Exercisable as of December 31, 2023	6,759,000	$54.95
Available for future grant as of December 31, 2023	8,509,000
As of December 31, 2023 and 2022, there were 6,759,000 and 9,043,000 shares exercisable, respectively. The expiration dates for options outstanding at December 31, 2023 range from April 22, 2024 to December 15, 2033 with a weighted average remaining contractual life of 6.3 years.
Upon exercise of stock options, the Company will issue new shares of its common shares. The Company does not hold any shares in treasury. The total intrinsic value of options exercised during 2023 and 2022 was $34,499 and $36,576, respectively. The total options exercisable as of December 31, 2023 had an intrinsic value of $64,577. The total options outstanding as of December 31, 2023 had an intrinsic value of $103,189. The total intrinsic value for options outstanding and options exercisable is calculated as the difference between the market value of the Company’s common stock and the exercise price of the shares. The market value of the Company’s common stock as of December 29, 2023 was $63.55 as reported by the Nasdaq Stock Market, LLC.
Restricted Stock Units
The Company's restricted stock units (RSUs) are equivalent to one share of the Company's common stock. These equity awards are time-based and are not based on the achievement of performance targets. RSUs accrue dividends based on dividends paid on the Company's common stock and are paid in cash upon satisfaction of the vesting requirements related to the underlying RSU. The majority of the Company's RSUs will vest on the third anniversary of the issuance date. There was no activity related to the Company's RSUs during 2021.

This table presents certain information relating to the Company’s RSUs for 2023 and 2022:

	Number of RSUs	Weighted Average Grant-Date Fair Value
Balance as of December 31, 2021	—	$—
Granted	467,000	61.27
Vested	—	—
Expired or canceled	—	—
Balance as of December 31, 2022	467,000	$61.27
Granted	373,000	61.76
Vested	(20,000)	57.39
Expired or canceled	(24,000)	61.85
Balance as of December 31, 2023	796,000	$61.58
As of December 31, 2023, the unrecognized compensation cost associated with the Company's RSUs was $39,905, which will be expensed through 2026 over a weighed average remaining period of 1.78 years.
Employee Stock Purchase Plan
The Company has an employee stock purchase plan that provides for offerings of common stock to eligible employees at a price equal to 85 percent of the fair market value of the stock at the end of the stock purchase period, as defined. The Company has reserved 15,652,000 shares for issuance under this plan. At December 31, 2023, 12,482,000 cumulative shares have been issued. There were no material costs incurred by the Company related to the employee stock purchase plan in 2023, 2022 and 2021.
Common Stock Buyback
The Board of Directors, under multiple authorizations, has authorized the purchase of the Company’s common stock on the open market or through private transactions. As of December 31, 2023, the Company had approximately $282,079 of authorization remaining for the purchase of common stock. The following table provides the total number of shares repurchased and the related total costs in 2023, 2022 and 2021:

Year	Total Number of Shares Repurchased	Total Cost
2023	5,237,000	$310,769
2022	5,914,000	338,442
2021	6,747,000	411,534
The Company immediately retires its common stock when purchased. Upon retirement, the Company reduces Capital in excess of par value for the average capital per share outstanding and the remainder is charged against Retained earnings. If the Company reduces its Retained earnings to zero, any subsequent purchases of common stock will be charged entirely to Capital in excess of par value.
Cash Dividends
On May 31, 2023, the Board of Directors declared a cash dividend of $0.43 per share on the Company’s common stock, which was paid on June 21, 2023, to shareholders of record on June 12, 2023. On December 15, 2023, the Board of Directors declared a cash dividend of $0.46 per share on the Company’s common stock, which was paid on January 9, 2024, to shareholders of record on December 28, 2023.
The cash dividends declared in 2023, 2022 and 2021 were $117,894, $112,429 and $107,840, respectively. The Board of Directors has indicated its intention to declare future cash dividends on a semiannual basis.

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

	Foreign Currency Translation Adjustments	Unrealized Holding Gains (Losses) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2021	$(18,349)	$1,551	$(16,798)

Other comprehensive loss before reclassifications	(1,432)	(2,527)	(3,959)
Amounts reclassified from accumulated other comprehensive loss	—	914	914
Net current-period other comprehensive loss	(1,432)	(1,613)	(3,045)

Balance, December 31, 2021	$(19,781)	$(62)	$(19,843)

Other comprehensive loss before reclassifications	(19,892)	(9,700)	(29,592)
Amounts reclassified from accumulated other comprehensive loss	—	468	468
Net current-period other comprehensive loss	(19,892)	(9,232)	(29,124)

Balance, December 31, 2022	$(39,673)	$(9,294)	$(48,967)

Other comprehensive income before reclassifications	9,516	2,252	11,768
Amounts reclassified from accumulated other comprehensive loss	—	167	167
Net current-period other comprehensive income	9,516	2,419	11,935

Balance, December 31, 2023	$(30,157)	$(6,875)	$(37,032)

Note 9 – Employee Benefit Plan
The Company has a tax-qualified defined contribution plan (the Plan). The Plan provides retirement benefits, including provisions for early retirement and disability benefits, as well as a tax-deferred savings feature. After satisfying certain requirements, participants are vested in employer contributions at the time the contributions are made. All Company contributions are discretionary and are made from available profits. The Company contributed $18,069, $16,859 and $14,777 to the Plan in 2023, 2022 and 2021, respectively.

Note 10 – Commitments and Contingencies
The Company leases software, facilities, and equipment under non-cancelable operating leases, some which contain escalation clauses for increased taxes and operating expenses. The Company has entered into maintenance agreements primarily for its equipment. Rent expense, primarily related to user licenses for software, was $71,962, $65,792 and $57,880 in 2023, 2022 and 2021, respectively.
The aggregate noncancellable minimum commitments at December 31, 2023 are:

Year	Aggregate Noncancellable Minimum Commitments
2024	$8,754
2025	7,529
2026	7,088
2027	4,167
2028 and thereafter	3,363
$30,901

In the ordinary course of business, the Company from time to time enters into contracts containing indemnification obligations of the Company. These obligations may require the Company to make payments to another party upon the occurrence of certain events including the failure by the Company to meet its performance obligations under the contract. These contractual indemnification provisions are often standard contractual terms of the nature customarily found in the type of contracts entered into by the Company. In many cases, there are no stated or notional amounts included in the indemnification provisions. There are no amounts reflected on the Consolidated Balance Sheets as of December 31, 2023 and 2022 related to these indemnifications.
Legal Proceedings
The Company is party to various disputes, actions and claims arising in the normal course of business that the Company does not believe are material. The Company believes that the ultimate resolution of any of these matters will not have a material adverse effect on the Company's financial position or the manner in which the Company conducts its business. Currently, the Company does not believe the amount of losses associated with these matters can be estimated. While the Company does not believe that the amount of such losses will, when liquidated or estimable, be material to its financial position, the assumptions may be incorrect and any such loss could have a material adverse effect on the Company's results of operations or the manner in which the Company conducts its business in the period(s) during which the underlying matters are resolved.

Note 11 – Income Taxes
The federal and state and foreign income tax provision is summarized as follows:

Year Ended December 31,	2023	2022	2021
Current
Federal	$133,465	$126,780	$120,939
State	23,621	27,267	24,492
Foreign	8,807	26,255	9,480
	165,893	180,302	154,911
Deferred
Federal	(29,837)	(40,619)	(7,106)
State	(3,620)	(4,949)	(735)
Foreign	(39)	(921)	10
	(33,496)	(46,489)	(7,831)
Total income taxes	$132,397	$133,813	$147,080
Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues raised may differ materially from the amount accrued. The examination and the resolution process may last longer than one year.
The components of Income before income taxes are summarized as follows:

Year Ended December 31,	2023	2022	2021
Domestic	$545,642	$474,894	$641,403
Foreign	49,013	134,386	52,270
	$594,655	$609,280	$693,673
The Company's foreign income is primarily earned in Canada, the Republic of Ireland, Luxembourg and the United Kingdom.

The effective income tax rate differs from the federal income tax statutory rate due to the following:

Year Ended December 31,	2023	2022	2021
Statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal tax benefit	2.6	2.9	2.6
Foreign tax expense and tax rate differential	(0.3)	(0.2)	(0.1)
Tax benefit from stock option exercises	(0.3)	(0.7)	(1.2)
Research and development tax credit	(1.1)	(1.1)	(1.0)
Foreign-Derived Intangible Income Deduction (FDII)	(0.3)	(0.3)	(0.2)
Other, net	0.7	0.4	0.1
	22.3%	22.0%	21.2%
The increase in the Company's effective rate in 2023 was primarily due to reduced tax benefits related to stock option exercises as compared to the prior year.
Deferred income taxes for 2023 and 2022 reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Significant components of deferred tax assets and liabilities at December 31, 2023 and 2022 are as follows:

	2023	2022
Deferred Tax Assets:
Stock-based compensation expense	$35,999	$35,865
Federal net operating loss and R&D Credit carryforward	5,477	6,565
State net operating loss carryforward	39,820	40,249
Foreign net operating loss carryforward and other	7,486	7,339
Capitalized research and development	11,759	—
Accrued expense associated with voluntary separation program	3,796	9,792
Basis differences in investments	5,111	2,432
Federal benefit of state tax deduction for uncertain tax positions	2,039	1,891
Revenue and expense recognized in different periods for financial reporting and income tax purposes	2,306	2,827
Other assets	2,509	4,021
Total deferred income tax assets	116,302	110,981
Less: Federal net operating loss and R&D valuation allowance	(794)	(794)
Less: State net operating loss valuation allowance	(36,966)	(36,963)
Less: Foreign net operating loss valuation allowance	(7,486)	(7,339)
Net deferred income tax assets	$71,056	$65,885

Deferred Tax Liabilities:
Capitalized research and development	$—	$(24,764)
Difference in financial reporting and income tax depreciation methods	(9,679)	(12,694)
Difference between book and tax basis of other assets	(7,652)	(7,265)
Goodwill and other intangibles	(6,784)	(7,482)
Capitalized contract costs	(9,232)	(8,744)
Total deferred income tax liabilities	$(33,347)	$(60,949)
Net deferred income tax assets	$37,709	$4,936
The 2017 Tax Cut Job Act (Tax Act) enacted in December 2017 contained a provision which became effective for research and development expenditures incurred by the Company on or after January 1, 2022. Under the Tax Act, research and development costs incurred are no longer allowed as an immediate deduction for federal income tax purposes. Rather, these expenditures incurred must be capitalized and amortized over a five-year period for activities conducted in the United States or 15 years for activities conducted abroad. The Company recorded a deferred tax asset of $67,881 as of

December 31, 2023 associated with this provision of the Tax Act which reduced the Company's net deferred tax liabilities related to capitalized research and development expenditures.
As of December 31, 2023, the Company has federal operating loss carryovers of $19,880 remaining from the acquisition of Novus Partners as well as research and development credit carryovers remaining of $1,302. The Company has recorded a deferred tax asset associated with these carryovers of $5,477 and a related valuation allowance of $794 associated with the statutory limitations of the carryforwards. Operating loss carryovers generated after December 31, 2017 have an indefinite carryforward period, while those generated before December 31, 2017 will expire beginning in 2033 through 2037.
The valuation allowances against deferred tax assets at December 31, 2023 and 2022 are related to federal and state net operating losses from certain domestic subsidiaries, foreign net operating losses from certain foreign subsidiaries and the restriction of the use of the foreign tax credits. Internal Revenue Code Section 382 places an annual limitation on the amount of operating losses and tax credits an acquiring entity can use of operating loss and tax credit carryforwards of acquired entities. Certain state and foreign tax statutes significantly limit the utilization of net operating losses for domestic and foreign subsidiaries. Furthermore, these net operating losses cannot be used to offset the net income of other subsidiaries.
The Company recognizes uncertain tax positions in accordance with the applicable accounting guidance and adjusts these liabilities when management’s judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company's current estimate of the tax liabilities. The Company’s total unrecognized tax benefit, including interest and penalties, as of December 31, 2023 was $16,917, of which $14,878 would affect the effective tax rate if the Company were to recognize the tax benefit. The gross amount of uncertain tax liability of $3,837 is expected to be paid within one year and is netted against the current payable account while the remaining amount of $13,080 is included in Other long-term liabilities on the accompanying Consolidated Balance Sheet. During the year ended December 31, 2023, the Company recognized $3,383 of previously unrecognized tax benefits relating to the lapse of the statute of limitation and settlements.
The Company files a consolidated federal income tax return and separate income tax returns with various states. Certain subsidiaries of the Company file tax returns in foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examination for years before 2020 and is no longer subject to state, local or foreign income tax examinations by authorities for years before 2018.
A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

	2023	2022	2021
Balance as of January 1	$15,204	$14,886	$15,911
Tax positions related to current year:
Gross additions	3,395	3,481	3,672
Tax positions related to prior years:
Gross additions	120	251	382
Settlements	—	—	(678)
Lapses on statute of limitations	(3,187)	(3,414)	(4,401)
Balance as of December 31	$15,532	$15,204	$14,886
The above reconciliation of the gross unrecognized tax benefit will differ from the amount which would affect the effective tax rate because of the recognition of the federal and state tax benefits and interest and penalties.
The Company classifies all interest and penalties as income tax expense. The Company has recorded $1,385, $1,118 and $1,338 in liabilities for tax-related interest and penalties in 2023, 2022 and 2021, respectively.
The Company estimates it will recognize $3,837 of unrecognized tax benefits within the next twelve months due to lapses on the statute of limitation.
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
Institutional Investors – Provides Outsourced Chief Investment Officer solutions, including investment management and administrative outsourcing platforms to retirement plan sponsors, healthcare systems, higher education and other not-for-profit organizations worldwide;
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
In 2023, 2022 and 2021, no single customer accounted for more than 10% of revenues in any business segment.
The following tables highlight certain financial information about each of the Company’s business segments for the years ended December 31, 2023, 2022 and 2021:

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments in New Businesses	Total
	For the Year Ended December 31, 2023
Revenues	$503,317	$436,298	$289,708	$670,486	$19,984	$1,919,793
Expenses	455,820	259,142	165,455	437,174	45,437	1,363,028
Operating profit (loss)	$47,497	$177,156	$124,253	$233,312	$(25,453)	$556,765

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments in New Businesses	Total
	For the Year Ended December 31, 2022
Revenues	$575,625	$447,766	$323,353	$624,918	$19,375	$1,991,037
Expenses	473,209	251,650	172,252	404,850	45,159	1,347,120
Operating profit (loss)	$102,416	$196,116	$151,101	$220,068	$(25,784)	$643,917

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments in New Businesses	Total
	For the Year Ended December 31, 2021
Revenues	$493,570	$482,949	$343,805	$581,157	$16,828	$1,918,309
Expenses	462,796	240,334	168,070	348,655	53,219	1,273,074
Operating profit (loss)	$30,774	$242,615	$175,735	$232,502	$(36,391)	$645,235

A reconciliation of the total reported for the business segments to income from operations in the Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021 is as follows:

Year Ended December 31,	2023	2022	2021
Total operating profit from segments above	$556,765	$643,917	$645,235
Corporate overhead expenses (1)	(132,241)	(168,164)	(91,854)
Income from operations	$424,524	$475,753	$553,381
(1) Corporate overhead expenses in 2022 include the total costs of the Voluntary Separation Program (See Note 14).
The following tables provide additional information for the years ended December 31, 2023, 2022 and 2021 pertaining to the Company's business segments:

	Capital Expenditures (2)			Depreciation
Year Ended December 31,	2023	2022	2021	2023	2022	2021
Private Banks	$19,331	$32,454	$26,472	$21,888	$21,237	$19,040
Investment Advisors	9,329	13,027	11,100	2,040	1,933	3,646
Institutional Investors	1,639	3,884	2,614	1,207	1,142	1,241
Investment Managers	26,643	20,968	10,275	9,013	8,468	8,185
Investments in New Businesses	817	787	924	285	164	351
Total from business segments	$57,759	$71,120	$51,385	$34,433	$32,944	$32,463
Corporate Overhead	1,384	1,714	1,151	867	713	1,018
	$59,143	$72,834	$52,536	$35,300	$33,657	$33,481
(2) Capital expenditures include additions to property and equipment and capitalized software.

	Amortization
Year Ended December 31,	2023	2022	2021
Private Banks	$19,094	$25,886	$34,159
Investment Advisors	7,620	9,905	11,654
Institutional Investors	7,324	8,166	2,321
Investment Managers	3,771	9,400	9,955
Investments in New Businesses	579	660	739
Total from business segments	$38,388	$54,017	$58,828
Corporate Overhead	281	263	324
	$38,669	$54,280	$59,152
Assets are not allocated to segments for internal reporting presentations. The following table presents revenues based on the location of the use of the products or services:

For the Year Ended December 31,	2023	2022	2021
United States	$1,640,109	$1,623,022	$1,629,527
International operations	279,684	368,015	288,782
	$1,919,793	$1,991,037	$1,918,309
The following table presents assets based on their location:

	2023	2022
United States	$2,041,083	$1,983,102
International operations	478,920	400,451
	$2,520,003	$2,383,553

Note 13 – Related Party Transactions
The Company, either by itself or through its wholly-owned subsidiaries, serves as the sponsor, administrator, investment advisor, distributor and shareholder servicer for SEI-sponsored investment products. These investment products are offered to clients of the Company and its subsidiaries. Fees earned by the Company for the related services are recognized pursuant to the provisions of investment advisory, fund administration, distribution, and shareholder services agreements directly with the investment products. These fees totaled $389,219, $420,206 and $473,161 in 2023, 2022 and 2021, respectively. The Company's broker-dealer subsidiary, SIDCO, serves as an introducing broker-dealer for securities transactions of SEI-sponsored investment products. The Company recognized $1,352, $2,601 and $1,917 in commissions during 2023, 2022 and 2021, respectively. Both of these fees are reflected in Asset management, administration and distribution fees on the accompanying Consolidated Statements of Operations.
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
The VSP was made available to employees in the United States who met the long-term tenure requirements and included a severance package and the continuation of certain benefits based upon years of service. The severance package also included allowances related to the vesting of certain stock option awards during 2022 and the period in which the employee may exercise vested stock options after the termination of employment. These allowances are considered modifications to the Company's equity compensation plans.
All employees accepted into the program finished their employment. In accordance with accounting guidance, the Company was required to recognize all costs related to termination salary and benefits under the VSP in the period in which the participating employees are irrevocably accepted into the program and the amount is reasonably estimated. As a result, the Company recognized $54,756 in net personnel costs associated with the VSP during 2022. These personnel costs included stock-based compensation expense from modifications to the Company's equity compensation plans related to the vesting of stock options awarded to employees participating in the VSP net of options forfeited (See Note 7). The Company's personnel costs recognized from the VSP are reflected in Compensation, benefits and other personnel on the accompanying Consolidated Statements of Operations.
The Company's liability related to the VSP as of December 31, 2023 and 2022 was $21,058 and $53,821, respectively. There were no material adjustments during 2023 to the Company's liability as of December 31, 2022 related to the VSP.

Note 15 – Business Acquisitions
XPS Pensions (Nexus) Limited
On November 20, 2023, the Company's wholly-owned operating subsidiary in the United Kingdom, SIEL, acquired all of the outstanding equity of XPS Pensions (Nexus) Limited, principal employer and scheme funder of the National Pensions Trust (NPT), from its parent company, XPS Pensions Group PLC (XPS) to expand its presence in the defined contribution market in the United Kingdom.
Under the acquisition method of accounting, the total purchase price was allocated to the net tangible and intangible assets of XPS Pensions (Nexus) Limited based upon their estimated fair values as of November 20, 2023.
The total purchase price for XPS Pensions (Nexus) Limited was $46,205 in cash consideration and a contingent consideration of $3,932 subject to the achievement of certain post-closing performance measurements determined during intervals occurring within two years immediately following the closing date.
The Company acquired $2,306 in cash during the acquisition, resulting in $43,899 net cash paid for XPS Pensions (Nexus) Limited.
The purchase price allocation related to the XPS Pensions (Nexus) Limited acquisition is as follows:

	Estimated Fair Value	Estimated Useful Life
Current assets, net of current liabilities	$2,528
Property and equipment, net	440
Goodwill	14,492
Identifiable intangible assets:
Client relationships	32,677	10 years
Contingent consideration	(3,932)
Net cash consideration	$46,205

The results of operations of XPS Pensions (Nexus) Limited are included in the Institutional Investors segment and are reflected in the Company's Consolidated Statement of Operations since the completion of the acquisition. Any goodwill generated for income tax purposes from the acquisition is fully deductible (See Note 16).
Pro forma information has not been presented because the effect of the acquisition is not material to the Company's consolidated financial results.
Altigo
On December 20, 2023, the Company acquired substantially all of the assets comprising Altigo, a cloud-based technology platform that provides inventory, e-subscription, and reporting capabilities for alternative investments.
Under the acquisition method of accounting, the total purchase price was allocated to the net tangible and intangible assets related to the Altigo platform based upon their estimated fair values as of December 20, 2023. The total purchase price for Altigo was $12,536.
The purchase price allocation related to the Altigo acquisition is as follows:

	Estimated Fair Value	Estimated Useful Life
Current assets, net of current liabilities	$36
Goodwill	6,960
Identifiable intangible assets:
Acquired technology	5,240	5 years
Trade name	300	3 years
Net cash consideration	$12,536
The results of operations of Altigo are included in the Investments in New Businesses segment and are reflected in the Company's Consolidated Statement of Operations since the completion of the acquisition. Any goodwill generated for income tax purposes from the acquisition is fully deductible (See Note 16).
Pro forma information has not been presented because the effect of the acquisition is not material to the Company's consolidated financial results.
Huntington Steele
In April 2018, the Company acquired all ownership interests of Huntington Steele, LLC (Huntington Steele). The total purchase price for Huntington Steele included a contingent purchase price payable to the sellers which is determined at various intervals occurring between 2019 and 2023. In July 2023, the Company exercised its option to settle the contingent consideration. The Company made total payments of $8,799 and $868 during 2023 and 2022, respectively, to the sellers related to the contingent consideration. As of December 31, 2023, the Company no longer has any obligation for future payments to the sellers related to the acquisition of Huntington Steele.

Note 16 – Goodwill and Intangible Assets
The carrying amount of the Company's goodwill by segment at December 31, 2023 and 2022 is as follows:

	Institutional Investors	Investment Managers	Investments in New Businesses	Total

Balance, December 31, 2021	$48,911	$56,822	11,499	$117,232
Measurement period adjustments	(1,803)	215		(1,588)
Foreign currency translation adjustments	—	(45)	—	(45)
Balance, December 31, 2022	$47,108	$56,992	$11,499	$115,599
Acquisitions (See Note 15)	14,492	—	6,960	21,452
Foreign currency translation adjustments	284	(2)	—	282
Balance, December 31, 2023	$61,884	$56,990	$18,459	$137,333

The Company's intangible assets consist of:

	2023	Weighted Average Estimated Useful Life	2022	Weighted Average Estimated Useful Life
Client relationships	$63,803	10.4 years	$30,173	8.3 years
Acquired technology	53,020	7.7 years	47,780	8.5 years
Trade name	4,670	15.1 years	4,370	14.1 years
Non-competition agreements	3,470	5.0 years	3,470	5.0 years
	124,963		85,793
Less: Accumulated amortization	(42,520)		(30,261)
Intangible assets, net	$82,443		$55,532
The Company recognized $12,161, $12,580 and $5,260 of amortization expense related to intangible assets during 2023, 2022 and 2021, respectively.
The Company currently expects to recognize amortization expense related to intangible assets as of December 31, 2023 each year from 2024 through 2028 as follows:

Year	Expected Amortization Expense Related to Intangible Assets
2024	$12,441
2025	12,222
2026	12,114
2027	9,567
2028	8,650

Note 17 – Revenues from Contracts with Customers
The Company’s principal sources of revenues are: (1) asset management, administration and distribution fees primarily earned based upon a contractual percentage of net assets under management or administration; and (2) information processing and software servicing fees that are either recurring and primarily earned based upon the number of trust accounts being serviced or a percentage of the market value of the clients' assets processed on the Company's platforms, or non-recurring and based upon project-oriented contractual agreements related to client implementations.

Disaggregation of Revenue
The following tables provide additional information pertaining to our revenues disaggregated by major product line and primary geographic market based on the location of the use of the products or services for each of the Company’s business segments for 2023, 2022 and 2021:

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments in New Businesses	Total
Major Product Lines:	For the Year Ended December 31, 2023
Investment management fees from pooled investment products	$127,388	$239,244	$47,943	$401	$1,382	$416,358
Investment management fees from investment management agreements	3,091	174,418	223,212	—	16,647	417,368
Investment operations fees	1,572	—	—	616,829	—	618,401
Investment processing fees - PaaS	248,926	4,635	457	244	42	254,304
Investment processing fees - SaaS	90,150	—	10,118	17,188	—	117,456
Professional services fees (1)	28,069	—	—	3,306	—	31,375
Account fees and other	4,121	18,001	7,978	32,518	1,913	64,531
Total revenues	$503,317	$436,298	$289,708	$670,486	$19,984	$1,919,793

Primary Geographic Markets:
United States (1)	$332,543	$436,298	$242,945	$608,339	$19,984	$1,640,109
United Kingdom	113,221	—	34,485	94	—	147,800
Canada	39,974	—	5,652	—	—	45,626
Ireland	17,579	—	6,626	38,319	—	62,524
Luxembourg	—	—	—	23,734	—	23,734
Total revenues	$503,317	$436,298	$289,708	$670,486	$19,984	$1,919,793
(1) Professional services fees of the Private Banks segment includes a one-time early contractual buyout fee of $10,457 recorded during 2023 from an investment processing client acquired by an existing client.

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments in New Businesses	Total
Major Product Lines:	For the Year Ended December 31, 2022
Investment management fees from pooled investment products	$125,430	$263,266	$54,656	$396	$1,476	$445,224
Investment management fees from investment management agreements	2,187	162,762	251,256	—	16,117	432,322
Investment operations fees	1,410	—	—	578,403	—	579,813
Investment processing fees - PaaS	228,556	5,100	396	186	40	234,278
Investment processing fees - SaaS	112,096	—	11,425	15,581	—	139,102
Professional services fees (2)	102,169	—	—	2,673	—	104,842
Account fees and other	3,777	16,638	5,620	27,679	1,742	55,456
Total revenues	$575,625	$447,766	$323,353	$624,918	$19,375	$1,991,037

Primary Geographic Markets:
United States	$317,399	$447,766	$267,928	$570,554	$19,375	$1,623,022
United Kingdom (2)	199,294	—	42,777	—	—	242,071
Canada	43,108	—	5,311	—	—	48,419
Ireland	15,824	—	7,075	37,466	—	60,365
Luxembourg	—	—	—	16,898	—	16,898
Other	—	—	262	—	—	262
Total revenues	$575,625	$447,766	$323,353	$624,918	$19,375	$1,991,037
(2) Professional services fees of the Private Banks segment includes one-time early termination fees of $88,000 related to a contractual agreement with a significant client of the Company. In accordance with ASC 606, the entire amount of the fees received were recorded during 2022 as there were no future performance obligations of the Company related to the agreement upon termination.

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments in New Businesses	Total
Major Product Lines:	For the Year Ended December 31, 2021
Investment management fees from pooled investment products	$134,617	$301,581	$57,716	$134	$1,330	$495,378
Investment management fees from investment management agreements	2,271	158,181	282,797	—	14,838	458,087
Investment operations fees	1,512	—	—	538,446	—	539,958
Investment processing fees - PaaS	215,473	6,907	308	300	21	223,009
Investment processing fees - SaaS	113,964	—	1,207	13,792	—	128,963
Professional services fees	22,054	—	—	3,508	—	25,562
Account fees and other	3,679	16,280	1,777	24,977	639	47,352
Total revenues	$493,570	$482,949	$343,805	$581,157	$16,828	$1,918,309

Primary Geographic Markets:
United States	$315,040	$482,949	$274,867	$539,843	$16,828	$1,629,527
United Kingdom	111,900	—	53,888	—	—	165,788
Canada	48,325	—	4,396	—	—	52,721
Ireland	18,305	—	10,151	41,314	—	69,770
Other	—	—	503	—	—	503
Total revenues	$493,570	$482,949	$343,805	$581,157	$16,828	$1,918,309

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
Revenues associated with clients of the mutual fund trading solution are fees recognized for shareholder services and related services through the use of the Company's proprietary platform or through third-party vendor agreements. Contractual fees are stated as a percentage of the value of total assets or positions processed on the Company's platform or subject to third-party vendor agreements each month. Fees are billed and collected on a monthly and quarterly basis. These revenues were previously classified under Account fees and other in 2022 and 2021 and have been reclassified to conform to the current year presentation
Investment processing fees - Software as a Service - Revenues associated with clients of the Private Banks segment for application software services. Clients retain responsibility for all investment operations, client administration and other back-office trust operations. The contractual fee is based on a monthly fee plus additional fees determined on a per-account or per-transaction basis. The client is billed directly on a monthly basis.
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
Account fees and other - Revenues associated with custody account servicing, income from client cash balances held in the FDIC-insured accounts through the SEI Integrated Cash program, account terminations, reimbursements received for out-of-pocket expenses, and other fees for the provision of ancillary services.

Note 18 – Leases
The Company has operating leases for corporate facilities and equipment. The Company's expense related to leases during 2023, 2022 and 2021 was $10,334, $10,328 and $11,190, respectively, and is included in Facilities, supplies and other costs on the accompanying Consolidated Statements of Operations. During 2023, 2022 and 2021 the Company incurred variable lease costs of $1,084, $906 and $2,110, respectively included in total expense.
The Company's future minimum lease payments under non-cancelable leases as of December 31, 2023 are as follows:

Year	Future Minimum Lease Payment
2024	$8,473
2025	6,235
2026	5,794
2027	3,520
2028	1,456
Thereafter	1,907
Total future minimum lease payments	27,385
Less: Imputed interest	(2,032)
Total	$25,353
The following table provides supplemental Consolidated Balance Sheet information related to the Company's leases:

	2023	2022
Current portion of long-term operating lease liabilities	$8,118	$10,344
Long-term operating lease liabilities	17,235	18,786
Total operating lease liabilities	$25,353	$29,130

Weighted average remaining lease term	4.2 years	3.9 years

Weighted average discount rate	3.05%	2.37%
The following table provides supplemental cash flow information related to the Company's leases:

Year Ended December 31,	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities	$11,092	$10,982	$10,132

Right-of-use assets obtained in exchange for lease obligations	$6,009	$1,571	$3,778
As of December 31, 2023, the Company had $14,952 in additional lease commitments for leases that have not commenced.

Schedule II - Valuation and Qualifying Accounts and Reserves	SEI Investments Company
(In thousands)	and Subsidiaries

Year Ended December 31,		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	(Deductions)	Balance at End of Year
Allowance for doubtful accounts:
2023	$901	$—	$—	$(238)	$663
2022	1,602	—	—	(701)	901
2021	1,100	502	—	—	1,602
Deferred income tax valuation allowance:
2023	$45,096	$150	$—	$—	$45,246
2022	63,799	—	—	(18,703)	45,096
2021	68,776	—	—	(4,977)	63,799

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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
During the three months ended December 31, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 (c) of Regulation S-K).
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
ALFRED P. WEST, JR., 81, has been the Executive Chairman of our Board of Directors since June 2022. Prior to June 2022, Mr. West served as our Chief Executive Officer since we were founded in 1968. Additionally, Mr. West also served as our President from June 1979 to August 1990.
RYAN P. HICKE, 46, has been an employee since May 1998, and our Chief Executive Officer since June 2022. Prior to his appointment as our Chief Executive Officer, Mr. Hicke was one of our Executive Vice Presidents from November 2018 until June 2022. Mr. Hicke served as our Chief Information Officer from November 2018 to June 2022, and was a Senior Vice President from 2015 until November 2018.
PHILIP N. MCCABE, 61, has been an employee since February 1989, and one of our Executive Vice Presidents since March 2022. Mr. McCabe was a Senior Vice President from January 2016 until March 2022.
DENNIS J. MCGONIGLE, 63, has been an employee since August 1985 and has served as our Chief Financial Officer since December 2002, as well as one of our Executive Vice Presidents since July 1996. Mr. McGonigle was a Senior Vice President from May 1995 until July 1996.
MICHAEL N. PETERSON, 57, has been one of our Executive Vice Presidents and has served as our General Counsel since June 2018. Prior to February 2018, Mr. Peterson was a partner of Morgan, Lewis & Bockius LLP, a law firm, and from February 2018 until May 2018, Mr. Peterson was a partner of Reed Smith LLP, a law firm.
SANJAY K. SHARMA, 54, has been one of our Executive Vice Presidents since June 2022. Mr. Sharma was a Senior Vice President from August 2008 until June 2022.
MARK A. WARNER, 56, has been an employee since May 1990, and has served as our Chief Accounting Officer and Controller since March 2023.
WAYNE M. WITHROW, 68, has been an employee since January 1990, and one of our Executive Vice Presidents since March 2000. Mr. Withrow was a Senior Vice President from January 1994 until March 2000. Mr. Withrow served as our Chief Information Officer from March 2000 to May 2002.
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
The following table provides information regarding the aggregate number of securities to be issued under all of our equity compensation plans upon exercise of outstanding options, stock units, warrants, and other rights and their weighted-average exercise price as of December 31, 2023. Material features of each of the plans reflected in the table are described below.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted –average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	18,215,938	$58.46	8,509,149
Equity compensation plans not approved by security holders	—	—	—
Total	18,215,938	$58.46	8,509,149
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
The 2014 Plan provides for grants of stock options (incentive stock options and nonqualified stock options), restricted stock units, stock awards, stock appreciation rights (SARs), dividend equivalents and other stock-based awards to all employees (including employees who are also directors) of the Company or its subsidiaries, consultants who perform valuable services to the Company or its subsidiaries and members of the Board of Directors who are not employees of the Company. The Company has only granted nonqualified stock options and restricted stock units under the 2014 Plan.
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

As of December 31, 2023, options to acquire 18,215,938 shares were outstanding under the 2014 Plan, out of a total of 46,934,334 shares of common stock reserved for issuance under the 2014 Plan. The 2014 Plan authorizes the issuance of an additional 30,000,000 new shares of common stock. This is in addition to 16,235,712 shares of common stock which were subject to outstanding grants under the 2007 Plan as of the Effective Date and 698,622 shares of common stock which remained available for issuance or transfer under the 2007 Plan but not subject to previously exercised, vested or paid grants as of the Effective Date. A total of 8,509,149 shares of common stock remain available for issuance under the 2014 Plan for future grants.
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

PART IV
Item 15. Exhibit and Financial Statement Schedules.

1 and 2.
Financial Statements and Financial Statement Schedules. The following is a list of the Consolidated Financial Statements of the Company and its subsidiaries and supplementary data filed as part of Item 8 hereof:

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets — December 31, 2023 and 2022
Consolidated Statements of Operations — For the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Comprehensive Income — For the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Changes in Equity — For the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Cash Flows — For the years ended December 31, 2023, 2022 and 2021
Notes to Consolidated Financial Statements
Schedule II - Valuation and Qualifying Accounts and Reserves — For the years ended December 31, 2023, 2022 and 2021
All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.
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

10.2
2014 Omnibus Equity Compensation Plan Stock Option Grant Agreement. (Incorporated by reference to exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2022.)

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

10.5	*	Employee Stock Purchase Plan as Amended and Restated on April 21, 2020.
10.6		SEI Capital Accumulation Plan. (Incorporated by reference to exhibit 99(e) to the Registrant’s Registration Statement on Form S-8 (No. 333-41343) filed December 2, 1997.)
10.10		2007 Equity Compensation Plan. (Incorporated by reference to exhibit 10.10 to the Registrant’s Current Report on Form 8-K dated April 11, 2007.)
10.11		2014 Omnibus Equity Compensation Plan. (Incorporated by reference to exhibit 10.11 to the Registrant’s Current Report on Form 8-K dated May 21, 2014.)
10.12
Employment Agreement, dated May 2, 2018, between Michael N. Peterson and the Registrant. (Incorporated by reference to exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2018.)

10.13		Employment Agreement, dated March 31, 2022, between Ryan Hicke and the Registrant. (Incorporated by reference to exhibit 99.1 to the Registrant's Current Report on Form 8-K dated March 31, 2022.)
10.14		Employment Agreement, dated January 16, 2024, between Sean Denham and the Registrant. (Incorporated by reference to exhibit 99.1 to the Registrant's Current Report on Form 8-K dated January 16, 2024.)

10.14.1
Amendment No. 1 to Employment Agreement, dated January 31, 2024, between Sean Denham and the Registrant. (Incorporated by reference to exhibit 99.2 to the Registrant's Current Report on Form 8-K dated January 16, 2024.)

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

10.27.1
First Amendment to Credit Agreement dated as of April 17, 2023 among SEI Investments Company, the Lenders, U.S. Bank National Association, as Syndication Agent, Bank of America, N.A., Citizens Bank, N.A., Manufacturers and Traders Trust Company and Regions Bank, as Documentation Agents, and Wells Fargo Bank, National Association, as Administrative Agent (Incorporated by reference to exhibit 10.27.1 to the Registrant's Current Report on Form 8-K dated April 17, 2023.)

14		Code of Ethics for Senior Financial Officers. (Incorporated by reference to exhibit 14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.)
21	*	Subsidiaries of the Registrant.
23.1	*	Consent of KPMG LLP.
23.2	*	Consent of KPMG LLP relating to the financial statements of LSV Asset Management.
31.1	*	Section 302 Principal Executive Officer Certification
31.2	*	Section 302 Principal Financial Officer Certification
32	*	Section 1350 Certifications
97	*	Amended and Restated Compensation Recoupment Policy
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

99.13
Financial Statements of LSV Asset Management dated December 31, 2022 and 2021. (Incorporated by reference to exhibit 99.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2022.)

99.14	*	Financial Statements of LSV Asset Management dated December 31, 2023 and 2022.
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith as an exhibit to this Annual Report on Form 10-K.
(P)	Paper exhibit.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEI INVESTMENTS COMPANY

Date:	February 20, 2024	By:	/s/ Dennis J. McGonigle
Dennis J. McGonigle
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 20, 2024	By:	/s/ Alfred P. West, Jr.
Alfred P. West, Jr.
Executive Chairman of the Board and Director

Date:	February 20, 2024	By:	/s/ Ryan P. Hicke
Ryan P. Hicke
Chief Executive Officer and Director

Date:	February 20, 2024	By:	/s/ Carmen V. Romeo
Carmen V. Romeo
Director

Date:	February 20, 2024	By:	/s/ William M. Doran
William M. Doran
Director

Date:	February 20, 2024	By:	/s/ Kathryn M. McCarthy
Kathryn M. McCarthy
Director

Date:	February 20, 2024	By:	/s/ Stephanie D. Miller
Stephanie D. Miller
Director

Date:	February 20, 2024	By:	/s/ Carl A. Guarino
Carl A. Guarino
Director

Date:	February 20, 2024	By:	/s/ Jonathan A. Brassington
Jonathan A. Brassington
Director