Form 10-K/A
period 2023-12-31
SEI INVESTMENTS CO
filed 2024-02-22
CIK 350894

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

Explanatory Note:
We are filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 20, 2024 (“Original Form 10-K”) solely to correct a clerical error that resulted in incorrect date references contained in Note 3 and Note 6 of the Notes to Financial Statements for LSV Asset Management dated December 31, 2023 and 2022 filed with the Original Form 10-K as Exhibit 99.14. The clerical error does not change and has no effect on any of the financial presentations or information contained in or filed as an exhibit to the Original Form 10-K. The corrected document is filed as Exhibit 99.14 attached hereto.
This Amendment No. 1 does not reflect events occurring after the filing of the Original Form 10-K on February 20, 2024 and no attempt has been made in this Amendment No. 1 to modify or update other disclosures as presented in the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K.

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

99.14		Financial Statements of LSV Asset Management dated December 31, 2023 and 2022.
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

(P)	Paper Exhibit
*	Previously filed with our 2023 Form 10-K, originally filed with the Commission on February 20, 2024, which is being amended hereby

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SEI INVESTMENTS COMPANY

Date:	February 22, 2024	By:	/s/ Dennis J. McGonigle
Dennis J. McGonigle
Chief Financial Officer