Form 10-Q
period 2024-03-31
SEI INVESTMENTS CO
filed 2024-04-29
CIK 350894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q
________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, as of the close of business on April 11, 2024:

Common Stock, $0.01 par value	131,388,447

SEI INVESTMENTS COMPANY

PART I.        FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements.

SEI Investments Company
Consolidated Balance Sheets
(unaudited)
(Dollars in thousands, except par value)

	March 31, 2024	December 31, 2023
Assets
Current Assets:
Cash and cash equivalents	$846,628	$834,697
Restricted cash	301	301
Receivables from investment products	55,606	55,886
Receivables, net of allowance for doubtful accounts of $1,165 and $663	561,395	501,434
Securities owned	31,958	31,334
Other current assets	59,136	54,464
Total Current Assets	1,555,024	1,478,116
Property and Equipment, net of accumulated depreciation of $475,832 and $474,034	168,204	171,364
Operating Lease Right-of-Use Assets	20,687	22,477
Capitalized Software, net of accumulated amortization of $619,875 and $612,971	239,156	239,783
Available for Sale and Equity Securities	164,027	155,413
Investments in Affiliated Funds, at fair value	8,149	7,316
Investment in Unconsolidated Affiliate	57,291	110,781
Goodwill	137,204	137,333
Intangible Assets, net of accumulated amortization of $45,923 and $42,520	78,739	82,443
Deferred Contract Costs	40,000	40,221
Deferred Income Taxes	45,257	37,709
Other Assets, net	54,699	37,047
Total Assets	$2,568,437	$2,520,003
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Balance Sheets
(unaudited)
(Dollars in thousands, except par value)

	March 31, 2024	December 31, 2023
Liabilities and Equity
Current Liabilities:
Accounts payable	$10,290	$10,618
Accrued liabilities	242,856	318,945
Current portion of long-term operating lease liabilities	7,562	8,118
Deferred revenue	15,274	15,366
Total Current Liabilities	275,982	353,047
Long-term Income Taxes Payable	803	803
Long-term Operating Lease Liabilities	15,599	17,235
Other Long-term Liabilities	16,999	17,090
Total Liabilities	309,383	388,175
Commitments and Contingencies
Shareholders' Equity:
Common stock, $0.01 par value, 750,000,000 shares authorized; 131,329,261 and 131,177,513 shares issued and outstanding	1,313	1,312
Capital in excess of par value	1,455,162	1,404,962
Retained earnings	843,870	762,586
Accumulated other comprehensive loss, net	(41,291)	(37,032)
Total Shareholders' Equity	2,259,054	2,131,828
Total Liabilities and Shareholders' Equity	$2,568,437	$2,520,003
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Statements of Operations
(unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Revenues:
Asset management, administration and distribution fees	$404,366	$371,829
Information processing and software servicing fees	107,213	97,290
Total revenues	511,579	469,119
Expenses:
Subadvisory, distribution and other asset management costs	46,768	47,379
Software royalties and other information processing costs	8,471	7,293
Compensation, benefits and other personnel	192,916	173,415
Stock-based compensation	11,059	8,074
Consulting, outsourcing and professional fees	51,976	61,104
Data processing and computer related	37,160	33,340
Facilities, supplies and other costs	18,603	18,792
Amortization	10,386	9,424
Depreciation	8,389	8,531
Total expenses	385,728	367,352
Income from operations	125,851	101,767
Net gain from investments	2,256	744
Interest and dividend income	10,819	8,778
Interest expense	(139)	(141)
Equity in earnings of unconsolidated affiliate	31,643	28,879
Income before income taxes	170,430	140,027
Income taxes	39,030	33,012
Net income	$131,400	$107,015
Basic earnings per common share	$1.00	$0.80
Shares used to compute basic earnings per share	131,417	134,020
Diluted earnings per common share	$0.99	$0.79
Shares used to compute diluted earnings per share	132,745	135,311
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Statements of Comprehensive Income
(unaudited)
(In thousands)

	Three Months Ended March 31,
	2024	2023
Net income	$131,400	$107,015
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(2,923)	3,067
Unrealized (loss) gain on investments:
Unrealized (losses) gains during the period, net of income taxes of $367 and $(385)	(1,231)	1,287
Reclassification adjustment for (gains) losses realized in net income, net of income taxes of $31 and $(11)	(105)	35
Total other comprehensive (loss) income, net of tax	(4,259)	4,389
Comprehensive income	$127,141	$111,404
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Statements of Changes in Equity
(unaudited)
(In thousands)

	Shares of Common Stock	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	For the Three Months Ended March 31, 2024
Balance, January 1, 2024	131,178	$1,312	$1,404,962	$762,586	$(37,032)	$2,131,828
Net income	—	—	—	131,400	—	131,400
Other comprehensive loss	—	—	—	—	(4,259)	(4,259)
Purchase and retirement of common stock	(808)	(8)	(5,877)	(50,116)	—	(56,001)
Issuance of common stock under employee stock purchase plan	22	—	1,196	—	—	1,196
Issuance of common stock under share-based award plans	937	9	43,822	—	—	43,831
Stock-based compensation	—	—	11,059	—	—	11,059
Balance, March 31, 2024	131,329	$1,313	$1,455,162	$843,870	$(41,291)	$2,259,054

	Shares of Common Stock	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	For the Three Months Ended March 31, 2023
Balance, January 1, 2023	134,162	$1,342	$1,307,162	$694,287	$(48,967)	$1,953,824
Net income	—	—	—	107,015	—	107,015
Other comprehensive income	—	—	—	—	4,389	4,389
Purchase and retirement of common stock	(1,361)	(14)	(9,004)	(71,314)	—	(80,332)
Issuance of common stock under employee stock purchase plan	24	—	1,203	—	—	1,203
Issuance of common stock under share-based award plans	443	5	20,156	—	—	20,161
Stock-based compensation	—	—	8,074	—	—	8,074
Balance, March 31, 2023	133,268	$1,333	$1,327,591	$729,988	$(44,578)	$2,014,334
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Condensed Statements of Cash Flows
(unaudited)
(In thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$131,400	$107,015
Adjustments to reconcile net income to net cash provided by operating activities (See Note 1)	(19,106)	7,349
Net cash provided by operating activities	112,294	114,364
Cash flows from investing activities:
Additions to property and equipment	(13,072)	(10,640)
Additions to capitalized software	(6,277)	(9,041)
Purchases of marketable securities	(41,650)	(21,777)
Prepayments and maturities of marketable securities	32,116	28,387
Proceeds from fixed asset dispositions	1,180	—
Other investing activities	(9,931)	(3,917)
Net cash used in investing activities	(37,634)	(16,988)
Cash flows from financing activities:
Payment of contingent consideration	—	(904)
Purchase and retirement of common stock	(46,825)	(81,214)
Proceeds from issuance of common stock	45,027	21,364
Payment of dividends	(60,359)	(57,835)
Net cash used in financing activities	(62,157)	(118,589)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(572)	2,561
Net increase (decrease) in cash, cash equivalents and restricted cash	11,931	(18,652)
Cash, cash equivalents and restricted cash, beginning of period	834,998	853,359
Cash, cash equivalents and restricted cash, end of period	$846,929	$834,707
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
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain financial information and accompanying note disclosure normally included in the Company’s Annual Report on Form 10-K have been condensed or omitted. The interim financial information is unaudited but reflects all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position of the Company as of March 31, 2024, the results of operations for the three months ended March 31, 2024 and 2023, and cash flows for the three months ended March 31, 2024 and 2023. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
There have been no significant changes in significant accounting policies during the three months ended March 31, 2024 as compared to the significant accounting policies described in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
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
The Company is a party to expense limitation agreements with certain SEI-sponsored money market funds subject to Rule 2a-7 of the Investment Company Act of 1940 which establish a maximum level of ordinary operating expenses incurred by the fund in any fiscal year including, but not limited to, fees of the administrator or its affiliates. Under the terms of these agreements, the Company waived $4,299 and $5,561 in fees during the three months ended March 31, 2024 and 2023, respectively.
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
Cash and Cash Equivalents
Cash and cash equivalents includes $436,130 and $397,838 at March 31, 2024 and December 31, 2023, respectively, invested in SEI-sponsored open-ended money market mutual funds. See Note 5 for information related to the Company's total investments in SEI-sponsored and non-SEI-sponsored money market mutual funds and commercial paper classified as cash equivalents.
Restricted Cash
Restricted cash includes $250 at March 31, 2024 and December 31, 2023 segregated for regulatory purposes related to trade-execution services conducted by SEI Investments (Europe) Limited. Restricted cash also includes $51 at March 31, 2024 and December 31, 2023 segregated in special reserve accounts for the benefit of customers of the Company’s broker-dealer subsidiary, SEI Investments Distribution Co. (SIDCO), in accordance with certain rules established by the Securities and Exchange Commission (SEC) for broker-dealers.
Capitalized Software
The Company capitalized $6,277 and $9,041 of software development costs during the three months ended March 31, 2024 and 2023, respectively, to further develop the SEI Wealth PlatformSM (SWP) and for the development of a new platform for the Investment Managers segment. The Company capitalized $3,795 and $4,734 of software development costs for significant enhancements to SWP during the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the net book value of SWP was $215,474. The net book value includes $3,795 of capitalized software development costs in-progress associated with future releases of SWP. Capitalized software development costs in-progress associated with future releases of SWP were $5,916 as of December 31, 2023. SWP has a weighted average remaining life of 8.8 years. Amortization expense for SWP was $6,757 and $6,158 during the three months ended March 31, 2024 and 2023, respectively.
The Company also capitalized $2,482 and $4,307 of software development costs during the three months ended March 31, 2024 and 2023, respectively, related to the development of a new platform for the Investment Managers segment. Capitalized software development costs in-progress associated with this platform were $22,650 and $20,083 as of March 31, 2024 and December 31, 2023, respectively. The platform is not yet ready for use.
Earnings per Share
The calculations of basic and diluted earnings per share for the three months ended March 31, 2024 and 2023 are:

	Three Months Ended March 31,
	2024	2023
Net income	$131,400	$107,015
Shares used to compute basic earnings per common share	131,417,000	134,020,000
Dilutive effect of stock options	1,328,000	1,291,000
Shares used to compute diluted earnings per common share	132,745,000	135,311,000
Basic earnings per common share	$1.00	$0.80
Diluted earnings per common share	$0.99	$0.79
During the three months ended March 31, 2024 and 2023, employee stock options to purchase 10,912,000 and 11,273,000 shares of common stock with an average exercise price of $61.05 and $61.28, respectively, were outstanding but not included in the computation of diluted earnings per common share. These options for the three month periods were not included in the computation of diluted earnings per common share because either the performance conditions have not been satisfied or would not have been satisfied if the reporting date was the end of the contingency period or the options' exercise price was greater than the average market price of the Company’s common stock and the effect on diluted earnings per common share would have been anti-dilutive.
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
The following table provides the details of the adjustments to reconcile net income to net cash provided by operating activities for the three months ended March 31:

	2024	2023
Net income	$131,400	$107,015
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,389	8,531
Amortization	10,386	9,424
Equity in earnings of unconsolidated affiliate	(31,643)	(28,879)
Distributions received from unconsolidated affiliate	33,147	29,219
Stock-based compensation	11,059	8,074
Provision for losses on receivables	502	(180)
Deferred income tax expense	(7,150)	(5,452)
Net (gain) loss from investments	(2,256)	(744)
Change in other long-term liabilities	850	938
Change in other assets	(7,800)	(783)
Contract costs capitalized, net of amortization	221	423
Other	(2,068)	123
Change in current assets and liabilities
(Increase) decrease in
Receivables from investment products	280	6,270
Receivables	(60,386)	(962)
Other current assets	1,268	(2,261)
Advances due from unconsolidated affiliate	51,986	49,292
(Decrease) increase in
Accounts payable	(328)	877
Accrued liabilities	(25,471)	(65,998)
Deferred revenue	(92)	(563)
Total adjustments	(19,106)	7,349
Net cash provided by operating activities	$112,294	$114,364

Note 2.    Investment in Unconsolidated Affiliate
LSV Asset Management
The Company has an investment in LSV Asset Management (LSV), a registered investment advisor that provides investment advisory services primarily to institutions, including pension plans and investment companies. LSV is currently an investment sub-advisor for a limited number of SEI-sponsored investment products. The Company's partnership interest in LSV as of March 31, 2024 was 38.6%. The Company accounts for its interest in LSV using the equity method because of its less than 50% ownership. The Company’s interest in the net assets of LSV is reflected in Investment in unconsolidated affiliate on the accompanying Consolidated Balance Sheets and its interest in the earnings of LSV is reflected in Equity in earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Operations.
At March 31, 2024, the Company’s total investment in LSV was $57,291. The Company receives partnership distributions from LSV on a quarterly basis. The Company received partnership distributions from LSV of $33,147 and $29,219 in the three months ended March 31, 2024 and 2023, respectively. As such, the Company considers these distribution payments as returns on investment rather than returns of the Company's original investment in LSV and has therefore classified the associated cash inflows as an operating activity on the Consolidated Statements of Cash Flows.

The Company’s proportionate share in the earnings of LSV was $31,643 and $28,879 during the three months ended March 31, 2024 and 2023, respectively.
These tables contain condensed financial information of LSV:

Condensed Statement of Operations	Three Months Ended March 31,
	2024	2023
Revenues	$107,349	$98,192
Net income	82,012	74,774

Condensed Balance Sheets	March 31, 2024	December 31, 2023
Current assets	$127,930	$169,867
Non-current assets	6,198	6,568
Total assets	$134,128	$176,435

Current liabilities	$36,673	$74,853
Non-current liabilities	1,955	2,182
Partners’ capital	95,500	99,400
Total liabilities and partners’ capital	$134,128	$176,435

Note 3.    Composition of Certain Financial Statement Captions
Receivables
Receivables on the accompanying Consolidated Balance Sheets consist of:

	March 31, 2024	December 31, 2023
Trade receivables	$136,599	$115,356
Fees earned, not billed	408,852	372,291
Other receivables	17,109	14,450
	562,560	502,097
Less: Allowance for doubtful accounts	(1,165)	(663)
	$561,395	$501,434
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

Property and Equipment
Property and Equipment on the accompanying Consolidated Balance Sheets consists of:

	March 31, 2024	December 31, 2023
Buildings	$216,968	$216,968
Equipment	190,071	193,096
Land	26,450	26,450
Purchased software	166,848	165,348
Furniture and fixtures	23,053	23,025
Leasehold improvements	19,857	19,827
Construction in progress	789	684
	644,036	645,398
Less: Accumulated depreciation	(475,832)	(474,034)
Property and Equipment, net	$168,204	$171,364
The Company recognized $8,389 and $8,531 in depreciation expense related to property and equipment for the three months ended March 31, 2024 and 2023, respectively.
Deferred Contract Costs
Deferred contract costs, which primarily consist of deferred sales commissions, were $40,000 and $40,221 as of March 31, 2024 and December 31, 2023, respectively. The Company deferred expenses related to contract costs of $2,391 and $1,744 during the three months ended March 31, 2024 and 2023, respectively. Amortization expense related to deferred contract costs were $2,612 and $2,167 during the three months ended March 31, 2024 and 2023, respectively. Amortization expense related to deferred contract costs is included in Compensation, benefits and other personnel on the accompanying Consolidated Statements of Operations. There were no material impairment losses in relation to deferred contract costs during the three months ended March 31, 2024.
Accrued Liabilities
Accrued liabilities on the accompanying Consolidated Balance Sheets consist of:

	March 31, 2024	December 31, 2023
Accrued employee compensation	$54,872	$107,495
Accrued employee benefits and other personnel	2,445	9,797
Accrued voluntary separation program	14,657	21,058
Accrued consulting, outsourcing and professional fees	31,780	32,285
Accrued sub-advisory, distribution and other asset management fees	52,169	49,405
Accrued dividend payable	715	61,104
Accrued income taxes	41,032	4,965
Other accrued liabilities	45,186	32,836
Total accrued liabilities	$242,856	$318,945

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
The pricing policies and procedures applied for our Level 1 and Level 2 financial assets during the three months ended March 31, 2024 were consistent with those as described in the Company's Annual Report on Form 10-K at December 31, 2023. The Company had no Level 3 financial assets at March 31, 2024 or December 31, 2023 that were required to be measured at fair value on a recurring basis. The Company's Level 3 financial liabilities at March 31, 2024 and December 31, 2023 consist entirely of the estimated fair value of the contingent consideration resulting from an acquisition (See Note 12). There were no transfers of financial assets between levels within the fair value hierarchy during the three months ended March 31, 2024.
The fair value of certain financial assets of the Company was determined using the following inputs:

		Fair Value Measurements at the End of the Reporting Period Using
Assets	March 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity securities	$37,842	$37,842	$—
Available-for-sale debt securities	126,185	—	126,185
Fixed-income securities owned	31,958	—	31,958
Investment funds sponsored by LSV (1)	8,149
	$204,134	$37,842	$158,143

		Fair Value Measurements at the End of the Reporting Period Using
Assets	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity securities	$36,661	$36,661	$—
Available-for-sale debt securities	118,752	—	118,752
Fixed-income securities owned	31,334	—	31,334
Investment funds sponsored by LSV (1)	7,316
	$194,063	$36,661	$150,086
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
Cash Equivalents
Investments in SEI-sponsored and non-SEI-sponsored money market funds and commercial paper classified as cash equivalents had a fair value of $598,118 and $565,588 at March 31, 2024 and December 31, 2023, respectively. There were no material unrealized or realized gains or losses from these investments during the three months ended March 31, 2024 and 2023. Investments in money market funds and commercial paper are Level 1 assets.

Available for Sale and Equity Securities
Available For Sale and Equity Securities on the accompanying Consolidated Balance Sheets consist of:

	At March 31, 2024
	Cost Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-sale debt securities	$136,848	$—	$(10,663)	$126,185
SEI-sponsored mutual funds	30,956	1,271	(5)	32,222
Equities and other mutual funds	5,335	285	—	5,620
	$173,139	$1,556	$(10,668)	$164,027

	At December 31, 2023
	Cost Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-sale debt securities	$127,681	$—	$(8,929)	$118,752
SEI-sponsored mutual funds	30,427	818	(19)	31,226
Equities and other mutual funds	5,301	134	—	5,435
	$163,409	$952	$(8,948)	$155,413
Net unrealized losses at March 31, 2024 of available-for-sale debt securities were $8,211 (net of income tax benefit of $2,452). Net unrealized losses at December 31, 2023 of available-for-sale debt securities were $6,875 (net of income tax benefit of $2,054). These unrealized losses are associated with the Company’s investments in mortgage-backed securities issued by GNMA and were caused by interest rate increases (See Note 4). The contractual cash flows of these securities are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company's investments. The Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases. These net unrealized losses are reported as a separate component of Accumulated other comprehensive loss on the accompanying Consolidated Balance Sheets.
The following tables provide the scheduled maturities of the Company's available-for-sale debt securities:

	At March 31, 2024
	Cost	Fair Value
Within one year	$—	$—
After one year through five years	5,118	4,661
After 5 years through 10 years	20,836	18,811
After 10 years	110,894	102,713
	$136,848	$126,185

	At December 31, 2023
	Cost	Fair Value
Within one year	$—	$—
After one year through five years	5,679	5,035
After 5 years through 10 years	31,162	28,084
After 10 years	90,840	85,633
	$127,681	$118,752
There were no material realized gains or losses from available-for-sale debt securities during the three months ended March 31, 2024 and 2023, respectively.
There were gross realized gains of $595 and gross realized losses of $46 from mutual funds and equities during the three months ended March 31, 2024. There were no material realized gains or losses from mutual funds and equities during the three months ended March 31, 2023. Gains and losses from mutual funds and equities are reflected in Net gain from investments on the accompanying Consolidated Statements of Operations.

Investments in Affiliated Funds
The Company has an investment in funds sponsored by LSV. The Company records this investment on the accompanying Consolidated Balance Sheets at fair value. Unrealized gains and losses from the change in fair value of these funds are recognized in Net gain from investments on the accompanying Consolidated Statements of Operations.
The funds had a fair value of $8,149 and $7,316 at March 31, 2024 and December 31, 2023, respectively. The Company recognized unrealized gains of $833 and unrealized losses of $171 during the three months ended March 31, 2024 and 2023, respectively, from the change in fair value of the funds.
Securities Owned
The Company’s broker-dealer subsidiary, SIDCO, has investments in U.S. government agency securities with maturity dates less than one year. These investments are reflected as Securities owned on the accompanying Consolidated Balance Sheets. Due to specialized accounting practices applicable to investments by broker-dealers, the securities are reported at fair value and changes in fair value are recorded in current period earnings. The securities had a fair value of $31,958 and $31,334 at March 31, 2024 and December 31, 2023, respectively. There were no material net gains or losses related to the securities during the three months ended March 31, 2024 and 2023.

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
The Company was in compliance with all covenants of the Credit Facility during the three months ended March 31, 2024. As of April 11, 2024, the Company had outstanding letters of credit of $4,866 under the Credit Facility. The amount of the Credit Facility that is available for general corporate purposes as of April 11, 2024 was $320,134.

Note 7.    Shareholders’ Equity
Stock-Based Compensation
The Company has non-qualified stock options and restricted stock units (RSUs) outstanding under its equity compensation plans. The Company recognized stock-based compensation expense in its Consolidated Financial Statements in the three months ended March 31, 2024 and 2023, respectively, as follows:

	Three Months Ended March 31,
	2024	2023
Stock-based compensation expense	$11,059	$8,074
Less: Deferred tax benefit	(2,213)	(1,492)
Stock-based compensation expense, net of tax	$8,846	$6,582
The vesting of the Company's RSUs are time-based and are not based on the achievement of performance targets. The majority of the Company's RSUs will vest on the third anniversary of the issuance date. All outstanding stock options have performance-based vesting provisions specific to each option grant that tie the vesting of the applicable stock options to the Company’s financial performance. The Company’s stock options vest at a rate of 50% when a specified financial vesting target is achieved, and the remaining 50% when a second, higher specified financial vesting target is achieved. Options vest as a result of achievement of the financial vesting targets. Options granted in December 2017 and thereafter include a service condition which requires a minimum two or four year waiting period from the grant date along with the attainment of the applicable financial vesting target. The targets are measured annually on December 31. The amount of stock-based compensation expense recognized in the period is based upon management’s estimate of when the financial vesting targets may be achieved. Any change in management’s estimate could result in the remaining amount of stock-based compensation expense to be accelerated, spread out over a longer period, or reversed. This may cause volatility in the recognition of stock-based compensation expense in future periods and could materially affect the Company’s earnings.
The Company revised its estimate of when some vesting targets are expected to be achieved. This change in management's estimate resulted in an increase of $310 in stock-based compensation expense during the three months ended March 31, 2024.
As of March 31, 2024, there was approximately $115,038 of unrecognized compensation cost remaining related to unvested employee stock options and restricted stock units that management expects will vest and is being amortized.
The Company issues new common shares associated with the exercise of stock options. The total intrinsic value of options exercised during the three months ended March 31, 2024 was $18,831. The total options exercisable as of March 31, 2024 had an intrinsic value of $91,066. The total intrinsic value for options exercisable is calculated as the difference between the market value of the Company’s common stock as of March 31, 2024 and the weighted average exercise price of the options. The market value of the Company’s common stock as of March 31, 2024 was $71.90 as reported by the Nasdaq Stock Market, LLC. The weighted average exercise price of the options exercisable as of March 31, 2024 was $55.78. Total options that were outstanding as of March 31, 2024 were 15,968,000. Total options that were exercisable as of March 31, 2024 were 5,649,000.
Common Stock Buyback
The Company’s Board of Directors, under multiple authorizations, has authorized the repurchase of common stock on the open market or through private transactions. The Company purchased 808,000 shares at a total cost of $56,001 during the three months ended March 31, 2024, which reduced the total shares outstanding of common stock. The cost of stock purchases during the period includes the cost of excise taxes applicable to stock repurchases and certain transactions that settled in the following quarter. As of March 31, 2024, the Company had approximately $226,077 of authorization remaining for the purchase of common stock under the program.
The Company immediately retires its common stock when purchased. Upon retirement, the Company reduces Capital in excess of par value for the average capital per share outstanding and the remainder is charged against Retained earnings. If the Company reduces its Retained earnings to zero, any subsequent purchases of common stock will be charged entirely to Capital in excess of par value.

Note 8.    Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss, net of tax, are as follows:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Investments	Accumulated Other Comprehensive Loss
Balance, January 1, 2024	$(30,157)	$(6,875)	$(37,032)

Other comprehensive loss before reclassifications	(2,923)	(1,231)	(4,154)
Amounts reclassified from accumulated other comprehensive loss	—	(105)	(105)
Net current-period other comprehensive loss	(2,923)	(1,336)	(4,259)

Balance, March 31, 2024	$(33,080)	$(8,211)	$(41,291)

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
Investment Managers – Provides investment operations outsourcing platforms to fund companies, banking institutions, traditional and non-traditional investment managers worldwide; and
Investments in New Businesses – Focuses on providing investment management solutions to ultra-high-net-worth families residing in the United States, hosted technology services to family offices and financial institutions; developing network and data protection services; entering new markets; and conducting other research and development activities.
The information in the following tables is derived from internal financial reporting used for corporate management purposes. There are no inter-segment revenues for the three months ended March 31, 2024 and 2023. Assets are not allocated to segments for internal reporting purposes. The accounting policies of the reportable business segments are the same as those described in Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
During the three months ended March 31, 2024 and made effective January 1, 2024, the Company made a determination to reorganize some of its business segments based on how its current Chief Operating Decision Maker (CODM) manages its businesses, including with respect to resource allocation and performance assessment. As a result, one of the Company's client relationships formerly reported in the Private Banks segment will be reported in the Investment Managers segment and the Company’s family office services business, formerly reported in the Investment Managers segment, will be reported in the Investments in New Businesses segment. The business segment financial presentation was reclassified in 2024 to conform to this reorganization. Prior year amounts have been reclassified to conform to current year presentation.

The following tables highlight certain financial information about each of the business segments for the three months ended March 31, 2024 and 2023:

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Three Months Ended March 31, 2024
Revenues	$130,137	$122,718	$71,778	$172,653	$14,293	$511,579
Expenses	112,974	66,958	40,109	109,550	18,383	347,974
Operating profit (loss)	$17,163	$55,760	$31,669	$63,103	$(4,090)	$163,605

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Three Months Ended March 31, 2023
Revenues	$120,902	$106,538	$74,290	$154,497	$12,892	$469,119
Expenses	112,462	63,546	40,868	101,685	17,639	336,200
Operating profit (loss)	$8,440	$42,992	$33,422	$52,812	$(4,747)	$132,919
A reconciliation of the total operating profit reported for the business segments to income from operations in the Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023 is as follows:

	2024	2023
Total operating profit from segments	$163,605	$132,919
Corporate overhead expenses	(37,754)	(31,152)
Income from operations	$125,851	$101,767
The following tables provide additional information for the three months ended March 31, 2024 and 2023 pertaining to the business segments:

	Capital Expenditures (1)		Depreciation
	2024	2023	2024	2023
Private Banks	$6,432	$9,071	$2,904	$5,354
Investment Advisors	3,165	4,339	2,181	468
Institutional Investors	1,119	648	604	282
Investment Managers	7,675	4,566	1,579	1,992
Investments in New Businesses	416	382	172	231
Total from business segments	$18,807	$19,006	$7,440	$8,327
Corporate overhead	542	615	949	204
	$19,349	$19,621	$8,389	$8,531
(1) Capital expenditures include additions to property and equipment and capitalized software.

	Amortization
	2024	2023
Private Banks	$5,111	$4,646
Investment Advisors	2,122	1,818
Institutional Investors	1,892	1,824
Investment Managers	—	177
Investments in New Businesses	1,182	895
Total from business segments	$10,307	$9,360
Corporate overhead	79	64
	$10,386	$9,424

Note 10.    Income Taxes
The gross liability for unrecognized tax benefits at March 31, 2024 and December 31, 2023 was $16,383 and $15,532, respectively, exclusive of interest and penalties, of which $15,849 and $14,878 would affect the effective tax rate if the Company were to recognize the tax benefit.
The Company classifies interest and penalties on unrecognized tax benefits as income tax expense. As of March 31, 2024 and December 31, 2023, the combined amount of accrued interest and penalties related to tax positions taken on tax returns was $1,655 and $1,385, respectively.

	March 31, 2024	December 31, 2023
Gross liability for unrecognized tax benefits, exclusive of interest and penalties	$16,383	$15,532
Interest and penalties on unrecognized benefits	1,655	1,385
Total gross uncertain tax positions	$18,038	$16,917
Amount included in Current liabilities	$3,658	$3,837
Amount included in Other long-term liabilities	14,380	13,080
	$18,038	$16,917
The effective income tax rate for the three months ended March 31, 2024 and 2023 differs from the federal income tax statutory rate due to the following:

	Three Months Ended March 31,
	2024	2023
Statutory rate	21.0%	21.0%
State taxes, net of federal tax benefit	2.9	2.9
Foreign tax expense and tax rate differential	0.1	(0.1)
Tax benefit from stock option exercises	(1.1)	(0.2)
	22.9%	23.6%
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
The Company estimates it will recognize $3,658 of gross unrecognized tax benefits. This amount is expected to be paid within one year or to be removed at the expiration of the statute of limitations and resolution of income tax audits and is netted against the current payable account. These unrecognized tax benefits are related to tax positions taken on certain federal, state, and foreign tax returns. However, the timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. While it is reasonably possible that some issues under examination could be resolved in the next twelve months, based upon the current facts and circumstances, the Company cannot reasonably estimate the timing of such resolution or the total range of potential changes as it relates to the current unrecognized tax benefits that are recorded as part of the Company’s financial statements.
The Organization for Economic Co-operation and Development (OECD) has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar Two). Certain aspects of Pillar Two are effective January 1, 2024 and other aspects are effective January 1, 2025. While it is uncertain whether the U.S. will enact legislation to adopt Pillar Two, certain countries in which we operate have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar Two. We do not expect Pillar Two to have a material impact on our effective tax rate or our consolidated results of operation, financial position, or cash flows.

Note 11.    Commitments and Contingencies
In the ordinary course of business, the Company from time to time enters into contracts containing indemnification obligations of the Company. These obligations may require the Company to make payments to another party upon the occurrence of certain events including the failure by the Company to meet its performance obligations under the contract.

These contractual indemnification provisions are often standard contractual terms of the nature customarily found in the type of contracts entered into by the Company. In many cases, there are no stated or notional amounts included in the indemnification provisions. There are no amounts recognized on the Consolidated Balance Sheet as of March 31, 2024 and December 31, 2023 related to these indemnifications.
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

Note 12.    Goodwill and Intangible Assets
The changes in the carrying amount of the Company's goodwill by segment are as follows:

	Institutional Investors	Investment Managers	Investments in New Businesses	Total

Balance, December 31, 2023	$61,884	$56,990	$18,459	$137,333
Reclassification due to segment reorganization	—	(1,711)	1,711	—
Foreign currency translation adjustments	(128)	(1)	—	(129)
Balance, March 31, 2024	$61,756	$55,278	$20,170	$137,204
The reclassification of the Company's goodwill by segment during the three months ended March 31, 2024 reflects the relative fair value allocation of the goodwill related to the businesses that were reclassified into the new segment (See Note 9).
In November 2023, the Company's wholly-owned operating subsidiary in the United Kingdom, SIEL, acquired all of the outstanding equity of XPS Pensions (Nexus) Limited, principal employer and scheme funder of the National Pensions Trust (NPT), from its parent company, XPS Pensions Group PLC (XPS). The total purchase price for XPS Pensions (Nexus) Limited included a contingent consideration payable to the sellers subject to the achievement of certain post-closing performance measurements determined during intervals occurring within two years immediately following the closing date. As of March 31, 2024, the current portion of the contingent consideration of $915 is included in Accrued liabilities on the accompanying Balance Sheet. The long-term portion of the contingent consideration of $2,618 is included in Other long-term liabilities on the accompanying Balance Sheet.
The Company recognized $3,403 and $3,055 of amortization expense related to acquired intangible assets during the three months ended March 31, 2024 and 2023, respectively.

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

Disaggregation of Revenue
The following tables provide additional information pertaining to our revenues disaggregated by major product line and primary geographic market based on the location of the use of the products or services for each of the business segments for the three months ended March 31, 2024 and 2023:

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
Major Product Lines:	For the Three Months Ended March 31, 2024
Investment management fees from pooled investment products	$32,399	$58,597	$12,074	$84	$356	$103,510
Investment management fees from investment management agreements	931	48,161	54,209	—	4,308	107,609
Investment operations fees	539	9,644	—	164,189	1,478	175,850
Investment processing fees - PaaS	67,846	1,281	423	1,258	10	70,818
Investment processing fees - SaaS	23,459	—	2,088	19	5,097	30,663
Professional services fees	4,115	—	—	1,017	583	5,715
Account fees and other	848	5,035	2,984	6,086	2,461	17,414
Total revenues	$130,137	$122,718	$71,778	$172,653	$14,293	$511,579

Primary Geographic Markets:
United States	$85,775	$122,718	$59,376	$155,959	$14,293	$438,121
United Kingdom	29,848	—	9,218	—	—	39,066
Canada	9,799	—	1,471	—	—	11,270
Ireland	4,715	—	1,713	9,906	—	16,334
Luxembourg	—	—	—	6,788	—	6,788
Total revenues	$130,137	$122,718	$71,778	$172,653	$14,293	$511,579

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
Major Product Lines:	For the Three Months Ended March 31, 2023
Investment management fees from pooled investment products	$32,220	$60,605	$11,713	$126	$338	$105,002
Investment management fees from investment management agreements	498	40,666	58,028	—	4,217	103,409
Investment operations fees	346	—	—	145,639	1,555	147,540
Investment processing fees - PaaS	60,865	1,254	194	1,044	11	63,368
Investment processing fees - SaaS	22,215	—	2,651	18	4,207	29,091
Professional services fees	3,792	—	—	1,661	349	5,802
Account fees and other	966	4,013	1,704	6,009	2,215	14,907
Total revenues	$120,902	$106,538	$74,290	$154,497	$12,892	$469,119

Primary Geographic Markets:
United States	$78,469	$106,538	$62,218	$140,083	$12,892	$400,200
United Kingdom	27,846	—	9,095	—	—	36,941
Canada	10,090	—	1,369	—	—	11,459
Ireland	4,497	—	1,608	9,025	—	15,130
Luxembourg	—	—	—	5,389	—	5,389
Total revenues	$120,902	$106,538	$74,290	$154,497	$12,892	$469,119

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
Investment operations fees - Revenues earned from accounting and administrative services, distribution support services and regulatory and compliance services to investment management firms and family offices. The Company contracts directly with the investment management firm or family office. The contractual fees are stated as a percentage of net assets under administration and billed when asset valuations are finalized. Also includes income from client cash balances held in the FDIC-insured accounts through the SEI Integrated Cash program. Revenues are recognized in Asset management, administration and distribution fees on the accompanying Consolidated Statements of Operations.
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
Revenues associated with clients of the mutual fund trading solution are fees recognized for shareholder services and related services through the use of the Company's proprietary platform or through third-party vendor agreements. Contractual fees are stated as a percentage of the value of total assets or positions processed on the Company's platform or subject to third-party vendor agreements each month. Fees are billed and collected on a monthly and quarterly basis. These revenues were previously classified under Account fees and other in 2023 and have been reclassified to conform to the current year presentation.
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
Revenues associated with clients of the Investments in New Businesses segment processed on the Archway PlatformSM are fees for hosted technology services to family offices and financial institutions. The Archway Platform is an integrated technology platform used for investment, operations, accounting and client reporting by these institutions. The contractual fee is based on a monthly subscription fee to access the Archway Platform along with additional fees on a per transaction basis.
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

Note 14.    Subsequent Event
The Company is currently in the process of entering into an agreement of sale pending finalization of certain administrative items related to a condominium owned by the Company located in New York, New York. The sale is expected to close during the second quarter 2024 subject to the completion of all terms and conditions of the agreement. If a transaction is finalized, the Company expects to recognize a net pre-tax gain of approximately $8,000 to $8,500 after associated costs and expenses once the sale is finalized.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(In thousands, except asset balances and per share data)
This discussion reviews and analyzes the consolidated financial condition, the consolidated results of operations and other key factors that may affect future performance. This discussion should be read in conjunction with the Consolidated Financial Statements, the Notes to the Consolidated Financial Statements and the Annual Report on Form 10-K for the year ended December 31, 2023.

Overview
Consolidated Summary
SEI delivers technology and investment solutions that connect the financial services industry. With capabilities across investment processing, operations, and asset management, SEI works with corporations, financial institutions and professionals, and ultra-high-net-worth families to help drive growth, make confident decisions, and protect futures. Investment processing fees are earned as either monthly fees for contracted services or as a percentage of the market value of our clients' assets processed on our platforms. Investment operations and investment management fees are earned as a percentage of assets under management, administration or advised assets. As of March 31, 2024, through our subsidiaries and partnerships in which we have a significant interest, we manage, advise or administer $1.5 trillion in hedge, private equity, mutual fund and pooled or separately managed assets.
Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023 were:

	Three Months Ended March 31,		Percent Change*
	2024	2023
Revenues	$511,579	$469,119	9%
Expenses	385,728	367,352	5%
Income from operations	125,851	101,767	24%
Net gain from investments	2,256	744	NM
Interest income, net of interest expense	10,680	8,637	24%
Equity in earnings from unconsolidated affiliate	31,643	28,879	10%
Income before income taxes	170,430	140,027	22%
Income taxes	39,030	33,012	18%
Net income	131,400	107,015	23%
Diluted earnings per common share	$0.99	$0.79	25%
* Variances noted "NM" indicate the percent change is not meaningful.
The following items had a significant impact on our financial results for the three months ended March 31, 2024 and 2023:
•Revenue from Assets under management, administration, and distribution fees increased in the first three months of 2024 primarily from higher assets under administration due to sales to new and existing alternative investment clients of the Investment Managers segment. Average assets under administration increased $121.0 billion, or 14%, to $961.7 billion during the first quarter 2024, as compared to $840.7 billion during the first quarter 2023.
•Revenue from Asset management, administration and distribution fees also increased during the first quarter from market appreciation and positive cash flows into separately managed account programs and Strategist programs of the Investment Advisors segment. Negative cash flows from SEI fund programs in the Investment Advisors segment and client losses in the Institutional Investors segment partially offset the increase in revenues. Average assets under management in equity and fixed income programs, excluding LSV, increased $8.1 billion, or 5%, to $175.9 billion in the first quarter of 2024 as compared to $167.8 billion during the first quarter of 2023.
•Fees from the SEI Integrated Cash Program of the Investment Advisors segment launched in December 2023 were $9.6 million during the first quarter of 2024.
•Revenue from Information processing and software servicing fees increased in the first quarter of 2024 primarily from higher assets from new and existing clients processed on the SEI Wealth PlatformSM (SWP).
•Earnings from LSV increased to $31.6 million in the first quarter of 2024 as compared to $28.9 million in the first quarter of 2023 due to higher performance fees and market appreciation. Negative cash flows from existing clients and client losses partially offset the increase in earnings from LSV.
•Operating expenses increased from higher personnel costs due to business growth, primarily in the Investment Managers segment, severance costs of $6.2 million, and the impact of inflation on wages and services. Cost containment measures related to consulting and other outsourced vendor costs partially offset the increase in operating expenses in the first quarter of 2024.
•Capitalized software development costs were $6.3 million in the first quarter of 2024, of which $3.8 million was for continued enhancements to SWP. Capitalized software development costs also include $2.5 million of software development costs in the first quarter of 2024 for a new platform for the Investment Managers segment.
•Amortization expense related to SWP was $6.8 million in the first quarter of 2024 as compared to $6.2 million in the first quarter of 2023.
•Effective tax rates were 22.9% in the first quarter of 2024 and 23.6% in the first quarter of 2023.
•SEI repurchased 808 thousand shares of its common stock for $56.0 million in the first quarter of 2024.

Ending Asset Balances
(In millions)

	As of March 31,		Percent Change
	2024	2023
Private Banks:
Equity and fixed-income programs	$25,282	$23,653	7%
Collective trust fund programs	5	6	(17)%
Liquidity funds	2,733	3,427	(20)%
Total assets under management	$28,020	$27,086	3%
Client assets under administration	8,024	4,299	87%
Total assets	$36,044	$31,385	15%
Investment Advisors:
Equity and fixed-income programs	$74,715	$68,065	10%
Liquidity funds	4,722	4,965	(5)%
Total Platform assets under management	$79,437	$73,030	9%
Platform-only assets	20,516	14,980	37%
Platform-only assets-deposit program	897	—	NM
Total Platform assets	$100,850	$88,010	15%
Institutional Investors:
Equity and fixed-income programs	$75,969	$74,939	1%
Collective trust fund programs	1	4	(75)%
Liquidity funds	2,179	1,576	38%
Total assets under management	$78,149	$76,519	2%
Client assets under advisement	6,862	4,559	51%
Total assets	$85,011	$81,078	5%
Investment Managers:
Collective trust fund programs (A)	$161,660	$146,176	11%
Liquidity funds	202	203	—%
Total assets under management	$161,862	$146,379	11%
Client assets under administration (E)	959,904	829,352	16%
Total assets	$1,121,766	$975,731	15%
Investments in New Businesses:
Equity and fixed-income programs	$2,269	$2,031	12%
Liquidity funds	223	217	3%
Total assets under management	$2,492	$2,248	11%
Client assets under advisement	1,248	1,081	15%
Client assets under administration (E)	15,411	16,476	(6)%
Total assets	$19,151	$19,805	(3)%
LSV:
Equity and fixed-income programs (B)	$93,616	$84,964	10%

Total:
Equity and fixed-income programs (C)	$271,851	$253,652	7%
Collective trust fund programs	161,666	146,186	11%
Liquidity funds	10,059	10,388	(3)%
Total assets under management	$443,576	$410,226	8%
Client assets under advisement	8,110	5,640	44%
Client assets under administration (D)	983,339	850,127	16%
Platform-only assets	21,413	14,980	43%
Total assets	$1,456,438	$1,280,973	14%
(A)Collective trust fund program assets are included in assets under management since SEI is the trustee. Fees earned on this product are less than fees earned on customized asset management programs.
(B)    Equity and fixed-income programs include $2.0 billion of assets managed by LSV in which fees are based solely on performance and are not calculated as an asset-based fee (as of March 31, 2024).
(C)    Equity and fixed-income programs include $6.4 billion of assets invested in various asset allocation funds at March 31, 2024.
(D)    In addition to the assets presented, SEI also administers an additional $11.0 billion in Funds of Funds assets on which SEI does not earn an administration fee (as of March 31, 2024).
(E)    Due to the reorganization of business segments, client assets under administration were reclassified from Investment Managers to Investments in New Businesses (See Note 9 to the Consolidated Financial Statements).

Average Asset Balances
(In millions)

	Three Months Ended March 31,		Percent Change
	2024	2023
Private Banks:
Equity and fixed-income programs	$24,593	$23,576	4%
Collective trust fund programs	4	7	(43)%
Liquidity funds	3,902	3,253	20%
Total assets under management	$28,499	$26,836	6%
Client assets under administration	7,753	4,316	80%
Total assets	$36,252	$31,152	16%
Investment Advisors:
Equity and fixed-income programs	$72,689	$67,578	8%
Liquidity funds	4,649	4,995	(7)%
Total Platform assets under management	$77,338	$72,573	7%
Platform-only assets	19,198	14,812	30%
Platform-only assets-deposit program	849	—	NM
Total Platform assets	$97,385	$87,385	11%
Institutional Investors:
Equity and fixed-income programs	$76,414	$74,653	2%
Collective trust fund programs	1	5	(80)%
Liquidity funds	1,812	1,715	6%
Total assets under management	$78,227	$76,373	2%
Client assets under advisement	6,498	4,431	47%
Total assets	$84,725	$80,804	5%
Investment Managers:
Collective trust fund programs (A)	$156,737	$144,914	8%
Liquidity funds	207	317	(35)%
Total assets under management	$156,944	$145,231	8%
Client assets under administration (E)	938,804	820,014	14%
Total assets	$1,095,748	$965,245	14%
Investments in New Businesses:
Equity and fixed-income programs	$2,200	$1,991	10%
Liquidity funds	214	212	1%
Total assets under management	$2,414	$2,203	10%
Client assets under advisement	1,194	1,098	9%
Client assets under administration (E)	15,147	16,396	(8)%
Total assets	$18,755	$19,697	(5)%
LSV:
Equity and fixed-income programs (B)	$90,708	$86,987	4%

Total:
Equity and fixed-income programs (C)	$266,604	$254,785	5%
Collective trust fund programs	156,742	144,926	8%
Liquidity funds	10,784	10,492	3%
Total assets under management	$434,130	$410,203	6%
Client assets under advisement	7,692	5,529	39%
Client assets under administration (D)	961,704	840,726	14%
Platform-only assets	20,047	14,812	35%
Total assets	$1,423,573	$1,271,270	12%
(A)    Collective trust fund program average assets are included in assets under management since SEI is the trustee. Fees earned on this product are less than fees earned on customized asset management programs.
(B)    Equity and fixed-income programs include assets managed by LSV in which fees are based solely on performance and are not calculated as an asset-based fee. The average value of these assets for the three months ended March 31, 2024 was $1.9 billion.
(C)    Equity and fixed-income programs include $6.3 billion of average assets invested in various asset allocation funds for the three months ended March 31, 2024.
(D)    In addition to the assets presented, SEI also administers an additional $11.1 billion of average assets in Funds of Funds assets for the three months ended March 31, 2024 on which SEI does not earn an administration fee.
(E)    Due to the reorganization of business segments, client assets under administration were reclassified from Investment Managers to Investments in New Businesses (See Note 9 to the Consolidated Financial Statements).

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

Business Segments
Revenues, Expenses and Operating Profit (Loss) for our business segments for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 were as follows:

	Three Months Ended March 31,		Percent Change
	2024	2023
Private Banks:
Revenues	$130,137	$120,902	8%
Expenses	112,974	112,462	—%
Operating Profit	$17,163	$8,440	103%
Operating Margin	13%	7%
Investment Advisors:
Revenues	$122,718	$106,538	15%
Expenses	66,958	63,546	5%
Operating Profit	$55,760	$42,992	30%
Operating Margin	45%	40%
Institutional Investors:
Revenues	$71,778	$74,290	(3)%
Expenses	40,109	40,868	(2)%
Operating Profit	$31,669	$33,422	(5)%
Operating Margin	44%	45%
Investment Managers:
Revenues	$172,653	$154,497	12%
Expenses	109,550	101,685	8%
Operating Profit	$63,103	$52,812	19%
Operating Margin	37%	34%
Investments in New Businesses:
Revenues	$14,293	$12,892	11%
Expenses	18,383	17,639	4%
Operating Loss	$(4,090)	$(4,747)	NM
For additional information pertaining to our business segments, see Note 9 to the Consolidated Financial Statements.

Private Banks

	Three Months Ended March 31,		Percent Change
	2024	2023
Revenues:
Information processing and software servicing fees	$96,178	$88,277	9%
Asset management, administration & distribution fees	33,959	32,625	4%
Total revenues	$130,137	$120,902	8%
Revenues increased $9.3 million, or 8%, in the three month period ended March 31, 2024 and were primarily affected by:
•Increased investment processing fees from new SWP client conversions and growth from existing SWP clients due to market appreciation and increased transaction volumes; and
•Increased investment management fees from existing international clients due to market appreciation; partially offset by
•Lower investment processing fees earned on our mutual fund trading solution.
Operating margins increased to 13% compared to 7% in the three month period. Operating income increased by $8.7 million, or 103%, in the three month period and was primarily affected by:
•An increase in revenues; and
•Decreased costs, mainly consulting and other outsourced vendor costs from cost containment measures.
Investment Advisors

	Three Months Ended March 31,		Percent Change
	2024	2023
Revenues:
Investment management fees-SEI fund programs	$58,597	$60,605	(3)%
Separately managed account fees	48,161	40,666	18%
Other fees	15,960	5,267	203%
Total revenues	$122,718	$106,538	15%
Revenues increased $16.2 million, or 15%, in the three month period ended March 31, 2024 and were primarily affected by:
•Increased fees from separately managed account programs and Strategist programs due to growth from existing clients and market appreciation; and
•New fee revenue of $9.6 million from the SEI Integrated Cash Program launched in December 2023; partially offset by
•Decreased investment management fees from SEI fund programs resulting from the continued shift out of SEI fund programs into separately managed accounts and other investment products.
Operating margin increased to 45% compared to 40% in the three month period. Operating income increased $12.8 million, or 30%, in the three month period and was primarily affected by:
•An increase in revenues;
•Decreased non-capitalized consulting costs; and
•Decreased stock-based compensation costs; partially offset by
•Increased direct expenses associated with the increase in separately managed account fees.
Institutional Investors
Revenues decreased $2.5 million, or 3%, in the three month period ended March 31, 2024 and were primarily affected by:
•Decreased investment management fees from client losses; partially offset by
•Increased investment management fees from existing clients due to higher assets under management due to market appreciation.
Operating margin decreased to 44% compared to 45% in the three month period. Operating income decreased $1.8 million, or 5%, in the three month period and was primarily affected by:
•A decrease in revenues; partially offset by
•Decreased direct expenses associated with investment management fees; and

•Decreased personnel costs.
Investment Managers
Revenues increased $18.2 million, or 12%, in the three month period ended March 31, 2024 and were primarily affected by:
•Increased revenues from additional services provided to our largest alternative fund clients; and
•Positive cash flows into alternative and traditional funds from new and existing clients; partially offset by
•Client losses and fund closures.
Operating margin increased to 37% compared to 34% in the three month period. Operating income increased $10.3 million, or 19%, in the three month period and was primarily affected by:
•An increase in revenues; and
•Decreased non-capitalized investment spending, mainly consulting costs; partially offset by
•Increased costs associated with new business, primarily personnel expenses and third-party vendor costs; and
•Costs to enhance, support and maintain technologies and investment service capabilities.
Investments in New Businesses

	Three Months Ended March 31,		Percent Change
	2024	2023
Revenues:
SEI Family Office Services	$8,795	$7,890	11%
SEI Private Wealth Management	4,708	4,611	2%
Other	790	391	102%
Total revenues	$14,293	$12,892	11%
Revenues increased $1.4 million, or 11% in the three month period ended March 31, 2024 and were primarily affected by:
•Increased revenues from hosted technology offerings through SEI Family Office Services due to higher assets under administration and increased non-recurring implementation fees.

Other
Corporate overhead expenses
Corporate overhead expenses primarily consist of general and administrative expenses and other costs not directly attributable to a reportable business segment. Corporate overhead expenses were $37.8 million and $31.2 million in the three months ended March 31, 2024 and 2023, respectively. The increase in corporate overhead expenses is primarily due to severance costs of $6.2 million and investments in upgrading and enhancing various technologies utilized by corporate overhead units. Additionally, personnel costs increased from enhancements to further build our compliance infrastructure.
Other income and expense
Other income and expense items on the accompanying Consolidated Statements of Operations consist of:

	Three Months Ended March 31,
	2024	2023
Net gain from investments	$2,256	$744
Interest and dividend income	10,819	8,778
Interest expense	(139)	(141)
Equity in earnings of unconsolidated affiliate	31,643	28,879
Total other income and expense items, net	$44,579	$38,260

Net gain from investments
Net gain from investments in the three months ended March 31, 2024 were primarily due to unrealized mark-to-market gains recorded in current earnings associated with LSV-sponsored investment funds and Company-sponsored investment funds from market appreciation (See Note 5).
Interest and dividend income
Interest and dividend income is earned based upon the amount of cash that is invested daily. The increase in interest and dividend income in the three months ended March 31, 2024 was due to an overall increase in interest rates.
Equity in earnings of unconsolidated affiliate
Equity in earnings of unconsolidated affiliate reflects our ownership interest in LSV. As of March 31, 2024, our total partnership interest in LSV was 38.6%. The table below presents the revenues and net income of LSV and the proportionate share in LSV's earnings.

	Three Months Ended March 31,		Percent Change
	2024	2023
Revenues of LSV	$107,349	$98,192	9%
Net income of LSV	82,012	74,774	10%

SEI's proportionate share in earnings of LSV	$31,643	$28,879	10%
The increase in earnings from LSV in the three months ended March 31, 2024 was primarily due to higher performance fees and market appreciation. Negative cash flows from existing clients and client losses partially offset the increase in earnings from LSV. Average assets under management by LSV increased $3.7 billion to $90.7 billion during the three months ended March 31, 2024 as compared to $87.0 billion during the three months ended March 31, 2023, an increase of 4%.
Amortization
Amortization expense on the accompanying Consolidated Statements of Operations consists of:

	Three Months Ended March 31,		Percent Change
	2024	2023
Capitalized software development costs	$6,904	$6,305	10%
Intangible assets acquired through acquisitions and asset purchases	3,403	3,055	11%
Other	79	64	23%
Total amortization expense	$10,386	$9,424	10%
Capitalized software development costs
The increase in amortization expense related to capitalized software development costs during the three months ended March 31, 2024 was primarily due significant enhancements to SWP (See Note 1 to the Consolidated Financial Statements).
Income Taxes
The effective income tax rates for the three months ended March 31, 2024 and 2023 differ from the federal income tax statutory rate due to the following:

	Three Months Ended March 31,
	2024	2023
Statutory rate	21.0%	21.0%
State taxes, net of federal tax benefit	2.9	2.9
Foreign tax expense and tax rate differential	0.1	(0.1)
Tax benefit from stock option exercises	(1.1)	(0.2)
	22.9%	23.6%
Stock-Based Compensation
We recognized $11.1 million and $8.1 million in stock-based compensation expense during the three months ended March 31, 2024 and 2023, respectively. The increase in expense was primarily due to new equity awards granted during the fourth quarter 2023. The amount of stock-based compensation expense recognized is primarily based upon management's estimate of when the financial vesting targets of outstanding stock options may be achieved. Any change in the estimate could result in the amount of stock-based compensation expense to be accelerated, spread out over a longer period, or reversed. This may cause volatility in the recognition of stock-based compensation expense in future periods and could materially affect earnings (See Note 7 to the Consolidated Financial Statements).
We expect to recognize approximately $42.5 million in stock-based compensation expense during the remainder of 2024.
Fair Value Measurements
The fair value of financial assets and liabilities, except for the investment funds sponsored by LSV, is determined in accordance with the fair value hierarchy. The fair value of the investment funds sponsored by LSV is measured using the net asset value per share (NAV) as a practical expedient. The fair value of all other financial assets are determined using Level 1 or Level 2 inputs and consist mainly of investments in equity or fixed-income mutual funds that are quoted daily and Government National Mortgage Association (GNMA) and other U.S. government agency securities that are single issuer pools that are valued based on current market data of similar assets. Level 3 financial liabilities at March 31, 2024 and December 31, 2023 consist entirely of the estimated fair value of the contingent consideration resulting from an acquisition (See Note 12 to the Consolidated Financial Statements).
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
Liquidity and Capital Resources

	Three Months Ended March 31,
	2024	2023
Net cash provided by operating activities	$112,294	$114,364
Net cash used in investing activities	(37,634)	(16,988)
Net cash used in financing activities	(62,157)	(118,589)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(572)	2,561
Net increase (decrease) in cash, cash equivalents and restricted cash	11,931	(18,652)
Cash, cash equivalents and restricted cash, beginning of period	834,998	853,359
Cash, cash equivalents and restricted cash, end of period	$846,929	$834,707
Our credit facility provides for borrowings up to $325.0 million and is scheduled to expire in April 2026 (See Note 6 to the Consolidated Financial Statements). As of April 11, 2024, we had outstanding letters of credit of $4.9 million which reduced the amount available under the credit facility. These letters of credit were primarily issued for the expansion of the corporate headquarters and are due to expire in late 2024. As of April 11, 2024, the amount of the credit facility available for corporate purposes was $320.1 million.

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
The majority of excess cash reserves are primarily placed in accounts located in the United States that invest entirely in SEI-sponsored money market mutual funds denominated in the U.S. dollar. We also utilize demand deposit accounts or money market accounts at several large, well-established financial institutions located in the United States. The institutions we utilize have not indicated any stability issues regarding the ability to honor current or future deposit obligations to their customers. Accounts used to manage these excess cash reserves do not impose any restrictions or limitations that would prevent us from being able to access such cash amounts immediately. As of April 11, 2024, the amount of cash and cash equivalents considered free and immediately accessible for other general corporate purposes was $497.5 million.
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
Cash flows from operations decreased $2.1 million in the first three months of 2024 compared to the first three months of 2023 primarily from the negative impact from the change in working capital accounts. The increase in net income partially offset the decline in cash flows from operations.
Net cash used in investing activities includes:
•Purchases, sales and maturities of marketable securities. Purchases, sales and maturities of marketable securities in the first three months of 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
Purchases	$(41,650)	$(21,777)
Sales and maturities	32,116	28,387
Net investing activities from marketable securities	$(9,534)	$6,610
See Note 5 to the Consolidated Financial Statements for more information related to marketable securities.
•The capitalization of costs incurred in developing computer software. We capitalized $6.3 million of software development costs in the first three months of 2024 as compared to $9.0 million in the first three months of 2023. Software development costs are principally related to significant enhancements for the expanded functionality of the SEI Wealth Platform and a new platform for the Investment Managers segment.
•Capital expenditures. Capital expenditures in the first three months of 2024 were $13.1 million as compared to $10.6 million in the first three months of 2023. Expenditures in 2024 and 2023 include capital outlays for purchased software and equipment for data center operations. We continue to evaluate improvements to our information technology infrastructure which, if implemented, will result in additional expenditures for purchased software and equipment for data center operations.
•Other investing activities. In February 2024, we made a strategic investment of $10.0 million in an innovation platform for wealth management.
Net cash used in financing activities includes:
•The repurchase of common stock. Our Board of Directors has authorized the repurchase of common stock through multiple authorizations. Currently, there is no expiration date for the common stock repurchase program. We had total capital outlays of $46.8 million during the first three months of 2024 and $81.2 million during the first three months of 2023 for the repurchase of common stock.
•Proceeds from the issuance of common stock. We received $45.0 million and $21.4 million in proceeds from the issuance of common stock during the first three months of 2024 and 2023, respectively. These proceeds were primarily from stock option exercise activity.

•Dividend payments. Cash dividends paid were $60.4 million in the first three months of 2024 as compared to $57.8 million in the first three months of 2023.
Cash Requirements
Cash requirements and liquidity needs are primarily funded through cash flow from operations and our capacity for additional borrowing. At March 31, 2024, unused sources of liquidity consisted of cash and cash equivalents and the amount available under our credit facility.
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
•the effect of governmental regulation;
•our ability to meet competing and/or conflicting regulatory requirements of the different jurisdictions;
•our ability to address conflicts of interest appropriately;
•fiduciary or other legal liability for client losses from our investment management operations;
•the results of commercial disputes, litigation and regulatory examinations and investigations;
•effective business strategies;
•our ability to capture the expected value from acquisitions, divestitures, joint ventures, minority investments or strategic alliances;
•increased costs and regulatory risks from the growth of our business;

•operational risks associated with the processing of investment transactions;
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
•stockholder activism efforts;
•retention of executive officers and senior management personnel;
•the effectiveness of our business, risk management and business continuity strategies, models and processes;
•unforeseen or catastrophic events, including the emergence of pandemic, extreme weather events or other natural disasters;
•geopolitical unrest and other events;
•climate change concerns and incidents; and
•environmental, social, and governance (ESG) matters.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Information required by this item is set forth under the captions "Our revenues and earnings are affected by changes in capital markets and significant changes in the value of financial instruments" and "Changes in interest rates may affect the value of our fixed-income investment securities" in Item 1A Risk Factors and under the caption "Sensitivity of our revenues and earnings to capital market fluctuations" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to this information as it is disclosed in our Annual Report on Form 10-K for 2023.

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
(b) Change in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION
Item 1.    Legal Proceedings.
The information required by this Item is incorporated by reference from Note 11 – “Legal Proceedings” included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.     Risk Factors.
Information regarding risk factors appears in Part I – Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes in the risk factors from those disclosed in the Annual Report on Form 10-K for 2023.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
(e)    Our Board of Directors has authorized the repurchase of up to $5.828 billion worth of our common stock through multiple authorizations through March 31, 2024. Currently, there is no expiration date for the common stock repurchase program.
Information regarding the repurchase of common stock during the three months ended March 31, 2024 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 2024	—	$—	—	$282,079,000
February 2024	175,000	66.71	175,000	270,409,000
March 2024	633,000	70.04	633,000	226,077,000
Total	808,000	$69.32	808,000
(1) Average price paid per share does not include excise tax on stock repurchases.

Item 5.    Other Information.
During the three months ended March 31, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 (c) of Regulation S-K).

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

SEI INVESTMENTS COMPANY

Date:	April 29, 2024	By:	/s/ Dennis J. McGonigle
Dennis J. McGonigle
Chief Financial Officer