Form 10-Q
period 2024-06-30
SEI INVESTMENTS CO
filed 2024-07-26
CIK 350894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q
________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, as of the close of business on July 17, 2024:

Common Stock, $0.01 par value	129,892,888

SEI INVESTMENTS COMPANY

PART I.        FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements.

SEI Investments Company
Consolidated Balance Sheets
(unaudited)
(Dollars in thousands, except par value)

	June 30, 2024	December 31, 2023
Assets
Current Assets:
Cash and cash equivalents	$768,291	$834,697
Restricted cash	301	301
Receivables from investment products	47,963	55,886
Receivables, net of allowance for doubtful accounts of $1,545 and $663	589,708	501,434
Securities owned	30,338	31,334
Other current assets	61,472	54,464
Total Current Assets	1,498,073	1,478,116
Property and Equipment, net of accumulated depreciation of $484,087 and $474,034	167,563	171,364
Operating Lease Right-of-Use Assets	30,564	22,477
Capitalized Software, net of accumulated amortization of $626,864 and $612,971	238,559	239,783
Available for Sale and Equity Securities	176,949	155,413
Investments in Affiliated Funds, at fair value	7,737	7,316
Investment in Unconsolidated Affiliate	53,223	110,781
Goodwill	137,254	137,333
Intangible Assets, net of accumulated amortization of $49,289 and $42,520	75,409	82,443
Deferred Contract Costs	39,975	40,221
Deferred Income Taxes	52,847	37,709
Other Assets, net	50,912	37,047
Total Assets	$2,529,065	$2,520,003
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Balance Sheets
(unaudited)
(Dollars in thousands, except par value)

	June 30, 2024	December 31, 2023
Liabilities and Equity
Current Liabilities:
Accounts payable	$9,199	$10,618
Accrued liabilities	208,122	318,945
Current portion of long-term operating lease liabilities	7,613	8,118
Deferred revenue	12,197	15,366
Total Current Liabilities	237,131	353,047
Long-term Income Taxes Payable	803	803
Long-term Operating Lease Liabilities	25,469	17,235
Other Long-term Liabilities	18,159	17,090
Total Liabilities	281,562	388,175
Commitments and Contingencies
Shareholders' Equity:
Common stock, $0.01 par value, 750,000,000 shares authorized; 129,855,332 and 131,177,513 shares issued and outstanding	1,299	1,312
Capital in excess of par value	1,465,037	1,404,962
Retained earnings	823,549	762,586
Accumulated other comprehensive loss, net	(42,382)	(37,032)
Total Shareholders' Equity	2,247,503	2,131,828
Total Liabilities and Shareholders' Equity	$2,529,065	$2,520,003
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Statements of Operations
(unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Asset management, administration and distribution fees	$409,398	$378,821	$813,764	$750,650
Information processing and software servicing fees	109,588	110,236	216,801	207,526
Total revenues	518,986	489,057	1,030,565	958,176
Expenses:
Subadvisory, distribution and other asset management costs	46,542	47,247	93,310	94,626
Software royalties and other information processing costs	8,096	8,396	16,567	15,689
Compensation, benefits and other personnel	185,878	175,706	378,794	349,121
Stock-based compensation	12,469	7,405	23,528	15,479
Consulting, outsourcing and professional fees	53,991	61,312	105,967	122,416
Data processing and computer related	38,074	34,945	75,234	68,285
Facilities, supplies and other costs	18,570	23,034	37,173	41,826
Amortization	10,485	9,630	20,871	19,054
Depreciation	8,367	8,781	16,756	17,312
Total expenses	382,472	376,456	768,200	743,808
Income from operations	136,514	112,601	262,365	214,368
Net gain from investments	666	515	2,922	1,259
Interest and dividend income	11,552	9,550	22,371	18,328
Interest expense	(139)	(139)	(278)	(280)
Equity in earnings of unconsolidated affiliate	34,219	32,711	65,862	61,590
Income before income taxes	182,812	155,238	353,242	295,265
Income taxes	43,692	36,387	82,722	69,399
Net income	$139,120	$118,851	$270,520	$225,866
Basic earnings per common share	$1.06	$0.89	$2.06	$1.69
Shares used to compute basic earnings per share	130,815	132,854	131,116	133,437
Diluted earnings per common share	$1.05	$0.89	$2.04	$1.68
Shares used to compute diluted earnings per share	132,073	133,936	132,409	134,623
Dividends declared per common share	$0.46	$0.43	$0.46	$0.43
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Statements of Comprehensive Income
(unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$139,120	$118,851	$270,520	$225,866
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(419)	5,684	(3,342)	8,751
Unrealized (loss) gain on investments:
Unrealized (losses) gains during the period, net of income taxes of $177, $342, $544 and $(43)	(596)	(1,143)	(1,827)	144
Reclassification adjustment for (gains) losses realized in net income, net of income taxes of $24, $(18), $55 and $(29)	(76)	58	(181)	93
Total other comprehensive (loss) income, net of tax	(1,091)	4,599	(5,350)	8,988
Comprehensive income	$138,029	$123,450	$265,170	$234,854
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Statements of Changes in Equity
(unaudited)
(In thousands)

	Shares of Common Stock	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	For the Three Months Ended June 30, 2024
Balance, April 1, 2024	131,329	$1,313	$1,455,162	$843,870	$(41,291)	$2,259,054
Net income	—	—	—	139,120	—	139,120
Other comprehensive loss	—	—	—	—	(1,091)	(1,091)
Purchase and retirement of common stock	(1,648)	(16)	(11,990)	(99,156)	—	(111,162)
Issuance of common stock under employee stock purchase plan	20	—	1,187	—	—	1,187
Issuance of common stock under share-based award plans	154	2	8,209	—	—	8,211
Stock-based compensation	—	—	12,469	—	—	12,469
Dividends declared ($0.46 per share)	—	—	—	(60,285)	—	(60,285)
Balance, June 30, 2024	129,855	$1,299	$1,465,037	$823,549	$(42,382)	$2,247,503

	Shares of Common Stock	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	For the Three Months Ended June 30, 2023
Balance, April 1, 2023	133,268	$1,333	$1,327,591	$729,988	$(44,578)	$2,014,334
Net income	—	—	—	118,851	—	118,851
Other comprehensive income	—	—	—	—	4,599	4,599
Purchase and retirement of common stock	(1,290)	(13)	(8,534)	(66,990)	—	(75,537)
Issuance of common stock under employee stock purchase plan	21	—	1,041	—	—	1,041
Issuance of common stock under share-based award plans	231	2	10,035	—	—	10,037
Stock-based compensation	—	—	7,405	—	—	7,405
Dividends declared ($0.43 per share)	—	—	—	(57,177)	—	(57,177)
Balance, June 30, 2023	132,230	$1,322	$1,337,538	$724,672	$(39,979)	$2,023,553
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Statements of Changes in Equity
(unaudited)
(In thousands)

	Shares of Common Stock	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	For the Six Months Ended June 30, 2024
Balance, January 1, 2024	131,178	$1,312	$1,404,962	$762,586	$(37,032)	$2,131,828
Net income	—	—	—	270,520	—	270,520
Other comprehensive loss	—	—	—	—	(5,350)	(5,350)
Purchase and retirement of common stock	(2,456)	(24)	(17,867)	(149,272)	—	(167,163)
Issuance of common stock under employee stock purchase plan	42	—	2,383	—	—	2,383
Issuance of common stock under share-based award plans	1,091	11	52,031	—	—	52,042
Stock-based compensation	—	—	23,528	—	—	23,528
Dividends declared ($0.46 per share)	—	—	—	(60,285)	—	(60,285)
Balance, June 30, 2024	129,855	$1,299	$1,465,037	$823,549	$(42,382)	$2,247,503

	Shares of Common Stock	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	For the Six Months Ended June 30, 2023
Balance, January 1, 2023	134,162	$1,342	$1,307,162	$694,287	$(48,967)	$1,953,824
Net income	—	—	—	225,866	—	225,866
Other comprehensive income	—	—	—	—	8,988	8,988
Purchase and retirement of common stock	(2,651)	(27)	(17,538)	(138,304)	—	(155,869)
Issuance of common stock under employee stock purchase plan	45	—	2,244	—	—	2,244
Issuance of common stock under share-based award plans	674	7	30,191	—	—	30,198
Stock-based compensation	—	—	15,479	—	—	15,479
Dividends declared ($0.43 per share)	—	—	—	(57,177)	—	(57,177)
Balance, June 30, 2023	132,230	$1,322	$1,337,538	$724,672	$(39,979)	$2,023,553

SEI Investments Company
Consolidated Condensed Statements of Cash Flows
(unaudited)
(In thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$270,520	$225,866
Adjustments to reconcile net income to net cash provided by operating activities (See Note 1)	(43,490)	(43,412)
Net cash provided by operating activities	227,030	182,454
Cash flows from investing activities:
Additions to property and equipment	(20,809)	(16,470)
Additions to capitalized software	(12,670)	(18,036)
Purchases of marketable securities	(102,895)	(48,046)
Prepayments and maturities of marketable securities	82,241	60,829
Sales of marketable securities	—	893
Proceeds from fixed asset dispositions	1,180	—
Other investing activities	(8,129)	(4,979)
Net cash used in investing activities	(61,082)	(25,809)
Cash flows from financing activities:
Payment of contingent consideration	—	(904)
Purchase and retirement of common stock	(163,774)	(156,174)
Proceeds from issuance of common stock	54,425	32,442
Payment of dividends	(120,338)	(114,829)
Net cash used in financing activities	(229,687)	(239,465)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,667)	6,812
Net decrease in cash, cash equivalents and restricted cash	(66,406)	(76,008)
Cash, cash equivalents and restricted cash, beginning of period	834,998	853,359
Cash, cash equivalents and restricted cash, end of period	$768,592	$777,351
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
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain financial information and accompanying note disclosure normally included in the Company’s Annual Report on Form 10-K have been condensed or omitted. The interim financial information is unaudited but reflects all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position of the Company as of June 30, 2024, the results of operations for the three and six months ended June 30, 2024 and 2023, and cash flows for the six months ended June 30, 2024 and 2023. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
There have been no significant changes in significant accounting policies during the six months ended June 30, 2024 as compared to the significant accounting policies described in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
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
The Company is a party to expense limitation agreements with certain SEI-sponsored money market funds subject to Rule 2a-7 of the Investment Company Act of 1940 which establish a maximum level of ordinary operating expenses incurred by the fund in any fiscal year including, but not limited to, fees of the administrator or its affiliates. Under the terms of these agreements, the Company waived $1,263 and $5,320 in fees during the three months ended June 30, 2024 and 2023, respectively. During the six months ended June 30, 2024 and 2023, the Company waived $5,562 and $10,881, respectively, in fees.
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
Cash and Cash Equivalents
Cash and cash equivalents includes $358,735 and $397,838 at June 30, 2024 and December 31, 2023, respectively, invested in SEI-sponsored open-ended money market mutual funds. See Note 5 for information related to the Company's total investments in SEI-sponsored and non-SEI-sponsored money market mutual funds and commercial paper classified as cash equivalents.
Restricted Cash
Restricted cash includes $250 at June 30, 2024 and December 31, 2023 segregated for regulatory purposes related to trade-execution services conducted by SEI Investments (Europe) Limited. Restricted cash also includes $51 at June 30, 2024 and December 31, 2023 segregated in special reserve accounts for the benefit of customers of the Company’s broker-dealer subsidiary, SEI Investments Distribution Co. (SIDCO), in accordance with certain rules established by the Securities and Exchange Commission (SEC) for broker-dealers.
Capitalized Software
The Company capitalized $12,670 and $18,036 of software development costs during the six months ended June 30, 2024 and 2023, respectively, to further develop the SEI Wealth PlatformSM (SWP) and for the development of a new platform for the Investment Managers segment. The Company capitalized $7,723 and $9,394 of software development costs for significant enhancements to SWP during the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, the net book value of SWP was $212,558. The net book value includes $2,614 of capitalized software development costs in-progress associated with future releases of SWP. SWP has a weighted average remaining life of 8.6 years. Amortization expense for SWP was $13,599 and $12,516 during the six months ended June 30, 2024 and 2023, respectively.
The Company also capitalized $4,947 and $8,642 of software development costs during the six months ended June 30, 2024 and 2023, respectively, related to the development of a new platform for the Investment Managers segment. Capitalized software development costs in-progress associated with this platform were $25,115 and $20,083 as of June 30, 2024 and December 31, 2023, respectively. The platform is not yet ready for use.
Earnings per Share
The calculations of basic and diluted earnings per share for the three and six months ended June 30, 2024 and 2023 are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$139,120	$118,851	$270,520	$225,866
Shares used to compute basic earnings per common share	130,815,000	132,854,000	131,116,000	133,437,000
Dilutive effect of stock awards	1,258,000	1,082,000	1,293,000	1,186,000
Shares used to compute diluted earnings per common share	132,073,000	133,936,000	132,409,000	134,623,000
Basic earnings per common share	$1.06	$0.89	$2.06	$1.69
Diluted earnings per common share	$1.05	$0.89	$2.04	$1.68
During the three months ended June 30, 2024 and 2023, employee stock options to purchase 10,722,000 and 11,006,000 shares of common stock with an average exercise price of $61.04 and $61.29, respectively, were outstanding but not included in the computation of diluted earnings per common share. During the six months ended June 30, 2024 and 2023, employee stock options to purchase 10,817,000 and 11,140,000 shares of common stock with an average exercise price of $61.05 and $61.29, respectively, were outstanding but not included in the computation of diluted earnings per common share. These options for the three and six month periods were not included in the computation of diluted earnings per common share because either the performance conditions have not been satisfied or would not have been satisfied if the reporting date was the end of the contingency period or the options' exercise price was greater than the average market price of the Company’s common stock and the effect on diluted earnings per common share would have been anti-dilutive.
New Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07) which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments in ASU 2023-07 apply retrospectively to all prior periods presented in the financial statements. The Company continues to assess the impact of ASU 2023-07. As part of its preliminary assessment, the Company has identified the chief operating decision maker (CODM) and is in the process of identifying the significant segment expenses and other information regularly provided to the CODM and included with the reported measure of segment profit/loss. The Company is on schedule to complete its assessment of ASU 2023-07 and the impact on its consolidated financial statements and related disclosures as of January 1, 2025.
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
The following table provides the details of the adjustments to reconcile net income to net cash provided by operating activities for the six months ended June 30:

	2024	2023
Net income	$270,520	$225,866
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,756	17,312
Amortization	20,871	19,054
Equity in earnings of unconsolidated affiliate	(65,862)	(61,590)
Distributions received from unconsolidated affiliate	71,478	61,452
Stock-based compensation	23,528	15,479
Provision for losses on receivables	882	35
Deferred income tax expense	(14,539)	(12,600)
Net gain from investments	(2,922)	(1,259)
Change in other long-term liabilities	2,452	1,946
Change in other assets	(5,960)	(71)
Contract costs capitalized, net of amortization	246	(633)
Other	(1,375)	2,443
Change in current assets and liabilities
(Increase) decrease in
Receivables from investment products	7,923	5,710
Receivables	(89,070)	(64,551)
Other current assets	(1,068)	(6,907)
Advances due from unconsolidated affiliate	51,942	50,493
(Decrease) increase in
Accounts payable	(1,415)	(6,063)
Accrued liabilities	(54,188)	(63,682)
Deferred revenue	(3,169)	20
Total adjustments	(43,490)	(43,412)
Net cash provided by operating activities	$227,030	$182,454

Note 2.    Investment in Unconsolidated Affiliate
LSV Asset Management
The Company has an investment in LSV Asset Management (LSV), a registered investment advisor that provides investment advisory services primarily to institutions, including pension plans and investment companies. LSV is currently an investment sub-advisor for a limited number of SEI-sponsored investment products. The Company's partnership interest in LSV as of June 30, 2024 was 38.6%. The Company accounts for its interest in LSV using the equity method because of its less than 50% ownership. The Company’s interest in the net assets of LSV is reflected in Investment in unconsolidated affiliate on the accompanying Consolidated Balance Sheets and its interest in the earnings of LSV is reflected in Equity in earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Operations.
At June 30, 2024, the Company’s total investment in LSV was $53,223. The Company receives partnership distributions from LSV on a quarterly basis. The Company received partnership distributions from LSV of $71,478 and $61,452 in the six months ended June 30, 2024 and 2023, respectively. As such, the Company considers these distribution payments as returns on investment rather than returns of the Company's original investment in LSV and has therefore classified the associated cash inflows as an operating activity on the Consolidated Statements of Cash Flows.

The Company’s proportionate share in the earnings of LSV was $34,219 and $32,711 during the three months ended June 30, 2024 and 2023, respectively. During the six months ended June 30, 2024 and 2023, the Company’s proportionate share in the earnings of LSV was $65,862 and $61,590, respectively.
These tables contain condensed financial information of LSV:

Condensed Statement of Operations	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$113,820	$108,836	$221,169	$207,028
Net income	88,689	84,779	170,701	159,553

Condensed Balance Sheets	June 30, 2024	December 31, 2023
Current assets	$130,209	$169,867
Non-current assets	5,894	6,568
Total assets	$136,103	$176,435

Current liabilities	$49,534	$74,853
Non-current liabilities	1,726	2,182
Partners’ capital	84,843	99,400
Total liabilities and partners’ capital	$136,103	$176,435

Note 3.    Composition of Certain Financial Statement Captions
Receivables
Receivables on the accompanying Consolidated Balance Sheets consist of:

	June 30, 2024	December 31, 2023
Trade receivables	$165,068	$115,356
Fees earned, not billed	409,752	372,291
Other receivables	16,433	14,450
	591,253	502,097
Less: Allowance for doubtful accounts	(1,545)	(663)
	$589,708	$501,434
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

Property and Equipment
Property and Equipment on the accompanying Consolidated Balance Sheets consists of:

	June 30, 2024	December 31, 2023
Buildings	$217,678	$216,968
Equipment	193,801	193,096
Land	26,450	26,450
Purchased software	167,315	165,348
Furniture and fixtures	23,104	23,025
Leasehold improvements	22,278	19,827
Construction in progress	1,024	684
	651,650	645,398
Less: Accumulated depreciation	(484,087)	(474,034)
Property and Equipment, net	$167,563	$171,364
The Company recognized $16,756 and $17,312 in depreciation expense related to property and equipment for the six months ended June 30, 2024 and 2023, respectively.
Deferred Contract Costs
Deferred contract costs, which primarily consist of deferred sales commissions, were $39,975 and $40,221 as of June 30, 2024 and December 31, 2023, respectively. The Company deferred expenses related to contract costs of $2,520 and $3,225 during the three months ended June 30, 2024 and 2023, respectively. During the six months ended June 30, 2024 and 2023, the Company deferred expenses related to contract costs of $4,911 and $4,969, respectively. Amortization expense related to deferred contract costs were $5,157 and $4,336 during the six months ended June 30, 2024 and 2023, respectively. Amortization expense related to deferred contract costs is included in Compensation, benefits and other personnel on the accompanying Consolidated Statements of Operations. There were no material impairment losses in relation to deferred contract costs during the six months ended June 30, 2024.
Accrued Liabilities
Accrued liabilities on the accompanying Consolidated Balance Sheets consist of:

	June 30, 2024	December 31, 2023
Accrued employee compensation	$67,059	$107,495
Accrued employee benefits and other personnel	2,773	9,797
Accrued voluntary separation program	9,388	21,058
Accrued consulting, outsourcing and professional fees	31,899	32,285
Accrued sub-advisory, distribution and other asset management fees	50,536	49,405
Accrued dividend payable	1,051	61,104
Accrued income taxes	11,017	4,965
Other accrued liabilities	34,399	32,836
Total accrued liabilities	$208,122	$318,945

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
The pricing policies and procedures applied for our Level 1 and Level 2 financial assets during the six months ended June 30, 2024 were consistent with those as described in the Company's Annual Report on Form 10-K at December 31, 2023. The Company had no Level 3 financial assets at June 30, 2024 or December 31, 2023 that were required to be measured at fair value on a recurring basis. The Company's Level 3 financial liabilities at June 30, 2024 and December 31, 2023 consist entirely of the estimated fair value of the contingent consideration resulting from an acquisition (See Note 12). There were no transfers of financial assets between levels within the fair value hierarchy during the six months ended June 30, 2024.
The fair value of certain financial assets of the Company was determined using the following inputs:

		Fair Value Measurements at the End of the Reporting Period Using
Assets	June 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity securities	$38,906	$38,906	$—
Available-for-sale debt securities	138,043	—	138,043
Fixed-income securities owned	30,338	—	30,338
Investment funds sponsored by LSV (1)	7,737
	$215,024	$38,906	$168,381

		Fair Value Measurements at the End of the Reporting Period Using
Assets	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity securities	$36,661	$36,661	$—
Available-for-sale debt securities	118,752	—	118,752
Fixed-income securities owned	31,334	—	31,334
Investment funds sponsored by LSV (1)	7,316
	$194,063	$36,661	$150,086
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
Cash Equivalents
Investments in SEI-sponsored and non-SEI-sponsored money market funds and commercial paper classified as cash equivalents had a fair value of $519,897 and $565,588 at June 30, 2024 and December 31, 2023, respectively. There were no material unrealized or realized gains or losses from these investments during the six months ended June 30, 2024 and 2023. Investments in money market funds and commercial paper are Level 1 assets.

Available for Sale and Equity Securities
Available For Sale and Equity Securities on the accompanying Consolidated Balance Sheets consist of:

	At June 30, 2024
	Cost Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-sale debt securities	$149,579	$—	$(11,536)	$138,043
SEI-sponsored mutual funds	31,665	1,533	(3)	33,195
Equities and other mutual funds	5,366	345	—	5,711
	$186,610	$1,878	$(11,539)	$176,949

	At December 31, 2023
	Cost Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-sale debt securities	$127,681	$—	$(8,929)	$118,752
SEI-sponsored mutual funds	30,427	818	(19)	31,226
Equities and other mutual funds	5,301	134	—	5,435
	$163,409	$952	$(8,948)	$155,413
Net unrealized losses at June 30, 2024 of available-for-sale debt securities were $8,883 (net of income tax benefit of $2,653). Net unrealized losses at December 31, 2023 of available-for-sale debt securities were $6,875 (net of income tax benefit of $2,054). These unrealized losses are associated with the Company’s investments in mortgage-backed securities issued by GNMA and were caused by interest rate increases (See Note 4). The contractual cash flows of these securities are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company's investments. The Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases. These net unrealized losses are reported as a separate component of Accumulated other comprehensive loss on the accompanying Consolidated Balance Sheets.
The following tables provide the scheduled maturities of the Company's available-for-sale debt securities:

	At June 30, 2024
	Cost	Fair Value
Within one year	$—	$—
After one year through five years	5,176	4,708
After 5 years through 10 years	18,888	17,078
After 10 years	125,515	116,257
	$149,579	$138,043

	At December 31, 2023
	Cost	Fair Value
Within one year	$—	$—
After one year through five years	5,679	5,035
After 5 years through 10 years	31,162	28,084
After 10 years	90,840	85,633
	$127,681	$118,752
There were no material realized gains or losses from available-for-sale debt securities during the six months ended June 30, 2024 and 2023, respectively.
There were gross realized gains of $1,182 and gross realized losses of $133 from mutual funds and equities during the six months ended June 30, 2024. There were no material realized gains or losses from mutual funds and equities during the six months ended June 30, 2023. Gains and losses from mutual funds and equities are reflected in Net gain from investments on the accompanying Consolidated Statements of Operations.

Investments in Affiliated Funds
The Company has an investment in funds sponsored by LSV. The Company records this investment on the accompanying Consolidated Balance Sheets at fair value. Unrealized gains and losses from the change in fair value of these funds are recognized in Net gain from investments on the accompanying Consolidated Statements of Operations.
The funds had a fair value of $7,737 and $7,316 at June 30, 2024 and December 31, 2023, respectively. The Company recognized unrealized losses of $412 and unrealized gains of $235 during the three months ended June 30, 2024 and 2023, respectively, from the change in fair value of the funds. The Company recognized unrealized gains of $421 and $406 during the six months ended June 30, 2024 and 2023, respectively, from the change in fair value of the funds.
Securities Owned
The Company’s broker-dealer subsidiary, SIDCO, has investments in U.S. government agency securities with maturity dates less than one year. These investments are reflected as Securities owned on the accompanying Consolidated Balance Sheets. Due to specialized accounting practices applicable to investments by broker-dealers, the securities are reported at fair value and changes in fair value are recorded in current period earnings. The securities had a fair value of $30,338 and $31,334 at June 30, 2024 and December 31, 2023, respectively. There were no material net gains or losses related to the securities during the three and six months ended June 30, 2024 and 2023.

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
The Company was in compliance with all covenants of the Credit Facility during the six months ended June 30, 2024. As of July 17, 2024, the Company had outstanding letters of credit of $4,866 under the Credit Facility. The amount of the Credit Facility that is available for general corporate purposes as of July 17, 2024 was $320,134.

Note 7.    Shareholders’ Equity
Stock-Based Compensation
On April 2, 2024, the Company’s Board of Directors approved the 2024 Omnibus Equity Compensation Plan (the 2024 Plan), which was later approved by the shareholders of the Company on May 29, 2024. The 2024 Plan became effective upon receipt of the shareholders' approval on May 29, 2024 and is the successor equity compensation plan to the 2014 Equity Compensation Plan (the 2014 Plan) which was merged with and into the 2024 Plan. The 2024 Plan provides for the grant of stock options, stock units, stock awards, stock appreciation rights and other stock-based awards. No further grants will be made under the 2014 Plan, and shares with respect to all grants outstanding under the 2014 Plan will be issued or transferred under the 2024 Plan. Permitted grantees under the 2024 Plan include employees, non-employee directors and consultants who perform services for the Company. The plan is administered by the Compensation Committee of the Board of Directors of the Company. There were no grants of stock options, stock units, stock awards, stock appreciation rights or other stock-based awards made under the 2024 Plan as of June 30, 2024.
The Company has non-qualified stock options and restricted stock units (RSUs) outstanding under its equity compensation plans. The Company recognized stock-based compensation expense in its Consolidated Financial Statements in the three and six months ended June 30, 2024 and 2023, respectively, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock-based compensation expense	$12,469	$7,405	$23,528	$15,479
Less: Deferred tax benefit	(2,372)	(1,347)	(4,584)	(2,839)
Stock-based compensation expense, net of tax	$10,097	$6,058	$18,944	$12,640
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
The Company revised its estimate of when some vesting targets are expected to be achieved. This change in management's estimate resulted in an increase of $1,238 in stock-based compensation expense during the six months ended June 30, 2024.
As of June 30, 2024, there was approximately $98,909 of unrecognized compensation cost remaining related to unvested employee stock options and restricted stock units that management expects will vest and is being amortized.
The Company issues new common shares associated with the exercise of stock options. The total intrinsic value of options exercised during the six months ended June 30, 2024 was $21,230. The total options exercisable as of June 30, 2024 had an intrinsic value of $52,518. The total intrinsic value for options exercisable is calculated as the difference between the market value of the Company’s common stock as of June 30, 2024 and the weighted average exercise price of the options. The market value of the Company’s common stock as of June 30, 2024 was $64.69 as reported by the Nasdaq Stock Market, LLC. The weighted average exercise price of the options exercisable as of June 30, 2024 was $55.79. Total options that were outstanding as of June 30, 2024 were 15,621,000. Total options that were exercisable as of June 30, 2024 were 5,471,000.
Common Stock Buyback
The Company’s Board of Directors, under multiple authorizations, has authorized the repurchase of common stock on the open market or through private transactions. The Company purchased 2,456,000 shares at a total cost of $167,163 during the six months ended June 30, 2024, which reduced the total shares outstanding of common stock. The cost of stock purchases during the period includes the cost of excise taxes applicable to stock repurchases and certain transactions that settled in the following quarter. As of June 30, 2024, the Company had approximately $114,914 of authorization remaining for the purchase of common stock under the program.
The Company immediately retires its common stock when purchased. Upon retirement, the Company reduces Capital in excess of par value for the average capital per share outstanding and the remainder is charged against Retained earnings. If the Company reduces its Retained earnings to zero, any subsequent purchases of common stock will be charged entirely to Capital in excess of par value.
Cash Dividend
On May 29, 2024, the Board of Directors declared a cash dividend of $0.46 per share on the Company's common stock, which was paid on June 18, 2024, to shareholders of record on June 10, 2024. Cash dividends declared during the six months ended June 30, 2024 and 2023 were $60,285 and $57,177, respectively.

Note 8.    Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss, net of tax, are as follows:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Investments	Accumulated Other Comprehensive Loss
Balance, January 1, 2024	$(30,157)	$(6,875)	$(37,032)

Other comprehensive loss before reclassifications	(3,342)	(1,827)	(5,169)
Amounts reclassified from accumulated other comprehensive loss	—	(181)	(181)
Net current-period other comprehensive loss	(3,342)	(2,008)	(5,350)

Balance, June 30, 2024	$(33,499)	$(8,883)	$(42,382)

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
The information in the following tables is derived from internal financial reporting used for corporate management purposes. There are no inter-segment revenues for the three and six months ended June 30, 2024 and 2023. Assets are not allocated to segments for internal reporting purposes. The accounting policies of the reportable business segments are the same as those described in Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
During the first quarter 2024 and made effective January 1, 2024, the Company made a determination to reorganize some of its business segments based on how its current Chief Operating Decision Maker (CODM) manages its businesses, including with respect to resource allocation and performance assessment. As a result, one of the Company's client relationships formerly reported in the Private Banks segment will be reported in the Investment Managers segment and the Company’s family office services business, formerly reported in the Investment Managers segment, will be reported in the Investments in New Businesses segment. The business segment financial presentation was reclassified in 2024 to conform to this reorganization. Prior year amounts have been reclassified to conform to current year presentation.

The following tables highlight certain financial information about each of the business segments for the three months ended June 30, 2024 and 2023:

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Three Months Ended June 30, 2024
Revenues	$132,401	$120,587	$71,507	$179,868	$14,623	$518,986
Expenses	111,890	68,953	38,426	111,287	18,580	349,136
Operating profit (loss)	$20,511	$51,634	$33,081	$68,581	$(3,957)	$169,850

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Three Months Ended June 30, 2023
Revenues	$132,414	$109,580	$75,145	$159,204	$12,714	$489,057
Expenses	114,165	64,178	45,516	103,213	17,015	344,087
Operating profit (loss)	$18,249	$45,402	$29,629	$55,991	$(4,301)	$144,970
A reconciliation of the total operating profit reported for the business segments to income from operations in the Consolidated Statements of Operations for the three months ended June 30, 2024 and 2023 is as follows:

	2024	2023
Total operating profit from segments	$169,850	$144,970
Corporate overhead expenses	(33,336)	(32,369)
Income from operations	$136,514	$112,601
The following tables provide additional information for the three months ended June 30, 2024 and 2023 pertaining to the business segments:

	Capital Expenditures (1)		Depreciation
	2024	2023	2024	2023
Private Banks	$4,586	$8,001	$2,832	$5,450
Investment Advisors	1,987	3,615	2,190	549
Institutional Investors	730	457	598	303
Investment Managers	6,389	2,592	1,636	2,049
Investments in New Businesses	173	202	170	224
Total from business segments	$13,865	$14,867	$7,426	$8,575
Corporate overhead	265	362	941	206
	$14,130	$15,229	$8,367	$8,781
(1) Capital expenditures include additions to property and equipment and capitalized software.

	Amortization
	2024	2023
Private Banks	$5,089	$4,718
Investment Advisors	2,148	1,945
Institutional Investors	1,876	1,829
Investment Managers	81	181
Investments in New Businesses	1,183	892
Total from business segments	$10,377	$9,565
Corporate overhead	108	65
	$10,485	$9,630

The following tables highlight certain financial information about each of business segment for the six months ended June 30, 2024 and 2023:

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Six Months Ended June 30, 2024
Revenues	$262,538	$243,305	$143,285	$352,521	$28,916	$1,030,565
Expenses	224,864	135,911	78,535	220,837	36,963	697,110
Operating profit (loss)	$37,674	$107,394	$64,750	$131,684	$(8,047)	$333,455

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Six Months Ended June 30, 2023
Revenues	$253,316	$216,118	$149,435	$313,701	$25,606	$958,176
Expenses	226,627	127,724	86,384	204,898	34,654	680,287
Operating profit (loss)	$26,689	$88,394	$63,051	$108,803	$(9,048)	$277,889
A reconciliation of the total operating profit reported for the business segments to income from operations in the Consolidated Statements of Operations for the six months ended June 30, 2024 and 2023:

	2024	2023
Total operating profit from segments	$333,455	$277,889
Corporate overhead expenses	(71,090)	(63,521)
Income from operations	$262,365	$214,368
The following tables provide additional information for the six months ended June 30, 2024 and 2023:

	Capital Expenditures (2)		Depreciation
	2024	2023	2024	2023
Private Banks	$11,018	$17,072	$5,736	$10,804
Investment Advisors	5,152	7,954	4,371	1,017
Institutional Investors	1,849	1,105	1,202	585
Investment Managers	14,064	7,158	3,215	4,041
Investments in New Businesses	589	584	342	455
Total from business segments	$32,672	$33,873	$14,866	$16,902
Corporate Overhead	807	977	1,890	410
	$33,479	$34,850	$16,756	$17,312
(2) Capital expenditures include additions to property and equipment and capitalized software.

	Amortization
	2024	2023
Private Banks	$10,200	$9,364
Investment Advisors	4,270	3,763
Institutional Investors	3,768	3,653
Investment Managers	81	358
Investments in New Businesses	2,365	1,787
Total from business segments	$20,684	$18,925
Corporate Overhead	187	129
	$20,871	$19,054

Note 10.    Income Taxes
The gross liability for unrecognized tax benefits at June 30, 2024 and December 31, 2023 was $17,233 and $15,532, respectively, exclusive of interest and penalties, of which $16,869 and $14,878 would affect the effective tax rate if the Company were to recognize the tax benefit.
The Company classifies interest and penalties on unrecognized tax benefits as income tax expense. As of June 30, 2024 and December 31, 2023, the combined amount of accrued interest and penalties related to tax positions taken on tax returns was $1,989 and $1,385, respectively.

	June 30, 2024	December 31, 2023
Gross liability for unrecognized tax benefits, exclusive of interest and penalties	$17,233	$15,532
Interest and penalties on unrecognized benefits	1,989	1,385
Total gross uncertain tax positions	$19,222	$16,917
Amount included in Current liabilities	$3,685	$3,837
Amount included in Other long-term liabilities	15,537	13,080
	$19,222	$16,917
The effective income tax rate for the three and six months ended June 30, 2024 and 2023 differs from the federal income tax statutory rate due to the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Statutory rate	21.0%	21.0%	21.0%	21.0%
State taxes, net of federal tax benefit	2.9	2.8	2.9	2.8
Foreign tax expense and tax rate differential	0.1	(0.2)	0.1	(0.2)
Tax benefit from stock option exercises	(0.1)	(0.1)	(0.6)	(0.2)
Other, net	—	(0.1)	—	0.1
	23.9%	23.4%	23.4%	23.5%
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
The Company estimates it will recognize $3,685 of gross unrecognized tax benefits. This amount is expected to be paid within one year or to be removed at the expiration of the statute of limitations and resolution of income tax audits and is netted against the current payable account. These unrecognized tax benefits are related to tax positions taken on certain federal, state, and foreign tax returns. However, the timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. While it is reasonably possible that some issues under examination could be resolved in the next twelve months, based upon the current facts and circumstances, the Company cannot reasonably estimate the timing of such resolution or the total range of potential changes as it relates to the current unrecognized tax benefits that are recorded as part of the Company’s financial statements.
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

Note 11.    Commitments and Contingencies
In the ordinary course of business, the Company from time to time enters into contracts containing indemnification obligations of the Company. These obligations may require the Company to make payments to another party upon the occurrence of certain events including the failure by the Company to meet its performance obligations under the contract. These contractual indemnification provisions are often standard contractual terms of the nature customarily found in the type of contracts entered into by the Company. In many cases, there are no stated or notional amounts included in the indemnification provisions. There are no amounts recognized on the Consolidated Balance Sheet as of June 30, 2024 and December 31, 2023 related to these indemnifications.
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

Note 12.    Goodwill and Intangible Assets
The changes in the carrying amount of the Company's goodwill by segment are as follows:

	Institutional Investors	Investment Managers	Investments in New Businesses	Total

Balance, December 31, 2023	$61,884	$56,990	$18,459	$137,333
Measurement period adjustments	25	—	—	25
Reclassification due to segment reorganization	—	(1,711)	1,711	—
Foreign currency translation adjustments	(103)	(1)	—	(104)
Balance, June 30, 2024	$61,806	$55,278	$20,170	$137,254
The reclassification of the Company's goodwill by segment during the six months ended June 30, 2024 reflects the relative fair value allocation of the goodwill related to the businesses that were reclassified into the new segment (See Note 9).
In November 2023, the Company's wholly-owned operating subsidiary in the United Kingdom, SIEL, acquired all of the outstanding equity of XPS Pensions (Nexus) Limited, principal employer and scheme funder of the National Pensions Trust (NPT), from its parent company, XPS Pensions Group PLC (XPS). The total purchase price for XPS Pensions (Nexus) Limited included a contingent consideration payable to the sellers subject to the achievement of certain post-closing performance measurements determined during intervals occurring within two years immediately following the closing date. As of June 30, 2024, the current portion of the contingent consideration of $379 is included in Accrued liabilities on the accompanying Balance Sheet. The long-term portion of the contingent consideration of $2,623 is included in Other long-term liabilities on the accompanying Balance Sheet.
The Company recognized $6,790 and $6,113 of amortization expense related to acquired intangible assets during the six months ended June 30, 2024 and 2023, respectively.

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

Disaggregation of Revenue
The following tables provide additional information pertaining to our revenues disaggregated by major product line and primary geographic market based on the location of the use of the products or services for each of the business segments for the three months ended June 30, 2024 and 2023:

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
Major Product Lines:	For the Three Months Ended June 30, 2024
Investment management fees from pooled investment products	$32,614	$58,322	$12,256	$380	$460	$104,032
Investment management fees from investment management agreements	1,165	45,920	53,541	—	4,627	105,253
Investment operations fees	541	10,082	—	170,327	962	181,912
Investment processing fees - PaaS	70,871	1,379	399	1,247	9	73,905
Investment processing fees - SaaS	21,311	—	2,243	—	5,125	28,679
Professional services fees	5,121	—	—	1,101	704	6,926
Account fees and other	778	4,884	3,068	6,813	2,736	18,279
Total revenues	$132,401	$120,587	$71,507	$179,868	$14,623	$518,986

Primary Geographic Markets:
United States	$86,562	$120,587	$58,887	$162,411	$14,623	$443,070
United Kingdom	31,354	—	9,649	—	—	41,003
Canada	10,067	—	1,415	—	—	11,482
Ireland	4,418	—	1,556	10,465	—	16,439
Luxembourg	—	—	—	6,992	—	6,992
Total revenues	$132,401	$120,587	$71,507	$179,868	$14,623	$518,986

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
Major Product Lines:	For the Three Months Ended June 30, 2023
Investment management fees from pooled investment products	$32,092	$61,103	$12,728	$105	$352	$106,380
Investment management fees from investment management agreements	813	43,159	57,529	—	4,025	105,526
Investment operations fees	337	2	—	151,407	1,305	153,051
Investment processing fees - PaaS	61,877	1,261	304	1,044	9	64,495
Investment processing fees - SaaS	22,516	—	2,791	18	4,385	29,710
Professional services fees (1)	13,972	—	—	959	185	15,116
Account fees and other	807	4,055	1,793	5,671	2,453	14,779
Total revenues	$132,414	$109,580	$75,145	$159,204	$12,714	$489,057

Primary Geographic Markets:
United States	$89,644	$109,580	$63,144	$144,398	$12,714	$419,480
United Kingdom	27,946	—	8,696	—	—	36,642
Canada	10,147	—	1,447	—	—	11,594
Ireland	4,677	—	1,858	8,978	—	15,513
Luxembourg	—	—	—	5,828	—	5,828
Total revenues	$132,414	$109,580	$75,145	$159,204	$12,714	$489,057
(1) Professional services fees of the Private Banks segment includes a one-time early contractual buyout fee of $10,457 recorded during the three months ended June 30, 2023 from an investment processing client acquired by an existing client.

The following tables provide additional information pertaining to our revenues disaggregated by major product line and primary geographic market based on the location of the use of the products or services for each of the Company’s business segments for the six months ended June 30, 2024 and 2023:

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
Major Product Lines:	For the Six Months Ended June 30, 2024
Investment management fees from pooled investment products	$65,014	$116,661	$24,331	$464	$815	$207,285
Investment management fees from investment management agreements	2,096	94,339	107,750	—	8,934	213,119
Investment operations fees	1,080	19,727	—	334,516	2,440	357,763
Investment processing fees - PaaS	138,718	2,660	821	2,505	19	144,723
Investment processing fees - SaaS	44,769	—	4,331	19	10,222	59,341
Professional services fees	9,236	—	—	2,118	1,287	12,641
Account fees and other	1,625	9,918	6,052	12,899	5,199	35,693
Total revenues	$262,538	$243,305	$143,285	$352,521	$28,916	$1,030,565

Primary Geographic Markets:
United States	$172,337	$243,305	$118,264	$318,370	$28,916	$881,192
United Kingdom	61,202	—	18,867	—	—	80,069
Canada	19,866	—	2,886	—	—	22,752
Ireland	9,133	—	3,268	20,371	—	32,772
Luxembourg	—	—	—	13,780	—	13,780
Total revenues	$262,538	$243,305	$143,285	$352,521	$28,916	$1,030,565

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
Major Product Lines:	For the Six Months Ended June 30, 2023
Investment management fees from pooled investment products	$64,312	$121,708	$24,441	$231	$690	$211,382
Investment management fees from investment management agreements	1,311	83,825	115,557	—	8,242	208,935
Investment operations fees	683	2	—	297,046	2,860	300,591
Investment processing fees - PaaS	122,742	2,515	498	2,088	20	127,863
Investment processing fees - SaaS	44,731	—	5,442	36	8,592	58,801
Professional services fees (2)	17,764	—	—	2,620	534	20,918
Account fees and other	1,773	8,068	3,497	11,680	4,668	29,686
Total revenues	$253,316	$216,118	$149,435	$313,701	$25,606	$958,176

Primary Geographic Markets:
United States	$168,113	$216,118	$125,362	$284,481	$25,606	$819,680
United Kingdom	55,792	—	17,791	—	—	73,583
Canada	20,237	—	2,816	—	—	23,053
Ireland	9,174	—	3,466	18,003	—	30,643
Luxembourg	—	—	—	11,217	—	11,217
Total revenues	$253,316	$216,118	$149,435	$313,701	$25,606	$958,176

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

Note 14.    Subsequent Event
On July 8, 2024, the Company sold a condominium located in New York, New York. The Company expects to recognize a net pre-tax gain of approximately $8,132 after associated costs and expenses during the third quarter 2024 as a result of the sale.

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

Overview
Consolidated Summary
SEI delivers technology and investment solutions that connect the financial services industry. With capabilities across investment processing, operations, and asset management, SEI works with corporations, financial institutions and professionals, and ultra-high-net-worth families to help drive growth, make confident decisions, and protect futures. Investment processing fees are earned as either monthly fees for contracted services or as a percentage of the market value of our clients' assets processed on our platforms. Investment operations and investment management fees are earned as a percentage of assets under management, administration or advised assets. As of June 30, 2024, through our subsidiaries and partnerships in which we have a significant interest, we manage, advise or administer $1.5 trillion in hedge, private equity, mutual fund and pooled or separately managed assets.
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023 were:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2024	2023		2024	2023
Revenues	$518,986	$489,057	6%	$1,030,565	$958,176	8%
Expenses	382,472	376,456	2%	768,200	743,808	3%
Income from operations	136,514	112,601	21%	262,365	214,368	22%
Net gain from investments	666	515	29%	2,922	1,259	132%
Interest income, net of interest expense	11,413	9,411	21%	22,093	18,048	22%
Equity in earnings from unconsolidated affiliate	34,219	32,711	5%	65,862	61,590	7%
Income before income taxes	182,812	155,238	18%	353,242	295,265	20%
Income taxes	43,692	36,387	20%	82,722	69,399	19%
Net income	139,120	118,851	17%	270,520	225,866	20%
Diluted earnings per common share	$1.05	$0.89	18%	$2.04	$1.68	21%
The following items had a significant impact on our financial results for the three and six months ended June 30, 2024 and 2023:
•Revenue from Assets under management, administration, and distribution fees increased in the first six months of 2024 primarily from higher assets under administration due to cross sales to existing alternative investment clients of the Investment Managers segment as well as new sales within the segment. Average assets under administration increased $131.4 billion, or 15%, to $983.6 billion during the first six months of 2024, as compared to $852.2 billion during the first six months of 2023.
•Revenue from Asset management, administration and distribution fees also increased from market appreciation and positive cash flows into separately managed account programs and Strategist programs of the Investment Advisors segment. This was partially offset by negative cash flows from SEI fund programs and fee reductions in separately managed account programs. Revenue growth was also partially offset by client losses in the Institutional Investors segment. Average assets under management in equity and fixed income programs, excluding LSV, increased $7.6 billion, or 4%, to $176.0 billion in the first six months of 2024 as compared to $168.4 billion during the first six months of 2023.
•Fees from the SEI Integrated Cash Program of the Investment Advisors segment launched in December 2023 were $10.1 million during the second quarter of 2024 and $19.7 million during the first six months of 2024.
•Revenue from Information processing and software servicing fees increased in the first six months of 2024 primarily from higher assets from new and existing clients processed on the SEI Wealth PlatformSM (SWP). A one-time early contractual buyout fee of $10.5 million recorded during the second quarter of 2023 from an investment processing client of the Private Banks segment acquired by an existing client partially offset the increase in revenues.

•Earnings from LSV increased to $65.9 million in the first six months of 2024 as compared to $61.6 million in the first six months of 2023 due to higher performance fees and market appreciation. Negative cash flows from existing clients and client losses partially offset the increase in earnings from LSV.
•Operating expenses increased from higher personnel costs due to business growth, primarily in the Investment Managers segment, and the impact of inflation on wages and services. Cost containment measures related to consulting and other vendor costs partially offset the increase in operating expenses in the first six months of 2024.
•Capitalized software development costs were $12.7 million in the first six months of 2024, of which $7.7 million was for continued enhancements to SWP. Capitalized software development costs also include $5.0 million of software development costs in the first six months of 2024 for a new platform for the Investment Managers segment.
•Amortization expense related to SWP was $13.6 million in the first six months of 2024 as compared to $12.5 million in the first six months of 2023.
•Interest and dividend income was $22.4 million in the first six months of 2024 as compared to $18.3 million in the first six months of 2023. The increase in interest and dividend income was due to an overall increase in interest rates.
•Effective tax rates were 23.9% during the second quarter 2024 and 23.4% during the second quarter 2023. During the first six months of 2024 and 2023, effective tax rates were 23.4% and 23.5%, respectively.
•SEI repurchased 2,456 thousand shares of its common stock for $167.2 million in the first six months of 2024.

Ending Asset Balances
(In millions)

	As of June 30,		Percent Change
	2024	2023
Private Banks:
Equity and fixed-income programs	$25,031	$24,091	4%
Collective trust fund programs	5	7	(29)%
Liquidity funds	2,699	3,433	(21)%
Total assets under management	$27,735	$27,531	1%
Client assets under administration	7,813	4,154	88%
Total assets	$35,548	$31,685	12%
Investment Advisors:
Equity and fixed-income programs	$74,556	$69,439	7%
Liquidity funds	4,301	4,968	(13)%
Total Platform assets under management	$78,857	$74,407	6%
Platform-only assets	21,908	16,103	36%
Platform-only assets-deposit program	894	—	NM
Total Platform assets	$101,659	$90,510	12%
Institutional Investors:
Equity and fixed-income programs	$75,542	$75,854	—%
Collective trust fund programs	1	4	(75)%
Liquidity funds	2,309	1,353	71%
Total assets under management	$77,852	$77,211	1%
Client assets under advisement	7,886	4,368	81%
Total assets	$85,738	$81,579	5%
Investment Managers:
Collective trust fund programs (A)	$192,747	$149,779	29%
Liquidity funds	221	249	(11)%
Total assets under management	$192,968	$150,028	29%
Client assets under administration (E)	998,315	857,801	16%
Total assets	$1,191,283	$1,007,829	18%
Investments in New Businesses:
Equity and fixed-income programs	$2,285	$2,104	9%
Liquidity funds	631	217	191%
Total assets under management	$2,916	$2,321	26%
Client assets under advisement	1,886	1,098	72%
Client assets under administration (E)	14,848	15,769	(6)%
Total assets	$19,650	$19,188	2%
LSV:
Equity and fixed-income programs (B)	$90,197	$86,469	4%

Total:
Equity and fixed-income programs (C)	$267,611	$257,957	4%
Collective trust fund programs	192,753	149,790	29%
Liquidity funds	10,161	10,220	(1)%
Total assets under management	$470,525	$417,967	13%
Client assets under advisement	9,772	5,466	79%
Client assets under administration (D)	1,020,976	877,724	16%
Platform-only assets	22,802	16,103	42%
Total assets	$1,524,075	$1,317,260	16%
(A)Collective trust fund program assets are included in assets under management since SEI is the trustee. Fees earned on this product are less than fees earned on customized asset management programs.
(B)    Equity and fixed-income programs include $1.8 billion of assets managed by LSV in which fees are based solely on performance and are not calculated as an asset-based fee (as of June 30, 2024).
(C)    Equity and fixed-income programs include $6.2 billion of assets invested in various asset allocation funds at June 30, 2024.
(D)    In addition to the assets presented, SEI also administers an additional $8.5 billion in Funds of Funds assets on which SEI does not earn an administration fee (as of June 30, 2024).
(E)    Due to the reorganization of business segments, client assets under administration were reclassified from Investment Managers to Investments in New Businesses (See Note 9 to the Consolidated Financial Statements).

Average Asset Balances
(In millions)

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2024	2023		2024	2023
Private Banks:
Equity and fixed-income programs	$24,859	$23,748	5%	$24,726	$23,662	4%
Collective trust fund programs	5	7	(29)%	5	7	(29)%
Liquidity funds	2,734	3,500	(22)%	3,318	3,377	(2)%
Total assets under management	$27,598	$27,255	1%	$28,049	$27,046	4%
Client assets under administration	7,884	4,282	84%	7,819	4,299	82%
Total assets	$35,482	$31,537	13%	$35,868	$31,345	14%
Investment Advisors:
Equity and fixed-income programs	$73,793	$68,371	8%	$73,241	$67,975	8%
Liquidity funds	4,348	4,808	(10)%	4,499	4,902	(8)%
Total Platform assets under management	$78,141	$73,179	7%	$77,740	$72,877	7%
Platform-only assets	20,897	15,548	34%	20,048	15,180	32%
Platform-only assets-deposit program	886	—	NM	868	—	NM
Total Platform assets	$99,924	$88,727	13%	$98,656	$88,057	12%
Institutional Investors:
Equity and fixed-income programs	$75,203	$74,865	—%	$75,809	$74,759	1%
Collective trust fund programs	1	4	(75)%	1	5	(80)%
Liquidity funds	1,893	1,537	23%	1,853	1,626	14%
Total assets under management	$77,097	$76,406	1%	$77,663	$76,390	2%
Client assets under advisement	7,508	4,583	64%	7,003	4,507	55%
Total assets	$84,605	$80,989	4%	$84,666	$80,897	5%
Investment Managers:
Collective trust fund programs (A)	$189,884	$147,543	29%	$173,311	$146,229	19%
Liquidity funds	227	286	(21)%	217	302	(28)%
Total assets under management	$190,111	$147,829	29%	$173,528	$146,531	18%
Client assets under administration (E)	982,806	843,065	17%	960,805	831,540	16%
Total assets	$1,172,917	$990,894	18%	$1,134,333	$978,071	16%
Investments in New Businesses:
Equity and fixed-income programs	$2,234	$2,057	9%	$2,217	$2,024	10%
Liquidity funds	471	199	137%	343	206	67%
Total assets under management	$2,705	$2,256	20%	$2,560	$2,230	15%
Client assets under advisement	2,014	1,075	87%	1,604	1,087	48%
Client assets under administration (E)	14,713	16,231	(9)%	14,930	16,313	(8)%
Total assets	$19,432	$19,562	(1)%	$19,094	$19,630	(3)%
LSV:
Equity and fixed-income programs (B)	$90,849	$84,492	8%	$90,779	$85,740	6%

Total:
Equity and fixed-income programs (C)	$266,938	$253,533	5%	$266,772	$254,160	5%
Collective trust fund programs	189,890	147,554	29%	173,317	146,241	19%
Liquidity funds	9,673	10,330	(6)%	10,230	10,413	(2)%
Total assets under management	$466,501	$411,417	13%	$450,319	$410,814	10%
Client assets under advisement	9,522	5,658	68%	8,607	5,594	54%
Client assets under administration (D)	1,005,403	863,578	16%	983,554	852,152	15%
Platform-only assets	21,783	15,548	40%	20,916	15,180	38%
Total assets	$1,503,209	$1,296,201	16%	$1,463,396	$1,283,740	14%
(A)    Collective trust fund program average assets are included in assets under management since SEI is the trustee. Fees earned on this product are less than fees earned on customized asset management programs.
(B)    Equity and fixed-income programs include assets managed by LSV in which fees are based solely on performance and are not calculated as an asset-based fee. The average value of these assets for the three months ended June 30, 2024 was $1.9 billion.
(C)    Equity and fixed-income programs include $6.3 billion of average assets invested in various asset allocation funds for the three months ended June 30, 2024.
(D)    In addition to the assets presented, SEI also administers an additional $8.6 billion of average assets in Funds of Funds assets for the three months ended June 30, 2024 on which SEI does not earn an administration fee.
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

Business Segments
Revenues, Expenses and Operating Profit (Loss) for our business segments for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 were as follows:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2024	2023		2024	2023
Private Banks:
Revenues	$132,401	$132,414	—%	$262,538	$253,316	4%
Expenses	111,890	114,165	(2)%	224,864	226,627	(1)%
Operating Profit	$20,511	$18,249	12%	$37,674	$26,689	41%
Operating Margin	15%	14%		14%	11%
Investment Advisors:
Revenues	$120,587	$109,580	10%	$243,305	$216,118	13%
Expenses	68,953	64,178	7%	135,911	127,724	6%
Operating Profit	$51,634	$45,402	14%	$107,394	$88,394	21%
Operating Margin	43%	41%		44%	41%
Institutional Investors:
Revenues	$71,507	$75,145	(5)%	$143,285	$149,435	(4)%
Expenses	38,426	45,516	(16)%	78,535	86,384	(9)%
Operating Profit	$33,081	$29,629	12%	$64,750	$63,051	3%
Operating Margin	46%	39%		45%	42%
Investment Managers:
Revenues	$179,868	$159,204	13%	$352,521	$313,701	12%
Expenses	111,287	103,213	8%	220,837	204,898	8%
Operating Profit	$68,581	$55,991	22%	$131,684	$108,803	21%
Operating Margin	38%	35%		37%	35%
Investments in New Businesses:
Revenues	$14,623	$12,714	15%	$28,916	$25,606	13%
Expenses	18,580	17,015	9%	36,963	34,654	7%
Operating Loss	$(3,957)	$(4,301)	NM	$(8,047)	$(9,048)	NM
For additional information pertaining to our business segments, see Note 9 to the Consolidated Financial Statements.

Private Banks

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2024	2023		2024	2023
Revenues:
Information processing and software servicing fees	$97,992	$98,917	(1)%	$194,170	$187,194	4%
Asset management, administration & distribution fees	34,409	33,497	3%	68,368	66,122	3%
Total revenues	$132,401	$132,414	—%	$262,538	$253,316	4%
Revenues were flat in the three month period and increased $9.2 million, or 4%, in the six month period ended June 30, 2024 and were primarily affected by:
•Increased investment processing fees from new SWP client conversions and growth from existing SWP clients due to market appreciation and increased transaction volumes; and
•Increased investment management fees from existing international clients due to market appreciation; partially offset by
•One-time early termination fees of $10.5 million from an investment processing client during the second quarter 2023;
•Lower investment processing fees from the recontracting of existing clients and a client loss; and
•Lower investment processing fees earned on our mutual fund trading solution.
Operating margins increased to 15% compared to 14% in the three month period and increased to 14% compared to 11% in the six month period. Operating income increased by $2.3 million, or 12%, in the three month period and increased by $11.0 million, or 41%, in the six month period and was primarily affected by:
•An increase in revenues as mentioned above; and
•Decreased costs, mainly non-capitalized consulting and other vendor costs from cost containment measures; partially offset by
•Increased amortization expense related to SWP.
Investment Advisors

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2024	2023		2024	2023
Revenues:
Investment management fees-SEI fund programs	$58,322	$61,103	(5)%	$116,661	$121,708	(4)%
Separately managed account fees	45,920	43,159	6%	94,339	83,825	13%
Other fees	16,345	5,318	207%	32,305	10,585	205%
Total revenues	$120,587	$109,580	10%	$243,305	$216,118	13%
Revenues increased $11.0 million, or 10%, in the three month period and increased $27.2 million, or 13%, in the six month period ended June 30, 2024 and were primarily affected by:
•Increased fees from separately managed account programs and Strategist programs due to growth from existing clients and market appreciation; and
•New fee revenue of $10.1 million during the second quarter 2024 and $19.7 million during the first six months of 2024 from the SEI Integrated Cash Program launched in December 2023; partially offset by
•Decreased investment management fees from SEI fund programs resulting from the continued shift out of SEI fund programs into separately managed accounts and other investment products; and
•Fee reductions in our separately managed account programs.

Operating margin increased to 43% compared to 41% in the three month period and increased to 44% compared to 41% in the six month period. Operating income increased $6.2 million, or 14%, in the three month period and increased $19.0 million, or 21%, in the six month period and was primarily affected by:
•An increase in revenues as mentioned above; and
•Decreased non-capitalized consulting costs; partially offset by
•Increased direct expenses associated with the increase in separately managed account fees.
Institutional Investors
Revenues decreased $3.6 million, or 5%, in the three month period and decreased $6.2 million, or 4%, in the six month period ended June 30, 2024 and were primarily affected by:
•Decreased investment management fees from client losses; partially offset by
•Increased investment management fees from existing clients due to higher assets under management due to market appreciation; and
•Added revenues from the acquisition of XPS Pensions (Nexus) Limited.
Operating margin increased to 46% compared to 39% in the three month period and increased to 45% compared to 42% in the six month period. Operating income increased $3.5 million, or 12%, in the three month period and increased $1.7 million, or 3%, in the six month period and was primarily affected by:
•Decreased direct expenses associated with investment management fees;
•Decreased personnel costs; and
•A one-time operational charge of $4.5 million related to a client reimbursement during the second quarter 2023; partially offset by
•A decrease in revenues as mentioned above; and
•Increased personnel, professional fees, amortization and other costs related to the acquisition of XPS Pensions (Nexus) Limited.
Investment Managers
Revenues increased $20.7 million, or 13%, in the three month period and increased $38.8 million, or 12%, in the six month period ended June 30, 2024 and were primarily affected by:
•Increased revenues from additional services provided to our largest alternative fund clients; and
•Positive cash flows into alternative and traditional funds from new and existing clients; partially offset by
•Client losses and fund closures.
Operating margin increased to 38% compared to 35% in the three month period and increased to 37% compared to 35% in the six month period. Operating income increased $12.6 million, or 22%, in the three month period and increased $22.9 million, or 21%, in the six month period and was primarily affected by:
•An increase in revenues as mentioned above; and
•Decreased non-capitalized investment spending, mainly consulting costs; partially offset by
•Increased costs associated with new business, primarily personnel expenses and third-party vendor costs; and
•Costs to enhance, support and maintain technologies and investment service capabilities.

Investments in New Businesses

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2024	2023		2024	2023
Revenues:
SEI Family Office Services	$8,283	$7,822	6%	$17,078	$15,712	9%
SEI Private Wealth Management	5,201	4,426	18%	9,909	9,037	10%
Other	1,139	466	144%	1,929	857	125%
Total revenues	$14,623	$12,714	15%	$28,916	$25,606	13%
Revenues increased $1.9 million, or 15%, in the three month period and increased $3.3 million, or 13%, in the six month period ended June 30, 2024 and were primarily affected by:
•Increased revenues from hosted technology offerings through SEI Family Office Services due to increased non-recurring implementation fees and new business; and
•Increased revenues from SEI Private Wealth Management through higher assets under advisement due to market appreciation and new business.

Other
Corporate overhead expenses
Corporate overhead expenses primarily consist of general and administrative expenses and other costs not directly attributable to a reportable business segment. Corporate overhead expenses were $33.3 million and $32.4 million in the three months ended June 30, 2024 and 2023, respectively, and $71.1 million and $63.5 million in the six months ended June 30, 2024, respectively. The increase in corporate overhead expenses is primarily due to severance costs and investments in upgrading and enhancing various technologies utilized by corporate overhead units. Additionally, personnel costs increased from enhancements to further build our compliance infrastructure.
Other income and expense
Other income and expense items on the accompanying Consolidated Statements of Operations consist of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net gain from investments	$666	$515	$2,922	$1,259
Interest and dividend income	11,552	9,550	22,371	18,328
Interest expense	(139)	(139)	(278)	(280)
Equity in earnings of unconsolidated affiliate	34,219	32,711	65,862	61,590
Total other income and expense items, net	$46,298	$42,637	$90,877	$80,897
Net gain from investments
Net gain from investments in the three and six months ended June 30, 2024 were primarily due to unrealized mark-to-market gains recorded in current earnings associated with LSV-sponsored investment funds and Company-sponsored investment funds from market appreciation (See Note 5).
Interest and dividend income
Interest and dividend income is earned based upon the amount of cash that is invested daily. The increase in interest and dividend income in the three and six months ended June 30, 2024 was due to an overall increase in interest rates.
Equity in earnings of unconsolidated affiliate
Equity in earnings of unconsolidated affiliate reflects our ownership interest in LSV. As of June 30, 2024, our total partnership interest in LSV was 38.6%. The table below presents the revenues and net income of LSV and the proportionate share in LSV's earnings.

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2024	2023		2024	2023
Revenues of LSV	$113,820	$108,836	5%	$221,169	$207,028	7%
Net income of LSV	88,689	84,779	5%	170,701	159,553	7%

SEI's proportionate share in earnings of LSV	$34,219	$32,711	5%	$65,862	$61,590	7%
The increase in earnings from LSV in the three and six months ended June 30, 2024 was primarily due to higher assets under management from market appreciation. Negative cash flows from existing clients and client losses partially offset the increase in earnings from LSV. Average assets under management by LSV increased $5.0 billion to $90.8 billion during the six months ended June 30, 2024 as compared to $85.7 billion during the six months ended June 30, 2023, an increase of 6%.
Amortization
Amortization expense on the accompanying Consolidated Statements of Operations consists of:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2024	2023		2024	2023
Capitalized software development costs	$6,990	$6,507	7%	$13,894	$12,812	8%
Intangible assets acquired through acquisitions and asset purchases	3,387	3,055	11%	6,790	6,113	11%
Other	108	68	59%	187	129	45%
Total amortization expense	$10,485	$9,630	9%	$20,871	$19,054	10%
Capitalized software development costs
The increase in amortization expense related to capitalized software development costs during the three and six months ended June 30, 2024 was primarily due to significant enhancements to SWP (See Note 1 to the Consolidated Financial Statements).
Income Taxes
The effective income tax rates for the three and six months ended June 30, 2024 and 2023 differ from the federal income tax statutory rate due to the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Statutory rate	21.0%	21.0%	21.0%	21.0%
State taxes, net of federal tax benefit	2.9	2.8	2.9	2.8
Foreign tax expense and tax rate differential	0.1	(0.2)	0.1	(0.2)
Tax benefit from stock option exercises	(0.1)	(0.1)	(0.6)	(0.2)
Other, net	—	(0.1)	—	0.1
	23.9%	23.4%	23.4%	23.5%
Stock-Based Compensation
We recognized $23.5 million and $15.5 million in stock-based compensation expense during the six months ended June 30, 2024 and 2023, respectively. The increase in expense was primarily due to new equity awards granted during the fourth quarter 2023. The amount of stock-based compensation expense recognized is primarily based upon management's estimate of when the financial vesting targets of outstanding stock options may be achieved. Any change in the estimate could result in the amount of stock-based compensation expense to be accelerated, spread out over a longer period, or reversed. This may cause volatility in the recognition of stock-based compensation expense in future periods and could materially affect earnings (See Note 7 to the Consolidated Financial Statements).

During the first quarter 2024, we revised our estimate of when some vesting targets are expected to be achieved. This change in estimate resulted in an increase of $1.2 million in stock-based compensation expense during the six months ended June 30, 2024. We expect to recognize approximately $31.9 million in stock-based compensation expense during the remainder of 2024.
Fair Value Measurements
The fair value of financial assets and liabilities, except for the investment funds sponsored by LSV, is determined in accordance with the fair value hierarchy. The fair value of the investment funds sponsored by LSV is measured using the net asset value per share (NAV) as a practical expedient. The fair value of all other financial assets are determined using Level 1 or Level 2 inputs and consist mainly of investments in equity or fixed-income mutual funds that are quoted daily and Government National Mortgage Association (GNMA) and other U.S. government agency securities that are single issuer pools that are valued based on current market data of similar assets. Level 3 financial liabilities at June 30, 2024 and December 31, 2023 consist entirely of the estimated fair value of the contingent consideration resulting from an acquisition (See Note 12 to the Consolidated Financial Statements).
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
Liquidity and Capital Resources

	Six Months Ended June 30,
	2024	2023
Net cash provided by operating activities	$227,030	$182,454
Net cash used in investing activities	(61,082)	(25,809)
Net cash used in financing activities	(229,687)	(239,465)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,667)	6,812
Net decrease in cash, cash equivalents and restricted cash	(66,406)	(76,008)
Cash, cash equivalents and restricted cash, beginning of period	834,998	853,359
Cash, cash equivalents and restricted cash, end of period	$768,592	$777,351
Our credit facility provides for borrowings up to $325.0 million and is scheduled to expire in April 2026 (See Note 6 to the Consolidated Financial Statements). As of July 17, 2024, we had outstanding letters of credit of $4.9 million which reduced the amount available under the credit facility. These letters of credit were primarily issued for the expansion of the corporate headquarters and are due to expire in late 2024. As of July 17, 2024, the amount of the credit facility available for corporate purposes was $320.1 million.
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
The majority of excess cash reserves are primarily placed in accounts located in the United States that invest entirely in SEI-sponsored money market mutual funds denominated in the U.S. dollar. We also utilize demand deposit accounts or money market accounts at several large, well-established financial institutions located in the United States. The institutions we utilize have not indicated any stability issues regarding the ability to honor current or future deposit obligations to their customers. Accounts used to manage these excess cash reserves do not impose any restrictions or limitations that would prevent us from being able to access such cash amounts immediately. As of July 17, 2024, the amount of cash and cash equivalents considered free and immediately accessible for other general corporate purposes was $424.2 million.
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
Cash flows from operations increased $44.6 million in the first six months of 2024 compared to the first six months of 2023 primarily from the increase in net income. The negative impact from the change in working capital accounts, primarily due to increased client receivables, partially offset the increase in cash flows from operations.
Net cash used in investing activities includes:
•Purchases, sales and maturities of marketable securities. Purchases, sales and maturities of marketable securities in the first six months of 2024 and 2023 were as follows:

	Six Months Ended June 30,
	2024	2023
Purchases	$(102,895)	$(48,046)
Sales and maturities	82,241	61,722
Net investing activities from marketable securities	$(20,654)	$13,676
See Note 5 to the Consolidated Financial Statements for more information related to marketable securities.
•The capitalization of costs incurred in developing computer software. We capitalized $12.7 million of software development costs in the first six months of 2024 as compared to $18.0 million in the first six months of 2023. Software development costs are principally related to significant enhancements for the expanded functionality of the SEI Wealth Platform and a new platform for the Investment Managers segment.
•Capital expenditures. Capital expenditures in the first six months of 2024 were $20.8 million as compared to $16.5 million in the first six months of 2023. Expenditures in 2024 and 2023 include capital outlays for purchased software and equipment for data center operations. We continue to evaluate improvements to our information technology infrastructure which, if implemented, will result in additional expenditures for purchased software and equipment for data center operations.
•Other investing activities. In February 2024, we made a strategic investment of $10.0 million in an innovation platform for wealth management.
Net cash used in financing activities includes:
•The repurchase of common stock. Our Board of Directors has authorized the repurchase of common stock through multiple authorizations. Currently, there is no expiration date for the common stock repurchase program. We had total capital outlays of $163.8 million during the first six months of 2024 and $156.2 million during the first six months of 2023 for the repurchase of common stock.
•Proceeds from the issuance of common stock. We received $54.4 million and $32.4 million in proceeds from the issuance of common stock during the first six months of 2024 and 2023, respectively. These proceeds were primarily from stock option exercise activity.
•Dividend payments. Cash dividends paid were $120.3 million in the first six months of 2024 as compared to $114.8 million in the first six months of 2023.

Cash Requirements
Cash requirements and liquidity needs are primarily funded through cash flow from operations and our capacity for additional borrowing. At June 30, 2024, unused sources of liquidity consisted of cash and cash equivalents and the amount available under our credit facility.
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
(b) Change in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
(e)    Our Board of Directors has authorized the repurchase of up to $5.828 billion worth of our common stock through multiple authorizations through June 30, 2024. Currently, there is no expiration date for the common stock repurchase program.
Information regarding the repurchase of common stock during the three months ended June 30, 2024 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 2024	75,000	$66.37	75,000	$221,099,000
May 2024	873,000	67.66	873,000	162,002,000
June 2024	700,000	65.94	700,000	115,843,000
Total	1,648,000	$66.87	1,648,000
(1) Average price paid per share does not include excise tax on stock repurchases.

Item 5.    Other Information.
On July 23, 2024, the Board of Directors of the Company approved an amendment to the SEI Investments Company Employee Stock Purchase Plan (the “Plan”), as amended and restated as of April 21, 2020, to permit participants in the Plan, under certain circumstances described in such amendment to the Plan, all of which would occur only following the termination of such participant’s employment with the Company, to sell the shares acquired through the Plan prior to the first anniversary of the offering date of such shares under the Plan. This summary of the amendment to the Plan does not purport to be complete and is qualified in its entirety by reference to the full text of such amendment, which is attached as Exhibit 10.3 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.
During the three months ended June 30, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 (c) of Regulation S-K).

Item 6.    Exhibits.
The following is a list of exhibits filed as part of the Form 10-Q.

10.1	Form of 2024 Omnibus Equity Compensation Plan Restricted Stock Unit Award Notice and Agreement.

10.2	Form of 2024 Omnibus Equity Compensation Plan Nonqualified Stock Option Award Notice and Agreement.

10.3	Amendment No. 1 to the SEI Investments Company Employee Stock Purchase Plan, dated as of July 23, 2024

31.1	Rule 13a-15(e)/15d-15(e) Certification of Principal Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Principal Financial Officer.

32	Section 1350 Certifications.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEI INVESTMENTS COMPANY

Date:	July 26, 2024	By:	/s/ Sean J. Denham
Sean J. Denham
Chief Financial Officer