Form 10-Q
period 2024-09-30
SEI INVESTMENTS CO
filed 2024-10-25
CIK 350894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q
________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, as of the close of business on October 22, 2024:

Common Stock, $0.01 par value	128,908,648

SEI INVESTMENTS COMPANY

PART I.        FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements.

SEI Investments Company
Consolidated Balance Sheets
(unaudited)
(Dollars in thousands, except par value)

	September 30, 2024	December 31, 2023
Assets
Current Assets:
Cash and cash equivalents	$901,134	$834,697
Restricted cash	302	301
Receivables from investment products	54,585	55,886
Receivables, net of allowance for doubtful accounts of $1,833 and $663	609,794	501,434
Securities owned	30,289	31,334
Other current assets	61,433	54,464
Total Current Assets	1,657,537	1,478,116
Property and Equipment, net of accumulated depreciation of $489,143 and $474,034	164,927	171,364
Operating Lease Right-of-Use Assets	29,567	22,477
Capitalized Software, net of accumulated amortization of $633,932 and $612,971	237,236	239,783
Available for Sale and Equity Securities	175,722	155,413
Investments in Affiliated Funds, at fair value	8,410	7,316
Investment in Unconsolidated Affiliate	49,675	110,781
Goodwill	138,085	137,333
Intangible Assets, net of accumulated amortization of $52,964 and $42,520	74,041	82,443
Deferred Contract Costs	42,527	40,221
Deferred Income Taxes	58,373	37,709
Other Assets, net	48,329	37,047
Total Assets	$2,684,429	$2,520,003
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Balance Sheets
(unaudited)
(Dollars in thousands, except par value)

	September 30, 2024	December 31, 2023
Liabilities and Equity
Current Liabilities:
Accounts payable	$8,250	$10,618
Accrued liabilities	258,167	318,945
Current portion of long-term operating lease liabilities	7,926	8,118
Deferred revenue	11,330	15,366
Total Current Liabilities	285,673	353,047
Long-term Income Taxes Payable	803	803
Long-term Operating Lease Liabilities	24,647	17,235
Other Long-term Liabilities	18,896	17,090
Total Liabilities	330,019	388,175
Commitments and Contingencies
Shareholders' Equity:
Common stock, $0.01 par value, 750,000,000 shares authorized; 128,755,430 and 131,177,513 shares issued and outstanding	1,288	1,312
Capital in excess of par value	1,477,880	1,404,962
Retained earnings	901,908	762,586
Accumulated other comprehensive loss, net	(26,666)	(37,032)
Total Shareholders' Equity	2,354,410	2,131,828
Total Liabilities and Shareholders' Equity	$2,684,429	$2,520,003
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Statements of Operations
(unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Asset management, administration and distribution fees	$423,859	$380,594	$1,237,623	$1,131,244
Information processing and software servicing fees	113,537	96,165	330,338	303,691
Total revenues	537,396	476,759	1,567,961	1,434,935
Expenses:
Subadvisory, distribution and other asset management costs	47,969	47,531	141,279	142,157
Software royalties and other information processing costs	8,936	8,095	25,503	23,784
Compensation, benefits and other personnel	191,740	180,470	570,534	529,591
Stock-based compensation	13,696	7,979	37,224	23,458
Consulting, outsourcing and professional fees	53,291	54,203	159,258	176,619
Data processing and computer related	37,556	34,016	112,790	102,301
Facilities, supplies and other costs	21,622	16,999	58,795	58,825
Amortization	10,413	9,797	31,284	28,851
Depreciation	8,341	9,197	25,097	26,509
Total expenses	393,564	368,287	1,161,764	1,112,095
Income from operations	143,832	108,472	406,197	322,840
Net gain (loss) from investments	427	(206)	3,349	1,053
Interest and dividend income	13,579	11,125	35,950	29,453
Interest expense	(141)	(116)	(419)	(396)
Other income	8,151	—	8,151	—
Equity in earnings of unconsolidated affiliate	36,513	29,927	102,375	91,517
Income before income taxes	202,361	149,202	555,603	444,467
Income taxes	47,461	33,541	130,183	102,940
Net income	$154,900	$115,661	$425,420	$341,527
Basic earnings per common share	$1.20	$0.87	$3.26	$2.57
Shares used to compute basic earnings per share	129,418	132,231	130,550	133,035
Diluted earnings per common share	$1.19	$0.87	$3.23	$2.54
Shares used to compute diluted earnings per share	130,671	133,504	131,830	134,250
Dividends declared per common share	$—	$—	$0.46	$0.43
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Statements of Comprehensive Income
(unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$154,900	$115,661	$425,420	$341,527
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	12,413	(8,502)	9,071	249
Unrealized gain (loss) on investments:
Unrealized gains (losses) during the period, net of income taxes of $(1,007), $624, $(463) and $581	3,373	(2,089)	1,546	(1,945)
Reclassification adjustment for (gains) losses realized in net income, net of income taxes of $21, $(10), $76 and $(39)	(70)	35	(251)	128
Total other comprehensive income (loss), net of tax	15,716	(10,556)	10,366	(1,568)
Comprehensive income	$170,616	$105,105	$435,786	$339,959
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Statements of Changes in Equity
(unaudited)
(In thousands)

	Shares of Common Stock	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	For the Three Months Ended September 30, 2024
Balance, July 1, 2024	129,855	$1,299	$1,465,037	$823,549	$(42,382)	$2,247,503
Net income	—	—	—	154,900	—	154,900
Other comprehensive income	—	—	—	—	15,716	15,716
Purchase and retirement of common stock	(1,274)	(13)	(9,261)	(76,541)	—	(85,815)
Issuance of common stock under employee stock purchase plan	17	1	965	—	—	966
Issuance of common stock under share-based award plans	157	1	7,443	—	—	7,444
Stock-based compensation	—	—	13,696	—	—	13,696
Balance, September 30, 2024	128,755	$1,288	$1,477,880	$901,908	$(26,666)	$2,354,410

	Shares of Common Stock	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	For the Three Months Ended September 30, 2023
Balance, July 1, 2023	132,230	$1,322	$1,337,538	$724,672	$(39,979)	$2,023,553
Net income	—	—	—	115,661	—	115,661
Other comprehensive loss	—	—	—	—	(10,556)	(10,556)
Purchase and retirement of common stock	(1,399)	(14)	(9,262)	(76,703)	—	(85,979)
Issuance of common stock under employee stock purchase plan	20	1	1,072	—	—	1,073
Issuance of common stock under share-based award plans	720	7	32,138	—	—	32,145
Stock-based compensation	—	—	7,979	—	—	7,979
Other	—	—	—	5	—	5
Balance, September 30, 2023	131,571	$1,316	$1,369,465	$763,635	$(50,535)	$2,083,881
The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Statements of Changes in Equity
(unaudited)
(In thousands)

	Shares of Common Stock	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	For the Nine Months Ended September 30, 2024
Balance, January 1, 2024	131,178	$1,312	$1,404,962	$762,586	$(37,032)	$2,131,828
Net income	—	—	—	425,420	—	425,420
Other comprehensive income	—	—	—	—	10,366	10,366
Purchase and retirement of common stock	(3,730)	(37)	(27,128)	(225,813)	—	(252,978)
Issuance of common stock under employee stock purchase plan	59	1	3,348	—	—	3,349
Issuance of common stock under share-based award plans	1,248	12	59,474	—	—	59,486
Stock-based compensation	—	—	37,224	—	—	37,224
Dividends declared ($0.46 per share)	—	—	—	(60,285)	—	(60,285)
Balance, September 30, 2024	128,755	$1,288	$1,477,880	$901,908	$(26,666)	$2,354,410

	Shares of Common Stock	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	For the Nine Months Ended September 30, 2023
Balance, January 1, 2023	134,162	$1,342	$1,307,162	$694,287	$(48,967)	$1,953,824
Net income	—	—	—	341,527	—	341,527
Other comprehensive loss	—	—	—	—	(1,568)	(1,568)
Purchase and retirement of common stock	(4,050)	(41)	(26,800)	(215,007)	—	(241,848)
Issuance of common stock under employee stock purchase plan	65	1	3,316	—	—	3,317
Issuance of common stock under share-based award plans	1,394	14	62,329	—	—	62,343
Stock-based compensation	—	—	23,458	—	—	23,458
Dividends declared ($0.43 per share)	—	—	—	(57,177)	—	(57,177)
Other	—	—	—	5	—	5
Balance, September 30, 2023	131,571	$1,316	$1,369,465	$763,635	$(50,535)	$2,083,881

SEI Investments Company
Consolidated Condensed Statements of Cash Flows
(unaudited)
(In thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$425,420	$341,527
Adjustments to reconcile net income to net cash provided by operating activities (See Note 1)	1,654	4,455
Net cash provided by operating activities	427,074	345,982
Cash flows from investing activities:
Additions to property and equipment	(27,203)	(23,114)
Additions to capitalized software	(18,414)	(26,584)
Purchases of marketable securities	(134,665)	(83,968)
Prepayments and maturities of marketable securities	113,801	89,352
Sales of marketable securities	7,546	893
Proceeds from fixed asset dispositions	9,946	—
Other investing activities	(8,196)	(4,816)
Net cash used in investing activities	(57,185)	(48,237)
Cash flows from financing activities:
Payment of contingent consideration	—	(8,799)
Purchase and retirement of common stock	(252,889)	(236,914)
Proceeds from issuance of common stock	62,835	65,660
Payment of dividends	(120,338)	(114,833)
Net cash used in financing activities	(310,392)	(294,886)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	6,941	(1,474)
Net increase in cash, cash equivalents and restricted cash	66,438	1,385
Cash, cash equivalents and restricted cash, beginning of period	834,998	853,359
Cash, cash equivalents and restricted cash, end of period	$901,436	$854,744
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
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain financial information and accompanying note disclosure normally included in the Company’s Annual Report on Form 10-K have been condensed or omitted. The interim financial information is unaudited but reflects all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position of the Company as of September 30, 2024, the results of operations for the three and nine months ended September 30, 2024 and 2023, and cash flows for the nine months ended September 30, 2024 and 2023. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
There have been no significant changes in significant accounting policies during the nine months ended September 30, 2024 as compared to the significant accounting policies described in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
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
The Company is a party to expense limitation agreements with certain SEI-sponsored money market funds subject to Rule 2a-7 of the Investment Company Act of 1940 which establish a maximum level of ordinary operating expenses incurred by the fund in any fiscal year including, but not limited to, fees of the administrator or its affiliates. Under the terms of these agreements, the Company waived $1,202 and $5,519 in fees during the three months ended September 30, 2024 and 2023, respectively. During the nine months ended September 30, 2024 and 2023, the Company waived $6,764 and $16,400, respectively, in fees.
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
Cash and Cash Equivalents
Cash and cash equivalents includes $423,471 and $397,838 at September 30, 2024 and December 31, 2023, respectively, invested in SEI-sponsored open-ended money market mutual funds. See Note 5 for information related to the Company's total investments in SEI-sponsored and non-SEI-sponsored money market mutual funds and commercial paper classified as cash equivalents.
Restricted Cash
Restricted cash includes $250 at September 30, 2024 and December 31, 2023 segregated for regulatory purposes related to trade-execution services conducted by SEI Investments (Europe) Limited. Restricted cash also includes $52 and $51 at September 30, 2024 and December 31, 2023, respectively, segregated in special reserve accounts for the benefit of customers of the Company’s broker-dealer subsidiary, SEI Investments Distribution Co. (SIDCO), in accordance with certain rules established by the Securities and Exchange Commission (SEC) for broker-dealers.
Capitalized Software
The Company capitalized $18,414 and $26,584 of software development costs during the nine months ended September 30, 2024 and 2023, respectively, to further develop the SEI Wealth PlatformSM (SWP) and for the development of a new platform for the Investment Managers segment. The Company capitalized $10,542 and $13,706 of software development costs for significant enhancements to SWP during the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, the net book value of SWP was $208,457. The net book value includes $1,145 of capitalized software development costs in-progress associated with future releases of SWP. SWP has a weighted average remaining life of 8.4 years. Amortization expense for SWP was $20,517 and $19,027 during the nine months ended September 30, 2024 and 2023, respectively.
The Company also capitalized $7,872 and $12,878 of software development costs during the nine months ended September 30, 2024 and 2023, respectively, related to the development of a new platform for the Investment Managers segment. Capitalized software development costs in-progress associated with this platform were $28,040 as of September 30, 2024. The platform is not yet ready for use.
Earnings per Share
The calculations of basic and diluted earnings per share for the three and nine months ended September 30, 2024 and 2023 are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$154,900	$115,661	$425,420	$341,527
Shares used to compute basic earnings per common share	129,418,000	132,231,000	130,550,000	133,035,000
Dilutive effect of stock awards	1,253,000	1,273,000	1,280,000	1,215,000
Shares used to compute diluted earnings per common share	130,671,000	133,504,000	131,830,000	134,250,000
Basic earnings per common share	$1.20	$0.87	$3.26	$2.57
Diluted earnings per common share	$1.19	$0.87	$3.23	$2.54
During the three months ended Sept 30, 2024 and 2023, employee stock options to purchase 10,606,000 and 10,869,000 shares of common stock with an average exercise price of $61.06 and $61.31, respectively, were outstanding but not included in the computation of diluted earnings per common share. During the nine months ended September 30, 2024 and 2023, employee stock options to purchase 10,747,000 and 11,049,000 shares of common stock with an average exercise price of $61.05 and $61.29, respectively, were outstanding but not included in the computation of diluted earnings per common share. These options for the three and nine month periods were not included in the computation of diluted earnings per common share because either the performance conditions have not been satisfied or would not have been satisfied if the reporting date was the end of the contingency period or the options' exercise price was greater than the average market price of the Company’s common stock and the effect on diluted earnings per common share would have been anti-dilutive.
New Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07) which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments in ASU 2023-07 apply retrospectively to all prior periods presented in the financial statements. The Company continues to assess the impact of ASU 2023-07. The Company has identified the chief operating decision maker (CODM) and is in the process of finalizing the significant segment expenses and other information regularly provided to the CODM and included with the reported measure of segment profit/loss. The Company is on schedule to complete its assessment of ASU 2023-07 and the impact on its consolidated financial statements and related disclosures as of January 1, 2025.
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
The following table provides the details of the adjustments to reconcile net income to net cash provided by operating activities for the nine months ended September 30, 2024 and 2023:

	2024	2023
Net income	$425,420	$341,527
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	25,097	26,509
Amortization	31,284	28,851
Equity in earnings of unconsolidated affiliate	(102,375)	(91,517)
Distributions received from unconsolidated affiliate	112,476	100,252
Stock-based compensation	37,224	23,458
Provision for losses on receivables	1,170	283
Deferred income tax expense	(21,051)	(20,971)
Net gain from investments	(3,349)	(1,053)
Net gain from sale of property	(8,151)	—
Change in other long-term liabilities	3,205	3,105
Change in other assets	(4,005)	1,099
Contract costs capitalized, net of amortization	(2,306)	(590)
Other	(2,900)	2,122
Change in current assets and liabilities:
Receivables from investment products	1,301	6,327
Receivables	(109,522)	(62,053)
Other current assets	606	(8,654)
Advances due from unconsolidated affiliate	51,005	51,293
Accounts payable	(2,364)	(3,085)
Accrued liabilities	(1,655)	(48,128)
Deferred revenue	(4,036)	(2,793)
Total adjustments	1,654	4,455
Net cash provided by operating activities	$427,074	$345,982

Note 2.    Investment in Unconsolidated Affiliate
LSV Asset Management
The Company has an investment in LSV Asset Management (LSV), a registered investment advisor that provides investment advisory services primarily to institutions, including pension plans and investment companies. LSV is currently an investment sub-advisor for a limited number of SEI-sponsored investment products. The Company's partnership interest in LSV as of September 30, 2024 was 38.6%. The Company accounts for its interest in LSV using the equity method because of its less than 50% ownership. The Company’s interest in the net assets of LSV is reflected in Investment in unconsolidated affiliate on the accompanying Consolidated Balance Sheets and its interest in the earnings of LSV is reflected in Equity in earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Operations.
At September 30, 2024, the Company’s total investment in LSV was $49,675. The Company's investment includes advances provided to LSV related to their working capital accounts. The Company receives partnership distributions from LSV on a quarterly basis. The Company received partnership distributions from LSV of $112,476 and $100,252 in the nine months ended September 30, 2024 and 2023, respectively. As such, the Company considers these distribution payments as returns on investment rather than returns of the Company's original investment in LSV and has therefore classified the associated cash inflows as an operating activity on the Consolidated Statements of Cash Flows.

The Company’s proportionate share in the earnings of LSV was $36,513 and $29,927 during the three months ended September 30, 2024 and 2023, respectively. During the nine months ended September 30, 2024 and 2023, the Company’s proportionate share in the earnings of LSV was $102,375 and $91,517, respectively.
These tables contain condensed financial information of LSV:

Condensed Statement of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$122,412	$102,183	$343,581	$309,211
Net income	94,634	77,566	265,335	237,119

Condensed Balance Sheets	September 30, 2024	December 31, 2023
Current assets	$137,776	$169,867
Non-current assets	5,735	6,568
Total assets	$143,511	$176,435

Current liabilities	$66,795	$74,853
Non-current liabilities	5,544	2,182
Partners’ capital	71,172	99,400
Total liabilities and partners’ capital	$143,511	$176,435

Note 3.    Composition of Certain Financial Statement Captions
Receivables
Receivables on the accompanying Consolidated Balance Sheets consist of:

	September 30, 2024	December 31, 2023
Trade receivables	$174,091	$115,356
Fees earned, not billed	418,561	372,291
Other receivables	18,975	14,450
	611,627	502,097
Less: Allowance for doubtful accounts	(1,833)	(663)
	$609,794	$501,434
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

Property and Equipment
Property and Equipment on the accompanying Consolidated Balance Sheets consists of:

	September 30, 2024	December 31, 2023
Buildings	$216,418	$216,968
Equipment	194,591	193,096
Land	27,317	26,450
Purchased software	165,676	165,348
Furniture and fixtures	23,028	23,025
Leasehold improvements	26,533	19,827
Construction in progress	507	684
	654,070	645,398
Less: Accumulated depreciation	(489,143)	(474,034)
Property and Equipment, net	$164,927	$171,364
The Company recognized $25,097 and $26,509 in depreciation expense related to property and equipment for the nine months ended September 30, 2024 and 2023, respectively.
Deferred Contract Costs
Deferred contract costs, which primarily consist of deferred sales commissions, were $42,527 and $40,221 as of September 30, 2024 and December 31, 2023, respectively. The Company deferred expenses related to contract costs of $5,326 and $2,243 during the three months ended September 30, 2024 and 2023, respectively. During the nine months ended September 30, 2024 and 2023, the Company deferred expenses related to contract costs of $10,237 and $7,212, respectively. Amortization expense related to deferred contract costs were $7,931 and $6,622 during the nine months ended September 30, 2024 and 2023, respectively. Amortization expense related to deferred contract costs is included in Compensation, benefits and other personnel on the accompanying Consolidated Statements of Operations. There were no material impairment losses in relation to deferred contract costs during the nine months ended September 30, 2024.
Accrued Liabilities
Accrued liabilities on the accompanying Consolidated Balance Sheets consist of:

	September 30, 2024	December 31, 2023
Accrued employee compensation	$103,977	$107,495
Accrued employee benefits and other personnel	10,368	9,797
Accrued voluntary separation program	5,515	21,058
Accrued consulting, outsourcing and professional fees	37,753	32,285
Accrued sub-advisory, distribution and other asset management fees	51,812	49,405
Accrued dividend payable	1,042	61,104
Accrued income taxes	13,130	4,965
Other accrued liabilities	34,570	32,836
Total accrued liabilities	$258,167	$318,945

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
The pricing policies and procedures applied for our Level 1 and Level 2 financial assets during the nine months ended September 30, 2024 were consistent with those as described in the Company's Annual Report on Form 10-K at December 31, 2023. The Company had no Level 3 financial assets at September 30, 2024 or December 31, 2023 that were required to be measured at fair value on a recurring basis. The Company's Level 3 financial liabilities at September 30, 2024 and December 31, 2023 consist entirely of the estimated fair value of the contingent consideration resulting from an acquisition (See Note 12). There were no transfers of financial assets between levels within the fair value hierarchy during the nine months ended September 30, 2024.
The fair value of certain financial assets of the Company was determined using the following inputs:

		Fair Value Measurements at the End of the Reporting Period Using
Assets	September 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity securities	$40,251	$40,251	$—
Available-for-sale debt securities	135,471	—	135,471
Fixed-income securities owned	30,289	—	30,289
Investment funds sponsored by LSV (1)	8,410
	$214,421	$40,251	$165,760

		Fair Value Measurements at the End of the Reporting Period Using
Assets	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity securities	$36,661	$36,661	$—
Available-for-sale debt securities	118,752	—	118,752
Fixed-income securities owned	31,334	—	31,334
Investment funds sponsored by LSV (1)	7,316
	$194,063	$36,661	$150,086
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
Cash Equivalents
Investments in SEI-sponsored and non-SEI-sponsored money market funds and commercial paper classified as cash equivalents had a fair value of $633,780 and $565,588 at September 30, 2024 and December 31, 2023, respectively. There were no material unrealized or realized gains or losses from these investments during the nine months ended September 30, 2024 and 2023. Investments in money market funds and commercial paper are Level 1 assets.

Available for Sale and Equity Securities
Available For Sale and Equity Securities on the accompanying Consolidated Balance Sheets consist of:

	At September 30, 2024
	Cost Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-sale debt securities	$142,718	$—	$(7,247)	$135,471
SEI-sponsored mutual funds	32,203	2,144	—	34,347
Equities and other mutual funds	5,418	486	—	5,904
	$180,339	$2,630	$(7,247)	$175,722

	At December 31, 2023
	Cost Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-sale debt securities	$127,681	$—	$(8,929)	$118,752
SEI-sponsored mutual funds	30,427	818	(19)	31,226
Equities and other mutual funds	5,301	134	—	5,435
	$163,409	$952	$(8,948)	$155,413
Net unrealized losses at September 30, 2024 of available-for-sale debt securities were $5,580 (net of income tax benefit of $1,667). Net unrealized losses at December 31, 2023 of available-for-sale debt securities were $6,875 (net of income tax benefit of $2,054). These unrealized losses are associated with the Company’s investments in mortgage-backed securities issued by GNMA and were caused by interest rate increases (See Note 4). The contractual cash flows of these securities are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company's investments. The Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases. These net unrealized losses are reported as a separate component of Accumulated other comprehensive loss on the accompanying Consolidated Balance Sheets.
The following tables provide the scheduled maturities of the Company's available-for-sale debt securities:

	At September 30, 2024
	Cost	Fair Value
Within one year	$—	$—
After one year through five years	4,648	4,269
After 5 years through 10 years	17,732	16,478
After 10 years	120,338	114,724
	$142,718	$135,471

	At December 31, 2023
	Cost	Fair Value
Within one year	$—	$—
After one year through five years	5,679	5,035
After 5 years through 10 years	31,162	28,084
After 10 years	90,840	85,633
	$127,681	$118,752
There were no material realized gains or losses from available-for-sale debt securities during the nine months ended September 30, 2024 and 2023, respectively.
There were gross realized gains of $1,651 and gross realized losses of $1,416 from mutual funds and equities during the nine months ended September 30, 2024. There were no material realized gains or losses from mutual funds and equities during the nine months ended September 30, 2023. Gains and losses from mutual funds and equities are reflected in Net gain (loss) from investments on the accompanying Consolidated Statements of Operations.

Investments in Affiliated Funds
The Company has an investment in funds sponsored by LSV. The Company records this investment on the accompanying Consolidated Balance Sheets at fair value. Unrealized gains and losses from the change in fair value of these funds are recognized in Net gain (loss) from investments on the accompanying Consolidated Statements of Operations.
The funds had a fair value of $8,410 and $7,316 at September 30, 2024 and December 31, 2023, respectively. The Company recognized unrealized gains of $673 and $66 during the three months ended September 30, 2024 and 2023, respectively, from the change in fair value of the funds. The Company recognized unrealized gains of $1,094 and $472 during the nine months ended September 30, 2024 and 2023, respectively, from the change in fair value of the funds.
Securities Owned
The Company’s broker-dealer subsidiary, SIDCO, has investments in U.S. government agency securities with maturity dates less than one year. These investments are reflected as Securities owned on the accompanying Consolidated Balance Sheets. Due to specialized accounting practices applicable to investments by broker-dealers, the securities are reported at fair value and changes in fair value are recorded in current period earnings. The securities had a fair value of $30,289 and $31,334 at September 30, 2024 and December 31, 2023, respectively. There were no material net gains or losses related to the securities during the three and nine months ended September 30, 2024 and 2023.

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
The Company was in compliance with all covenants of the Credit Facility during the nine months ended September 30, 2024. As of October 22, 2024, the Company had outstanding letters of credit of $4,866 under the Credit Facility. The amount of the Credit Facility that is available for general corporate purposes as of October 22, 2024 was $320,134.

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
The Company has non-qualified stock options and restricted stock units (RSUs) outstanding under its equity compensation plans. The Company recognized stock-based compensation expense in its Consolidated Financial Statements in the three and nine months ended September 30, 2024 and 2023, respectively, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock-based compensation expense	$13,696	$7,979	$37,224	$23,458
Less: Deferred tax benefit	(2,616)	(1,438)	(7,201)	(4,278)
Stock-based compensation expense, net of tax	$11,080	$6,541	$30,023	$19,180
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
The Company revised its estimate of when some vesting targets are expected to be achieved. This change in management's estimate resulted in an increase of $3,098 in stock-based compensation expense during the nine months ended September 30, 2024.
As of September 30, 2024, there was approximately $85,239 of unrecognized compensation cost remaining related to unvested employee stock options and restricted stock units that management expects will vest and is being amortized.
The Company issues new common shares associated with the exercise of stock options. The total intrinsic value of options exercised during the nine months ended September 30, 2024 was $24,053. The total options exercisable as of September 30, 2024 had an intrinsic value of $71,076. The total intrinsic value for options exercisable is calculated as the difference between the market value of the Company’s common stock as of September 30, 2024 and the weighted average exercise price of the options. The market value of the Company’s common stock as of September 30, 2024 was $69.19 as reported by the Nasdaq Stock Market, LLC. The weighted average exercise price of the options exercisable as of September 30, 2024 was $55.98. Total options that were outstanding as of September 30, 2024 were 15,343,000. Total options that were exercisable as of September 30, 2024 were 5,298,000.
Common Stock Buyback
The Company’s Board of Directors, under multiple authorizations, has authorized the repurchase of common stock on the open market or through private transactions. The Company purchased 3,730,000 shares at a total cost of $252,978 during the nine months ended September 30, 2024, which reduced the total shares outstanding of common stock. The cost of stock purchases during the period includes the cost of excise taxes applicable to stock repurchases and certain transactions that settled in the following quarter. As of September 30, 2024, the Company had approximately $29,100 of authorization remaining for the purchase of common stock under the program. On October 22, 2024, the Company's Board of Directors approved an increase in the stock repurchase program by an additional $400,000, increasing the available authorization to approximately $429,100.
The Company immediately retires its common stock when purchased. Upon retirement, the Company reduces Capital in excess of par value for the average capital per share outstanding and the remainder is charged against Retained earnings. If the Company reduces its Retained earnings to zero, any subsequent purchases of common stock will be charged entirely to Capital in excess of par value.

Cash Dividend
On May 29, 2024, the Board of Directors declared a cash dividend of $0.46 per share on the Company's common stock, which was paid on June 18, 2024, to shareholders of record on June 10, 2024. Cash dividends declared during the nine months ended September 30, 2024 and 2023 were $60,285 and $57,177, respectively.

Note 8.    Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss, net of tax, are as follows:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Investments	Accumulated Other Comprehensive Loss
Balance, January 1, 2024	$(30,157)	$(6,875)	$(37,032)

Other comprehensive income before reclassifications	9,071	1,546	10,617
Amounts reclassified from accumulated other comprehensive loss	—	(251)	(251)
Net current-period other comprehensive income	9,071	1,295	10,366

Balance, September 30, 2024	$(21,086)	$(5,580)	$(26,666)

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
The information in the following tables is derived from internal financial reporting used for corporate management purposes. There are no inter-segment revenues for the three and nine months ended September 30, 2024 and 2023. Assets are not allocated to segments for internal reporting purposes. The accounting policies of the reportable business segments are the same as those described in Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
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

The following tables highlight certain financial information about each of the business segments for the three months ended September 30, 2024 and 2023:

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Three Months Ended September 30, 2024
Revenues	$138,734	$126,836	$71,626	$184,607	$15,593	$537,396
Expenses	115,097	70,152	37,851	114,118	18,440	355,658
Operating profit (loss)	$23,637	$56,684	$33,775	$70,489	$(2,847)	$181,738

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Three Months Ended September 30, 2023
Revenues	$119,664	$110,461	$70,479	$162,982	$13,173	$476,759
Expenses	111,207	64,280	39,953	103,585	18,265	337,290
Operating profit (loss)	$8,457	$46,181	$30,526	$59,397	$(5,092)	$139,469
A reconciliation of the total operating profit reported for the business segments to income from operations in the Consolidated Statements of Operations for the three months ended September 30, 2024 and 2023 is as follows:

	2024	2023
Total operating profit from segments	$181,738	$139,469
Corporate overhead expenses	(37,906)	(30,997)
Income from operations	$143,832	$108,472
The following tables provide additional information for the three months ended September 30, 2024 and 2023 pertaining to the business segments:

	Capital Expenditures (1)		Depreciation
	2024	2023	2024	2023
Private Banks	$2,764	$7,580	$2,620	$5,565
Investment Advisors	1,092	3,545	2,254	540
Institutional Investors	740	390	614	338
Investment Managers	7,196	2,804	1,659	2,227
Investments in New Businesses	124	262	186	280
Total from business segments	$11,916	$14,581	$7,333	$8,950
Corporate overhead	222	307	1,008	247
	$12,138	$14,888	$8,341	$9,197
(1) Capital expenditures include additions to property and equipment and capitalized software.

	Amortization
	2024	2023
Private Banks	$5,147	$4,852
Investment Advisors	2,169	1,933
Institutional Investors	1,851	1,834
Investment Managers	80	209
Investments in New Businesses	1,096	895
Total from business segments	$10,343	$9,723
Corporate overhead	70	74
	$10,413	$9,797

The following tables highlight certain financial information about each of business segment for the nine months ended September 30, 2024 and 2023:

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Nine Months Ended September 30, 2024
Revenues	$401,272	$370,141	$214,911	$537,128	$44,509	$1,567,961
Expenses	339,961	206,063	116,386	334,955	55,403	1,052,768
Operating profit (loss)	$61,311	$164,078	$98,525	$202,173	$(10,894)	$515,193

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Nine Months Ended September 30, 2023
Revenues	$372,980	$326,579	$219,914	$476,683	$38,779	$1,434,935
Expenses	337,834	192,004	126,337	308,483	52,919	1,017,577
Operating profit (loss)	$35,146	$134,575	$93,577	$168,200	$(14,140)	$417,358
A reconciliation of the total operating profit reported for the business segments to income from operations in the Consolidated Statements of Operations for the nine months ended September 30, 2024 and 2023:

	2024	2023
Total operating profit from segments	$515,193	$417,358
Corporate overhead expenses	(108,996)	(94,518)
Income from operations	$406,197	$322,840
The following tables provide additional information for the nine months ended September 30, 2024 and 2023:

	Capital Expenditures (2)		Depreciation
	2024	2023	2024	2023
Private Banks	$13,782	$24,652	$8,356	$16,370
Investment Advisors	6,244	11,499	6,625	1,557
Institutional Investors	2,589	1,495	1,816	922
Investment Managers	21,260	9,962	4,874	6,268
Investments in New Businesses	713	806	528	735
Total from business segments	$44,588	$48,414	$22,199	$25,852
Corporate Overhead	1,029	1,284	2,898	657
	$45,617	$49,698	$25,097	$26,509
(2) Capital expenditures include additions to property and equipment and capitalized software.

	Amortization
	2024	2023
Private Banks	$15,347	$14,216
Investment Advisors	6,439	5,698
Institutional Investors	5,619	5,486
Investment Managers	161	566
Investments in New Businesses	3,461	2,685
Total from business segments	$31,027	$28,651
Corporate Overhead	257	200
	$31,284	$28,851

Note 10.    Income Taxes
The gross liability for unrecognized tax benefits at September 30, 2024 and December 31, 2023 was $17,766 and $15,532, respectively, exclusive of interest and penalties, of which $17,604 and $14,878 would affect the effective tax rate if the Company were to recognize the tax benefit.
The Company classifies interest and penalties on unrecognized tax benefits as income tax expense. As of September 30, 2024 and December 31, 2023, the combined amount of accrued interest and penalties related to tax positions taken on tax returns was $2,232 and $1,385, respectively.

	September 30, 2024	December 31, 2023
Gross liability for unrecognized tax benefits, exclusive of interest and penalties	$17,766	$15,532
Interest and penalties on unrecognized benefits	2,232	1,385
Total gross uncertain tax positions	$19,998	$16,917
Amount included in Current liabilities	$3,713	$3,837
Amount included in Other long-term liabilities	16,285	13,080
	$19,998	$16,917
The effective income tax rate for the three and nine months ended September 30, 2024 and 2023 differs from the federal income tax statutory rate due to the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Statutory rate	21.0%	21.0%	21.0%	21.0%
State taxes, net of federal tax benefit	2.9	2.8	2.9	2.8
Foreign tax expense and tax rate differential	0.1	(0.1)	0.1	(0.1)
Tax benefit from stock option exercises	(0.1)	(0.6)	(0.4)	(0.3)
Other, net	(0.4)	(0.6)	(0.2)	(0.2)
	23.5%	22.5%	23.4%	23.2%
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
The Company estimates it will recognize $3,713 of gross unrecognized tax benefits. This amount is expected to be paid within one year or to be removed at the expiration of the statute of limitations and resolution of income tax audits and is netted against the current payable account. These unrecognized tax benefits are related to tax positions taken on certain federal, state, and foreign tax returns. However, the timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. While it is reasonably possible that some issues under examination could be resolved in the next twelve months, based upon the current facts and circumstances, the Company cannot reasonably estimate the timing of such resolution or the total range of potential changes as it relates to the current unrecognized tax benefits that are recorded as part of the Company’s financial statements.
The Organization for Economic Co-operation and Development (OECD) has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar Two). Certain aspects of Pillar Two are effective January 1, 2024 and other aspects are effective January 1, 2025. While it is uncertain whether the U.S. will enact legislation to adopt Pillar Two, certain countries in which we operate have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar Two. The Company has determined Pillar Two will not have a material impact on the Company's effective tax rate, consolidated results of operation, financial position, or cash flows.

Note 11.    Commitments and Contingencies
In the ordinary course of business, the Company from time to time enters into contracts containing indemnification obligations of the Company. These obligations may require the Company to make payments to another party upon the occurrence of certain events including the failure by the Company to meet its performance obligations under the contract. These contractual indemnification provisions are often standard contractual terms of the nature customarily found in the type of contracts entered into by the Company. In many cases, there are no stated or notional amounts included in the indemnification provisions. There are no amounts recognized on the Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023 related to these indemnifications.
Rubicon Wealth Management
Prior to the relationship termination described in the following sentence, SEI Private Trust Company (SPTC), a wholly-owned operating subsidiary of SEI, held custody accounts for the end-clients of Rubicon Wealth Management LLC, an SPTC investment advisor client (Rubicon). On May 1, 2024, SPTC terminated its client relationship with Rubicon in light of the events associated with the Allegation (as defined below), and notified Rubicon clients with accounts at SPTC that they were required to transfer their accounts to other custodians.
Beginning on July 10, 2024, nine of Rubicon’s clients that had custodial accounts at SPTC filed state civil actions for fraud in the Court of Common Pleas of Montgomery County, Pennsylvania against Rubicon, its founder, Scott Mason, Mr. Mason’s wife, Lynne Mason, and Orchard Park Real Estate Holdings LLC (Orchard Park), a business owned by the Masons. The fraud allegation (the Allegation) is based on the claim that Mr. Mason used Rubicon client funds to invest in Orchard Park, an entity allegedly formed and controlled by Mr. Mason, and that all such invested funds were subsequently withdrawn from Orchard Park by the Masons and were used for their own, extensive personal expenses. It has been reported that the Securities and Exchange Commission and the Federal Bureau of Investigation are currently investigating Mr. Mason and his wife. The Company is also aware of at least two other cases filed in other jurisdictions against Rubicon and/or the Masons and Orchard Park, and there may be additional cases filed against Rubicon and/or the Masons of which the Company is unaware.
As of October 17, 2024, eight separate, but related, suits have been filed against SPTC in its capacity as custodian for the Rubicon accounts of the plaintiffs. These actions were also filed in the Court of Common Pleas of Montgomery County, Pennsylvania and are: Star Sitron vs. SEI Private Trust Company, Case No. 2024-17132 (Sitron); Charles Murray vs. SEI Private Trust Company, Case No. 2024-18391 (Murray); James A. Byrne & Sharon Byrne vs. SEI Private Trust Company, Case No. 2024-20612; Melody Pettinelli & Melody Pettinelli as Trustee of the Donald Pettinelli Trust dated 11/7/1996 vs. SEI Private Trust Company, Case. 2024-21377; Norman Love vs. SEI Private Trust Company, Case No. 2024-21361; Stephen Red & Carla Red vs. SEI Private Trust Company, Case No. 2024-21902; Edward A. Tettemer & Lyn K. Tettemer vs. SEI Private Trust Company, Case No. 2024-21827; and Jonathan Klein & Sara Klein vs. SEI Private Trust Company, Case No. 2024- 23294 (collectively, the Rubicon Actions). Based on the complaints that have thus far been filed in the Rubicon Actions, these actions appear to be based generally on similar theories that include alleged breach of contract, breach of fiduciary duty, negligence, and breach of state consumer protection laws by SPTC in connection with certain transfers of Plaintiffs’ assets from SPTC custodial accounts to Orchard Park bank accounts. SPTC has been served with complaints in two of the Rubicon Actions, Sitron and Murray. In the remaining six Rubicon Actions, the plaintiffs have commenced suit but have not filed their formal complaints. The Sitron and Murray cases are both in the early stages, with initial motion practice and discovery now occurring.
On August 8, 2024, SPTC filed preliminary objections to the plaintiff’s complaint in Sitron, which remain pending. On September 12, 2024 the Sitron court issued an initial case management order requiring, among other things, fact discovery to be completed within approximately 18 months and dispositive motions to be filed within 21 months from the commencement of the action. On October 16, 2024, SPTC filed preliminary objections to the plaintiff’s claims in Murray, which also remain pending. On October 7, 2024, the Murray court issued an initial case management order requiring, among other things, fact discovery to be completed within nine months and dispositive motions to be filed within 12 months of commencement of the action.
While the Rubicon Actions are in their infancy and the ultimate outcomes of these litigations remain uncertain, SEI and SPTC intend to defend each of the Rubicon Actions. Currently, SPTC estimates that the aggregate amount of Rubicon client assets transferred at the direction of Mr. Mason from SPTC custodial accounts to Orchard Park bank accounts is approximately $15,000. In the event that SPTC is unsuccessful in its defense of the Rubicon Actions, SEI does not currently believe that the losses associated with such unsuccessful defense would exceed the approximately $15,000 of Rubicon client assets that Mr. Mason directed to be transferred to Orchard Park.
United Kingdom Financial Conduct Authority Supervisory Review of SEI Investments (Europe) Limited
On July 31, 2024, SEI Investments (Europe) Limited (SIEL), an indirectly, wholly-owned operating subsidiary of SEI, received a final requirement notice from the Financial Conduct Authority of the United Kingdom (the FCA) under section 166(3)(a) of the Financial Services and Markets Act 2000 (FSMA), requiring SIEL to engage a “Skilled Person” to undertake a two-stage review of SIEL’s governance arrangements and control environment. In the first stage, the Skilled Person will provide SIEL and the FCA with a report setting out the Skilled Person’s view of the effectiveness of the control environment and governance arrangements with respect to key risks, as well as the Skilled Person’s recommendations where necessary to address any identified weaknesses (the Section 166 Report). In the second stage, the Skilled Person will provide an independent view of the quality and completeness of the remediation carried out by SIEL to address any findings from the initial stage and any self-identified weaknesses, including a view on SIEL’s compliance with relevant regulations.
The appointment of a Skilled Person is one of the regulatory tools used by the FCA to supervise and monitor firms it regulates. A Skilled Person is an independent third party expert with the relevant knowledge and experience to undertake a review as described above. The FCA may use the Section 166 Report and any associated information or documents provided by the Skilled Person in connection with the exercise of any of its statutory functions including its supervisory and enforcement powers.
In August 2024, SIEL, with the approval of FCA, appointed the firm of Grant Thornton to act as the Skilled Person. The first stage of the Section 166 Report is expected to be completed in early December 2024. Grant Thornton has begun its fact-finding process. SIEL looks forward to receiving the views of the Skilled Person in the Section 166 Report and is committed to working with the FCA and Grant Thornton to implement any recommendations for its control environment or governance arrangements, as appropriate. Until SIEL receives the Section 166 Report, neither SIEL nor SEI is reasonably able to provide an estimate of the costs or consequences that may be associated with the Section 166 requirement notice.
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

Note 12.    Goodwill and Intangible Assets
The changes in the carrying amount of the Company's goodwill by segment are as follows:

	Institutional Investors	Investment Managers	Investments in New Businesses	Total

Balance, December 31, 2023	$61,884	$56,990	$18,459	$137,333
Measurement period adjustments	25	—	—	25
Reclassification due to segment reorganization	—	(1,711)	1,711	—
Foreign currency translation adjustments	730	(3)	—	727
Balance, September 30, 2024	$62,639	$55,276	$20,170	$138,085
The reclassification of the Company's goodwill by segment during the nine months ended September 30, 2024 reflects the relative fair value allocation of the goodwill related to the businesses that were reclassified into the new segment (See Note 9).
In November 2023, the Company's wholly-owned operating subsidiary in the United Kingdom, SIEL, acquired all of the outstanding equity of XPS Pensions (Nexus) Limited, principal employer and scheme funder of the National Pensions Trust (NPT), from its parent company, XPS Pensions Group PLC (XPS). The total purchase price for XPS Pensions (Nexus) Limited included a contingent consideration payable to the sellers subject to the achievement of certain post-closing performance measurements determined during intervals occurring within two years immediately following the closing date. During the nine months ended September 30, 2024, the Company made an adjustment of $1,547 which reduced the fair value of the contingent consideration. The fair value adjustment to the contingent consideration is reflected in Facilities, supplies and other costs on the Consolidated Statement of Operations. As of September 30, 2024, the fair value of the contingent consideration of $2,611 is included in Other long-term liabilities on the accompanying Balance Sheet.
The Company recognized $10,066 and $9,178 of amortization expense related to acquired intangible assets during the nine months ended September 30, 2024 and 2023, respectively.

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
Disaggregation of Revenue
The following tables provide additional information pertaining to our revenues disaggregated by major product line and primary geographic market based on the location of the use of the products or services for each of the business segments for the three months ended September 30, 2024 and 2023:

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
Major Product Lines:	For the Three Months Ended September 30, 2024
Investment management fees from pooled investment products	$34,899	$59,707	$11,854	$(191)	$508	$106,777
Investment management fees from investment management agreements	1,133	49,864	54,296	—	4,729	110,022
Investment operations fees	570	10,670	—	176,687	1,121	189,048
Investment processing fees - PaaS	75,283	1,449	260	1,267	7	78,266
Investment processing fees - SaaS	21,296	—	2,004	—	5,237	28,537
Professional services fees	4,806	—	—	631	1,050	6,487
Account fees and other	747	5,146	3,212	6,213	2,941	18,259
Total revenues	$138,734	$126,836	$71,626	$184,607	$15,593	$537,396

Primary Geographic Markets:
United States	$90,549	$126,836	$58,870	$166,415	$15,593	$458,263
United Kingdom	32,062	—	9,438	—	—	41,500
Canada	10,368	—	1,498	—	—	11,866
Ireland	5,755	—	1,820	10,229	—	17,804
Luxembourg	—	—	—	7,963	—	7,963
Total revenues	$138,734	$126,836	$71,626	$184,607	$15,593	$537,396

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
Major Product Lines:	For the Three Months Ended September 30, 2023
Investment management fees from pooled investment products	$32,119	$60,046	$11,858	$87	$351	$104,461
Investment management fees from investment management agreements	900	45,175	54,317	—	4,240	104,632
Investment operations fees	336	2	—	155,251	1,467	157,056
Investment processing fees - PaaS	59,563	1,271	198	1,086	13	62,131
Investment processing fees - SaaS	21,865	—	2,291	18	4,357	28,531
Professional services fees	4,109	—	—	582	218	4,909
Account fees and other	772	3,967	1,815	5,958	2,527	15,039
Total revenues	$119,664	$110,461	$70,479	$162,982	$13,173	$476,759

Primary Geographic Markets:
United States	$76,501	$110,461	$58,992	$147,057	$13,173	$406,184
United Kingdom	28,789	—	8,442	—	—	37,231
Canada	10,060	—	1,431	—	—	11,491
Ireland	4,314	—	1,614	9,711	—	15,639
Luxembourg	—	—	—	6,214	—	6,214
Total revenues	$119,664	$110,461	$70,479	$162,982	$13,173	$476,759
The following tables provide additional information pertaining to our revenues disaggregated by major product line and primary geographic market based on the location of the use of the products or services for each of the Company’s business segments for the nine months ended September 30, 2024 and 2023:

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
Major Product Lines:	For the Nine Months Ended September 30, 2024
Investment management fees from pooled investment products	$99,913	$176,368	$36,185	$273	$1,323	$314,062
Investment management fees from investment management agreements	3,229	144,203	162,046	—	13,663	323,141
Investment operations fees	1,650	30,397	—	511,203	3,561	546,811
Investment processing fees - PaaS	214,001	4,109	1,081	3,772	26	222,989
Investment processing fees - SaaS	66,065	—	6,335	19	15,459	87,878
Professional services fees	14,042	—	—	2,749	2,337	19,128
Account fees and other	2,372	15,064	9,264	19,112	8,140	53,952
Total revenues	$401,272	$370,141	$214,911	$537,128	$44,509	$1,567,961

Primary Geographic Markets:
United States	$262,886	$370,141	$177,134	$484,785	$44,509	$1,339,455
United Kingdom	93,264	—	28,305	—	—	121,569
Canada	30,234	—	4,384	—	—	34,618
Ireland	14,888	—	5,088	30,600	—	50,576
Luxembourg	—	—	—	21,743	—	21,743
Total revenues	$401,272	$370,141	$214,911	$537,128	$44,509	$1,567,961

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
Major Product Lines:	For the Nine Months Ended September 30, 2023
Investment management fees from pooled investment products	$96,431	$181,754	$36,299	$318	$1,041	$315,843
Investment management fees from investment management agreements	2,211	129,000	169,874	—	12,482	313,567
Investment operations fees	1,019	4	—	452,297	4,327	457,647
Investment processing fees - PaaS	182,305	3,786	696	3,174	33	189,994
Investment processing fees - SaaS	66,596	—	7,733	54	12,949	87,332
Professional services fees (1)	21,873	—	—	3,202	752	25,827
Account fees and other	2,545	12,035	5,312	17,638	7,195	44,725
Total revenues	$372,980	$326,579	$219,914	$476,683	$38,779	$1,434,935

Primary Geographic Markets:
United States	$244,614	$326,579	$184,354	$431,538	$38,779	$1,225,864
United Kingdom	84,581	—	26,233	—	—	110,814
Canada	30,297	—	4,247	—	—	34,544
Ireland	13,488	—	5,080	27,714	—	46,282
Luxembourg	—	—	—	17,431	—	17,431
Total revenues	$372,980	$326,579	$219,914	$476,683	$38,779	$1,434,935
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

Note 14.    Sale of Property
On July 8, 2024, the Company sold a condominium located in New York, New York. The Company recognized a net pre-tax gain of $8,151 after associated costs and expenses during the third quarter 2024 as a result of the sale. The gain from the sale is reflected in Other income on the accompanying Consolidated Statement of Operations.

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

Overview
Consolidated Summary
SEI delivers technology and investment solutions that connect the financial services industry. With capabilities across investment processing, operations, and asset management, SEI works with corporations, financial institutions and professionals, and ultra-high-net-worth families to help drive growth, make confident decisions, and protect futures. Investment processing fees are earned as either monthly fees for contracted services or as a percentage of the market value of our clients' assets processed on our platforms. Investment operations and investment management fees are earned as a percentage of assets under management, administration or advised assets. As of September 30, 2024, through our subsidiaries and partnerships in which we have a significant interest, we manage, advise or administer $1.6 trillion in hedge, private equity, mutual fund and pooled or separately managed assets.
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023 were:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2024	2023		2024	2023
Revenues	$537,396	$476,759	13%	$1,567,961	$1,434,935	9%
Expenses	393,564	368,287	7%	1,161,764	1,112,095	4%
Income from operations	143,832	108,472	33%	406,197	322,840	26%
Net gain (loss) from investments	427	(206)	(307)%	3,349	1,053	218%
Interest income, net of interest expense	13,438	11,009	22%	35,531	29,057	22%
Other income	8,151	—	NM	8,151	—	NM
Equity in earnings from unconsolidated affiliate	36,513	29,927	22%	102,375	91,517	12%
Income before income taxes	202,361	149,202	36%	555,603	444,467	25%
Income taxes	47,461	33,541	42%	130,183	102,940	26%
Net income	154,900	115,661	34%	425,420	341,527	25%
Diluted earnings per common share	$1.19	$0.87	37%	$3.23	$2.54	27%
The following items had a significant impact on our financial results for the three and nine months ended September 30, 2024 and 2023:
•Revenue from Assets under management, administration, and distribution fees increased in the first nine months of 2024 primarily from higher assets under administration due to cross sales to existing alternative investment clients of the Investment Managers segment as well as new sales within the segment. Average assets under administration increased $132.4 billion, or 15%, to $998.4 billion during the first nine months of 2024, as compared to $866.0 billion during the first nine months of 2023.
•Revenue from Asset management, administration and distribution fees also increased from market appreciation and positive cash flows into separately managed account programs and Strategist programs of the Investment Advisors segment. This was partially offset by negative cash flows from SEI fund programs and fee reductions in separately managed account programs. Revenue growth was also partially offset by client losses in the Institutional Investors segment. Average assets under management in equity and fixed income programs, excluding LSV, increased $8.8 billion, or 5%, to $177.9 billion in the first nine months of 2024 as compared to $169.1 billion during the first nine months of 2023.
•Fees from the SEI Integrated Cash Program of the Investment Advisors segment launched in December 2023 were $10.7 million during the third quarter of 2024 and $30.4 million during the first nine months of 2024.
•Revenue from Information processing and software servicing fees increased in the first nine months of 2024 primarily from new client conversions and growth from existing SEI Wealth PlatformSM (SWP) clients. A one-time early contractual buyout fee of $10.5 million recorded during the second quarter of 2023 from an investment processing client of the Private Banks segment acquired by an existing client partially offset the increase in revenues.
•Earnings from LSV increased to $102.4 million in the first nine months of 2024 as compared to $91.5 million in the first nine months of 2023 due to market appreciation and higher performance fees. Negative cash flows from existing clients and client losses partially offset the increase in earnings from LSV.
•Operating expenses increased from higher personnel costs due to business growth, primarily in the Investment Managers segment, stock-based compensation, and the impact of inflation on wages and services. Cost containment measures related to consulting and other vendor costs partially offset the increase in operating expenses in the first nine months of 2024.
•Capitalized software development costs were $18.4 million in the first nine months of 2024, of which $10.5 million was for continued enhancements to SWP. Capitalized software development costs also include $5.0 million of software development costs in the first nine months of 2024 for a new platform for the Investment Managers segment.
•Amortization expense related to SWP was $20.5 million in the first nine months of 2024 as compared to $19.0 million in the first nine months of 2023.
•Interest and dividend income was $36.0 million in the first nine months of 2024 as compared to $29.5 million in the first nine months of 2023. The increase in interest and dividend income was due to an overall increase in interest rates and higher invested cash balances.
•In July 2024, SEI sold a condominium located in New York, New York and recognized a net pre-tax gain of $8.2 million, or $0.05 diluted earnings per share, after associated costs and expenses. The gain from the sale is included in Other income on the accompanying Consolidated Statement of Operations.
•Effective tax rates were 23.5% during the third quarter 2024 and 22.5% during the third quarter 2023. During the first nine months of 2024 and 2023, effective tax rates were 23.4% and 23.2%, respectively.
•SEI repurchased 3.7 million shares of its common stock for $253.0 million in the first nine months of 2024.

Ending Asset Balances
(In millions)

	As of September 30,		Percent Change
	2024	2023
Private Banks:
Equity and fixed-income programs	$26,565	$23,039	15%
Collective trust fund programs	5	6	(17)%
Liquidity funds	2,948	3,636	(19)%
Total assets under management	$29,518	$26,681	11%
Client assets under administration	8,349	4,399	90%
Total assets	$37,867	$31,080	22%
Investment Advisors:
Equity and fixed-income programs	$78,361	$66,911	17%
Liquidity funds	2,790	5,175	(46)%
Total Platform assets under management	$81,151	$72,086	13%
Platform-only assets	24,501	16,232	51%
Platform-only assets-deposit program	2,447	—	NM
Total Platform assets	$108,099	$88,318	22%
Institutional Investors:
Equity and fixed-income programs	$79,252	$72,387	9%
Collective trust fund programs	1	4	(75)%
Liquidity funds	1,829	2,119	(14)%
Total assets under management	$81,082	$74,510	9%
Client assets under advisement	8,038	4,085	97%
Total assets	$89,120	$78,595	13%
Investment Managers:
Collective trust fund programs (A)	$204,429	$146,991	39%
Liquidity funds	233	180	29%
Total assets under management	$204,662	$147,171	39%
Client assets under administration (E)	1,022,515	871,385	17%
Total assets	$1,227,177	$1,018,556	20%
Investments in New Businesses:
Equity and fixed-income programs	$2,825	$2,017	40%
Liquidity funds	246	202	22%
Total assets under management	$3,071	$2,219	38%
Client assets under advisement	2,021	1,070	89%
Client assets under administration (E)	15,110	14,997	1%
Total assets	$20,202	$18,286	10%
LSV:
Equity and fixed-income programs (B)	$93,855	$83,684	12%

Total:
Equity and fixed-income programs (C)	$280,858	$248,038	13%
Collective trust fund programs	204,435	147,001	39%
Liquidity funds	8,046	11,312	(29)%
Total assets under management	$493,339	$406,351	21%
Client assets under advisement	10,059	5,155	95%
Client assets under administration (D)	1,045,974	890,781	17%
Platform-only assets	26,948	16,232	66%
Total assets	$1,576,320	$1,318,519	20%
(A)Collective trust fund program assets are included in assets under management since SEI is the trustee. Fees earned on this product are less than fees earned on customized asset management programs.
(B)    Equity and fixed-income programs include $1.6 billion of assets managed by LSV in which fees are based solely on performance and are not calculated as an asset-based fee (as of September 30, 2024).
(C)    Equity and fixed-income programs include $6.4 billion of assets invested in various asset allocation funds at September 30, 2024.
(D)    In addition to the assets presented, SEI also administers an additional $8.5 billion in Funds of Funds assets on which SEI does not earn an administration fee (as of September 30, 2024).
(E)    Due to the reorganization of business segments, client assets under administration were reclassified from Investment Managers to Investments in New Businesses (See Note 9 to the Consolidated Financial Statements).

Average Asset Balances
(In millions)

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2024	2023		2024	2023
Private Banks:
Equity and fixed-income programs	$25,823	$23,920	8%	$25,092	$23,748	6%
Collective trust fund programs	5	6	(17)%	5	7	(29)%
Liquidity funds	2,858	3,585	(20)%	3,165	3,446	(8)%
Total assets under management	$28,686	$27,511	4%	$28,262	$27,201	4%
Client assets under administration	8,074	4,221	91%	7,904	4,273	85%
Total assets	$36,760	$31,732	16%	$36,166	$31,474	15%
Investment Advisors:
Equity and fixed-income programs	$76,111	$69,309	10%	$74,198	$68,419	8%
Liquidity funds	4,264	4,990	(15)%	4,420	4,931	(10)%
Total Platform assets under management	$80,375	$74,299	8%	$78,618	$73,350	7%
Platform-only assets	23,194	16,544	40%	21,096	15,635	35%
Platform-only assets-deposit program	1,176	—	NM	970	—	NM
Total Platform assets	$104,745	$90,843	15%	$100,684	$88,985	13%
Institutional Investors:
Equity and fixed-income programs	$77,473	$75,023	3%	$76,363	$74,847	2%
Collective trust fund programs	1	4	(75)%	1	4	(75)%
Liquidity funds	2,046	1,611	27%	1,917	1,621	18%
Total assets under management	$79,520	$76,638	4%	$78,281	$76,472	2%
Client assets under advisement	7,925	4,294	85%	7,310	4,436	65%
Total assets	$87,445	$80,932	8%	$85,591	$80,908	6%
Investment Managers:
Collective trust fund programs (A)	$198,839	$150,379	32%	$181,820	$147,612	23%
Liquidity funds	245	237	3%	226	280	(19)%
Total assets under management	$199,084	$150,616	32%	$182,046	$147,892	23%
Client assets under administration (E)	1,005,111	873,821	15%	975,574	845,633	15%
Total assets	$1,204,195	$1,024,437	18%	$1,157,620	$993,525	17%
Investments in New Businesses:
Equity and fixed-income programs	$2,432	$2,096	16%	$2,289	$2,048	12%
Liquidity funds	546	211	159%	410	207	98%
Total assets under management	$2,978	$2,307	29%	$2,699	$2,255	20%
Client assets under advisement	1,885	1,101	71%	1,698	1,091	56%
Client assets under administration (E)	14,973	15,682	(5)%	14,944	16,103	(7)%
Total assets	$19,836	$19,090	4%	$19,341	$19,449	(1)%
LSV:
Equity and fixed-income programs (B)	$93,195	$86,671	8%	$91,584	$86,050	6%

Total:
Equity and fixed-income programs (C)	$275,034	$257,019	7%	$269,526	$255,112	6%
Collective trust fund programs	198,845	150,389	32%	181,826	147,623	23%
Liquidity funds	9,959	10,634	(6)%	10,138	10,485	(3)%
Total assets under management	$483,838	$418,042	16%	$461,490	$413,220	12%
Client assets under advisement	9,810	5,395	82%	9,008	5,527	63%
Client assets under administration (D)	1,028,158	893,724	15%	998,422	866,009	15%
Platform-only assets	24,370	16,544	47%	22,066	15,635	41%
Total assets	$1,546,176	$1,333,705	16%	$1,490,986	$1,300,391	15%
(A)    Collective trust fund program average assets are included in assets under management since SEI is the trustee. Fees earned on this product are less than fees earned on customized asset management programs.
(B)    Equity and fixed-income programs include assets managed by LSV in which fees are based solely on performance and are not calculated as an asset-based fee. The average value of these assets for the three months ended September 30, 2024 was $1.7 billion.
(C)    Equity and fixed-income programs include $6.3 billion of average assets invested in various asset allocation funds for the three months ended September 30, 2024.
(D)    In addition to the assets presented, SEI also administers an additional $8.5 billion of average assets in Funds of Funds assets for the three months ended September 30, 2024 on which SEI does not earn an administration fee.
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

Business Segments
Revenues, Expenses and Operating Profit (Loss) for our business segments for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 were as follows:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2024	2023		2024	2023
Private Banks:
Revenues	$138,734	$119,664	16%	$401,272	$372,980	8%
Expenses	115,097	111,207	3%	339,961	337,834	1%
Operating Profit	$23,637	$8,457	179%	$61,311	$35,146	74%
Operating Margin	17%	7%		15%	9%
Investment Advisors:
Revenues	$126,836	$110,461	15%	$370,141	$326,579	13%
Expenses	70,152	64,280	9%	206,063	192,004	7%
Operating Profit	$56,684	$46,181	23%	$164,078	$134,575	22%
Operating Margin	45%	42%		44%	41%
Institutional Investors:
Revenues	$71,626	$70,479	2%	$214,911	$219,914	(2)%
Expenses	37,851	39,953	(5)%	116,386	126,337	(8)%
Operating Profit	$33,775	$30,526	11%	$98,525	$93,577	5%
Operating Margin	47%	43%		46%	43%
Investment Managers:
Revenues	$184,607	$162,982	13%	$537,128	$476,683	13%
Expenses	114,118	103,585	10%	334,955	308,483	9%
Operating Profit	$70,489	$59,397	19%	$202,173	$168,200	20%
Operating Margin	38%	36%		38%	35%
Investments in New Businesses:
Revenues	$15,593	$13,173	18%	$44,509	$38,779	15%
Expenses	18,440	18,265	1%	55,403	52,919	5%
Operating Loss	$(2,847)	$(5,092)	NM	$(10,894)	$(14,140)	NM
For additional information pertaining to our business segments, see Note 9 to the Consolidated Financial Statements.

Private Banks

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2024	2023		2024	2023
Revenues:
Information processing and software servicing fees	$102,043	$85,939	19%	$296,213	$273,133	8%
Asset management, administration & distribution fees	36,691	33,725	9%	105,059	99,847	5%
Total revenues	$138,734	$119,664	16%	$401,272	$372,980	8%
Revenues increased $19.1 million, or 16%, in the three month period and increased $28.3 million, or 8%, in the nine month period ended September 30, 2024 and were primarily affected by:
•Increased investment processing fees from new SWP client conversions and growth from existing SWP clients due to market appreciation and increased transaction volumes;
•Increased investment management fees from existing international clients due to market appreciation; and
•Increased investment processing fees earned on our mutual fund trading solution; partially offset by
•One-time early termination fees of $10.5 million from an investment processing client during the second quarter 2023; and
•Lower investment processing fees from the recontracting of existing clients and a client loss.
Operating margins increased to 17% compared to 7% in the three month period and increased to 15% compared to 9% in the nine month period. Operating income increased by $15.2 million, or 179%, in the three month period and increased by $26.2 million, or 74%, in the nine month period and was primarily affected by:
•An increase in revenues as mentioned above; and
•Decreased costs, mainly non-capitalized consulting and other vendor costs from cost containment measures; partially offset by
•Increased amortization expense related to SWP; and
•Increased personnel and stock-based compensation costs.
Investment Advisors

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2024	2023		2024	2023
Revenues:
Investment management fees-SEI fund programs	$59,707	$60,046	(1)%	$176,368	$181,754	(3)%
Separately managed account fees	49,864	45,175	10%	144,203	129,000	12%
Other fees	17,265	5,240	229%	49,570	15,825	213%
Total revenues	$126,836	$110,461	15%	$370,141	$326,579	13%
Revenues increased $16.4 million, or 15%, in the three month period and increased $43.6 million, or 13%, in the nine month period ended September 30, 2024 and were primarily affected by:
•Increased fees from separately managed account programs and Strategist programs due to growth from existing clients and market appreciation; and
•New fee revenue of $10.7 million during the third quarter 2024 and $30.4 million during the first nine months of 2024 from the SEI Integrated Cash Program launched in December 2023; partially offset by
•Decreased investment management fees from SEI fund programs resulting from the continued shift out of SEI fund programs into separately managed accounts and other investment products; and
•Fee reductions in our separately managed account programs.

Operating margin increased to 45% compared to 42% in the three month period and increased to 44% compared to 41% in the nine month period. Operating income increased $10.5 million, or 23%, in the three month period and increased $29.5 million, or 22%, in the nine month period and was primarily affected by:
•An increase in revenues as mentioned above; and
•Decreased non-capitalized consulting costs; partially offset by
•Increased direct expenses associated with the increase in separately managed account fees; and
•Increased personnel and stock-based compensation costs.
Institutional Investors
Revenues increased $1.1 million, or 2%, in the three month period and decreased $5.0 million, or 2%, in the nine month period ended September 30, 2024 and were primarily affected by:
•Decreased investment management fees from client losses; partially offset by
•Increased investment management fees from existing clients due to higher assets under management due to market appreciation; and
•Added revenues from the acquisition of XPS Pensions (Nexus) Limited.
Operating margin increased to 47% compared to 43% in the three month period and increased to 46% compared to 43% in the nine month period. Operating income increased $3.2 million, or 11%, in the three month period and increased $4.9 million, or 5%, in the nine month period and was primarily affected by:
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
Investment Managers
Revenues increased $21.6 million, or 13%, in the three month period and increased $60.4 million, or 13%, in the nine month period ended September 30, 2024 and were primarily affected by:
•Increased revenues from additional services provided to our largest alternative fund clients; and
•Positive cash flows into alternative and traditional funds from new and existing clients; partially offset by
•Client losses and fund closures.
Operating margin increased to 38% compared to 36% in the three month period and increased to 38% compared to 35% in the nine month period. Operating income increased $11.1 million, or 19%, in the three month period and increased $34.0 million, or 20%, in the nine month period and was primarily affected by:
•An increase in revenues as mentioned above; and
•Decreased non-capitalized investment spending, mainly consulting costs; partially offset by
•Increased costs associated with new business, primarily personnel and stock-based compensation costs and third-party vendor costs; and
•Costs to enhance, support and maintain technologies and investment service capabilities.

Investments in New Businesses

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2024	2023		2024	2023
Revenues:
SEI Family Office Services	$8,990	$8,116	11%	$26,068	$23,828	9%
SEI Private Wealth Management	5,267	4,658	13%	15,175	13,695	11%
Other	1,336	399	235%	3,266	1,256	160%
Total revenues	$15,593	$13,173	18%	$44,509	$38,779	15%
Revenues increased $2.4 million, or 18%, in the three month period and increased $5.7 million, or 15%, in the nine month period ended September 30, 2024 and were primarily affected by:
•Increased revenues from hosted technology offerings through SEI Family Office Services due to increased non-recurring implementation fees and new business; and
•Increased revenues from SEI Private Wealth Management through higher assets under advisement due to market appreciation and new business.

Other
Corporate overhead expenses
Corporate overhead expenses primarily consist of general and administrative expenses and other costs not directly attributable to a reportable business segment. Corporate overhead expenses were $37.9 million and $31.0 million in the three months ended September 30, 2024 and 2023, respectively, and $109.0 million and $94.5 million in the nine months ended September 30, 2024, respectively. The increase in corporate overhead expenses is primarily due to severance costs, stock-based compensation costs and investments in upgrading and enhancing various technologies utilized by corporate overhead units. Additionally, personnel costs increased from enhancements to further build our compliance infrastructure.
Other income and expense
Other income and expense items on the accompanying Consolidated Statements of Operations consist of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net gain (loss) from investments	$427	$(206)	$3,349	$1,053
Interest and dividend income	13,579	11,125	35,950	29,453
Interest expense	(141)	(116)	(419)	(396)
Equity in earnings of unconsolidated affiliate	36,513	29,927	102,375	91,517
Other income	8,151	—	8,151	—
Total other income and expense items, net	$58,529	$40,730	$149,406	$121,627
Net gain (loss) from investments
Net gain from investments in the three and nine months ended September 30, 2024 were primarily due to unrealized mark-to-market gains recorded in current earnings associated with LSV-sponsored investment funds and Company-sponsored investment funds from market appreciation (See Note 5).
Interest and dividend income
Interest and dividend income is earned based upon the amount of cash that is invested daily. The increase in interest and dividend income in the three and nine months ended September 30, 2024 was due to an overall increase in interest rates.
Other income
Other income is related to a net gain of $8.2 million recognized from the sale of property located in New York, New York during July 2024 (See Note 14 to the Consolidated Financial Statements).
Equity in earnings of unconsolidated affiliate
Equity in earnings of unconsolidated affiliate reflects our ownership interest in LSV. As of September 30, 2024, our total partnership interest in LSV was 38.6%. The table below presents the revenues and net income of LSV and the proportionate share in LSV's earnings.

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2024	2023		2024	2023
Revenues of LSV	$122,412	$102,183	20%	$343,581	$309,211	11%
Net income of LSV	94,634	77,566	22%	265,335	237,119	12%

SEI's proportionate share in earnings of LSV	$36,513	$29,927	22%	$102,375	$91,517	12%
The increase in earnings from LSV in the three and nine months ended September 30, 2024 was primarily due to higher assets under management from market appreciation and higher performance fees. Negative cash flows from existing clients and client losses partially offset the increase in earnings from LSV. Average assets under management by LSV increased $5.5 billion to $91.6 billion during the nine months ended September 30, 2024 as compared to $86.1 billion during the nine months ended September 30, 2023, an increase of 6%.

Amortization
Amortization expense on the accompanying Consolidated Statements of Operations consists of:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2024	2023		2024	2023
Capitalized software development costs	$7,069	$6,658	6%	$20,961	$19,470	8%
Intangible assets acquired through acquisitions and asset purchases	3,276	3,065	7%	10,066	9,178	10%
Other	68	74	(8)%	257	203	27%
Total amortization expense	$10,413	$9,797	6%	$31,284	$28,851	8%
Capitalized software development costs
The increase in amortization expense related to capitalized software development costs during the three and nine months ended September 30, 2024 was primarily due to significant enhancements to SWP (See Note 1 to the Consolidated Financial Statements).
Income Taxes
The effective income tax rates for the three and nine months ended September 30, 2024 and 2023 differ from the federal income tax statutory rate due to the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Statutory rate	21.0%	21.0%	21.0%	21.0%
State taxes, net of federal tax benefit	2.9	2.8	2.9	2.8
Foreign tax expense and tax rate differential	0.1	(0.1)	0.1	(0.1)
Tax benefit from stock option exercises	(0.1)	(0.6)	(0.4)	(0.3)
Other, net	(0.4)	(0.6)	(0.2)	(0.2)
	23.5%	22.5%	23.4%	23.2%
Stock-Based Compensation
We recognized $37.2 million and $23.5 million in stock-based compensation expense during the nine months ended September 30, 2024 and 2023, respectively. The increase in expense was primarily due to new equity awards granted during the fourth quarter 2023. The amount of stock-based compensation expense recognized is primarily based upon management's estimate of when the financial vesting targets of outstanding stock options may be achieved. Any change in the estimate could result in the amount of stock-based compensation expense to be accelerated, spread out over a longer period, or reversed. This may cause volatility in the recognition of stock-based compensation expense in future periods and could materially affect earnings (See Note 7 to the Consolidated Financial Statements).

We revised our estimate of when some vesting targets are expected to be achieved. This change in estimate resulted in an increase of $3.1 million in stock-based compensation expense during the nine months ended September 30, 2024. We expect to recognize approximately $31.9 million in stock-based compensation expense during the remainder of 2024.
Fair Value Measurements
The fair value of financial assets and liabilities, except for the investment funds sponsored by LSV, is determined in accordance with the fair value hierarchy. The fair value of the investment funds sponsored by LSV is measured using the net asset value per share (NAV) as a practical expedient. The fair value of all other financial assets are determined using Level 1 or Level 2 inputs and consist mainly of investments in equity or fixed-income mutual funds that are quoted daily and Government National Mortgage Association (GNMA) and other U.S. government agency securities that are single issuer pools that are valued based on current market data of similar assets. Level 3 financial liabilities at September 30, 2024 and December 31, 2023 consist entirely of the estimated fair value of the contingent consideration resulting from an acquisition (See Note 12 to the Consolidated Financial Statements).
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
Liquidity and Capital Resources

	Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$427,074	$345,982
Net cash used in investing activities	(57,185)	(48,237)
Net cash used in financing activities	(310,392)	(294,886)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	6,941	(1,474)
Net increase in cash, cash equivalents and restricted cash	66,438	1,385
Cash, cash equivalents and restricted cash, beginning of period	834,998	853,359
Cash, cash equivalents and restricted cash, end of period	$901,436	$854,744
Our credit facility provides for borrowings up to $325.0 million and is scheduled to expire in April 2026 (See Note 6 to the Consolidated Financial Statements). As of October 22, 2024, we had outstanding letters of credit of $4.9 million which reduced the amount available under the credit facility. These letters of credit were primarily issued for the expansion of the corporate headquarters and are due to expire in late 2024. As of October 22, 2024, the amount of the credit facility available for corporate purposes was $320.1 million.
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
The majority of excess cash reserves are primarily placed in accounts located in the United States that invest entirely in SEI-sponsored money market mutual funds denominated in the U.S. dollar. We also utilize demand deposit accounts or money market accounts at several large, well-established financial institutions located in the United States. The institutions we utilize have not indicated any stability issues regarding the ability to honor current or future deposit obligations to their customers. Accounts used to manage these excess cash reserves do not impose any restrictions or limitations that would prevent us from being able to access such cash amounts immediately. As of October 22, 2024, the amount of cash and cash equivalents considered free and immediately accessible for other general corporate purposes was $520.6 million.
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
Cash flows from operations increased $81.1 million in the first nine months of 2024 compared to the first nine months of 2023 primarily from the increase in net income. The negative impact from the change in working capital accounts, primarily due to increased client receivables, partially offset the increase in cash flows from operations.
Net cash used in investing activities includes:
•Purchases, sales and maturities of marketable securities. Purchases, sales and maturities of marketable securities in the first nine months of 2024 and 2023 were as follows:

	Nine Months Ended September 30,
	2024	2023
Purchases	$(134,665)	$(83,968)
Sales and maturities	121,347	90,245
Net investing activities from marketable securities	$(13,318)	$6,277
See Note 5 to the Consolidated Financial Statements for more information related to marketable securities.
•The capitalization of costs incurred in developing computer software. We capitalized $18.4 million of software development costs in the first nine months of 2024 as compared to $26.6 million in the first nine months of 2023. Software development costs are principally related to significant enhancements for the expanded functionality of the SEI Wealth Platform and a new platform for the Investment Managers segment.
•Capital expenditures. Capital expenditures in the first nine months of 2024 were $27.2 million as compared to $23.1 million in the first nine months of 2023. Expenditures in 2024 and 2023 include capital outlays for purchased software and equipment for data center operations. We continue to evaluate improvements to our information technology infrastructure which, if implemented, will result in additional expenditures for purchased software and equipment for data center operations.
•Proceeds from fixed asset dispositions. We received proceeds of $9.9 million after associated costs and expenses from the sale of property located in New York, New York in the third quarter 2024.
•Other investing activities. In February 2024, we made a strategic investment of $10.0 million in an innovation platform for wealth management.
Net cash used in financing activities includes:
•The repurchase of common stock. Our Board of Directors has authorized the repurchase of common stock through multiple authorizations. Currently, there is no expiration date for the common stock repurchase program. We had total capital outlays of $252.9 million during the first nine months of 2024 and $236.9 million during the first nine months of 2023 for the repurchase of common stock.
•Proceeds from the issuance of common stock. We received $62.8 million and $65.7 million in proceeds from the issuance of common stock during the first nine months of 2024 and 2023, respectively. These proceeds were primarily from stock option exercise activity.
•Dividend payments. Cash dividends paid were $120.3 million in the first nine months of 2024 as compared to $114.8 million in the first nine months of 2023.

Cash Requirements
Cash requirements and liquidity needs are primarily funded through cash flow from operations and our capacity for additional borrowing. At September 30, 2024, unused sources of liquidity consisted of cash and cash equivalents and the amount available under our credit facility.
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
(b) Change in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
(e)    Our Board of Directors has authorized the repurchase of up to $5.828 billion worth of our common stock through multiple authorizations through September 30, 2024. Currently, there is no expiration date for the common stock repurchase program. On October 22, 2024, our Board of Directors approved an increase in the stock repurchase program by an additional $400.0 million, increasing the available authorization to approximately $429.1 million.
Information regarding the repurchase of common stock during the three months ended September 30, 2024 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 2024	125,000	$67.28	125,000	$106,504,000
August 2024	623,000	66.02	623,000	65,359,000
September 2024	525,000	67.64	525,000	29,100,000
Total	1,273,000	$66.81	1,273,000
(1) Average price paid per share does not include excise tax on stock repurchases.

Item 5.    Other Information.
During the three months ended September 30, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 (c) of Regulation S-K).

Item 6.    Exhibits.
The following is a list of exhibits filed as part of the Form 10-Q.

10.1	Employment Agreement, dated June 6, 2024, between Michael Lane and the Registrant.

31.1	Rule 13a-15(e)/15d-15(e) Certification of Principal Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Principal Financial Officer.

32	Section 1350 Certifications.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEI INVESTMENTS COMPANY

Date:	October 25, 2024	By:	/s/ Sean J. Denham
Sean J. Denham
Chief Financial Officer