Form 10-K
period 2024-12-31
SEI INVESTMENTS CO
filed 2025-02-20
CIK 350894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No  ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $7.0 billion based on the closing price reported by NASDAQ on June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter). For purposes of making this calculation only, the registrant has defined affiliates as including all executive officers, directors and beneficial owners of more than 10% of the common stock of the registrant.
The number of shares outstanding of the registrant's common stock, as of the close of business on January 31, 2025:

Common Stock, $.01 par value	126,950,448

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference herein:

1.    The definitive proxy statement relating to the registrant’s 2025 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year covered by this annual report, is incorporated by reference in Part III hereof.

SEI INVESTMENTS COMPANY
Fiscal Year Ended December 31, 2024

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
Item 1. Business.
Corporate overview
SEI Investments Company (together, with its subsidiaries unless otherwise noted, “SEI” or the “Company”) is a leading global provider of financial technology, operations, and asset management services within the financial services industry.
We tailor our solutions and services to help our clients more effectively deploy their capital—whether that’s money, time, or talent—so they can better serve their clients and achieve their growth objectives.
We are headquartered in Oaks, Pennsylvania, and approximately 5,000 employees support clients from service centers located in the United States, United Kingdom, Ireland, Canada, continental Europe, India, and South Africa.
In 2024, we earned approximately 55% of our revenue from technology and operations outsourcing and 40% from asset management fees, with the remainder attributable to professional services and other ancillary services. SEI provides these services across four core client-oriented business segments; Investment Managers, Private Banks, Investment Advisors, and Institutional Investors. SEI’s clients include 8 of the top 20 U.S. banks and 43 of the top 100 investment managers worldwide, and we manage, advise or administer approximately $1.6 trillion in assets.
Core capabilities
With our core competency pillars of technology, operations, and asset management, the breadth of the markets we serve and capabilities across investment processing, investment operations, and investment management uniquely position us in the financial services industry. We deliver our services standalone or combine multiple capabilities into comprehensive solutions designed to meet the needs of each market we serve globally. Our clients include wealth managers, banks, investment advisors, asset managers, family offices, institutional investors, and ultra-high-net-worth investors.

	For the Year Ended December 31, 2024
(all dollar amounts in thousands)	Investment Managers	Private Banks	Investment Advisors	Institutional Investors	Investments in New Businesses	Total
Investment Technology & Operations	$697,014	$381,033	$57,455	$9,815	$25,409	$1,170,726
Asset Management	363	137,512	431,630	263,679	20,234	853,418
Professional Services & Other	31,013	22,869	20,323	12,229	14,573	101,007
Total Revenues	$728,390	$541,414	$509,408	$285,723	$60,216	$2,125,151

Technology and operations
We provide the technology and operational infrastructure across the front, middle, and back office to help our clients scale, increase efficiency, and improve performance. Capabilities include:
•Business process outsourcing and custody
•Fund administration, depositary services, investment accounting, and investor servicing
•Curated suite of internally managed and third-party investment products, including ETFs, SMAs, and UMAs
•Investment expertise in direct indexing, factor-based, alternatives, and tax management
•Discretionary investment management for institutions in need of expertise, infrastructure and enhanced governance
•Data and information management, analytics, and reporting
•Regulatory and compliance service
•Network operations, cloud, and cybersecurity services
Our proprietary technology platforms include the SEI Wealth PlatformSM (SWP) and its predecessor, TRUST 3000®. We use these technologies to deliver operations and administrative outsourcing services, including custodial and back-office accounting services.
SWP offers a modern, fully-integrated, single infrastructure solution that integrates technology, operational outsourcing, and asset management. Capabilities span the front, middle, and back office and are designed to support a diverse mix of investors, accounts, and asset types. SWP’s open architecture also allows for technology integrations with other SEI capabilities and client systems to enable a seamless wealth management experience.
Investment processing platforms are offered in Software-as-a-Service (SaaS) or Platform-as-a-Service (PaaS) delivery. SaaS includes investment processing software and information processing services. PaaS includes software and information processing services, as well as business processing outsourcing services, including back- and middle-office operations, accounting, and custodial services.
Our technology and operations platform also includes technology and operationally-enabled investment service capabilities for a broad range of traditional and alternative investment managers, delivered as unbundled product components for front, middle, and back offices through our Investment Managers segment.
Asset management
We provide comprehensive solutions for managing personal and institutional wealth. These solutions include investment strategies, customized investment management programs, and SEI-sponsored and third-party investment products to support an investor’s organizational or personal goals.
Investment strategies are typically implemented with investment products that include ETFs, alternative investments, collective investment products, separately managed accounts, and mutual funds. We serve as sponsor, administrator, transfer agent, investment advisor, distributor, and shareholder servicer for many of these products.
Our active, factor-based, and passively managed solutions enable our clients to focus on their clients while implementing processes that help them gain efficiencies, manage risk, and grow their businesses. Solutions are offered both individually and as part of model portfolios, with the majority of our asset management business historically focused on model portfolios. SEI has earned a well-regarded reputation in the market for clients seeking whole portfolio and model portfolio solutions due to our size and long track record in offering these products.
These solutions and programs leverage more than four decades of experience with manager research, advice, asset allocation, and portfolio construction. Additionally, our robust technology offering creates a differentiated competitive advantage. We are able to monetize our technology either directly or as part of a comprehensive asset management offering in which technology is included within our asset management fees.
As of December 31, 2024, we managed $390.2 billion in assets including:
•$180.0 billion invested in fixed-income and equity funds and separately managed account programs;
•$202.4 billion invested in collective trust fund programs; and
•$7.8 billion invested in liquidity or money market funds.
An additional $86.5 billion in assets is managed by our unconsolidated affiliate LSV Asset Management (LSV), a registered investment advisor (RIA) that specializes in value equity management for its clients.

Business segments overview
Our business segments are generally organized around our target markets. Financial information about each business segment is contained in "Note 12. Business Segment Information" included in our Notes to Consolidated Financial Statements.
The percentage of consolidated revenues generated by our business segments for the last three years was:

	2024	2023	2022
Investment Managers	34%	33%	30%
Private Banks	26%	26%	29%
Investment Advisors	24%	23%	22%
Institutional Investors	13%	15%	16%
Investments in New Businesses	3%	3%	3%
	100%	100%	100%
Investment Managers
We provide a comprehensive, outsourced investment management operating platform to alternative and traditional asset managers, fund companies, and sovereign wealth funds. Our clients include asset owners and a diverse, sophisticated group of alternative, traditional, and hybrid investment managers globally.
Our capabilities span the front, middle, and back office to manage assets, including supporting complex fund structures through best-in-class data and information management and analytics; investment operations; regulatory and compliance support; fund administration, fund accounting and depository services; investor reporting; distribution support; and middle office services. We also offer trustee, investment management, and administration services for collective investment trusts, serving the U.S. retirement market.
SEI’s global operational footprint services funds in all major jurisdictions amid a constantly evolving regulatory environment. Our outsourcing solutions across the front-to-back office with best-in-breed technology accommodate investment managers of all sizes and complexities and enables them to focus on core business activities—from the unique needs of emerging and start-up managers to the complex needs of global, multi-asset hybrid managers.
Contracts for the outsourcing services we provide generally have terms ranging from three to five years, and fees are earned primarily as a percentage of assets under management and administration. In addition, 16% of the revenues for this segment is earned as account servicing fees.
Our competitors vary according to the asset class or solutions provided and the domiciles in which they operate. They include SS&C Technologies, State Street, BNY Mellon, Northern Trust, and Citco.
Private Banks
We provide technology, operations, and asset management solutions primarily to the wealth management businesses embedded within banks and trust companies, in addition to independent wealth advisors. Clients include several financial institutions whose relationships span decades with SEI.
Our solutions provide the investment processing, operations, and administrative capabilities that are vital to helping wealth management businesses achieve their business objectives, manage change and complex operations, replace legacy platforms, comply with regulations, and deploy capital more effectively.
Contracts generally range from five to seven years. As of December 31, 2024, we had significant relationships with 117 clients, including TRUST 3000® relationships with 37 bank and trust institutions in the United States, and SWP relationships with 80 signed banks, independent wealth advisers and other wealth managers located in the United Kingdom and the United States.
Our competitors include in-house information technology organizations, as well as wealth management technology service providers such as Fidelity National Information Services, Inc. (FIS), Fi-Tek, SS&C Innovest, FNZ UK Ltd. and Avaloq.
This segment also provides asset management programs to banks, wealth managers and other financial services firms, including 29 clients who had at least $100.0 million each in customer assets invested in our programs as of December 31, 2024. Competitors for our asset management services may include in-house investment teams and global asset management firms, such as LPL Financial and BlackRock.
Investment Advisors
We provide wealth management technology, operations, and asset management solutions for independent financial advisors across the RIA and independent broker/dealer market segments.

This segment offers both fully integrated and unbundled solutions that enable advisors to devote more of their resources to growing their businesses and achieving better financial outcomes for their clients.
Our clients are responsible for the investor relationship, including financial plan creation, investment strategy implementation, and customer education and servicing. We provide advisors with a flexible operating platform offering a complete end-to-end business, technology and operational solution with capabilities across the front, middle, and back office, including:
•Technology and administrative services: Enabled by the SEI Wealth Platform, these services include front-office investment management and end-investor collaboration capabilities, middle-office administrative outsourcing, and back-office processing and custody services.
•Customized investment management programs: We provide advisors with an array of investment programs to customize portfolios for their personal or institutional investors. These programs include goals-based strategies, SEI-curated models that utilized multiple structures such as direct indexing, separately managed accounts, ETFs, and mutual funds, to help advisors align diversified portfolios with client needs.
•Advisor services: We help advisors manage and grow their businesses by offering consultative practice management services, including access to our business transition services, case management expertise, third-party applications, thought leadership, and marketing and growth programs.
Fees are typically bundled and embedded in asset management or custody fees.
We compete with other custodians and providers of advisor technology products, money managers (both active and passive), turnkey asset management platform providers, and broker-dealers with affiliated advisor networks. Principal competitors include investment advisory platform providers, such as Envestnet and Orion, as well as diversified firms that focus on custody operations, such as Charles Schwab & Co., Inc., Fidelity Investments, and LPL Financial.
Institutional Investors
Our Institutional Investors business is one of the first and largest providers of outsourced investment management services. Providing fully outsourced CIO (OCIO) and unbundled OCIO services, we primarily serve retirement plan sponsors, healthcare systems, higher education, not-for-profit organizations, and other institutional asset owners.
•OCIO: Supports institutional investors who delegate investment management decisions through a flexible implementation model. Investors outsource some or all investment management functions based on their preferred governance structure, business needs, and financial objectives.
•Unbundled OCIO: Supports internal investment teams through SEI NovusSM, a global portfolio intelligence tool, and SEI’s comprehensive investment processing, shadow accounting, and data and workflow management, as well as access to alternative investment products.
Both fully outsourced and unbundled solutions leverage the breadth of our investment management, advisory, administration, technology, and operational capabilities to help institutional investors make more confident decisions, achieve greater control, reduce risk, and improve efficiencies.
Competitors for OCIO services at larger institutional investors may include global advisory firms offering fiduciary management services, such as Aon Hewitt and Willis Towers Watson, as well as asset management firms like Mercer and Russell Investments. We also compete with numerous investment management firms, including regional or boutique firms with an industry specialization. Competitors for unbundled OCIO services include data analytics software firms and investment data management providers.
Fees in our Institutional Investors business are primarily earned as a percentage of average assets under management calculated using the average of the four-month ending balances preceding the billing date.
Investments in New Businesses
The Investments in New Businesses segment represents other business ventures or research and development activities intended to expand our solutions to new or existing markets, including ultra-high-net-worth families who reside in the United States.
This segment also includes costs associated with providing managed security services through SEI Sphere®, the modularization of larger technology platforms, and a private client wealth management solution offering flexible family office-type services through a highly personalized solution that utilizes a goals-based approach.

Human capital
Our talented workforce is the key to our ability to serve our clients globally. At December 31, 2024, we had 5,066 full-time and 32 part-time employees.
Employee unions do not represent any of our employees.
Corporate sustainability
Our values are the foundation from which we drive our company’s and our clients’ long-term success and make an impact on our communities. We work with each other and welcome diverse perspectives to foster an inclusive environment and solve problems that matter. We think and act like owners, having the courage to push boundaries and do the right thing in the best interest of our company, clients, and community. More information about our commitment to corporate sustainability can be found in our Corporate Sustainability Report.
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
•SEI Institutional Transfer Agent, Inc., or SITA, a transfer agent registered with the SEC under the Securities Exchange Act of 1934.
•SEI Investments (Europe) Limited, or SIEL, an investment manager and financial institution subject to regulation by the Financial Conduct Authority of the United Kingdom, or FCA;
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
The various governmental agencies and self-regulatory authorities that regulate or supervise the Company and its subsidiaries have broad administrative powers. In the event of a failure to comply with laws, regulations, and requirements of these agencies and authorities, or to meet regulator expectations, the possible business process changes required or sanctions that may be imposed include the suspension of individual employees, limitations on our ability to engage in business for specified periods of time or a direction that we comply with certain restrictions, the revocation of applicable registration as a broker-dealer, investment advisor or other regulated entity, and, as the case may be, censures and fines. Currently, our subsidiary in the United Kingdom, SIEL, is working with the FCA to determine the nature and scope of remedial actions in which SIEL will engage in order to meet the FCA's expectations and to enable SIEL to continue to grow and execute on its development and offering of new products and solutions. Additionally, certain securities and banking laws applicable to us and our subsidiaries provide for certain private rights of action that could give rise to civil litigation. Any litigation could have significant financial and non-financial consequences including monetary judgments and the requirement to take action or limit activities that could ultimately affect our business.
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
In addition, see the discussion of governmental regulations in Item 1A, Risk Factors for a description of the risks that the current regulatory regimes and proposed regulatory changes may present for our business. See also “Note 10. Commitments and Contingencies” included in our Notes to Consolidated Financial Statements for a more fulsome summary of our current regulatory matters with the FCA.
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
Risks Related to Our Business Model
Our revenues and earnings are affected by changes in capital markets and significant changes in the value of financial instruments. A majority of our revenues are earned based on the value of assets invested in investment products that we manage or administer. A decrease in the value of these assets, whether due to general market movements or as a consequence of various products’ unique investment performance, would cause a decline in our assets under administration or management, and a corresponding decline in our revenue and earnings. And, in certain investment programs, a portion of our clients’ cash is swept into insured deposit accounts at third party banks on which we earn fees, which fees may be significant. A material change in interest rates or a significant number of clients opting out of these programs could affect our profitability. Significant fluctuations in securities prices may also influence an investor’s decision to invest in and maintain an investment in a mutual fund or other investment products. Declining or adverse economic conditions and adverse changes in investor, consumer and business sentiment generally result in reduced business activity, which may decrease the demand for our products and services. Geopolitical events, market volatility, illiquid market conditions and other disruptions in the financial markets may make it extremely difficult to value or monetize certain financial instruments, particularly during periods of market displacement. Subsequent valuations of financial instruments in future periods, in light of factors then prevailing, may result in significant changes in the value of these instruments. Additionally, periods of extreme market dislocation may require us to monetize our assets or those of our clients at a significant loss. As a result, our revenues and earnings derived from assets under management or administration, or our profitability or value as a firm, could be adversely affected.
We are exposed to product development risk. We continually strive to increase revenues and meet our customers' needs by introducing new products and services as well as maintaining and improving our existing products and services. As a result, we are subject to product development risk, which may result in loss if we are unable to develop and deliver products to our target markets that address our clients' needs, that are developed on a timely basis, or that reflect an attractive value proposition. The implementation of many product innovation and development opportunities, particularly cloud-based solutions, requires us to obtain client consent and/or vendor consent, which may be withheld or be obtainable only if we incur a cost that is disproportionate to the revenue opportunity. We are also subject to the risk that new products and solutions we develop may not function as expected or may be prone to error or disruption, which may result in material losses or harm to our reputation and ability to market such solutions. The majority of our technology product development risk pertains to the evolution of the SEI Wealth PlatformSM, TRUST 3000®, our platform for the Investment Managers segment, and our other proprietary technology platforms.
The development and introduction of new products and services in the markets in which we operate requires continued innovative efforts on our part and may require significant time and resources as well as ongoing support and investment. Expansion of Business-to-Consumer products and services presents unique risks as it increases direct interaction with individual consumers, exposing us to heightened cybersecurity threats and data privacy concerns. Growth in Business-to-Consumer models may increase operational risk due to higher transaction volumes, potentially increasing operational costs and fraud risks.
Product development in the asset management arena has experienced significant growth in alternative investments, including private equity, hedge funds, real estate, and infrastructure. The growing focus on alternatives reflects increasing demand for diversification beyond traditional asset classes; however, new alternative products often require three or more years in the market to generate the track records necessary to attract significant asset inflows. In addition, alternatives present significant operational challenges for asset managers, primarily due to the lack of widely adopted and trusted technological solutions in this space. Unlike traditional investments, which benefit from well-established operational infrastructures and automated processes, alternative investments often require more manual intervention and bespoke operational support. Failure to effectively manage the risks associated with these new products could lead to reputational damage, regulatory scrutiny, and potential financial losses.
Product development in the asset management arena has had significant growth in newer areas where investment criteria and performance metrics have not yet been fully defined or developed, such as Tax Harvesting programs. New products often must be in the marketplace for three or more years in order to generate track records required to attract significant asset inflows. A failure to continue to innovate, to introduce successful new products and services, or to manage effectively the risks associated with such products and services, may impact our market share and may cause our revenues and earnings derived from assets under management and administration to decline.
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
We rely on third parties to provide products and services that may be difficult to replace or which could cause errors or failures in the services we provide. We rely on third parties we do not control to provide us with products and services, including software development, licensed software, software as a service, business process outsourcing services, cloud services, hosting, web hosting, and the Automated Clearing House (ACH) network, which transmit transaction data, process chargebacks and refunds, and perform clearing services in connection with our settlement activities. In the event these third parties fail to provide these services adequately or in a timely manner, including as a result of errors in their systems or events beyond their control, or refuse to provide these services on terms acceptable to us or at all, and we are not able to find and implement timely suitable alternatives, we may no longer be able to provide certain services to customers, which could expose us and our clients to information security, financial, compliance and reputational risks, among others, and have a material adverse effect on our results of operations and financial condition. In addition, if we are unable to renew our existing contracts or licenses with key vendors, technology providers or service providers, we might not be able to replace the related product, application or service at all or at the same cost, which would negatively impact our offerings and our results of operations.
Pricing pressure from increased competition and disruptive technology may affect our revenues and earnings. The investment management industry is highly competitive and has relatively low barriers to entry. In recent years, we have experienced, and continue to experience, pricing pressures from the introduction of new, lower-priced investment products and services and the growth of passive investing, as well as from competitor firms offering automated portfolio management and other services based on technological innovations. Companies that successfully implement artificial intelligence (AI)-driven pricing could gain a significant advantage in optimizing revenues and responding to market dynamics. These new investment products and technological innovations, available to both institutional and retail investors, have led to a general trend towards lower fees in some segments of the investment management industry. We believe price competition and pricing pressures in these and other areas will continue as investors continue to reduce the amounts they are willing to pay and financial services firms seek to obtain market share by reducing fees or margins.
The competitive landscape is rapidly evolving with the entry of fintech firms and big tech companies into asset management. Our ability to compete effectively against these new entrants, who may have superior technological capabilities, is crucial for maintaining market share. Furthermore, these financial technology companies and other non-traditional competitors may not be subject to banking regulation, or may be supervised by a national or state regulatory agency that does not have the same resources or regulatory priorities as those regulatory agencies that supervise more diversified financial services firms such as us, or the financial services regulatory framework in a particular jurisdiction may favor financial institutions that are based in that jurisdiction. These types of differences in capabilities and regulatory status may result in losing market share to competitors that have a lower cost of compliance due to being less regulated than we are or not subject to regulation, especially with respect to unregulated financial products.
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
Our outsourcing strategy may affect our business operations and financial performance. We have recently implemented a new outsourcing strategy that leverages a Global Capability Center (GCC) in India. While this strategy aims to enhance operational efficiency and access a skilled talent pool, it also introduces new risks that could materially affect our business operations and financial performance. The establishment and management of a GCC in India involves complex operational, regulatory, and compliance challenges. We may face difficulties in navigating local laws, cultural differences, and communication barriers, which could impede effective collaboration and oversight. Additionally, the GCC's operations may be subject to geopolitical risks, changes in local regulations, or economic instability in India, potentially disrupting our business processes or increasing operational costs. Our GCC relies heavily on local infrastructure and technology systems, which may be vulnerable to cybersecurity threats, natural disasters, or other disruptions. Any significant interruption in the GCC's operations could adversely affect our ability to deliver services to clients, potentially resulting in reputational damage and financial losses. Furthermore, the transfer of certain business functions to the GCC may involve the handling of sensitive data, raising concerns about data privacy and security. Despite our efforts to implement robust security measures, we cannot guarantee that our GCC will be immune to data breaches or cyber-attacks, which could expose us to legal liabilities and regulatory scrutiny.
The success of our GCC strategy depends on our ability to attract and retain skilled talent in India. However, the competitive labor market for technology professionals in India may lead to increased attrition rates or higher compensation costs, potentially eroding the cost benefits of our outsourcing strategy. Moreover, any failure to effectively integrate the GCC's operations with our global processes or to manage the quality of services provided by the GCC could negatively impact our operational efficiency and client satisfaction. If we are unable to realize the anticipated benefits of our GCC strategy or if we face significant challenges in its implementation and management, it could have a material adverse effect on our business operations, financial condition, and results of operations.
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
We may experience software defects, development delays or installation difficulties, which would harm our business and reputation and expose us to potential liability. A significant portion of our revenue is dependent upon our ability to develop, implement, maintain and enhance sophisticated software and computer systems. We may encounter delays when developing new applications and services. Further, the software underlying our services may contain undetected errors, vulnerabilities or defects when first introduced or when new versions are released. We may also experience difficulties in installing, integrating or supporting our technology on systems or with other programs used by our clients. Likewise, our clients may make a determination to delay or cancel the integration of our new applications and services. Defects in our software, failure to adequately maintain and enhance our software products, errors or delays in the processing of electronic transactions or other difficulties could result in interruption of business operations, delay in market acceptance, additional development and remediation costs, diversion of technical and other resources, loss of clients or client data, negative publicity or exposure to liability claims. Although we attempt to limit our potential liability through disclaimers and limitation of liability provisions in our license and client agreements, we cannot be certain that these measures will successfully limit our liability.
Risks Related to Our Technology
We are exposed to data and cyber security risks. Like other global financial service providers, we experience millions of cyber-attacks on our computer systems, software, networks and other technology assets on a daily basis. Cyber security and information risks for financial institutions have significantly increased in recent years in part because of the proliferation of new technologies, the use of the internet and mobile telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign state actors, in some circumstances as a means to promote political ends. In addition to the growing sophistication of certain parties, the commoditization of AI and cyber tools which are able to be weaponized by less sophisticated actors has led to an increase in the exploitation of technological vulnerabilities. Any of these parties may also attempt to fraudulently induce employees, customers, clients, vendors or other third parties or users of our systems to disclose sensitive information in order to gain access to our data or that of our employees or clients. Cyber security and information security risks may also derive from:
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
The failure to upgrade or maintain our technology infrastructure including our, computer systems, software and networks could also make us susceptible to breaches, unauthorized access and misuse. We may be required to expend significant additional resources to modify, investigate or remediate vulnerabilities or other exposures arising from data and cyber security risks. Furthermore, even if not directed at us specifically, attacks on other financial institutions could disrupt the overall functioning of the financial system. As a result of the importance of communications and information systems to our business and our reliance on the services provided to us by third parties, we could also be adversely affected if attacks affecting our third-party service providers impair our ability to process transactions and communicate with clients and counterparties.
Given our extensive global operations, expansion through acquisitions, and the substantial volume of transactions we process daily, coupled with our vast network of clients, partners, vendors, and counterparties, we face an elevated risk of sophisticated and persistent cyber-attacks. The complexity of our systems and the evolving nature of cyber threats mean that a breach could potentially remain undetected for an extended period, potentially compromising sensitive data and disrupting critical operations. We expect that any investigation of a cyber-attack would be inherently unpredictable and that it would take time before the completion of any investigation and before there is availability of full and reliable information. During such time we would not necessarily know the extent of the harm or how best to remediate it, and certain errors or actions could be repeated or compounded before they are discovered and remediated, all or any of which would further increase the costs and consequences of a cyber-attack.
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
Certain regulatory requirements, while aimed at enhancing cybersecurity, significantly restrict our ability to allocate resources based solely on our own risk assessments. The mandatory nature of these requirements, coupled with the potential for severe penalties for non-compliance, forces us to divert resources that might otherwise be allocated to areas we deem higher risk or more critical to our specific business needs.
We are exposed to risk of the disclosure and misuse of personal data. We store, transfer and process large amounts of personally identifiable information of our customers to deliver our products and services. It is possible our security controls over personal data, our training of employees on data security, our vendor due diligence and oversight processes, and other practices we follow may not prevent the improper disclosure or misuse of personal data that we or our vendors store and/or manage. Improper disclosure or misuse of personal data could harm our reputation, lead to legal exposure, or subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue. Perceptions that the collection, use, and retention of personal information is not satisfactorily protected could inhibit sales of our products or services. Additional security measures we may take to address customer concerns may cause higher operating expenses or hinder growth of our products and services.
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
We are exposed to intellectual property risks. Our continued success also depends in part on our ability to protect our proprietary technology and solutions and to defend against infringement claims of others. We primarily rely upon trade secret law, software security measures, copyrights and confidentiality restrictions in contracts with employees, vendors and customers. Our industry is characterized by the existence of a large number of trade secrets, copyrights and the rapid issuance of patents, as well as frequent litigation based on allegations of infringement or other violations of intellectual property (IP) rights of others. A successful assertion by others of infringement claims or a failure to maintain the confidentiality and exclusivity of our intellectual property may have a material adverse effect on our business and financial results.
The success of our merger and acquisition (M&A) activity and strategy also depends on our ability to protect our proprietary technology and solutions, defend against infringement claims, and effectively manage intellectual property assets acquired through M&A activities. Failure to maintain the confidentiality and exclusivity of our intellectual property, or inadequate due diligence in M&A transactions may have a material adverse effect on our business and financial results. Additionally, the complexity of IP issues in M&A deals may impact our ability to close transactions or realize their full value.
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
We are at risk of failing to keep pace with significant new technologies. The financial services industry is undergoing rapid technological change, and financial institutions and fintech companies are investing significantly in new and disruptive technologies, such as artificial intelligence, machine learning, blockchain and other distributed ledger technologies. The failure to develop new solutions or enhancements to our existing solutions that incorporate or interact with new technologies, or doing so at a slower pace than our competition, could cause our solutions to be less competitive and adversely impact our business. Further, such technologies are complex and changing rapidly, and there are technical challenges associated with achieving desired levels of accuracy, efficiency, and reliability. The algorithms and models used may have limitations, including biases, errors, or inability to handle certain data types or scenarios. Furthermore, the use of new technologies introduces additional risks of system failures, disruptions, or vulnerabilities that could compromise the integrity, security, or privacy of data. These limitations or failures could result in reputational damage, legal liabilities, or loss of user confidence.
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
Our investment management business may be affected by the performance of our AI-driven investment strategies, changing client preferences for sustainable and digital assets, and the increasing demand for hyper-personalized solutions. Poor investment returns, whether due to market conditions or underperformance relative to AI-powered competitors or ESG benchmarks, could impact our ability to retain assets and attract new clients.
The rise of alternative investments, including private credit and infrastructure, presents both opportunities and risks. Failure to effectively integrate these assets into our offerings could lead to outflows as clients seek diversification beyond traditional asset classes.
Poor investment performance could lead to the loss of clients and may cause AUM, revenue and earnings to decline. Investment performance is one of the most important factors for the growth and retention of AUM. Poor investment performance relative to applicable portfolio benchmarks or competitors may cause AUM, revenue and earnings to decline as a result of client withdrawals in favor of better performing products offered by competitors or diminished ability to attract additional funds from existing and new clients.
Failure to identify errors in quantitative investment models could adversely affect product performance and client relationships. We employ quantitative models to support certain of our investment processes, including with respect to risk assessment and portfolio management. Any errors or limitations in these models, including model inputs or assumptions, as well as any failure of our governance and validation in respect of such models, the failure to timely update such models, or errors in how such models are used, could have adverse effects on our business and reputation.
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
Risks Related to Our Legal, Regulatory and Compliance Environment
The financial services industry is subject to extensive regulations that impact our business. Legal, regulatory and compliance risk includes the risk of legal or regulatory sanctions, material financial loss including fines, penalties, judgments, damages and/or settlements, or loss to reputation we may suffer as a result of our failure to comply with laws, regulations, rules, related self-regulatory organization standards and codes of conduct applicable to our business activities. This risk also includes contractual and commercial risk, such as the risk that a counterparty’s performance obligations will be unenforceable. It also includes compliance with privacy, anti-money laundering (AML), anti-corruption and terrorist financing rules and regulations.
As a major financial services firm, we are subject to extensive regulation by U.S. federal and state regulatory agencies and securities exchanges and by regulators and exchanges in each of the major markets where we conduct our business. Our parent company, SEI Investments Company, is regulated by the FFIEC as a significant service provider to the financial industry and subject to SEC oversight as a publicly traded company. Our various business activities in the United States are conducted through entities such as an investment advisor, broker-dealer, commodity pool operator, swap dealer, transfer agent, investment company, national bank and trust company which may be registered with or regulated by the SEC, FINRA, CFTC, NFA, DOL, OCC, and the PA Department of Banking. In addition, some of our foreign subsidiaries are registered with, and subject to the oversight of, regulatory authorities primarily in the United Kingdom, Ireland, Canada, Luxembourg, South Africa, and the Cayman Islands. Many of our clients are subject to substantial regulation by federal and state banking, securities, insurance or employee benefit authorities. Compliance with existing and future regulations, responding to and complying with regulatory activity (new requirements, examinations and supervisory activity) affecting our financial intermediary clients and their service providers could have a significant impact on our operations or business or our ability to provide certain products or services or could adversely impact a portfolio’s ability to achieve its investment strategies or make certain investments.
We offer financial services technology products and services that also are subject to regulation by the federal and state securities and banking authorities, as well as foreign regulatory authorities, where applicable. Existing or future regulations that affect these products could lead to a reduction in sales of these products or an increase in the cost of providing these products. There can also be significant differences in the ways that similar regulatory initiatives affecting the financial services industry are implemented in the United States and in other countries. For example, regulations like the EU's Digital Operational Resilience Act (DORA) are intended to implement a global regulatory standard, may introduce additional or more restrictive requirements for non-EU affiliates, which can create competitive disadvantages for multi-jurisdictional operations. In addition, the regulatory environment is increasingly influenced by geopolitical factors and technological advancements. For instance, the implementation of Basel 3.1 in the United Kingdom has been delayed, partly due to uncertainties in the US regulatory landscape. The interconnectedness of global financial markets means that regulatory initiatives often have cross-border implications. Firms must navigate potential regulatory divergences and the related tensions and irreconcilable policies between jurisdictions, which can create regulatory risk, operational challenges and competitive dynamics.
In the United States, the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001 and the Anti-Money Laundering Act of 2020, imposes significant obligations on financial institutions to detect and deter money laundering and terrorist financing activity, including requiring banks, bank holding companies and their subsidiaries, broker-dealers, futures commission merchants, introducing brokers and mutual funds to implement anti-money laundering programs, verify the identity of customers that maintain accounts, and monitor and report suspicious activity to appropriate law enforcement or regulatory authorities. Recent regulatory developments have also introduced new obligations for registered investment advisers (RIAs), aligning them with other financial institutions under AML frameworks. RIAs must now establish formal AML programs with written policies, a designated compliance officer, ongoing training, and independent testing which extends our AML obligations to subsidiaries that were previously not require to maintain a standalone AML Program.
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
We are also subject to sanction regulations, such as regulations and economic sanctions programs administered by the U.S. government, including the U.S. Treasury Department’s Office of Foreign Assets Control (OFAC) and the U.S. Department of State, and similar sanctions programs imposed by foreign governments or global or regional multilateral organizations. In addition, we are subject to anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, in the jurisdictions in which we operate. Anti-corruption laws generally prohibit offering, promising, giving or authorizing others to give anything of value, either directly or indirectly, to a government official or private party in order to influence official action or otherwise gain an unfair business advantage, such as to obtain or retain business. We can incur higher costs and face greater compliance risks in structuring and operating our businesses to comply with these requirements. Furthermore, a violation of a sanction or embargo program or anti-corruption or anti-money laundering laws and regulations could subject us and our subsidiaries, and individual employees, to regulatory enforcement actions as well as significant civil and criminal penalties.
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
Many aspects of our businesses are subject to legal requirements concerning the use and protection of certain customer information. These include those adopted pursuant to the Gramm-Leach-Bliley Act and the Fair and Accurate Credit Transactions Act of 2003 in the United States, as well as the privacy and cybersecurity laws referenced above. We have adopted measures designed to comply with these and related applicable requirements in all relevant jurisdictions. Well-publicized allegations involving the misuse or inappropriate sharing of personal information have led to expanded governmental scrutiny of practices relating to the use or sharing of personal data by companies in the United States and other countries. That scrutiny has in some cases resulted in, and could in the future lead to, the adoption of stricter laws and regulations relating to the use and sharing of personal information. These types of laws and regulations could prohibit or significantly restrict financial services firms from sharing information among affiliates or with third parties such as vendors, and thereby increase compliance costs, or restricting the use of personal data when developing or offering products or services to customers. These restrictions could inhibit our development or marketing of certain products or services, or increase the costs of offering them to customers.
Compliance with existing and emerging regulations, as well as responding to regulatory examinations and supervisory activities, continues to have a significant impact on our operations globally. This includes, without limitation, adapting to new requirements for consumer protection, operational resilience, and sustainable finance. The fees, assessments and operational restrictions that may be imposed on our regulated subsidiaries by federal, national, state, and foreign regulatory authorities could have a significant impact on us, including, without limitation, materially affecting our ability to do business and generated revenue in a particular jurisdiction. The frequency and scope of regulatory reform in the current regulatory environment may lead to an increase in fees, assessments and operational restrictions resulting in increased expense, or an increase or change in regulatory requirements which could affect our operations and business. Moreover, maintaining adequate staffing levels to address these evolving regulatory demands presents an ongoing challenge. The complexity and volume of new regulations require specialized expertise, and there is a risk that we may face difficulties in attracting, retaining, and training qualified personnel to manage compliance effectively. Insufficient staffing in compliance and risk management roles could expose us to regulatory breaches, financial penalties, and reputational damage. As regulatory requirements continue to evolve rapidly, particularly in areas such as operational resilience, second line functions, ESG reporting, cybersecurity, and digital asset management, the pressure on our human resources to keep pace with these changes remains a significant operational risk.
A failure to address conflicts of interest appropriately could adversely affect our business and reputation. As a global financial services firm that provides products and services to a diversified group of clients, including public and private entities, financial institutions and individuals, we face potential conflicts of interest in the normal course of business. For example, potential conflicts can occur when there is a divergence of interests between us and a client, among clients, between an employee on the one hand and us or a client on the other, or situations in which we may be a creditor of a client. Moreover, we utilize multiple business channels, including those resulting from our acquisitions, and continue to enhance the collaboration across business segments, which may heighten the potential conflicts of interest or the risk of improper sharing of information. We have policies, procedures and controls that are designed to identify and address potential conflicts of interest, and we utilize various measures, such as the use of disclosure, to manage these potential conflicts. However, identifying and mitigating potential conflicts of interest can be complex and challenging and can become the focus of media and regulatory scrutiny. The regulatory landscape has evolved, with bodies like the SEC placing greater emphasis on conflicts disclosure, particularly for dual registrants and advisers with affiliated broker-dealers. It is possible that potential conflicts could give rise to litigation or enforcement actions, which may lead to our clients being less willing to enter into transactions in which a conflict may occur and could adversely affect our businesses and reputation. The global nature of our operations also means we must navigate potentially conflicting regulatory requirements across different jurisdictions, adding another layer of complexity to our conflict management efforts.
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
We are subject to litigation and regulatory examinations and investigations. The financial services industry faces substantial regulatory risks and litigation. Like many firms operating within the financial services industry, we are experiencing a difficult and continuously evolving regulatory environment across our markets and jurisdictions in which we operate. Our current scale and reach as a provider to the financial services industry, the increased regulatory oversight of the financial services industry generally, new laws and regulations affecting the financial services industry and ever-changing regulatory interpretations of existing laws and regulations, have made this an increasingly challenging and costly regulatory environment in which to operate.
Examinations or investigations could result in the identification of matters that may require remediation activities or enforcement proceedings by the regulator. Regulators in the jurisdictions in which we operate are increasingly focused on the experience and staffing levels of control functions, technology infrastructure and operational resilience, areas which can be more costly and specialized to remediate and deviate from the types of regulatory remediations we are accustomed to. This shift in regulatory focus may require substantial investments in advanced technologies and specialized expertise to ensure compliance. The direct and indirect costs of responding to these examinations, undertaking remediation activities or of defending ourselves in any enforcement investigation or litigation could be significant. Additionally, actions brought against us may result in settlements, awards, injunctions, fines, penalties and operational changes. Litigation or regulatory action could also harm our reputation with clients and prospects, have an adverse effect on our ability to offer some of our products and services, or impede our ability to maintain operations in certain jurisdictions. Moreover, the increasing complexity of regulatory requirements, especially in areas like AI governance and cybersecurity, may lead to higher compliance costs and operational challenges. Failure to adequately address these emerging regulatory priorities could result in significant financial and reputational damage
Risks Related to Our Business Generally
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
Growth of our business could increase costs and regulatory risks. Providing platforms for existing and new businesses, expanding our operational services, integrating acquired businesses, and partnering with other firms involves a number of risks and present financial, managerial, and operational challenges. We may incur significant expenses in connection with further expansion of our existing businesses or in connection with strategic acquisitions or investments, if and to the extent they arise from time to time. Our overall profitability would be negatively affected if investments and expenses associated with such growth are not matched or exceeded by the revenues that are derived from such investment or growth. As we expand our business-to-consumer offerings, we face heightened cybersecurity and fraud risks. The rapid growth in digital payments introduces increased threats of data breaches, identity theft, and sophisticated hacking attempts. These risks could lead to significant financial losses and reputational damage if not adequately addressed. Expansion may also create a need for additional compliance, risk management and internal control procedures, and often involves the hiring of additional personnel to monitor such procedures. To the extent such procedures are not adequate to appropriately monitor any new or expanded business, we could be exposed to a material loss or regulatory sanction.
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
The expansion of services in subsidiaries that do not have a primary regulator but are still supervised as part of the SEC-regulated public company and the FFIEC from a technology governance perspective presents unique challenges. These entities may face increased scrutiny and potential regulatory gaps, as they fall under the umbrella of consolidated supervision. Our technology infrastructure and operations must align with these regulatory expectations, which may require significant investments and operational changes as regulation in this space continues to evolve. Our corporate governance structure and enterprise risk functions are replied upon to mitigate and control these risks.
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
These risks could result in decreased earnings and harm to our competitive position in the investment management industry. Additionally, failure to effectively manage these risks could lead to regulatory sanctions, financial losses, and damage to our reputation in an increasingly competitive and rapidly evolving financial services landscape.
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
Our businesses are highly dependent on our ability to process and report, on a daily basis, a large number of transactions across numerous and diverse markets and asset classes in many currencies. Operational efficiency is modeled on defined and strict timelines which present inherent risk. Our operations rely on the competence and trustworthiness of our employees and consultants, as well as of our contractors and third parties, including vendors, custodians and financial intermediaries. Should we experience any significant operational breakdown or failure, theft, fraud or other unlawful conduct, or other negative outcomes caused by poor judgment, human error or misconduct on the part of one of our employees or contractors or those of a third party on which our operations rely, we could suffer significant financial loss, regulatory sanctions or damage to our reputation. Additionally, we may introduce new products or services or change processes or reporting, including in connection with new regulatory requirements, resulting in new operational risk that we may not fully appreciate or identify.
The expansion of our GCC and the outsourcing of technology and global operations functions currently performed onshore introduce additional risks. Outsourcing to the GCC may lead to a loss of direct control over critical business functions and create dependencies on third-party providers. This could result in unexpected service disruptions, particularly if the GCC faces technical failures or operational challenges. The distance and potential cultural differences may also complicate communication and oversight, potentially leading to missed deadlines or mistakes that could subject us to claims or regulatory scrutiny.

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
We may become subject to stockholder activism efforts that each could cause material disruption to our business. Industry trends indicate activists are targeting operational enhancements and strategic demands, with a notable increase in CEO scrutiny. The global expansion of activism increases risks for multinational companies. Large institutional investors are more actively engaging in governance issues, often supporting or initiating activist campaigns. This evolving landscape, coupled with ongoing regulatory changes, has led companies to a higher likelihood of becoming subject to stockholder activism, potentially leading to more significant disruptions to business operations and strategy. The costs and diversion of management attention could be more substantial, and the impact on stock prices more pronounced.
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
Increased geopolitical unrest and other events could adversely affect the global economy or specific international, regional and domestic markets, which may cause our revenue and earnings to decline. Global conflicts and tensions continue to pose significant risks to the financial services industry and our operations. State-based armed conflicts have emerged as the top immediate global risk, with geopolitical instability driven by ongoing conflicts such as the Russia-Ukraine war and the Israel-Hamas confrontation in Gaza creating substantial economic uncertainty. The prolonged nature of these conflicts has contributed to increased volatility in commodity and energy prices, disrupted global supply chains, and created significant instability in financial markets. Sanctions and trade tensions have escalated geoeconomic confrontation, potentially exacerbating market instability. While our direct exposure to these conflicts remains limited, the broader economic consequences present complex challenges for our business. The potential for increased cyberattacks, particularly from state-affiliated actors, poses a significant threat to our operational infrastructure. The export of disruption by major global powers like the United States and China is accelerating geoeconomic fragmentation, creating an increasingly unpredictable business environment. Our exposure to these geopolitical risks is particularly pronounced in regions where we currently operate or seek to expand, potentially impacting our revenue, earnings, and strategic growth initiatives. The global economic recovery remains fragile, with the risk of biological, chemical, or nuclear weapons escalating in the geopolitical risk rankings. These multifaceted challenges require continuous monitoring and adaptive strategies to mitigate potential adverse effects on our operations, financial performance, and long-term strategic objectives. As the geopolitical landscape continues to evolve, we must remain vigilant in assessing and responding to emerging risks that could materially impact our business and the broader financial services industry.
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
We are subject to risks relating to environmental, social, and governance (ESG) matters that could adversely affect our reputation, business, financial condition, and results of operations, as well as the price of our stock. We are subject to increasing scrutiny from clients, investors, regulators, elected officials, shareholders and other stakeholders with respect to ESG matters. A lack of harmonization globally in relation to ESG laws and regulations leads to a risk of fragmentation across global jurisdictions. This may create conflicts across our global business, which could impact our competitiveness in the market and damage our reputation resulting in a material adverse effect on our business. For example, the European Securities and Markets Authority (ESMA) introduced stringent guidelines on ESG-related fund names, aiming to eliminate ambiguity in the use of sustainability-related terminology in financial products. As we navigate this complex and global ESG landscape, we recognize that our various stakeholders hold diverse and often conflicting views on ESG topics. Additionally, in the United States, there are numerous state and federal investigation and enforcement actions that are directed at investment managers related to the actual or apparent use of ESG-related investment screens.
The growing interest in ESG factors has increased the risk of accusations of "greenwashing" and potential litigation or regulatory enforcement actions. The lack of global harmonization in ESG laws and regulations has led to fragmentation across jurisdictions, creating conflicts across global businesses and potentially impacting competitiveness and reputation. We may, from time to time, communicate certain initiatives, targets, or goals regarding environmental matters, diversity, responsible sourcing, or other ESG matters. These initiatives, targets, or goals could be difficult and expensive to implement, and we may not be able to accomplish them within the timelines we announce or at all. Our reputation, business, financial performance, and growth could be adversely affected if stakeholders react negatively to the targets or goals that we set, or if our ESG-related data, processes, and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to ESG targets or goals. The politicization of ESG practices, particularly those related to climate issues, has amplified these risks. We acknowledge that any action or lack thereof with respect to ESG matters may be perceived negatively by at least some stakeholders, potentially damaging our reputation, ability to attract and retain clients and employees, compete effectively, and grow our business.
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
•Risk Management Oversight: Enterprise Risk Management, through the Enterprise Risk Committee, provides independent monitoring and reporting of cybersecurity risks commensurate with our Technology Risk Program. In addition, we leverage our Third Party Risk Management, Insider Threats, Business Continuity and Disaster Recovery programs to supplement our Cybersecurity Program; and
•Privacy Oversight: In addition to our Enterprise Risk Management functions, our Legal and Compliance team maintains a privacy risk management program to assess, manage and report privacy risks related to how we are collecting, using, sharing, and storing user data. Our Privacy team works with our Third Party Risk and Information Security teams to manage privacy-related issues.
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
Item 2. Properties.
Our corporate headquarters is located in Oaks, Pennsylvania and consists of ten buildings situated on approximately 134 acres. We own and operate the land and buildings, which encompass approximately 628,000 square feet of office space and 34,000 square feet of data center space. We lease other offices which aggregate 182,000 square feet.
Item 3. Legal Proceedings.
We and certain of our subsidiaries are a party to or have property subject to litigation and other proceedings, examinations and investigations that arise in the ordinary course of our business that we do not believe are material. These types of matters could result in fines, penalties, cost reimbursements or contributions, compensatory or treble damages or non-monetary sanctions or relief. We believe the probability is remote that the outcome of any of these matters will have a material adverse effect on SEI as a whole, notwithstanding that the unfavorable resolution of any matter may have a material effect on our net earnings in any particular interim reporting period. We cannot predict the outcome of legal or other proceedings with certainty. These matters include the proceedings summarized in “Note 10. Commitments and Contingencies” included in our Notes to Consolidated Financial Statements.
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

2024	High	Low	Dividends
First Quarter	$72.54	$61.58	$—
Second Quarter	71.81	63.66	0.46
Third Quarter	70.16	62.38	—
Fourth Quarter	87.25	68.56	0.49

2023	High	Low	Dividends
First Quarter	$64.69	$53.93	$—
Second Quarter	59.87	56.10	0.43
Third Quarter	64.43	58.25	—
Fourth Quarter	64.94	52.20	0.46
According to the records of our transfer agent, there were 194 holders of record of our common stock on December 31, 2024. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
For information on our equity compensation plans, refer to "Note 7. Shareholders' Equity" included in our Notes to Consolidated Financial Statements and Item 12 of this Annual Report on Form 10-K.

Stock Performance Graph:
The following graph shows a comparison from December 31, 2019 through December 31, 2024 of the cumulative total return for our common stock, the NASDAQ Market Index and an Industry Index, a blend of indices including 79% NASDAQ US Asset Managers and Custodians and 21% NASDAQ US Software. This information is obtained from sources believed to be reliable; however, we cannot guarantee their accuracy. Returns are based on historical performance and are not indicative of future results.

Comparison of Cumulative Total Return of SEI Investments Company, Industry Index and Nasdaq Market Index:

SEI Investments Company
NASDAQ Market Index
Industry Index
DOLLARS
$300
$250
$200
$150
$100
$50
2019
2020
2021
2022
2023
2024

ASSUMES $100 INVESTED ON DECEMBER 31, 2019
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDED DECEMBER 31,
Issuer Purchases of Equity Securities:
Our Board of Directors has authorized the repurchase of up to $6.228 billion worth of our common stock. Currently, there is no expiration date for our common stock repurchase program (See Note 7 to the Consolidated Financial Statements). On October 22, 2024, our Board of Directors approved an increase in the stock repurchase program by an additional $400.0 million.
Information regarding the repurchase of common stock during the three months ended December 31, 2024 is:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 2024	175,000	$75.59	175,000	$415,871,000
November 2024	572,000	79.54	572,000	370,390,000
December 2024	2,364,000	84.24	2,364,000	169,600,000
Total	3,111,000	82.89	3,111,000
(1) Average price paid per share does not include excise tax on stock repurchases.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(In thousands, except share and per-share data)
This discussion reviews and analyzes the consolidated financial condition at December 31, 2024 and 2023, the consolidated results of operations for the years ended December 31, 2024, 2023 and 2022, and other factors that may affect future financial performance. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report.
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
Overview
Consolidated Summary
SEI Investments Company is a leading global provider of financial technology, operations, and asset management services within the financial services industry. Investment processing fees are earned as either monthly fees for contracted services or as a percentage of the market value of our clients' assets processed on our platforms. Investment operations and investment management fees are earned as a percentage of assets under management, administration or advised assets. As of December 31, 2024, through our subsidiaries and partnerships in which we have a significant interest, we manage, advise or administer approximately $1.6 trillion in hedge, private equity, mutual fund and pooled or separately managed assets.
Condensed Consolidated Statements of Operations for the years ended 2024, 2023 and 2022 were:

Year Ended December 31,	2024	2023	Percent Change*	2022	Percent Change
Revenues	$2,125,151	$1,919,793	11%	$1,991,037	(4)%
Expenses	1,573,410	1,495,269	5%	1,515,284	(1)%
Income from operations	551,741	424,524	30%	475,753	(11)%
Net gain (loss) from investments	2,790	2,757	1%	(3,078)	NM
Interest income, net of interest expense	48,334	40,444	20%	12,559	222%
Other income	8,151	—	NM	3,379	NM
Equity in earnings of unconsolidated affiliates	135,741	126,930	7%	120,667	5%
Income before income taxes	746,757	594,655	26%	609,280	(2)%
Income taxes	165,566	132,397	25%	133,813	(1)%
Net income	581,191	462,258	26%	475,467	(3)%
Diluted earnings per common share	$4.41	$3.46	27%	$3.46	—%
* Variances noted "NM" indicate the percent change is not meaningful.

Significant Items Impacting Our Financial Results in 2024
Revenues increased $205.4 million, or 11%, to $2.1 billion in 2024 compared to 2023. Net income increased $118.9 million, or 26%, to $581.2 million and diluted earnings per share increased to $4.41 per share in 2024 compared to $3.46 per share in 2023. We believe the following items were significant to our business results during 2024:
•Revenue from Assets under management, administration, and distribution fees increased in 2024 primarily from higher assets under administration due to cross sales to existing alternative investment clients of the Investment Managers segment as well as new sales within the segment. Average assets under administration increased $132.9 billion, or 15%, to $1.0 trillion during 2024, as compared to $880.3 billion during 2023.
•Revenue from the SEI Integrated Cash Program launched in December 2023 in the Investment Advisors segment was $51.5 million during 2024 as compared to $1.5 million in 2023, an increase of $50.0 million. Revenue from this program is included in Asset management, administration and distribution fees on the accompanying Consolidated Statement of Operations.
•Revenue from Asset management, administration and distribution fees also increased from market appreciation and positive cash flows into separately managed account programs and Strategist programs of the Investment Advisors segment. This was partially offset by negative cash flows from SEI fund programs and fee reductions in separately managed account programs. Revenue growth was also partially offset by client losses in the Institutional Investors segment. Average assets under management in equity and fixed income programs, excluding LSV, increased $10.9 billion, or 6%, to $179.5 billion in 2024 as compared to $168.6 billion during 2023.
•Revenue from Information processing and software servicing fees increased in 2024 primarily from new client conversions and growth from existing SEI Wealth PlatformSM (SWP) clients. A one-time early contractual buyout fee of $10.5 million recorded during the second quarter of 2023 from an investment processing client of the Private Banks segment acquired by an existing client partially offset the increase in revenues.
•Earnings from LSV increased to $135.7 million in 2024 as compared to $126.9 million in 2023 due to market appreciation and higher performance fees. Negative cash flows from existing clients and client losses partially offset the increase in earnings from LSV.
•Operating expenses increased from higher personnel costs due to business growth, primarily in the Investment Managers segment, and the impact of inflation on wages and services. Cost containment measures related to consulting and other vendor costs partially offset the increase in operating expenses in 2024.
•During the fourth quarter of 2024, we recognized additional personnel costs from a one-time increase in our incentive compensation awards to employees as a result of better than expected financial results.
•Stock-based compensation costs related to stock options increased during 2024 primarily from the acceleration of $11.2 million in expense from a change in estimate of the attainment of vesting targets for these awards due to strong earnings growth (See the caption "Stock-Based Compensation" later in this discussion for more information).
•Capitalized software development costs were $24.3 million in 2024, of which $13.7 million was for continued enhancements to SWP. Capitalized software development costs also include $10.6 million of software development costs in 2024 for a new platform for the Investment Managers segment.
•Amortization expense related to SWP was $27.5 million in 2024 as compared to $25.6 million in 2023.
•Interest and dividend income was $48.9 million in 2024 as compared to $41.0 million in 2023. The increase in interest and dividend income was due to an overall increase in interest rates and higher invested cash balances.
•In July 2024, SEI sold a condominium located in New York, New York and recognized a net pre-tax gain of $8.2 million after associated costs and expenses. The gain from the sale is included in Other income on the accompanying Consolidated Statement of Operations (See Note 19 to the Notes to Consolidated Financial Statements).
•In December 2024, SEI acquired LifeYield, LLC (LifeYield), a Boston-based, tax-smart technology firm for a cash consideration of $29.0 million (See Note 15 to the Notes to Consolidated Financial Statements).
•Effective tax rates were 22.2% during 2024 and 22.3% during 2023 (See the caption "Income Taxes" later in this discussion for more information).
•SEI repurchased 6.8 million shares of its common stock at an average price of $74.92 per share for a total cost of $512.5 million and paid $120.3 million in cash dividends to shareholders during 2024.

Significant Items Impacting Our Financial Results in 2023
Revenues decreased $71.2 million, or 4%, to $1.9 billion in 2023 compared to 2022. Net income decreased $13.2 million, or 3%, to $462.3 million and diluted earnings per share remained unchanged at $3.46 per share in 2023 compared to 2022. We believe the following items were significant to our business results during 2023:
•Revenue from Information processing and software servicing fees decreased primarily from one-time early termination fees of $88.0 million from a significant client of the Private Banks segment recorded during the first quarter 2022. A one-time early contractual buyout fee of $10.5 million recorded during the second quarter 2023 from an investment processing client of the Private Banks segment acquired by an existing client partially offset the decline in revenues. Revenue from Information processing and software servicing fees was positively impacted by new client conversions and growth from existing SWP clients during 2023.
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
•Capitalized software development costs were $34.0 million in 2023, of which $18.2 million was for continued enhancements to SWP. Capitalized software development costs also include $15.8 million of software development costs for a new platform for the Investment Managers segment.
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
•On November 20, 2023, our wholly-owned operating subsidiary in the United Kingdom closed the acquisition of XPS Pensions (Nexus) Limited, principal employer and scheme funder of the National Pensions Trust. We paid a cash consideration of $43.9 million, net for the acquisition and recorded a contingent consideration of $3.9 million that may be earned by the seller over the two years after the closing, subject to the achievement of certain post-closing performance measurements (See Note 16 to the Notes to Consolidated Financial Statements).
•On December 20, 2023, we acquired Altigo, a cloud-based technology platform that provides inventory, e-subscription, and reporting capabilities for alternative investments, for a cash consideration of $12.5 million (See Note 16 to the Notes to Consolidated Financial Statements).

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
We will continue to invest in improving our technology and operational infrastructure in order to maintain the foundation that we believe enables us to best serve our clients’ needs.
Investment Processing and Software Servicing Fees
Investment processing and software servicing fees in our Private Banks segment primarily include application and business-process-outsourcing services, professional fees and transaction-based services. Application and business-process-outsourcing services revenues are based upon the type and number of investor accounts serviced or as a percentage of the market value of the clients’ asset processed on our platforms. Professional services revenues are earned from contracted, project-oriented services. Transaction-based revenues are primarily earned from fees earned on securities trades executed on behalf of our clients. During the fourth quarter of 2024, approximately 47% of our investment processing and software servicing fees are earned as a percentage of the market value of clients’ asset processed, primarily from SWP and our solution clients.
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
Sensitivity of our revenues and earnings to capital market fluctuations
The majority of our revenues are based on the value of assets invested in investment products that we manage or administer which are affected by changes in the capital markets and the portfolio strategy of our clients or their customers. The continuation of favorable capital market returns during 2024 had a positive impact on our asset-based fees thereby contributing to growth in our base revenues. Macroeconomic factors such as the reacceleration of inflationary pressures, higher long term interest rates, continued monetary stimulus measures from central banks, and geopolitical tensions, among others, could have significant influence on capital markets in 2025 and beyond. Any prolonged future downturns in general capital market conditions could have adverse effects on our revenues and earnings derived from assets under management and administration.
SEI Integrated Cash Program
In December 2023, we launched the SEI Integrated Cash program, an enhanced cash sweep program offered through SPTC's custody services utilizing an SEI-sponsored money market mutual fund for investment-related cash allocations and FDIC-insured deposit accounts through a network of independent banks. Under the terms of the program, SPTC will earn interest income based on the portion of its client’s cash balances held in the FDIC-insured accounts. This program generated revenue of $51.5 million for the Investment Advisors segment in 2024. A decline in market interest rates or an increase in alternative cash management options selected by clients could significantly reduce the earnings derived from this program. The assets related to the SEI Integrated Cash program are included in Platform-only assets-deposit program of the Investment Advisors segment on the accompanying Ending Assets Balances and Average Assets Balances schedules.
External factors affecting the fiduciary management market
The utilization of defined benefit plans by employers in the United States, Canada and the United Kingdom has been steadily declining. A number of our clients of the Institutional Investors segment have frozen or curtailed their defined benefit plans resulting in decreased revenues and earnings. The current growth strategies of our Institutional Investors segment include entering new global markets and placing greater emphasis on defined contribution and not-for-profit organizations fiduciary management sales opportunities. These strategies may not be successful in mitigating the impact of lower revenues resulting from defined benefit client losses.
Business Growth
Implementing new clients and making strategic investments that drive future revenue growth involves financial, managerial, and operational challenges. We may incur significant expenses to position our technology and operational infrastructure in connection with onboarding new clients and developing new products and services to enter new or adjacent markets. Our overall profitability would be negatively affected if strategic investments and expenses associated with such growth are not matched or exceeded on a timely basis by the revenues that are derived from such investment or growth.
Business Acquisitions
To enhance our capabilities, scale our competitive presence, or enable strategic growth, we pursue selective acquisitions. During 2024, we acquired LifeYield. During 2023, we acquired the National Pensions Trust and Altigo. If we are not able to successfully integrate our past and future acquisitions, or we do not fully realize the anticipated benefits, synergies or objectives of these transactions, we may incur additional costs such as impairment charges to goodwill or intangible assets recognized from acquisitions that could adversely affect our results of operations or financial condition.

Ending Asset Balances
This table presents ending asset balances of our clients, or of our clients’ customers, for which we provide management or administrative services through our subsidiaries and partnerships in which we have a significant interest.

Ending Asset Balances
(In millions)	As of December 31,
			Percent Change		Percent Change
	2024	2023		2022
Investment Managers:
Collective trust fund programs (A)	$202,384	$156,376	29%	$141,285	11%
Liquidity funds	188	114	65%	199	(43)%
Total assets under management	$202,572	$156,490	29%	$141,484	11%
Client assets under administration (E)	1,032,812	920,757	12%	794,149	16%
Total assets	$1,235,384	$1,077,247	15%	$935,633	15%
Private Banks:
Equity and fixed-income programs	$25,523	$24,496	4%	$22,377	9%
Collective trust fund programs	4	4	—%	7	(43)%
Liquidity funds	2,688	3,916	(31)%	3,201	22%
Total assets under management	$28,215	$28,416	(1)%	$25,585	11%
Client assets under administration	8,340	7,267	15%	4,151	75%
Total assets	$36,555	$35,683	2%	$29,736	20%
Investment Advisors:
Equity and fixed-income programs	$76,283	$71,634	6%	$66,240	8%
Liquidity funds	3,105	4,812	(35)%	5,436	(11)%
Total Platform assets under management	$79,388	$76,446	4%	$71,676	7%
Platform-only assets	25,244	18,324	38%	13,931	32%
Platform-only assets-deposit program	2,398	843	184%	—	NM
Total Platform assets	$107,030	$95,613	12%	$85,607	12%
Institutional Investors:
Equity and fixed-income programs	$75,481	$77,208	(2)%	$73,178	6%
Collective trust fund programs	1	1	—%	5	(80)%
Liquidity funds	1,511	1,734	(13)%	1,557	11%
Total assets under management	$76,993	$78,943	(2)%	$74,740	6%
Client assets under advisement	5,955	6,120	(3)%	4,314	42%
Total assets	$82,948	$85,063	(2)%	$79,054	8%
Investments in New Businesses:
Equity and fixed-income programs	$2,747	$2,174	26%	$1,912	14%
Liquidity funds	297	209	42%	215	(3)%
Total assets under management	$3,044	$2,383	28%	$2,127	12%
Client assets under advisement	2,185	1,150	90%	1,077	7%
Client assets under administration (E)	14,791	14,807	—%	16,342	(9)%
Total assets	$20,020	$18,340	9%	$19,546	(6)%
LSV:
Equity and fixed-income programs (B)	$86,501	$89,312	(3)%	$83,753	7%

Total:
Equity and fixed-income programs (C)	$266,535	$264,824	1%	$247,460	7%
Collective trust fund programs	202,389	156,381	29%	141,297	11%
Liquidity funds	7,789	10,785	(28)%	10,608	2%
Total assets under management	$476,713	$431,990	10%	$399,365	8%
Advised assets	8,140	7,270	12%	5,391	35%
Client assets under administration (D)	1,055,943	942,831	12%	814,642	16%
Platform-only assets	27,642	$19,167	44%	13,931	38%
Total assets	$1,568,438	$1,401,258	12%	$1,233,329	14%
(A)    Collective trust fund program assets are included in assets under management since SEI is the trustee. Fees earned on this product are less than fees earned on customized asset management programs.
(B)    Equity and fixed-income programs include $1.4 billion of assets managed by LSV in which fees are based solely on performance and are not calculated as an asset-based fee (as of December 31, 2024).
(C)    Equity and fixed-income programs include $6.4 billion of assets invested in various asset allocation funds at December 31, 2024.
(D)    In addition to the assets presented, SEI also administers an additional $10.3 billion in Funds of Funds assets on which SEI does not earn an administration fee (as of December 31, 2024).
(E)    Due to the reorganization of business segments, client assets under administration were reclassified from Investment Managers to Investments in New Businesses (See Note 12 to the Consolidated Financial Statements).

Average Asset Balances
This table presents average asset balances of our clients, or of our clients’ customers, for which we provide management or administrative services through our subsidiaries and partnerships in which we have a significant interest.

Average Asset Balances
(In millions)	For the Year Ended December 31,
			Percent Change		Percent Change
	2024	2023		2022
Investment Managers:
Collective trust fund programs (A)	$187,604	$148,097	27%	$125,595	18%
Liquidity funds	226	261	(13)%	311	(16)%
Total assets under management	$187,830	$148,358	27%	$125,906	18%
Client assets under administration (E)	990,305	859,596	15%	821,256	5%
Total assets	$1,178,135	$1,007,954	17%	$947,162	6%
Private Banks:
Equity and fixed-income programs	$25,336	$23,638	7%	$23,326	1%
Collective trust fund programs	5	6	(17)%	7	(14)%
Liquidity funds	3,077	3,537	(13)%	3,834	(8)%
Total assets under management	$28,418	$27,181	5%	$27,167	—%
Client assets under administration	8,027	4,976	61%	4,204	18%
Total assets	$36,445	$32,157	13%	$31,371	3%
Investment Advisors:
Equity and fixed-income programs	$75,115	$68,407	10%	$70,394	(3)%
Liquidity funds	4,073	4,960	(18)%	5,682	(13)%
Total Platform assets under management	$79,188	$73,367	8%	$76,076	(4)%
Platform-only assets	22,100	16,026	38%	13,574	18%
Platform-only assets-deposit program	1,274	70	NM	—	NM
Total Platform assets	$102,562	89,463	15%	89,650	—%
Institutional Investors:
Equity and fixed-income programs	$76,622	$74,546	3%	$79,415	(6)%
Collective trust fund programs	1	4	(75)%	5	(20)%
Liquidity funds	1,976	1,636	21%	1,939	(16)%
Total assets under management	$78,599	$76,186	3%	$81,359	(6)%
Client assets under advisement	7,231	4,479	61%	4,330	3%
Total assets	$85,830	$80,665	6%	$85,689	(6)%
Investments in New Businesses:
Equity and fixed-income programs	$2,421	$2,053	18%	$1,968	4%
Liquidity funds	375	205	83%	247	(17)%
Total assets under management	$2,796	$2,258	24%	$2,215	2%
Client assets under advisement	1,801	1,089	65%	1,191	(9)%
Client assets under administration (E)	14,949	15,773	(5)%	16,391	(4)%
Total assets	$19,546	$19,120	2%	$19,797	(3)%
LSV:
Equity and fixed-income programs (B)	$90,908	$85,661	6%	$87,220	(2)%

Total:
Equity and fixed-income programs (C)	$270,402	$254,305	6%	262,323	(3)%
Collective trust fund programs	187,610	148,107	27%	125,607	18%
Liquidity funds	9,727	10,599	(8)%	12,013	(12)%
Total assets under management	$467,739	$413,011	13%	$399,943	3%
Client assets under advisement	9,032	5,568	62%	5,521	1%
Client assets under administration (D)	1,013,281	880,345	15%	841,851	5%
Platform-only assets	23,374	16,096	45%	13,574	19%
Total assets	$1,513,426	$1,315,020	15%	$1,260,889	4%

(A)    Collective trust fund program average assets are included in assets under management since SEI is the trustee. Fees earned on this product are less than fees earned on customized asset management programs.
(B)    Equity and fixed-income programs include assets managed by LSV in which fees are based solely on performance and are not calculated as an asset-based fee. The average value of these assets for the year ended December 31, 2024 was $1.7 billion.
(C)    Equity and fixed-income programs include $6.3 billion of average assets invested in various asset allocation funds for the year ended December 31, 2024.
(D)    In addition to the assets presented, SEI also administers an additional $8.8 billion of average assets in Funds of Funds assets for the year ended December 31, 2024 on which SEI does not earn an administration fee.
(E)    Due to the reorganization of business segments, client assets under administration were reclassified from Investment Managers to Investments in New Businesses (See Note 12 to the Consolidated Financial Statements).
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

Business Segments
Revenues, Expenses and Operating profit (loss) for our business segments for the year ended 2024 compared to the year ended 2023, and for the year ended 2023 compared to the year ended 2022 were:

Year Ended December 31,	2024	2023	Percent Change	2022	Percent Change
Investment Managers:
Revenues	$728,390	$645,254	13%	$599,661	8%
Expenses	453,085	419,196	8%	381,965	10%
Operating profit	$275,305	$226,058	22%	$217,696	4%
Operating margin	38%	35%		36%
Private Banks:
Revenues	541,414	496,317	9%	570,010	(13)%
Expenses	460,375	448,490	3%	467,821	(4)%
Operating profit	$81,039	$47,827	69%	$102,189	(53)%
Operating margin	15%	10%		18%
Investment Advisors:
Revenues	509,408	436,298	17%	447,766	(3)%
Expenses	282,902	259,142	9%	251,650	3%
Operating profit	$226,506	$177,156	28%	$196,116	(10)%
Operating margin	44%	41%		44%
Institutional Investors:
Revenues	285,723	289,708	(1)%	323,353	(10)%
Expenses	154,701	165,455	(6)%	172,252	(4)%
Operating profit	$131,022	$124,253	5%	$151,101	(18)%
Operating margin	46%	43%		47%
Investments in New Businesses:
Revenues	60,216	52,216	15%	50,247	4%
Expenses	74,699	70,745	6%	73,432	(4)%
Operating loss	$(14,483)	$(18,529)	(22)%	$(23,185)	(20)%
For additional information pertaining to our business segments, see Note 12 to the Consolidated Financial Statements.

Investment Managers
Revenues increased $83.1 million, or 13%, in 2024 compared to the prior year. Revenues during 2024 were primarily affected by:
•Increased revenues from additional services provided to our largest alternative fund clients; and
•Positive cash flows into alternative and traditional funds from new and existing clients; partially offset by
•Client losses and fund closures.
Revenues increased $45.6 million, or 8%, in 2023 compared to the prior year. Revenues during 2023 were primarily affected by:
•Increased revenues from new products launched and additional services provided to our largest alternative fund clients; and
•Positive cash flows into alternative and traditional funds from new and existing clients; partially offset by
•Client losses and fund closures.
Operating margins were 38% in 2024 and 35% in 2023. Operating income increased $49.2 million, or 22%, in 2024 compared to the prior year. Operating income during 2024 was primarily affected by:
•An increase in revenues as mentioned above; and
•Decreased non-capitalized investment spending, mainly consulting costs; partially offset by
•Increased costs associated with new business, primarily personnel expenses and third-party vendor costs;
•Costs to enhance, support and maintain technologies and investment service capabilities; and
•Increased incentive compensation and stock-based compensation costs related to the attainment of strong financial results during 2024.
Operating margins were 35% in 2023 and 36% in 2022. Operating income increased $8.4 million, or 4%, in 2023 compared to the prior year. Operating income during 2023 was primarily affected by:
•An increase in revenues; and
•Decreased non-capitalized investment spending, mainly consulting costs; partially offset by
•Increased costs associated with new business, primarily personnel expenses and third-party vendor costs;
•Increased personnel costs due to competitive labor markets; and
•The write off of $5.3 million in previously capitalized software development costs.
Private Banks

Year Ended December 31,	2024	2023	Percent Change	2022	Percent Change
Revenues:
Investment processing and software servicing fees	$401,267	$363,730	10%	$447,916	(19)%
Asset management, administration & distribution fees	140,147	132,587	6%	122,094	9%
Total revenues	$541,414	$496,317	9%	$570,010	(13)%
Revenues increased $45.1 million, or 9%, in 2024 compared to the prior year. Revenues during 2024 were primarily affected by:
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
Revenues decreased $73.7 million, or 13%, in 2023 compared to the prior year. Revenues during 2023 were primarily affected by:
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
Operating margins were 15% in 2024 and 10% in 2023. Operating income increased $33.2 million, or 69%, in 2024 compared to the prior year. Operating income in 2024 was primarily affected by:
•An increase in revenues as mentioned above; and
•Decreased costs, mainly non-capitalized consulting and other vendor costs from cost containment measures; partially offset by
•Increased amortization expense related to SWP;
•Increased personnel costs from business growth; and
•Increased incentive compensation and stock-based compensation costs related to the attainment of strong financial results during 2024.
Operating margins were 10% in 2023 and 18% in 2022. Operating income decreased $54.4 million, or 53%, in 2023 compared to the prior year. Operating income in 2023 was primarily affected by:
•A decrease in revenues;
•Increased personnel costs due to competitive labor markets; and
•Increased costs, mainly personnel costs, primarily related to maintenance, support and client migrations to SWP; partially offset by
•Decreased non-capitalized consulting costs;
•Decreased amortization expense related to SWP; and
•Decreased amortization expense related to deferred sales commissions.
Investment Advisors

Year Ended December 31,	2024	2023	Percent Change	2022	Percent Change
Revenues:
Investment management fees-SEI fund programs	$233,992	$239,244	(2)%	$263,266	(9)%
Separately managed account fees	197,638	174,418	13%	162,762	7%
Other fees	77,778	22,636	244%	21,738	4%
Total revenues	$509,408	$436,298	17%	$447,766	(3)%
Revenues increased $73.1 million, or 17%, in 2024 compared to the prior year. Revenues during 2024 were primarily affected by:
•Increased fee revenue of $50.0 million from the SEI Integrated Cash Program; and
•Increased fees from separately managed account programs and Strategist programs due to growth from new and existing clients and market appreciation; partially offset by
•Decreased investment management fees from SEI fund programs resulting from the continued shift out of SEI fund programs into separately managed accounts and other investment products; and
•Fee reductions in our separately managed account programs.
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

Operating margins were 44% in 2024 and 41% in 2023. Operating income increased $49.4 million, or 28%, in 2024 compared to the prior year. Operating income in 2024 was primarily affected by:
•An increase in revenues as mentioned above; and
•Decreased non-capitalized consulting costs; partially offset by
•Increased direct expenses associated with the increase in separately managed account fees;
•Increased personnel costs from business growth; and
•Increased incentive compensation and stock-based compensation costs related to the attainment of strong financial results during 2024.
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
Institutional Investors
Revenues decreased $4.0 million, or 1%, in 2024 compared to the prior year. Revenues during 2024 were primarily affected by:
•Decreased investment management fees from client losses; partially offset by
•Increased investment management fees from existing clients due to higher assets under management due to market appreciation;
•Revenues from new Outsourced Chief Investment Officer (OCIO) platform clients; and
•Added revenues from the acquisition of XPS Pensions (Nexus) Limited.
Revenues decreased $33.6 million, or 10%, in 2023 compared to the prior year. Revenues during 2023 were primarily affected by:
•Decreased investment management fees from defined benefit client losses; partially offset by
•Revenues from new Outsourced Chief Investment Officer (OCIO) platform clients; and
•The positive impact from market appreciation on our asset-based fees.
Operating margins were 46% in 2024 and 43% in 2023. Operating income increased $6.8 million, or 5%, in 2024 compared to the prior year. Operating income during 2024 was primarily affected by:
•Decreased direct expenses associated with investment management fees;
•Decreased costs, primarily personnel, related to cost containment measures; and
•A one-time operational charge of $4.5 million related to a client reimbursement during the second quarter 2023; partially offset by
•A decrease in revenues as mentioned above;
•Increased costs and amortization related to the acquisition of XPS Pensions (Nexus) Limited; and
•Increased stock-based compensation costs related to the attainment of strong financial results during 2024.
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

Investments in New Businesses

	2024	2023	Percent Change	2022	Percent Change
Revenues:
SEI Family Office Services	$34,641	$32,234	7%	$30,873	4%
SEI Private Wealth Management	20,501	18,244	12%	17,907	2%
Other	5,074	1,738	192%	1,467	18%
Total revenues	$60,216	$52,216	15%	$50,247	4%
Revenues increased $8.0 million, or 15%, in 2024 compared to the prior year. Revenues during 2024 were primarily affected by:
•Increased revenues from hosted technology offerings through SEI Family Office Services due to increased non-recurring implementation fees and new business; and
•Increased revenues from SEI Private Wealth Management through higher assets under advisement due to market appreciation and new business.
Revenues increased $2.0 million, or 4%, in 2023 compared to the prior year. Revenues during 2023 were primarily affected by:
•Increased revenues from hosted technology offerings through SEI Family Office Services due new business; partially offset by
•Decreased non-recurring implementation fees for hosted technology offerings through SEI Family Office Services.
Other
Corporate overhead expenses
Corporate overhead expenses primarily consist of general and administrative expenses and other costs not directly attributable to a reportable business segment. Corporate overhead expenses were $147.6 million, $132.2 million and $168.2 million in 2024, 2023 and 2022, respectively. The increase in corporate overhead expenses during 2024 was primarily due to incentive compensation, severance costs, stock-based compensation costs and investments in upgrading and enhancing various technologies utilized by corporate overhead units. Additionally, personnel costs increased from enhancements to further build our compliance infrastructure. The decrease in corporate overhead expenses during 2023 was primarily due to personnel costs associated with the VSP recorded in the third quarter of 2022 (See Note 14 to the Consolidated Financial Statements). Non-recurring consulting costs related to corporate strategic planning, target market review and other corporate analysis projects partially offset the decrease in corporate overhead expenses in 2023.
Other income and expense items
Other income and expense items on the accompanying Consolidated Statements of Operations consist of:

Year Ended December 31,	2024	2023	2022
Equity in earnings of unconsolidated affiliates	$135,741	$126,930	$120,667
Interest and dividend income	48,897	41,027	13,308
Net gain (loss) from investments	2,790	2,757	(3,078)
Interest expense	(563)	(583)	(749)
Other income	8,151	—	3,379
Total other income and expense items, net	$195,016	$170,131	$133,527
Equity in earnings of unconsolidated affiliates
Equity in earnings of unconsolidated affiliate reflects our 38.6% ownership interest in LSV. The table below presents the revenues and net income of LSV and our proportionate share in LSV's earnings.

	2024	2023	Percent Change	2022	Percent Change
Revenues	$457,589	$426,270	7%	$406,895	5%
Net income	351,815	328,905	7%	312,180	5%

SEI's proportionate share in the earnings of LSV	$135,741	$126,930	7%	$120,667	5%

The increase in earnings from LSV in 2024 and 2023 was primarily due to higher assets under management from market appreciation and higher performance fees. Negative cash flows from existing clients and client losses partially offset the increase in earnings from LSV. Average assets under management by LSV increased $5.2 billion to $90.9 billion during 2024 as compared to $85.7 billion during 2023, an increase of 6%.
Interest and dividend income
Interest and dividend income is earned based upon the amount of cash that is invested daily. The increase in interest and dividend income in 2024 was due to rising market interest rates during 2023 and higher invested cash balances. The increase in 2023 was due to increased market interest rates.
Net gain (loss) from investments
Net gains and losses from investments during 2024 and 2023 were primarily due to realized and unrealized gains and losses recorded in current earnings related to the investment funds sponsored by LSV, equity holdings and SEI-sponsored investment products (See Note 5 to the Consolidated Financial Statements).
Other income
Other income during 2024 is related to a net gain of $8.2 million recognized from the sale of property located in New York, New York (See Note 19 to the Consolidated Financial Statements).
Amortization
Amortization expense on the accompanying Consolidated Statements of Operations consists of:

	2024	2023	Percent Change	2022	Percent Change
Capitalized software development costs	$28,100	$26,227	7%	$41,437	(37)%
Intangible assets	13,448	12,161	11%	12,580	(3)%
Other	321	281	14%	263	7%
Total amortization expense	$41,869	$38,669	8%	$54,280	(29)%
Capitalized software development costs
The increase in amortization expense related to capitalized software development costs during 2024 was primarily due to significant enhancements to SWP placed into service during 2024. The decline in amortization expense in 2023 was due to the amortization period associated with the initial development work related to SWP which began in mid-2007 when the platform was determined to be ready for its intended use. The amortization expense related to these initial software development costs ended in the second quarter of 2022 (See Note 1 to the Consolidated Financial Statements). We expect to recognize amortization expense of $28.6 million related to all capitalized software development costs in 2025.
Intangible assets
The increase in amortization expense related to intangible assets and asset purchases in 2024 was due to the acquisitions of XPS Pensions (Nexus) Limited and Altigo during the fourth quarter 2023 (See Note 15 to the Consolidated Financial Statements). Through these transactions, we acquired intangible assets related to technology, trade names and client relationships which are amortized over the estimated useful life of the assets. We expect to recognize amortization expense of $13.5 million related to all intangible assets in 2025.
Income Taxes
Our effective tax rate was 22.2% for 2024, 22.3% for 2023 and 22.0% for 2022. The effective tax rate is affected by recurring items, such as the U.S. federal tax rates and tax rates in various states and foreign jurisdictions and the relative amount of income earned in those jurisdictions. The income earned by jurisdiction has been fairly consistent. The effective tax rate is also affected by discrete items that may occur in any given year, but are not consistent from year to year.

Below are the most significant recurring and discrete items (See Note 11 to the Consolidated Financial Statements for more information):

Year Ended December 31,	2024	2023	2022
Statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal tax benefit	2.1	2.6	2.9
Foreign tax expense and tax rate differential	0.2	(0.3)	(0.2)
Tax benefit from stock option exercises	(0.7)	(0.3)	(0.7)
Research and development tax credit	(0.9)	(1.1)	(1.1)
Foreign-Derived Intangible Income Deduction (FDII)	(0.2)	(0.3)	(0.3)
Other, net	0.7	0.7	0.4
	22.2%	22.3%	22.0%
The decrease in the effective rate in 2024 was primarily due to the recognition of tax credits and a reduction of the valuation reserve for net operating losses impacting our state tax rate. Increased tax benefits related to stock option exercises as compared to the prior year also reduced our effective rate. The increased corporate tax rate in the United Kingdom partially offset the decline in the effective tax rate in 2024.
The Organization for Economic Co-operation and Development (OECD) has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar Two). Certain aspects of Pillar Two became effective January 1, 2024 and other aspects are effective January 1, 2025. While it is uncertain whether the U.S. will enact legislation to adopt Pillar Two, certain countries in which we operate have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar Two. We have determined Pillar Two has not had a material impact on our effective tax rate, consolidated results of operation, financial position, or cash flows.
Stock-Based Compensation
During 2024, 2023 and 2022, we recognized approximately $58.6 million, $31.3 million and $39.4 million, respectively, in stock-based compensation expense. Our stock-based compensation expense in 2024 primarily consisted of $41.2 million related to stock options and $16.7 million related to restricted stock units (RSUs). The amount of stock-based compensation expense related to stock options is recognized based upon an estimate of when the financial vesting targets may be achieved. Any change in estimate could result in the remaining amount of stock-based compensation expense to be accelerated, spread out over a longer period, or reversed. This may cause volatility in the recognition of stock-based compensation expense and materially affect earnings (See Note 7 to the Consolidated Financial Statements for more information).
During 2024, 2023 and 2022, we revised the estimates of when certain vesting targets for stock options were expected to be achieved. These changes in estimates resulted in an increase in stock-based compensation expense of $11.2 million in 2024, and a decrease of $6.9 million and $4.9 million in 2023 and 2022, respectively.
There was approximately $67.9 million of unrecognized compensation cost related to unvested employee stock options at December 31, 2024 and we expect to recognize approximately $31.1 million in stock-based compensation costs for stock options in 2025.
There was approximately $52.7 million of unrecognized compensation cost related to RSUs at December 31, 2024 and we expect to recognize approximately $25.6 million in stock-based compensation costs for RSUs in 2025.
Fair Value Measurements
The fair value of financial assets and liabilities, except for the investment funds sponsored by LSV, is determined in accordance with the fair value hierarchy. The fair value of the investment funds sponsored by LSV is measured using the net asset value per share (NAV) as a practical expedient. The fair value of all other financial assets are determined using Level 1 or Level 2 inputs and consist mainly of investments in equity or fixed-income investment products that are quoted daily and Government National Mortgage Association (GNMA) and other U.S. government agency securities that are single issuer pools that are valued based on current market data of similar assets. Level 3 financial liabilities at December 31, 2024 and December 31, 2023 consist of contingent considerations resulting from business acquisitions (See Note 15 to the Consolidated Financial Statements).

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
SEI and some of our regulated subsidiaries have undergone or been scheduled to undergo a range of periodic or thematic reviews, examinations or investigations by numerous regulatory authorities around the world, including the Office of the Comptroller of the Currency, the Securities and Exchange Commission, the Financial Industry Regulatory Authority, the Financial Conduct Authority of the United Kingdom (FCA), the Central Bank of Ireland (CBI), the Commission de Surveillance du Secteur Financier (CSSF) of the Grand Duchy of Luxembourg, and others. These regulatory activities typically result in the identification of matters or practices to be addressed by us or our subsidiaries and, in certain circumstances, the regulatory authorities require remediation activities or pursue enforcement proceedings against us or our subsidiaries. As described under the caption “Regulatory Considerations” in Item 1 of this report, the range of possible sanctions that are available to regulatory authorities include limitations on our ability to engage in business for specified periods of time or with certain restrictions, the revocation of registration, censures and fines. The direct and indirect costs of responding to these regulatory activities and of complying with new or modified regulations, as well as the potential financial costs and potential reputational impact against us of any enforcement proceedings that might result, is uncertain but could have a material adverse impact on our operating results or financial position.
Liquidity and Capital Resources

Year Ended December 31,	2024	2023	2022
Net cash provided by operating activities	$622,343	$447,030	$566,119
Net cash used in investing activities	(117,302)	(141,543)	(89,809)
Net cash used in financing activities	(494,401)	(331,324)	(437,235)
Effect of exchange rate changes on cash and cash equivalents	(5,445)	7,476	(17,474)
Net increase (decrease) in cash and cash equivalents	5,195	(18,361)	21,601
Cash, cash equivalents and restricted cash, beginning of year	834,998	853,359	831,758
Cash, cash equivalents and restricted cash, end of year	$840,193	$834,998	$853,359
Our credit facility provides for borrowings up to $325.0 million and is scheduled to expire in April 2026. As of January 31, 2025, we had outstanding letters of credit of $4.9 million which reduced the amount available under the credit facility. These letters of credit were primarily issued for the expansion of the corporate headquarters and are due to expire in 2025. As of January 31, 2025, the amount of the credit facility available for corporate purposes was $320.1 million.
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
The majority of excess cash reserves are primarily placed in accounts located in the United States that invest in SEI-sponsored money market mutual funds denominated in the U.S. dollar. We also utilize demand deposit accounts or money market accounts at several well-established financial institutions located in the United States. Accounts used to manage these excess cash reserves do not impose any restrictions or limitations that would prevent us from being able to access such cash amounts immediately. As of January 31, 2025, the amount of cash and cash equivalents considered free and immediately accessible for other general corporate purposes was $276.3 million.
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

Cash flows from operations increased $175.3 million in 2024 compared to 2023 primarily from the increase in net income, the increase in accrued liabilities primarily due to higher personnel compensation costs, increased partnership distributions from our unconsolidated affiliate, LSV, and non-cash items. The increase in cash flows from operations was partially offset by higher receivables from clients of the Investment Managers segment. Cash flows from operations decreased $119.1 million in 2023 compared to 2022 primarily from the decrease in net income, an increase in receivables from clients of the Investment Managers segment, and a decrease in accrued liabilities primarily from payments related to the VSP.
Net cash used in investing activities includes:
•Purchases, sales and maturities of marketable securities. Our purchases, sales and maturities of marketable securities during 2024, 2023 and 2022 were as follows:

	2024	2023	2022
Purchases	$(177,025)	$(143,389)	$(178,217)
Sales and maturities	152,917	121,988	161,160
Net investing activities from marketable securities	$(24,108)	$(21,401)	$(17,057)
See Note 5 to the Consolidated Financial Statements for more information related to marketable securities.
•The capitalization of costs incurred in developing computer software. We capitalized $24.3 million, $34.0 million and $35.3 million of software development costs in 2024, 2023 and 2022, respectively. Our software development costs are related to significant enhancements for the expanded functionality of the SEI Wealth Platform and the development of a new platform for the Investment Managers segment (See Note 1 to the Consolidated Financial Statements).
•Capital expenditures. Capital expenditures in 2024, 2023 and 2022 primarily include capital outlays for purchased software and equipment for data center operations. We continue to evaluate improvements to our information technology infrastructure which, if implemented, will result in additional expenditures for purchased software and equipment for data center operations.
•Cash paid for acquisitions, net of cash acquired. In 2024, we made a net cash payment of $29.0 million for the acquisition of LifeYield. In 2023, we made net cash payments of $43.9 million and $12.5 million for the acquisitions of XPS Pensions (Nexus) Limited and Altigo, respectively (See Note 15 to the Consolidated Financial Statements).
•Proceeds from fixed asset dispositions. In 2024, we received proceeds of $8.8 million after associated costs and expenses from the sale of property located in New York, New York.
Net cash used in financing activities includes:
•The repurchase of our common stock. The Board of Directors has authorized the repurchase of common stock through multiple authorizations. Currently, there is no expiration date for the common stock repurchase program. The following table lists information regarding repurchases of common stock during 2024, 2023 and 2022:

Year	Total Number of Shares Repurchased	Average Price Paid per Share	Total Cost
2024	6,840,000	$74.92	$512,477
2023	5,237,000	59.34	310,769
2022	5,914,000	57.22	338,442
•Proceeds from the issuance of our common stock. We received $126.0 million, $101.2 million and $58.2 million in proceeds from the issuance of common stock during 2024, 2023 and 2022, respectively. The proceeds we receive from the issuance of common stock is directly attributable to the levels of stock option exercise activity.
•Dividend payments. Cash dividends paid during 2024, 2023 and 2022 were as follows:

Year	Cash Dividends Paid	Cash Dividends Paid per Share
2024	$120,346	$0.92
2023	114,837	0.86
2022	109,830	0.80
The Board of Directors declared a semi-annual cash dividend of $0.49 per share on December 12, 2024. The dividend was paid on January 8, 2025 for a total of $63.9 million.

Cash Requirements
Cash requirements and liquidity needs are primarily funded through cash flow from operations and our capacity for additional borrowing. At December 31, 2024, unused sources of liquidity consisted of cash and cash equivalents and the amount available under our credit facility.
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
Goodwill is tested for impairment at the reporting unit level annually or more frequently if events or changes in circumstances would more likely than not reduce the fair value of a reporting unit below its carrying value. We have four reporting units subject to goodwill impairment testing. As of December 31, 2024, no impairment of goodwill has been identified.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Information required by this item is set forth under the captions "Our revenues and earnings are affected by changes in capital markets and significant changes in the value of financial instruments" and "Changes in interest rates may affect the value of our fixed-income investment securities" in Item 1A, Risk Factors and under the captions "Sensitivity of our revenues and earnings to capital market fluctuations" and "SEI Integrated Cash Program" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 8. Financial Statements and Supplementary Data.
All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
SEI Investments Company:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of SEI Investments Company and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule II referred to in Item 15(2) of this Form 10-K (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 20, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Recoverability of SEI Wealth PlatformSM (SWP) Capitalized Software Development Costs
As discussed in Note 1 to the consolidated financial statements, the Company’s capitalized software development costs primarily relate to the further development of SWP. As of December 31, 2024, the net book value of SWP was $204,621. The Company evaluates the carrying value of capitalized software development costs when circumstances indicate the carrying value may not be recoverable. The review of capitalized software development costs for recoverability requires significant assumptions about operating strategies, underlying technologies utilized, and external market factors. External market factors include, but are not limited to, expected levels of competition, barriers to entry by potential competitors, stability in the target market and government regulations.

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
February 20, 2025

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
SEI Investments Company:
Opinion on Internal Control Over Financial Reporting
We have audited SEI Investments Company and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and December 31, 2023, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule II referred to in Item 15(2) of this From 10-K (collectively, the consolidated financial statements), and our report dated February 20, 2025 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Philadelphia, Pennsylvania
February 20, 2025

Consolidated Balance Sheets	SEI Investments Company
(Dollars in thousands, except per share data)	and Subsidiaries

December 31,	2024	2023
Assets
Current Assets:
Cash and cash equivalents	$839,891	$834,697
Restricted cash	302	301
Receivables from investment products	54,118	55,886
Receivables, net of allowance for doubtful accounts of $1,435 and $663	567,634	501,434
Securities owned	29,583	31,334
Other current assets	60,282	54,464
Total Current Assets	1,551,810	1,478,116
Property and Equipment, net of accumulated depreciation of $493,219 and $474,034	159,643	171,364
Operating Lease Right-of-Use Assets	28,905	22,477
Capitalized Software, net of accumulated amortization of $641,071 and $612,971	236,023	239,783
Investments	315,567	273,510
Goodwill	170,287	137,333
Intangible Assets, net of accumulated amortization of $55,835 and $42,520	77,370	82,443
Deferred Contract Costs	45,855	40,221
Deferred Income Taxes	51,984	37,709
Other Assets, net	47,162	37,047
Total Assets	$2,684,606	$2,520,003
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	SEI Investments Company
(Dollars in thousands, except per-share data)	and Subsidiaries

December 31,	2024	2023
Liabilities and Equity
Current Liabilities:
Accounts payable	$13,081	$10,618
Accrued liabilities	347,513	318,945
Current portion of long-term operating lease liabilities	7,900	8,118
Deferred revenue	12,019	15,366
Total Current Liabilities	380,513	353,047
Long-term Income Taxes Payable	803	803
Long-term Operating Lease Liabilities	24,235	17,235
Other Long-term Liabilities	26,943	17,090
Total Liabilities	432,494	388,175
Commitments and Contingencies
Shareholders' Equity:
Common stock, $.01 par value, 750,000,000 shares authorized; 126,839,734 and 131,177,513 shares issued and outstanding	1,268	1,312
Capital in excess of par value	1,539,816	1,404,962
Retained earnings	758,003	762,586
Accumulated other comprehensive loss, net	(46,975)	(37,032)
Total Shareholders' Equity	2,252,112	2,131,828
Total Liabilities and Equity	$2,684,606	$2,520,003
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations	SEI Investments Company
(Dollars in thousands, except per-share data)	and Subsidiaries

Year Ended December 31,	2024	2023	2022
Revenues:
Asset management, administration and distribution fees	$1,677,143	$1,514,815	$1,514,063
Information processing and software servicing fees	448,008	404,978	476,974
Total revenues	2,125,151	1,919,793	1,991,037
Expenses:
Subadvisory, distribution and other asset management costs	191,706	189,263	196,732
Software royalties and other information processing costs	34,229	32,289	29,006
Compensation, benefits and other personnel	770,881	714,099	720,029
Stock-based compensation	58,626	31,308	39,403
Consulting, outsourcing and professional fees	211,806	231,469	242,013
Data processing and computer related	151,653	137,036	125,171
Facilities, supplies and other costs	79,282	85,836	74,993
Amortization	41,869	38,669	54,280
Depreciation	33,358	35,300	33,657
Total expenses	1,573,410	1,495,269	1,515,284
Income from operations	551,741	424,524	475,753
Net gain (loss) from investments	2,790	2,757	(3,078)
Interest and dividend income	48,897	41,027	13,308
Interest expense	(563)	(583)	(749)
Other income	8,151	—	3,379
Equity in earnings of unconsolidated affiliates	135,741	126,930	120,667
Income before income taxes	746,757	594,655	609,280
Income taxes	165,566	132,397	133,813
Net income	$581,191	$462,258	$475,467

Basic earnings per common share	$4.47	$3.49	$3.49
Shares used to compute basic earnings per share	130,073	132,593	136,071
Diluted earnings per common share	$4.41	$3.46	$3.46
Shares used to compute diluted earnings per share	131,727	133,728	137,423
Dividends declared per common share	$0.95	$0.89	$0.83
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income	SEI Investments Company
(Dollars in thousands)	and Subsidiaries

Year Ended December 31,	2024	2023	2022
Net income	$581,191	$462,258	$475,467
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(8,282)	9,516	(19,892)
Unrealized holding (loss) gain on investments:
Unrealized holding (losses) gains during the period, net of income taxes of $391, $(675) and $2,893	(1,291)	2,252	(9,700)
Less: reclassification adjustment for (gains) losses realized in net income, net of income taxes of $104, $(48) and $(134)	(370)	167	468
Total other comprehensive (loss) income, net of taxes	(9,943)	11,935	(29,124)
Comprehensive income	$571,248	$474,193	$446,343
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Equity	SEI Investments Company
(Dollars in thousands, except per-share data)	and Subsidiaries

Year Ended December 31,	2024	2023	2022
Shares of Common Stock
Beginning balance	131,178	134,162	138,449
Purchase and retirement of common stock	(6,840)	(5,237)	(5,914)
Issuance of common stock under the employee stock purchase plan	76	85	90
Issuance of common stock under share-based award plans	2,426	2,168	1,537
Ending balance	126,840	131,178	134,162

Common Stock
Beginning balance	$1,312	$1,342	$1,384
Purchase and retirement of common stock	(69)	(52)	(58)
Issuance of common stock under the employee stock purchase plan	1	1	1
Issuance of common stock under share-based award plans	24	21	15
Ending balance	$1,268	$1,312	$1,342

Capital In Excess of Par Value
Beginning balance	$1,404,962	$1,307,162	$1,246,608
Purchase and retirement of common stock	(49,754)	(34,652)	(37,019)
Issuance of common stock under the employee stock purchase plan	4,437	4,273	4,340
Issuance of common stock under share-based award plans	121,545	96,871	53,830
Stock-based compensation	58,626	31,308	39,403
Ending balance	$1,539,816	$1,404,962	$1,307,162

Retained Earnings
Beginning balance	$762,586	$694,287	$632,614
Net income	581,191	462,258	475,467
Purchase and retirement of common stock	(462,655)	(276,065)	(301,365)
Dividends declared ($0.95, $0.89 and $0.83 per share)	(123,119)	(117,894)	(112,429)
Ending balance	$758,003	$762,586	$694,287

Accumulated Other Comprehensive Loss
Beginning balance	$(37,032)	$(48,967)	$(19,843)
Other comprehensive (loss) income	(9,943)	11,935	(29,124)
Ending balance	$(46,975)	$(37,032)	$(48,967)

Total Equity	$2,252,112	$2,131,828	$1,953,824
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	SEI Investments Company
(Dollars in thousands)	and Subsidiaries

Year Ended December 31,	2024	2023	2022
Cash flows from operating activities:
Net income	$581,191	$462,258	$475,467
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	33,358	35,300	33,657
Amortization	41,869	38,669	54,280
Equity in earnings of unconsolidated affiliates	(135,741)	(126,930)	(120,667)
Partner distributions received from unconsolidated affiliate	139,119	121,582	120,849
Stock-based compensation	58,626	31,308	39,403
Provision for losses on receivables	772	(238)	(701)
Deferred income tax benefit	(13,780)	(33,496)	(46,489)
Net (gain) loss from investments	(2,790)	(2,757)	3,078
Net gain from sale of property	(8,151)	—	—
Change in other long-term liabilities	(493)	901	285
Change in other assets	(2,939)	1,273	(6,039)
Contract costs capitalized, net of amortization	(5,634)	(2,293)	(1,692)
Contingent consideration fair value adjustment	(1,547)	—	—
Write off of fixed assets and capitalized software	359	5,613	—
Other	(3,250)	(780)	(4,638)
Change in current assets and liabilities:
Receivables from investment products	1,768	6,128	(2,978)
Receivables	(66,391)	(43,635)	(15,663)
Other current assets	1,851	(5,714)	(5,194)
Advances due from unconsolidated affiliate	(6,896)	(760)	3,063
Accounts payable	2,463	(2,665)	2,971
Accrued liabilities	13,708	(37,083)	32,166
Deferred revenue	(5,129)	349	4,961
Total adjustments	41,152	(15,228)	90,652
Net cash provided by operating activities	$622,343	$447,030	$566,119
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	SEI Investments Company
(Dollars in thousands)	and Subsidiaries

Year Ended December 31,	2024	2023	2022
Cash flows from investing activities:
Additions to property and equipment	(32,226)	(24,835)	(39,191)
Additions to capitalized software	(24,340)	(33,958)	(35,293)
Purchases of marketable securities	(177,025)	(143,389)	(178,217)
Purchases of interest in limited partnerships	(9,483)	—	—
Prepayments and maturities of marketable securities	145,345	121,095	160,981
Sales of marketable securities	7,572	893	179
Proceeds from fixed asset dispositions	9,946	—	—
Cash paid for acquisitions, net of cash acquired	(29,037)	(56,435)	—
Proceeds from insurance settlements	—	—	4,388
Other investing activities	(8,054)	(4,914)	(2,656)
Net cash used in investing activities	(117,302)	(141,543)	(89,809)
Cash flows from financing activities:
Payments under revolving credit facility	—	—	(40,000)
Payment of contingent consideration	—	(8,799)	(868)
Purchase and retirement of common stock	(500,061)	(308,854)	(344,723)
Proceeds from issuance of common stock	126,006	101,166	58,186
Payment of dividends	(120,346)	(114,837)	(109,830)
Net cash used in financing activities	(494,401)	(331,324)	(437,235)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5,445)	7,476	(17,474)

Net increase (decrease) in cash, cash equivalents and restricted cash	5,195	(18,361)	21,601

Cash, cash equivalents and restricted cash, beginning of year	834,998	853,359	831,758

Cash, cash equivalents and restricted cash, end of year	$840,193	$834,998	$853,359

Interest paid	$563	$703	$815
Income taxes paid	$185,297	$145,973	$192,514

Non-cash investing and financing activities
Acquisition of businesses in current assets, property and equipment, current liabilities and other long-term liabilities	$29,000	$59,972	$—
Dividends declared but not paid	$63,877	$61,104	$58,051
The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements	SEI Investments Company
(all figures are in thousands except share and per-share data)	and Subsidiaries
Note 1 – Summary of Significant Accounting Policies
Nature of Operations
SEI Investments Company (the Company), a Pennsylvania corporation, is a leading global provider of financial technology, operations, and asset management services within the financial services industry.
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
The Company is a party to expense limitation agreements with certain SEI-sponsored money market funds subject to Rule 2a-7 of the Investment Company Act of 1940 which establish a maximum level of ordinary operating expenses incurred by the fund in any fiscal year including, but not limited to, fees of the administrator or its affiliates. Under the terms of these agreements, the Company waived $7,538, $22,092 and $35,426 in fees during 2024, 2023 and 2022, respectively.

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
Cash and Cash Equivalents
The Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include $341,311 and $397,838 at December 31, 2024 and 2023, respectively, primarily invested in SEI-sponsored open-ended money market investment products. The SEI-sponsored investment products are considered Level 1 assets.
Restricted Cash
Restricted cash includes $250 at December 31, 2024 and 2023 segregated for regulatory purposes related to trade-execution services conducted by the Company's subsidiary in the United Kingdom, SEI Investments (Europe) Limited (SIEL). Restricted cash also includes $52 and $51 at December 31, 2024 and 2023, respectively, segregated in special reserve accounts for the benefit of customers of the Company's subsidiary SEI Investments Distribution Co. (SIDCO) in accordance with certain rules established by the Securities and Exchange Commission for broker-dealers.
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
Property and Equipment
Property and Equipment are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. Construction in progress includes the cost of construction and other direct costs attributable to the construction. When property and equipment are retired or disposed of, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives using the straight line method for financial statement purposes. No provision for depreciation is made for construction in progress until such time as the relevant assets are completed and put into service. The Company uses other depreciation methods, generally accelerated, for tax purposes where appropriate. Buildings are depreciated over 25 to 39 years. Building improvements have useful lives ranging from 5 to 15 years. Equipment, purchased software and furniture and fixtures have useful lives ranging from 3 to 5 years. Amortization of leasehold improvements is computed using the straight line method over the shorter of the remaining lease term or the estimated useful lives of the improvements.
Investments
The classification of the Company's investments is determined at the time of purchase and reevaluated at each balance sheet date. The Company records its investments in money market funds and commercial paper as cash equivalents. The

Company records its investments in securities owned by SIDCO, equity securities and other investment securities not accounted for under the equity method at fair value. Unrealized gains and losses from the change in fair value of these securities are recognized in current period earnings.
The specific identification method is used to compute the realized gains and losses on all of the Company’s investments (See Note 5).
Securities owned
SIDCO, the Company’s broker-dealer subsidiary, reports changes in fair value of marketable securities through current period earnings due to specialized accounting practices related to investments by broker-dealers.
Available for sale debt securities
Debt securities classified as available-for-sale are reported at fair value as determined by the most recently traded price of each security at the balance sheet date. Unrealized gains and losses associated with the Company's available for sale debt securities, net of income taxes, are reported as a separate component of comprehensive income. The Company evaluates the realizable value of its available for sale debt securities on a quarterly basis. In the event that an other-than-temporary decline in fair value has occurred, the amount of the decline related to a credit loss is reported through current period earnings. Some of the factors considered in determining other-than-temporary impairment include, but are not limited to, the intent of management to sell the security, the likelihood that the Company will be required to sell the security before recovering its cost, and management’s expectation to recover the entire amortized cost basis of the security even if there is no intent to sell the security. The Company did not recognize any impairment charges related to its available for sale debt securities in 2024, 2023 or 2022 (See Note 5).
Equity method investments
The Company accounts for investments in unconsolidated entities that are 20% to 50% owned or are 20% or less owned and have the ability to exercise significant influence over the operating and financial policies of the entity under the equity method of accounting. Investments in limited partnerships are accounted for under the equity method when the Company's investment is more than minor. Under the equity method of accounting, the investments are initially carried at cost and subsequently adjusted by the Company's proportionate share of the entities' net income, which is recognized in current period earnings. Any investments in entities not consolidated or accounted for under the equity method are accounted for under the cost method of accounting. The Company's equity method investments primarily relates to its investment in LSV Asset Management (See Note 2). The Company evaluates equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in current period earnings.
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
Level 1 – Quoted prices in active markets for identical assets or liabilities without adjustment. The Company’s Level 1 assets primarily include investments in investment products sponsored by SEI that are quoted daily.
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
Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment by management. The Company had no Level 3 financial assets at December 31, 2024 or 2023 that were required to be measured at fair value on a recurring basis. The Company's Level 3 financial liabilities at December 31, 2024 and 2023 consist entirely of estimated contingent considerations resulting from business acquisitions.
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
The Company capitalized $24,340, $33,958 and $35,293 of software development costs during 2024, 2023 and 2022, respectively, to further the development of the SEI Wealth PlatformSM (SWP) and the development of a new platform for the Investment Managers segment. The Company capitalized $13,696, $18,183 and $25,735 of software development costs for significant enhancements to SWP during 2024, 2023 and 2022, respectively. As of December 31, 2024, the net book value of SWP was $204,621, which includes $4,300 of capitalized software development costs in-progress associated with future releases.
The Company also capitalized $10,644, $15,775 and $9,558 of software development costs during 2024, 2023 and 2022, respectively, related to a new platform for the Investment Managers segment. Capitalized software development costs in-progress associated with this platform were $30,812 and $20,083 as of December 31, 2024 and 2023, respectively. The platform is not yet ready for use.
Management continually reassesses the estimated useful life of SWP and any change in management’s estimate could result in the remaining amortization expense to be accelerated or spread out over a longer period. As of December 31, 2024, SWP has a weighted average remaining life of 8.2 years. Amortization expense for SWP was $27,510, $25,637 and $35,638 in 2024, 2023 and 2022, respectively, and is included in Amortization expense on the accompanying Consolidated Statements of Operations.
The Company currently expects to recognize amortization expense related to all capitalized software development costs placed into service as of December 31, 2024 each year from 2025 through 2029 as follows:

Year	Expected Amortization Expense Related to Capitalized Software
2025	$28,556
2026	27,550
2027	25,932
2028	23,995
2029	22,384
The Company evaluates the carrying value of capitalized software development costs when circumstances indicate the carrying value may not be recoverable. The review of capitalized software development costs for impairment requires significant assumptions about operating strategies, underlying technologies utilized, and external market factors. External market factors include, but are not limited to, expected levels of competition, barriers to entry by potential competitors, stability in the target market and governmental regulations. During 2023, management decided to abandon certain functionality within the platform for the Investment Managers segment due to a change in development strategy and wrote off $5,250 of previously capitalized software development costs. The expense associated with the write off is reflected in the Investment Managers segment and included in Facilities, supplies and other costs on the accompanying Consolidated Statement of Operations. The Company did not recognize any impairment charges related to its capitalized software development costs in 2024 or 2022.
Business Combinations
The Company accounts for business combinations in accordance with Accounting Standards Codification (ASC) Topic 805, Business Combinations (ASC 805). ASC 805 establishes principles and requirements for recognizing the total consideration transferred, assets acquired and liabilities assumed in a business combination. ASC 805 also provides guidance for recognizing and measuring goodwill acquired in a business combination and requires the acquirer to disclose information needed to evaluate and understand the financial impact of the business combination. The Company recognizes assets and liabilities acquired at their estimated fair values. Management uses judgment to identify the acquired assets and liabilities assumed; estimate the fair value of these assets and liabilities; estimate the useful life of the assets; and assess the appropriate method for recognizing depreciation or amortization expense over the estimated useful life of the assets.
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
Identifiable definite-lived intangible assets on the Company’s Consolidated Balance Sheet are amortized on a straight-line basis according to their estimated useful lives. Goodwill is not amortized but is reviewed for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Current guidance requires that a qualitative assessment be performed to assess goodwill for impairment. The fair value of each reporting unit is compared with its carrying value, including goodwill. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. If the qualitative assessment indicates the carrying value exceeds the fair value, a quantitative impairment test is then utilized to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized. The Company did not recognize any impairment charges related to its goodwill or other intangible assets in 2024, 2023 or 2022. See Note 16 for related disclosures regarding goodwill and intangible assets.
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
Transaction gains and losses from exchange rate fluctuations are included in the results of operations in the periods in which they occur. There were no material gains or losses from exchange rate fluctuations in 2024, 2023 or 2022.
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

The calculations of basic and diluted earnings per share for 2024, 2023 and 2022 are:

	2024	2023	2022
Net income	$581,191	$462,258	$475,467
Shares used to compute basic earnings per common share	130,073,000	132,593,000	136,071,000
Dilutive effect of equity awards	1,654,000	1,135,000	1,352,000
Shares used to compute diluted earnings per common share	131,727,000	133,728,000	137,423,000
Basic earnings per common share	$4.47	$3.49	$3.49
Diluted earnings per common share	$4.41	$3.46	$3.46
Employee stock options to purchase approximately 9,530,000, 11,388,000 and 12,439,000 shares of common stock, with an average exercise price per share of $61.83, $61.32 and $60.35, were outstanding during 2024, 2023 and 2022, respectively, but not included in the computation of diluted earnings per common share because either the performance conditions have not been satisfied or the option’s exercise price was greater than the average market price of the Company’s common stock and the effect on diluted earnings per common share would have been anti-dilutive. Restricted stock units not included in the computation of diluted earnings per common share were immaterial during 2024, 2023 and 2022 (See Note 7).
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

Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07) which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. Business segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (CODM) in deciding how to allocate resources and in assessing performance. The Company adopted ASU 2023-07 for the fiscal year ended December 31, 2024 and applied the disclosure requirements retrospectively to all prior periods presented in the financial statements. See Note 12 for related disclosures regarding the Company's business segments.
New Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures (ASU 2023-09) to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. The Company does not expect ASU 2023-09 to have a significant impact on its consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03) which requires new disclosures to disaggregate prescribed natural expenses underlying any income statement caption. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2024-03 on its consolidated financial statements and related disclosures.

Note 2 – Equity Method Investments
LSV Asset Management
The Company has an investment in the general partnership LSV Asset Management (LSV), a registered investment advisor that provides investment advisory services primarily to institutions, including pension plans and investment companies. LSV is currently an investment sub-advisor for a limited number of SEI-sponsored investment products. As of December 31, 2024, the Company's total partnership interest in LSV was approximately 38.6%.
The Company accounts for its interest in LSV using the equity method because of its less than 50% ownership. The Company’s interest in the earnings of LSV is reflected in Equity in earnings of unconsolidated affiliates on the accompanying Consolidated Statements of Operations.
At December 31, 2024 and 2023, the Company’s total investment in LSV was $114,299 and $110,781, respectively, and is included in Investments on the accompanying Consolidated Balance Sheets (See Note 5). The Company’s proportionate share in the earnings of LSV was $135,741, $126,930 and $120,667 in 2024, 2023 and 2022, respectively. The Company receives partnership distributions related to the earnings of LSV on a quarterly basis. As such, the Company considers these distribution payments as returns on investment rather than returns of the Company's original investment in LSV and has therefore classified the associated cash inflows as an operating activity on the Consolidated Statements of Cash Flows. The Company received partnership distribution payments from LSV of $139,119, $121,582 and $120,849 in 2024, 2023 and 2022, respectively.
These tables contain condensed financial information of LSV:

Condensed Statement of Operations Year ended December 31,	2024	2023	2022
Revenues	$457,589	$426,270	$406,895
Net income	$351,815	$328,905	$312,180

Condensed Balance Sheets December 31,	2024	2023
Current assets	$170,055	$169,867
Non-current assets	5,313	6,568
Total assets	$175,368	$176,435

Current liabilities	$82,356	$74,853
Non-current liabilities	5,382	2,182
Partners’ capital	87,630	99,400
Total liabilities and partners’ capital	$175,368	$176,435
Other Equity Method Investments
The Company's other equity method investments consist of an investment in a non-affiliated limited partnership in which the Company holds a more than minor interest. At December 31, 2024, the Company’s total investment in the limited partnership was $9,483 and is included in Investments on the accompanying Consolidated Balance Sheets (See Note 5). The Company did not hold any interest in the limited partnership at December 31, 2023.

Note 3 – Composition of Certain Financial Statement Captions
Receivables
Receivables on the accompanying Consolidated Balance Sheets consist of:

	2024	2023
Trade receivables	$143,574	$115,356
Fees earned, not billed	403,514	372,291
Other receivables	21,981	14,450
	569,069	502,097
Less: Allowance for doubtful accounts	(1,435)	(663)
Receivables, net	$567,634	$501,434
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
Property and Equipment
Property and Equipment on the accompanying Consolidated Balance Sheets consists of:

	2024	2023
Buildings	$218,112	$216,968
Equipment	196,792	193,096
Land	27,407	26,450
Purchased software	164,659	165,348
Furniture and fixtures	23,068	23,025
Leasehold improvements	22,491	19,827
Construction in progress	333	684
	652,862	645,398
Less: Accumulated depreciation	(493,219)	(474,034)
Property and Equipment, net	$159,643	$171,364
Depreciation expense related to property and equipment for 2024, 2023 and 2022 was $33,358, $35,300 and $33,657, respectively.
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
Deferred contract costs were $45,855 and $40,221 as of December 31, 2024 and 2023, respectively. The Company deferred expenses related to contract costs of $16,473, $11,342 and $12,751 during 2024, 2023 and 2022, respectively. Amortization expense related to deferred contract costs were $10,839, $9,049 and $11,059 during 2024, 2023 and 2022, respectively, and is included in Compensation, benefits and other personnel on the accompanying Consolidated Statements of Operations. Amortization expense during 2022 includes $1,784 in expense accelerated as a result of the termination of a contractual agreement with a significant client (See Note 17). There were no material impairment losses in relation to deferred contract costs during 2024, 2023 or 2022.
Other Assets
Other assets consist of long-term prepaid expenses, deposits and various other assets. Amortization expense for certain other assets for 2024, 2023 and 2022 was $321, $281 and $262, respectively.
Accrued Liabilities
Accrued Liabilities on the accompanying Consolidated Balance Sheets consist of:

	2024	2023
Accrued employee compensation	$129,228	$107,495
Accrued employee benefits and other personnel	8,557	9,797
Accrued voluntary separation program	2,536	21,058
Accrued consulting, outsourcing and professional fees	32,082	32,285
Accrued sub-advisory, distribution and other asset management fees	53,727	49,405
Accrued dividend payable	63,877	61,104
Other accrued liabilities	57,506	37,801
Accrued liabilities	$347,513	$318,945

Note 4 – Fair Value Measurements
The fair value of the Company’s financial assets and liabilities is determined in accordance with the fair value hierarchy. The fair value of the Company’s Level 1 financial assets consists mainly of investments in open-end and closed-end investment products that are quoted daily. Level 2 financial assets consist of Government National Mortgage Association (GNMA) mortgage-backed securities held by the Company's wholly-owned limited purpose federal thrift subsidiary, SEI Private Trust Company (SPTC), Federal Home Loan Bank (FHLB) and other U.S. government agency short-term notes held by SIDCO. The financial assets held by SIDCO were purchased as part of a cash management program requiring only short term, top-tier investment grade government and corporate securities. The financial assets held by SPTC are debt securities issued by GNMA and are backed by the full faith and credit of the U.S. government. These securities were purchased for the sole purpose of satisfying applicable regulatory requirements and have maturity dates which range from 2027 to 2041.
The fair value of the Company's investment funds sponsored by LSV is measured using the net asset value per share (NAV) as a practical expedient. The NAVs of the funds are calculated by the funds' independent custodian and are derived from the fair values of the underlying investments as of the reporting date. The investment funds sponsored by LSV allow for investor redemptions at the end of each calendar month. These investments have not been classified in the fair value hierarchy but are presented in the tables below to permit reconciliation to the amounts presented on the accompanying Consolidated Balance Sheets.
The valuation of the Company's Level 2 financial assets held by SIDCO and SPTC are based upon securities pricing policies and procedures utilized by third-party pricing vendors. The Company's Level 3 financial liabilities at December 31, 2024 and 2023 consist entirely of the estimated fair value of contingent considerations resulting from business acquisitions (See Note 15). The fair value of the contingent considerations were determined using a Monte-Carlo simulation model. There were no transfers of financial assets between levels within the fair value hierarchy during 2024.
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
The fair value of certain financial assets and liabilities of the Company was determined using the following inputs:

	At December 31, 2024
	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
Assets
Equity securities	$40,530	$—	$—	$—	$40,530
Available-for-sale debt securities	—	143,126	—	—	143,126
Securities owned	—	29,583	—	—	29,583
Investment funds sponsored by LSV	—	—	—	8,129	8,129
Total assets measured at fair value	$40,530	$172,709	$—	$8,129	$221,368

Liabilities
Contingent considerations	$—	$—	$14,355	$—	$14,355
Total liabilities measured at fair value	$—	$—	$14,355	$—	$14,355

	At December 31, 2023
	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
Assets
Equity securities	$36,661	$—	$—	$—	$36,661
Available-for-sale debt securities	—	118,752	—	—	118,752
Securities owned	—	31,334	—	—	31,334
Investment funds sponsored by LSV	—	—	—	7,316	7,316
Total assets measured at fair value	$36,661	$150,086	$—	$7,316	$194,063

Liabilities
Contingent considerations	$—	$—	$3,992	$—	$3,992
Total liabilities measured at fair value	$—	$—	$3,992	$—	$3,992

Note 5 – Investments and Other Marketable Securities
The Company's investments include available-for-sale debt securities, investments in SEI-sponsored and non-SEI-sponsored investment products, equities, investments in funds sponsored by its unconsolidated affiliate, LSV, and equity method investments, which primarily relates to its investment in LSV (See Note 2). The Company's other marketable securities include securities owned by SIDCO and investments in money market funds and commercial paper.

Investments on the accompanying Consolidated Balance Sheets consist of:

	2024	2023
Available for sale and equity securities	$183,656	$155,413
Investments in affiliated funds	8,129	7,316
Equity method investments	123,782	110,781
Total	$315,567	$273,510
Available For Sale and Equity Securities
Available For Sale and equity securities consist of:

	At December 31, 2024
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available for sale debt securities	$154,211	$—	$(11,085)	$143,126
SEI-sponsored investment products	33,029	1,615	—	34,644
Equities and other investment products	5,554	332	—	5,886
	$192,794	$1,947	$(11,085)	$183,656

	At December 31, 2023
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available for sale debt securities	$127,681	$—	$(8,929)	$118,752
SEI-sponsored investment products	30,427	818	(19)	31,226
Equities and other investment products	5,301	134	—	5,435
	$163,409	$952	$(8,948)	$155,413
Net unrealized holding losses at December 31, 2024 of the Company's available-for-sale debt securities were $8,536 (net of income tax benefit of $2,549). Net unrealized losses at December 31, 2023 of the Company's available-for-sale debt securities were $6,875 (net of income tax benefit of $2,054). These unrealized losses are associated with the Company’s investments in mortgage-backed securities issued by GNMA and were caused by interest rate increases (See Note 4). The contractual cash flows of these securities are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company's investments. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. Net unrealized gains and losses are reported as a separate component of Accumulated other comprehensive loss on the accompanying Consolidated Balance Sheets.
The following tables provide the scheduled maturities of the Company's available-for-sale debt securities:

	At December 31, 2024
	Cost	Fair Value
Within one year	$—	$—
After one year through five years	4,132	3,763
After 5 years through 10 years	20,323	18,429
After 10 years	129,756	120,934
	$154,211	$143,126

	At December 31, 2023
	Cost	Fair Value
Within one year	$—	$—
After one year through five years	5,679	5,035
After 5 years through 10 years	31,162	28,084
After 10 years	90,840	85,633
	$127,681	$118,752

There were gross realized gains of $475 and gross realized losses of $215 and $602 from available-for-sale debt securities during 2024, 2023 and 2022, respectively. Realized gains and losses from available-for-sale debt securities, including amounts reclassified from accumulated comprehensive loss, are reflected in Net gain (loss) from investments on the accompanying Consolidated Statements of Operations.
There were gross realized gains of $2,218 and gross realized losses of $1,550 from investment products and equities during 2024. In 2023, there were gross realized gains of $661 and gross realized losses of $349 from investment products and equities. In 2022, there were gross realized gains of $263 and gross realized losses of $773 from investment products and equities. Gains and losses from investment products and equities are reflected in Net gain (loss) from investments on the accompanying Consolidated Statements of Operations.
Investments in Affiliated Funds
The Company has an investment in funds sponsored by LSV. The Company records this investment at fair value. Unrealized gains and losses from the change in fair value of these funds are recognized in Net gain (loss) from investments on the accompanying Consolidated Statements of Operations.
The funds had a fair value of $8,129 and $7,316 at December 31, 2024 and 2023, respectively. The Company recognized gains of $813 and $950 during 2024 and 2023, respectively, and losses of $550 during 2022 from the change in fair value of the funds.
Securities Owned
The Company’s broker-dealer subsidiary, SIDCO, has investments in U.S. government agency securities with maturity dates less than one year. These investments are reflected as Securities owned on the accompanying Consolidated Balance Sheets. Due to specialized accounting practices applicable to investments by broker-dealers, the securities are reported at fair value and changes in fair value are recorded in current period earnings. The securities had a fair value of $29,583 and $31,334 at December 31, 2024 and 2023, respectively. There were no material net gains or losses from the change in fair value of the securities during 2024, 2023 and 2022.
Cash Equivalents
The Company's investments in money market funds and commercial paper classified as cash equivalents on the accompanying Consolidated Balance Sheets had a fair value of $541,635 and $565,588 at December 31, 2024 and 2023, respectively. There were no material unrealized or realized gains or losses from these investments during 2024 and 2023.

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
The Company had no borrowings related to the Credit Facility as of December 31, 2024.

As of December 31, 2024, the Company had outstanding letters of credit of $4,866 under the Credit Facility. These letters of credit are scheduled to expire during 2025. The amount of the Credit Facility available for general corporate purposes as of January 31, 2025 was $320,134. The Company was in compliance with all covenants of the Credit Facility during 2024.
The Company incurred $563, $583 and $749 in interest charges and commitment fees relating to the Credit Facility during 2024, 2023 and 2022, respectively, which are reflected in Interest expense on the accompanying Consolidated Statements of Operations.

Note 7 – Shareholders’ Equity
Stock-Based Compensation
On April 2, 2024, the Company’s Board of Directors approved the 2024 Omnibus Equity Compensation Plan (the 2024 Plan), which was later approved by the shareholders of the Company on May 29, 2024. The 2024 Plan became effective upon receipt of the shareholders' approval on May 29, 2024 and is the successor equity compensation plan to the 2014 Equity Compensation Plan (the 2014 Plan) which was merged with and into the 2024 Plan. The 2024 Plan provides for the grant of stock options, stock units, stock awards, stock appreciation rights and other stock-based awards. No further grants will be made under the 2014 Plan, and shares with respect to all grants outstanding under the 2014 Plan will be issued or transferred under the 2024 Plan. Permitted grantees under the 2024 Plan include employees, non-employee directors and consultants who perform services for the Company. The plan is administered by the Compensation Committee of the Board of Directors of the Company. As of December 31, 2024, the Company has restricted stock units and non-qualified stock options outstanding under the 2024 Plan. As of December 31, 2024, a total of 13,602,000 shares of common stock remain available for issuance under the 2024 Plan for future grants.
The Company recognized stock-based compensation expense in its Consolidated Financial Statements in 2024, 2023 and 2022 as follows:

	2024	2023	2022
Stock-based compensation expense	$58,626	$31,308	$39,403
Less: Deferred tax benefit	(11,347)	(5,989)	(7,340)
Stock-based compensation expense, net of tax	$47,279	$25,319	$32,063
Stock Options
All outstanding stock options have performance-based vesting provisions that tie the vesting of stock options to the Company’s financial performance which are established at the time of grant, as well as a service condition which requires a minimum waiting period from the date of grant. The performance targets are measured annually on December 31. The amount of stock-based compensation expense recognized in the period is based upon management’s estimate of when the financial vesting targets may be achieved. Any change in management’s estimate could result in the remaining amount of stock-based compensation expense to be accelerated, spread out over a longer period, or reversed. This may cause volatility in the recognition of stock-based compensation expense in future periods and could materially affect the Company’s earnings.
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
The weighted average fair value of the Company’s stock options granted during 2024, 2023 and 2022 were $23.07, $15.70 and $17.95, respectively, using the following assumptions:

	2024	2023	2022
Expected term (in years)	5.32	5.32	5.84
Expected volatility	23.64%	24.32%	27.79%
Expected dividend yield	1.11%	1.49%	1.40%
Risk-free interest rate	4.34%	3.95%	3.79%
The Company reviews its estimates of when vesting targets will be achieved based upon financial performance on an annual basis. The Company revised its estimates during 2024 which resulted in an increase of $11,181 in stock-based compensation in comparison to the previous management estimate. The change in management’s estimate during 2023 resulted in a decrease of $6,941 and the change in estimate in 2022 resulted in a decrease of $4,915 in stock-based compensation expense in comparison to the previous management estimates.
As of December 31, 2024, there was approximately 6,755,000 unvested employee stock options with an unrecognized compensation cost of $67,910 that the Company expects will vest and be expensed through 2027 with a weighted average period of 2.1 years.
This table presents certain information relating to the Company’s stock option plans for 2024, 2023 and 2022:

	Number of Shares	Weighted Average Price
Balance as of December 31, 2021	19,084,000	$54.35
Granted	2,215,000	61.74
Exercised	(1,537,000)	35.03
Expired or canceled	(992,000)	59.52
Balance as of December 31, 2022	18,770,000	$56.52
Granted	1,871,000	62.01
Exercised	(2,148,000)	45.11
Expired or canceled	(1,073,000)	59.79
Balance as of December 31, 2023	17,420,000	$58.31
Granted	1,376,000	85.77
Exercised	(2,411,000)	50.42
Expired or canceled	(994,000)	61.93
Balance as of December 31, 2024	15,391,000	$61.77

Exercisable as of December 31, 2024	8,636,000	$58.94
The expiration dates for options outstanding at December 31, 2024 range from December 8, 2025 to December 12, 2034 with a weighted average remaining contractual life of 6.2 years.
Upon exercise of stock options, the Company will issue new shares of its common shares. The Company does not hold any shares in treasury. The total intrinsic value of options exercised during 2024 and 2023 was $54,101 and $34,499, respectively. The total options exercisable as of December 31, 2024 had an intrinsic value of $203,313. The total options outstanding as of December 31, 2024 had an intrinsic value of $324,138. The total intrinsic value for options outstanding and options exercisable is calculated as the difference between the market value of the Company’s common stock and the exercise price of the shares. The market value of the Company’s common stock as of December 31, 2024 was $82.48 as reported by the Nasdaq Stock Market, LLC.
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

This table presents certain information relating to the Company’s RSUs for 2024, 2023 and 2022:

	Number of RSUs	Weighted Average Grant-Date Fair Value
Balance as of December 31, 2021	—	$—
Granted	467,000	61.27
Vested	—	—
Expired or canceled	—	—
Balance as of December 31, 2022	467,000	$61.27
Granted	373,000	61.76
Vested	(20,000)	57.39
Expired or canceled	(24,000)	61.85
Balance as of December 31, 2023	796,000	$61.58
Granted	395,000	83.02
Vested	(15,000)	55.91
Expired or canceled	(53,000)	61.93
Balance as of December 31, 2024	1,123,000	$69.18
As of December 31, 2024, the unrecognized compensation cost associated with the Company's RSUs was $52,685, which will be expensed through 2027 over a weighed average remaining period of 1.9 years.
Employee Stock Purchase Plan
The Company has an employee stock purchase plan that provides for offerings of common stock to eligible employees at a price equal to 85 percent of the fair market value of the stock at the end of the stock purchase period, as defined. The Company has reserved 15,652,000 shares for issuance under this plan. At December 31, 2024, 12,558,000 cumulative shares have been issued. There were no material costs incurred by the Company related to the employee stock purchase plan in 2024, 2023 and 2022.
Common Stock Buyback
The Board of Directors, under multiple authorizations, has authorized the purchase of the Company’s common stock on the open market or through private transactions. As of December 31, 2024, the Company had approximately $169,600 of authorization remaining for the purchase of common stock. The following table provides the total number of shares repurchased and the related total costs in 2024, 2023 and 2022:

Year	Total Number of Shares Repurchased	Total Cost
2024	6,840,000	$512,477
2023	5,237,000	310,769
2022	5,914,000	338,442
The cost of stock purchases during the annual period includes the cost of excise taxes applicable to stock repurchases and certain transactions that settled in the following year. The Company immediately retires its common stock when purchased. Upon retirement, the Company reduces Capital in excess of par value for the average capital per share outstanding and the remainder is charged against Retained earnings. If the Company reduces its Retained earnings to zero, any subsequent purchases of common stock will be charged entirely to Capital in excess of par value.
Cash Dividends
On May 29, 2024, the Board of Directors declared a cash dividend of $0.46 per share on the Company’s common stock, which was paid on June 18, 2024, to shareholders of record on June 10, 2024. On December 12, 2024, the Board of Directors declared a cash dividend of $0.49 per share on the Company’s common stock, which was paid on January 8, 2025, to shareholders of record on December 27, 2024.
The cash dividends declared in 2024, 2023 and 2022 were $123,119, $117,894 and $112,429, respectively. The Board of Directors has indicated its intention to declare future cash dividends on a semiannual basis.

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

	Foreign Currency Translation Adjustments	Unrealized Holding Gains (Losses) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2022	$(19,781)	$(62)	$(19,843)

Other comprehensive loss before reclassifications	(19,892)	(9,700)	(29,592)
Amounts reclassified from accumulated other comprehensive loss	—	468	468
Net current-period other comprehensive loss	(19,892)	(9,232)	(29,124)

Balance, December 31, 2022	$(39,673)	$(9,294)	$(48,967)

Other comprehensive income before reclassifications	9,516	2,252	11,768
Amounts reclassified from accumulated other comprehensive loss	—	167	167
Net current-period other comprehensive income	9,516	2,419	11,935

Balance, December 31, 2023	$(30,157)	$(6,875)	$(37,032)

Other comprehensive loss before reclassifications	(8,282)	(1,291)	(9,573)
Amounts reclassified from accumulated other comprehensive loss	—	(370)	(370)
Net current-period other comprehensive loss	(8,282)	(1,661)	(9,943)

Balance, December 31, 2024	$(38,439)	$(8,536)	$(46,975)

Note 9 – Employee Benefit Plan
The Company has a tax-qualified defined contribution plan (the Plan). The Plan provides retirement benefits, including provisions for early retirement and disability benefits, as well as a tax-deferred savings feature. After satisfying certain requirements, participants are vested in employer contributions at the time the contributions are made. All Company contributions are discretionary and are made from available profits. The Company contributed $19,038, $18,069 and $16,859 to the Plan in 2024, 2023 and 2022, respectively.

Note 10 – Commitments and Contingencies
The Company leases software, facilities, and equipment under non-cancelable operating leases, some which contain escalation clauses for increased taxes and operating expenses. The Company has entered into maintenance agreements primarily for its equipment. Rent expense, primarily related to user licenses for software, was $81,142, $71,962 and $65,792 in 2024, 2023 and 2022, respectively.
The aggregate noncancellable minimum commitments at December 31, 2024 are:

Year	Aggregate Noncancellable Minimum Commitments
2025	$9,841
2026	9,161
2027	6,159
2028	3,281
2029 and thereafter	11,032
$39,474

In the ordinary course of business, the Company from time to time enters into contracts containing indemnification obligations of the Company. These obligations may require the Company to make payments to another party upon the occurrence of certain events including the failure by the Company to meet its performance obligations under the contract. These contractual indemnification provisions are often standard contractual terms of the nature customarily found in the type of contracts entered into by the Company. In many cases, there are no stated or notional amounts included in the indemnification provisions. There are no amounts reflected on the Consolidated Balance Sheets as of December 31, 2024 and 2023 related to these indemnifications.
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
Beginning on July 10, 2024, nine of Rubicon’s clients that had custodial accounts at SPTC filed state civil actions for fraud in the Court of Common Pleas of Montgomery County, Pennsylvania against Rubicon, its founder, Scott Mason, Mr. Mason’s wife, Lynne Mason, and Orchard Park Real Estate Holdings LLC (Orchard Park), a business owned by the Masons. The fraud allegation (the Allegation) is based on the claim that Mr. Mason used Rubicon client funds to invest in Orchard Park, an entity allegedly formed and controlled by Mr. Mason, and that all such invested funds were subsequently withdrawn from Orchard Park by the Masons and were used for their own, extensive personal expenses. The Company is also aware of at least two other cases filed in other jurisdictions against Rubicon and/or the Masons and Orchard Park, and there may be additional cases filed against Rubicon and/or the Masons of which the Company is unaware. On January 17, 2025, the SEC charged Mason, Rubicon, and Orchard Park with violating Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and Mason and Rubicon with violating Sections 206(1) and (2) of the Investment Advisers Act of 1940 in connection with the Allegations, and the U.S. Attorney’s Office for the Eastern District of Pennsylvania announced criminal charges against Mason. Mason, Rubicon and Orchard Park have consented to the entry of final judgments in the SEC matter, subject to court approval. On January 28, 2025, Mason pled guilty to nine criminal charges, including wire fraud, securities fraud, investment advisor fraud and filing false tax returns.
As of February 11, 2025, eight separate, but related, suits have been filed against SPTC in its capacity as custodian for the Rubicon accounts of the plaintiffs. These actions were also filed in the Court of Common Pleas of Montgomery County, Pennsylvania and are: Star Sitron vs. SEI Private Trust Company, Case No. 2024-17132 (Sitron); Charles Murray vs. SEI Private Trust Company, Case No. 2024-18391 (Murray); James A. Byrne & Sharon Byrne vs. SEI Private Trust Company, Case No. 2024-20612; Melody Pettinelli & Melody Pettinelli as Trustee of the Donald Pettinelli Trust dated 11/7/1996 vs. SEI Private Trust Company, Case. 2024-21377; Norman Love vs. SEI Private Trust Company, Case No. 2024-21361; Stephen Red & Carla Red vs. SEI Private Trust Company, Case No. 2024-21902; Edward A. Tettemer & Lyn K. Tettemer vs. SEI Private Trust Company, Case No. 2024-21827; and Jonathan Klein & Sara Klein vs. SEI Private Trust Company, Case No. 2024- 23294 (collectively, the Rubicon Actions). Based on the complaints that have thus far been filed in the Rubicon Actions, these actions appear to be based generally on similar theories that include alleged breach of contract, breach of fiduciary duty, negligence, and breach of state consumer protection laws by SPTC in connection with certain transfers of Plaintiffs’ assets from SPTC custodial accounts to Orchard Park bank accounts. SPTC has been served with complaints in two of the Rubicon Actions, Sitron and Murray. In the remaining six Rubicon Actions, the plaintiffs have commenced suit but have not filed their formal complaints. The Sitron and Murray cases are both in the early stages, with initial motion practice and discovery now occurring.
On August 8, 2024, SPTC filed preliminary objections to the plaintiff’s complaint in Sitron, which remain pending. On September 12, 2024 the Sitron court issued an initial case management order requiring, among other things, fact discovery to be completed within approximately 18 months and dispositive motions to be filed within 21 months from the commencement of the action. On October 7, 2024, the Murray court issued an initial case management order requiring, among other things, fact discovery to be completed within 9 months and dispositive motions to be filed within 12 months of commencement of the action. On October 16, 2024, SPTC filed preliminary objections to the plaintiff's claims in Murray. On December 13, 2024, the Murray court denied each of SPTC’s preliminary objections. On January 16, 2025, SPTC filed its Answer with New Matter to the Murray complaint and on February 5, 2025, SPTC joined Rubicon, Mason and Orchard Park as additional defendants in the Murray litigation.
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
United Kingdom Financial Conduct Authority Supervisory Review of SEI Investments (Europe) Limited
On July 31, 2024, SEI Investments (Europe) Limited (SIEL), an indirectly, wholly-owned operating subsidiary of SEI, received a final requirement notice from the Financial Conduct Authority of the United Kingdom (the FCA) under section 166(3)(a) of the Financial Services and Markets Act 2000 (FSMA), requiring SIEL to engage a “Skilled Person” to undertake a two-stage review of SIEL’s governance arrangements and control environment. In the first stage, the Skilled Person will provide SIEL and the FCA with a report setting out the Skilled Person’s view of the effectiveness of the control environment and governance arrangements with respect to key risks, as well as the Skilled Person’s recommendations where necessary to address any identified weaknesses (the Section 166 Report). In the second stage, the Skilled Person will provide an independent view of the quality and completeness of the remediation carried out by SIEL to address any findings from the initial stage and any self-identified weaknesses, including a view on SIEL’s compliance with relevant regulations. The appointment of a Skilled Person is one of the regulatory tools used by the FCA to supervise and monitor firms it regulates. A Skilled Person is an independent third-party expert with the relevant knowledge and experience to undertake a review as described above. The FCA may use the Section 166 Report and any associated information or documents provided by the Skilled Person in connection with the exercise of any of its statutory functions including its supervisory and enforcement powers.
In August 2024, SIEL, with the approval of the FCA, appointed the firm of Grant Thornton to act as the Skilled Person.
On December 16, 2024, Grant Thornton delivered the first stage of its Skilled Person Report in which it concluded, in summary, that SIEL has an established corporate governance framework and risk management framework that it considered to be appropriate in design for the relative size and complexity of its activities. The Skilled Person Report did however make a number of recommendations for improvements in its governance arrangements with its U.S. parent, its three lines of defense, resourcing of its control functions, strategy and culture.
Following the provision of the first stage of the Skilled Person Report, SIEL continues to engage with the FCA as part of the exercise of its ongoing supervisory remit. This engagement is focused on determining the remediation actions that SIEL expects to be required, the parameters of the Skilled Person’s Stage 2 review and the potential requirement that SIEL obtain FCA consent to certain arrangements and/or new products or services while SIEL carries out the remediation activities.
SIEL is committed to implementing the necessary measures to meet the regulator’s expectations for a firm of its size and complexity that will enable SIEL to continue driving the growth of its U.K. business effectively. Until the matters currently under review with the FCA are finalized, neither SIEL nor SEI is reasonably able to provide an estimate of the costs or consequences that may be associated with any supervisory actions or the remediation activities in which SIEL is engaging.
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

Note 11 – Income Taxes
The federal and state and foreign income tax provision is summarized as follows:

Year Ended December 31,	2024	2023	2022
Current
Federal	$138,970	$133,465	$126,780
State	26,536	23,621	27,267
Foreign	13,840	8,807	26,255
	179,346	165,893	180,302
Deferred
Federal	(8,558)	(29,837)	(40,619)
State	(5,161)	(3,620)	(4,949)
Foreign	(61)	(39)	(921)
	(13,780)	(33,496)	(46,489)
Total income taxes	$165,566	$132,397	$133,813
Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues raised may differ materially from the amount accrued. The examination and the resolution process may last longer than one year.
The components of Income before income taxes are summarized as follows:

Year Ended December 31,	2024	2023	2022
Domestic	$682,017	$545,642	$474,894
Foreign	64,740	49,013	134,386
	$746,757	$594,655	$609,280
The Company's foreign income is primarily earned in Canada, the Republic of Ireland, Luxembourg and the United Kingdom.
The effective income tax rate differs from the federal income tax statutory rate due to the following:

Year Ended December 31,	2024	2023	2022
Statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal tax benefit	2.1	2.6	2.9
Foreign tax expense and tax rate differential	0.2	(0.3)	(0.2)
Tax benefit from stock option exercises	(0.7)	(0.3)	(0.7)
Research and development tax credit	(0.9)	(1.1)	(1.1)
Foreign-Derived Intangible Income Deduction (FDII)	(0.2)	(0.3)	(0.3)
Other, net	0.7	0.7	0.4
	22.2%	22.3%	22.0%

Deferred income taxes for 2024 and 2023 reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Significant components of deferred tax assets and liabilities at December 31, 2024 and 2023 are as follows:

	2024	2023
Deferred Tax Assets:
Stock-based compensation expense	$41,176	$35,999
Federal net operating loss and R&D credit carryforward	4,388	5,477
State net operating loss carryforward	37,339	39,820
Foreign net operating loss carryforward and other	6,905	7,486
Capitalized research and development	18,650	11,759
Accrued expense associated with voluntary separation program	389	3,796
Basis differences in investments	7,079	5,111
Federal benefit of state tax deduction for uncertain tax positions	2,079	2,039
Revenue and expense recognized in different periods for financial reporting and income tax purposes	2,402	2,306
Other assets	2,419	2,509
Total deferred income tax assets	122,826	116,302
Less: Federal net operating loss and R&D valuation allowance	(794)	(794)
Less: State net operating loss valuation allowance	(32,057)	(36,966)
Less: Foreign net operating loss valuation allowance	(6,905)	(7,486)
Net deferred income tax assets	$83,070	$71,056

Deferred Tax Liabilities:
Difference in financial reporting and income tax depreciation methods	$(6,237)	$(9,679)
Difference between book and tax basis of other assets	(8,316)	(7,652)
Goodwill and other intangibles	(6,263)	(6,784)
Capitalized contract costs	(10,270)	(9,232)
Total deferred income tax liabilities	$(31,086)	$(33,347)
Net deferred income tax assets	$51,984	$37,709
The 2017 Tax Cut Job Act (Tax Act) enacted in December 2017 contained a provision which became effective for research and development expenditures incurred by the Company on or after January 1, 2022. Under the Tax Act, research and development costs incurred are no longer allowed as an immediate deduction for federal income tax purposes. Rather, these expenditures incurred must be capitalized and amortized over a five-year period for activities conducted in the United States or 15 years for activities conducted abroad. The Company recorded a deferred tax asset of $73,944 as of December 31, 2024 associated with this provision of the Tax Act which reduced the Company's net deferred tax liabilities related to capitalized research and development expenditures.
As of December 31, 2024, the Company has federal operating loss carryovers of $14,699 remaining from the acquisition of Novus Partners as well as research and development credit carryovers remaining of $1,302. The Company has recorded a deferred tax asset associated with these carryovers of $4,388 and a related valuation allowance of $794 associated with the statutory limitations of the carryforwards. Operating loss carryovers generated after December 31, 2017 have an indefinite carryforward period, while those generated before December 31, 2017 will expire beginning in 2033 through 2037.
The valuation allowances against deferred tax assets at December 31, 2024 and 2023 are related to federal and state net operating losses from certain domestic subsidiaries, foreign net operating losses from certain foreign subsidiaries and the restriction of the use of the foreign tax credits. Internal Revenue Code Section 382 places an annual limitation on the amount of operating losses and tax credits an acquiring entity can use of operating loss and tax credit carryforwards of acquired entities. Certain state and foreign tax statutes significantly limit the utilization of net operating losses for domestic and foreign subsidiaries. Furthermore, these net operating losses cannot be used to offset the net income of other subsidiaries.
The Company recognizes uncertain tax positions in accordance with the applicable accounting guidance and adjusts these liabilities when management’s judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company's current estimate of the tax liabilities. The Company’s total unrecognized tax benefit, including interest and penalties, as of December 31, 2024 was $16,966, of which $14,886 would affect the effective tax rate if the Company were to recognize the tax benefit. The gross amount of uncertain tax liability of $4,377 is expected to be paid within one year and is netted against the current payable account while the remaining amount of $12,589 is included in Other long-term liabilities on the accompanying Consolidated Balance Sheet. During the year ended December 31, 2024, the Company recognized $3,036 of previously unrecognized tax benefits relating to the lapse of the statute of limitation and settlements.
The Company files a consolidated federal income tax return and separate income tax returns with various states. Certain subsidiaries of the Company file tax returns in foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examination for years before 2021 and is no longer subject to state, local or foreign income tax examinations by authorities for years before 2018.
A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

	2024	2023	2022
Balance as of January 1	$15,532	$15,204	$14,886
Tax positions related to current year:
Gross additions	3,460	3,395	3,481
Tax positions related to prior years:
Gross additions	106	120	251
Settlements	(491)	—	—
Lapses on statute of limitations	(3,366)	(3,187)	(3,414)
Balance as of December 31	$15,241	$15,532	$15,204
The above reconciliation of the gross unrecognized tax benefit will differ from the amount which would affect the effective tax rate because of the recognition of the federal and state tax benefits and interest and penalties.
The Company classifies all interest and penalties as income tax expense. The Company has recorded $1,725, $1,385 and $1,118 in liabilities for tax-related interest and penalties in 2024, 2023 and 2022, respectively.
The Company estimates it will recognize $4,377 of unrecognized tax benefits within the next twelve months due to lapses on the statute of limitation.
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

Note 12 – Business Segment Information
The Company's business segments are generally organized around its target markets. The Company’s reportable business segments are:
Investment Managers – Provides an outsourced investment management operating platform to alternative and traditional asset managers, fund companies, and sovereign wealth funds;
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

The Company's CODM is the chief executive officer who uses the reported measures of each business segment's profit or loss to allocate resources and assess performance by comparing historical, actual and forecasted amounts. The Company's CODM does not evaluate business segments using asset information.
During the first quarter 2024 and made effective January 1, 2024, the Company made a determination to reorganize some of its business segments based on how its current CODM manages its businesses. As a result, one of the Company's client relationships formerly reported in the Private Banks segment will be reported in the Investment Managers segment and the Company’s family office services business, formerly reported in the Investment Managers segment, will be reported in the Investments in New Businesses segment. The business segment financial presentation was reclassified in 2024 to conform to this reorganization. Prior year amounts have been reclassified to conform to current year presentation.
In 2024, 2023 and 2022, no single customer accounted for more than 10% of revenues in any business segment.
The following tables highlight certain financial information about each of the Company’s business segments for the years ended December 31, 2024, 2023 and 2022:

	Investment Managers	Private Banks	Investment Advisors	Institutional Investors	Investments in New Businesses	Total
	For the Year Ended December 31, 2024
Total revenue	$728,390	$541,414	$509,408	$285,723	$60,216	$2,125,151
Less:
Operations & services	324,602	200,250	162,396	85,807	19,454	792,509
Sales, marketing & client service	40,143	41,463	31,872	41,612	19,408	174,498
Technology services & infrastructure	43,293	110,154	33,812	5,998	5,531	198,788
Strategic initiatives & new business development	33,804	85,662	48,526	14,241	23,427	205,660
Other segment expenses (1)	11,243	22,846	6,296	7,043	6,879	54,307
Segment profit (loss)	$275,305	$81,039	$226,506	$131,022	$(14,483)	$699,389

	Investment Managers	Private Banks	Investment Advisors	Institutional Investors	Investments in New Businesses	Total
		For the Year Ended December 31, 2023
Total revenue	$645,254	$496,317	$436,298	$289,708	$52,216	$1,919,793
Less:
Operations & services	289,348	200,946	145,094	87,778	17,553	740,719
Sales, marketing & client service	35,914	37,271	28,547	52,056	17,171	170,959
Technology services & infrastructure	42,001	105,698	31,246	5,284	5,307	189,536
Strategic initiatives & new business development	42,811	86,888	49,657	14,567	27,227	221,150
Other segment expenses (1)	9,122	17,687	4,598	5,770	3,487	40,664
Segment profit (loss)	$226,058	$47,827	$177,156	$124,253	$(18,529)	$556,765

	Investment Managers	Private Banks	Investment Advisors	Institutional Investors	Investments in New Businesses	Total
		For the Year Ended December 31, 2022
Total revenue	$599,661	$570,010	$447,766	$323,353	$50,247	$1,991,037
Less:
Operations & services	270,129	201,113	137,979	95,860	16,629	721,710
Sales, marketing & client service	39,116	49,449	26,774	50,849	22,146	188,334
Technology services & infrastructure	37,867	102,839	28,247	5,197	5,754	179,904
Strategic initiatives & new business development	27,842	96,484	54,605	15,207	22,013	216,151
Other segment expenses (1)	7,011	17,936	4,045	5,139	6,890	41,021
Segment profit (loss)	$217,696	$102,189	$196,116	$151,101	$(23,185)	$643,917
(1) Other segment expenses for each reportable segment includes professional services, occupancy and certain overhead expenses.
A reconciliation of the total segment profit to income from operations on the Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022 is as follows:

Year Ended December 31,	2024	2023	2022
Total segment profit	$699,389	$556,765	$643,917
Corporate overhead expenses (2)	(147,648)	(132,241)	(168,164)
Income from operations	551,741	424,524	475,753
(2) Corporate overhead expenses in 2022 include the total costs of the Voluntary Separation Program (See Note 14).
Other income and expense items to reconcile income from operations to income before income taxes on the Consolidated Statements of Operations include net gain (loss) from investments, interest and dividend income, interest expense, other income and equity in the earnings of unconsolidated affiliates. These items are not allocated to the Company's segments.
The following tables provide additional information for the years ended December 31, 2024, 2023 and 2022 pertaining to the Company's business segments:

	Capital Expenditures (3)			Depreciation
Year Ended December 31,	2024	2023	2022	2024	2023	2022
Investment Managers	$25,115	$26,603	$20,931	$6,527	$8,327	$7,807
Private Banks	18,118	19,331	32,454	11,129	21,887	21,237
Investment Advisors	8,332	9,329	13,027	8,754	2,040	1,933
Institutional Investors	2,895	1,639	3,884	2,411	1,207	1,142
Investments in New Businesses	878	857	824	712	971	825
Total from business segments	$55,338	$57,759	$71,120	$29,533	$34,432	$32,944
Corporate Overhead	1,228	1,384	1,714	3,825	868	713
	$56,566	$59,143	$72,834	$33,358	$35,300	$33,657
(3) Capital expenditures include additions to property and equipment and capitalized software.

	Amortization
Year Ended December 31,	2024	2023	2022
Investment Managers	$362	$771	$6,400
Private Banks	20,514	19,094	25,886
Investment Advisors	8,540	7,620	9,905
Institutional Investors	7,576	7,324	8,166
Investments in New Businesses	4,556	3,579	3,660
Total from business segments	$41,548	$38,388	$54,017
Corporate Overhead	321	281	263
	$41,869	$38,669	$54,280

The following table presents revenues based on the location of the use of the products or services:

For the Year Ended December 31,	2024	2023	2022
United States	$1,816,650	$1,640,109	$1,623,022
International operations	308,501	279,684	368,015
	$2,125,151	$1,919,793	$1,991,037
The following table presents assets based on their location:

	2024	2023
United States	$2,223,489	$2,041,083
International operations	461,117	478,920
	$2,684,606	$2,520,003

Note 13 – Related Party Transactions
The Company, either by itself or through its wholly-owned subsidiaries, serves as the sponsor, administrator, investment advisor, distributor and shareholder servicer for SEI-sponsored investment products. These investment products are offered to clients of the Company and its subsidiaries. Fees earned by the Company for the related services are recognized pursuant to the provisions of investment advisory, fund administration, distribution, and shareholder services agreements directly with the investment products. These fees totaled $389,476, $389,219 and $420,206 in 2024, 2023 and 2022, respectively. The Company's broker-dealer subsidiary, SIDCO, serves as an introducing broker-dealer for securities transactions of SEI-sponsored investment products. The Company recognized $1,815, $1,352 and $2,601 in commissions during 2024, 2023 and 2022, respectively. Both of these fees are reflected in Asset management, administration and distribution fees on the accompanying Consolidated Statements of Operations.
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
The Company's liability related to the VSP as of December 31, 2024 and 2023 was $2,536 and $21,058, respectively. There were no material adjustments during 2024 to the Company's liability as of December 31, 2023 related to the VSP. The Company will complete all remaining payments to participants during 2025.

Note 15 – Business Acquisitions
LifeYield
On December 10, 2024, the Company acquired LifeYield, LLC (LifeYield), a Boston-based, tax-smart technology firm to provide real-time, automated unified managed household (UMH) capabilities in a cost-effective, fully bundled overlay solution.

Under the acquisition method of accounting, the total purchase price was allocated to the net tangible and intangible assets of LifeYield based upon their estimated fair values as of December 10, 2024.
The total purchase price for LifeYield was $29,000, net of cash acquired, paid in cash at closing along with a contingent consideration of $11,910 subject to the achievement of certain post-closing performance measurements determined during a time period up to four years from the closing date.
The purchase price allocation related to the LifeYield acquisition is as follows:

	Estimated Fair Value	Estimated Useful Life
Other assets	$1,191
Goodwill	33,131
Identifiable intangible assets:
Acquired technology	8,040	7 years
Client relationships	590	10 years
Trade name	220	3 years
Current liabilities, net of current assets	(1,545)
Long-term liabilities	(717)
Contingent consideration	(11,910)
Net cash consideration	$29,000
The results of operations of LifeYield are included in the Investment Advisors segment and are reflected in the Company's Consolidated Statement of Operations since the completion of the acquisition. Any goodwill generated for income tax purposes from the acquisition is fully deductible (See Note 16).
Pro forma information has not been presented because the effect of the acquisition is not material to the Company's consolidated financial results.
XPS Pensions (Nexus) Limited
In November 2023, the Company's wholly-owned operating subsidiary in the United Kingdom, SIEL, acquired all of the outstanding equity of XPS Pensions (Nexus) Limited. The excess purchase price over the estimated value of the net tangible and identifiable intangible assets was allocated to goodwill. The total amount of goodwill from this transaction amounted to $14,492 and is included in the accompanying Consolidated Balance Sheets (See Note 16). The total purchase price for XPS Pensions (Nexus) Limited included a contingent consideration payable to the sellers subject to the achievement of certain post-closing performance measurements determined during intervals occurring within two years immediately following the closing date. During 2024, the Company made an adjustment of $1,547 which reduced the fair value of the contingent consideration. The fair value adjustment to the contingent consideration is reflected in Facilities, supplies and other costs on the Consolidated Statement of Operations. As of December 31, 2024, the fair value of the contingent consideration of $2,445 is included in Other long-term liabilities on the accompanying Balance Sheet.
Altigo
In December 2023, the Company acquired substantially all of the assets comprising Altigo. The excess purchase price over the estimated value of the net tangible and identifiable intangible assets was allocated to goodwill. The total amount of goodwill from this transaction amounted to $6,960 and is included in the accompanying Consolidated Balance Sheets (See Note 16).

Note 16 – Goodwill and Intangible Assets
The carrying amount of the Company's goodwill by segment at December 31, 2024 and 2023 is as follows:

	Investment Managers	Investment Advisors	Institutional Investors	Investments in New Businesses	Total

Balance, December 31, 2022	$56,992	$—	$47,108	11,499	$115,599
Acquisitions (See Note 15)	—	—	14,492	6,960	21,452
Foreign currency translation adjustments	(2)	—	284	—	282
Balance, December 31, 2023	$56,990	$—	$61,884	$18,459	$137,333
Acquisition of LifeYield (See Note 15)	—	33,131	—	—	33,131
Measurement period adjustments	—	—	25	—	25
Reclassification due to segment reorganization	(1,711)	—	—	1,711	—
Foreign currency translation adjustments	(12)	—	(190)	—	(202)
Balance, December 31, 2024	$55,267	$33,131	$61,719	$20,170	$170,287
The reclassification of the Company's goodwill by segment during 2024 reflects the relative fair value allocation of the goodwill related to the businesses that were reclassified into the new segment (See Note 12).
The Company's intangible assets consist of:

	2024	Weighted Average Estimated Useful Life	2023	Weighted Average Estimated Useful Life
Client relationships	$63,785	9.8 years	$63,803	10.4 years
Acquired technology	61,060	7.5 years	53,020	7.7 years
Trade name	4,890	15.3 years	4,670	15.1 years
Non-competition agreements	3,470	5.0 years	3,470	5.0 years
	133,205		124,963
Less: Accumulated amortization	(55,835)		(42,520)
Intangible assets, net	$77,370		$82,443
The Company recognized $13,448, $12,161 and $12,580 of amortization expense related to intangible assets during 2024, 2023 and 2022, respectively.
The Company currently expects to recognize amortization expense related to intangible assets as of December 31, 2024 each year from 2025 through 2029 as follows:

Year	Expected Amortization Expense Related to Intangible Assets
2025	$13,503
2026	13,395
2027	10,848
2028	9,858
2029	6,157

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

Disaggregation of Revenue
The following tables provide additional information pertaining to our revenues disaggregated by major product line and primary geographic market based on the location of the use of the products or services for each of the Company’s business segments for 2024, 2023 and 2022:

	Investment Managers	Private Banks	Investment Advisors	Institutional Investors	Investments in New Businesses	Total
Major Product Lines:	For the Year Ended December 31, 2024
Investment management fees from pooled investment products	$363	$133,210	$233,992	$48,215	$1,721	$417,501
Investment management fees from investment management agreements	—	4,302	197,638	215,464	18,513	435,917
Investment operations fees	691,953	2,270	51,550	12	4,207	749,992
Investment processing fees - PaaS	5,042	290,825	5,570	1,631	34	303,102
Investment processing fees - SaaS	19	87,938	335	8,172	21,168	117,632
Professional services fees	3,572	19,747	—	—	3,299	26,618
Account fees and other	27,441	3,122	20,323	12,229	11,274	74,389
Total revenues	$728,390	$541,414	$509,408	$285,723	$60,216	$2,125,151

Primary Geographic Markets:
United States	$655,051	$355,887	$509,408	$236,088	$60,216	$1,816,650
United Kingdom	—	125,745	—	36,999	—	162,744
Canada	—	40,564	—	5,756	—	46,320
Ireland	43,231	19,218	—	6,880	—	69,329
Luxembourg	30,108	—	—	—	—	30,108
Total revenues	$728,390	$541,414	$509,408	$285,723	$60,216	$2,125,151

	Investment Managers	Private Banks	Investment Advisors	Institutional Investors	Investments in New Businesses	Total
Major Product Lines:	For the Year Ended December 31, 2023
Investment management fees from pooled investment products	$401	$127,388	$239,244	$47,943	$1,382	$416,358
Investment management fees from investment management agreements	—	3,091	174,418	223,212	16,647	417,368
Investment operations fees	611,126	1,572	1,490	—	5,702	619,890
Investment processing fees - PaaS	4,261	244,910	5,035	1,000	42	255,248
Investment processing fees - SaaS	73	89,708	—	10,118	17,557	117,456
Professional services fees (1)	3,885	26,291	—	—	1,199	31,375
Account fees and other	25,508	3,357	16,111	7,435	9,687	62,098
Total revenues	$645,254	$496,317	$436,298	$289,708	$52,216	$1,919,793

Primary Geographic Markets:
United States (1)	$583,107	$325,543	$436,298	$242,945	$52,216	$1,640,109
United Kingdom	94	113,221	—	34,485	—	147,800
Canada	—	39,974	—	5,652	—	45,626
Ireland	38,319	17,579	—	6,626	—	62,524
Luxembourg	23,734	—	—	—	—	23,734
Total revenues	$645,254	$496,317	$436,298	$289,708	$52,216	$1,919,793
(1) Professional services fees of the Private Banks segment includes a one-time early contractual buyout fee of $10,457 recorded during 2023 from an investment processing client acquired by an existing client.

	Investment Managers	Private Banks	Investment Advisors	Institutional Investors	Investments in New Businesses	Total
Major Product Lines:	For the Year Ended December 31, 2022
Investment management fees from pooled investment products	$396	$125,430	$263,266	$56,714	$1,476	$447,282
Investment management fees from investment management agreements	—	2,187	162,762	247,113	16,117	428,179
Investment operations fees	572,187	1,410	—	—	6,216	579,813
Investment processing fees - PaaS	3,077	242,916	5,956	1,044	40	253,033
Investment processing fees - SaaS	70	92,377	—	11,425	15,798	119,670
Professional services fees (2)	3,206	102,012	—	—	1,811	107,029
Account fees and other	20,725	3,678	15,782	7,057	8,789	56,031
Total revenues	$599,661	$570,010	$447,766	$323,353	$50,247	$1,991,037

Primary Geographic Markets:
United States	$545,297	$311,784	$447,766	$267,928	$50,247	$1,623,022
United Kingdom (2)	—	199,294	—	42,777	—	242,071
Canada	—	43,108	—	5,311	—	48,419
Ireland	37,466	15,824	—	7,075	—	60,365
Luxembourg	16,898	—	—	—	—	16,898
Other	—	—	—	262	—	262
Total revenues	$599,661	$570,010	$447,766	$323,353	$50,247	$1,991,037
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
Investment operations fees - Revenues earned from accounting and administrative services, distribution support services and regulatory and compliance services to investment management firms and family offices. The Company contracts directly with the investment management firm or family office. The contractual fees are stated as a percentage of net assets under administration and billed when asset valuations are finalized. Also includes fees from client cash balances held in the FDIC-insured accounts through the SEI Integrated Cash program. Revenues are recognized in Asset management, administration and distribution fees on the accompanying Consolidated Statements of Operations.
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

Note 18 – Leases
The Company has operating leases for corporate facilities and equipment. The Company's expense related to leases during 2024, 2023 and 2022 was $9,571, $10,334 and $10,328, respectively, and is included in Facilities, supplies and other costs on the accompanying Consolidated Statements of Operations. During 2024, 2023 and 2022 the Company incurred variable lease costs of $1,137, $1,084 and $906, respectively included in total expense.
The Company's future minimum lease payments under non-cancelable leases as of December 31, 2024 are as follows:

Year	Future Minimum Lease Payment
2025	$8,541
2026	7,879
2027	5,514
2028	3,277
2029	2,647
Thereafter	8,385
Total future minimum lease payments	36,243
Less: Imputed interest	(4,108)
Total	$32,135
The following table provides supplemental Consolidated Balance Sheet information related to the Company's leases:

	2024	2023
Current portion of long-term operating lease liabilities	$7,900	$8,118
Long-term operating lease liabilities	24,235	17,235
Total operating lease liabilities	$32,135	$25,353

Weighted average remaining lease term	5.9 years	4.2 years

Weighted average discount rate	3.86%	3.05%
The following table provides supplemental cash flow information related to the Company's leases:

Year Ended December 31,	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities	$8,531	$11,092	$10,982

Right-of-use assets obtained in exchange for lease obligations	$13,076	$6,009	$1,571
As of December 31, 2024, the Company had no material lease commitments for leases that have not commenced.

Note 19 – Sale of Property
On July 8, 2024, the Company sold a condominium located in New York, New York. The Company recognized a net pre-tax gain of $8,151 after associated costs and expenses during 2024 as a result of the sale. The gain from the sale is reflected in Other income on the accompanying Consolidated Statement of Operations.

Schedule II - Valuation and Qualifying Accounts and Reserves	SEI Investments Company
(In thousands)	and Subsidiaries

Year Ended December 31,		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	(Deductions)	Balance at End of Year
Allowance for doubtful accounts:
2024	$663	$772	$—	$—	$1,435
2023	901	—	—	(238)	663
2022	1,602	—	—	(701)	901
Deferred income tax valuation allowance:
2024	$45,246	$—	$—	$(5,490)	$39,756
2023	45,096	150	—	—	45,246
2022	63,799	—	—	(18,703)	45,096

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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
During the three months ended December 31, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 (c) of Regulation S-K).
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
ALFRED P. WEST, JR., 82, has been the Executive Chairman of our Board of Directors since June 2022. Prior to June 2022, Mr. West served as our Chief Executive Officer since we were founded in 1968. Additionally, Mr. West also served as our President from June 1979 to August 1990.
RYAN P. HICKE, 47, has been an employee since May 1998, and our Chief Executive Officer since June 2022. Prior to his appointment as our Chief Executive Officer, Mr. Hicke was one of our Executive Vice Presidents from November 2018 until June 2022. Mr. Hicke served as our Chief Information Officer from November 2018 to June 2022, and was a Senior Vice President from 2015 until November 2018.
SEAN J. DENHAM, 52, has been one of our Executive Vice Presidents and has served as our Chief Financial Officer since April 2024. Prior to April 2024, Mr. Denham was a partner of Grant Thornton.
MICHAEL F. LANE, 57, has been an employee and one of our Executive Vice Presidents since September 2024. Prior to September 2024, Mr. Lane was Chair of U.S. Wealth at Blackrock after he was head of iShares for U.S. Wealth Advisory since 2018. Prior to 2018, Mr. Lane served as Global Head of Strategic Retirement Initiatives and CEO of Dimensional SmartNest LLC.
PHILIP N. MCCABE, 62, has been an employee since February 1989, and one of our Executive Vice Presidents since March 2022. Mr. McCabe was a Senior Vice President from January 2016 until March 2022.
MICHAEL N. PETERSON, 58, has been one of our Executive Vice Presidents and has served as our General Counsel since June 2018. Prior to February 2018, Mr. Peterson was a partner of Morgan, Lewis & Bockius LLP, a law firm, and from February 2018 until May 2018, Mr. Peterson was a partner of Reed Smith LLP, a law firm.
SANJAY K. SHARMA, 55, has been one of our Executive Vice Presidents since June 2022. Mr. Sharma was a Senior Vice President from August 2008 until June 2022.
MARK A. WARNER, 57, has been an employee since May 1990, and has served as our Chief Accounting Officer and Controller since March 2023.
Insider Trading Policy
The Company has an Insider Trading Policy that governs transactions in our securities by our directors, officers, and employees, and promotes compliance with the laws and rules applicable thereto. The Insider Trading Policy is filed with the Annual Report on Form 10-K as Exhibit 19.
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
The following table provides information regarding the aggregate number of securities to be issued under all of our equity compensation plans upon exercise of outstanding options, stock units, warrants, and other rights and their weighted-average exercise price as of December 31, 2024.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted –average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	16,514,000	$62.27	13,602,000
Equity compensation plans not approved by security holders	—	—	—
Total	16,514,000	$62.27	13,602,000
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
Item 14. Principal Accountant Fees and Services.
Information required by this item is set forth under the caption “Ratification of Appointment of Independent Registered Public Accountants” in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules.

1 and 2.
Financial Statements and Financial Statement Schedules. The following is a list of the Consolidated Financial Statements of the Company and its subsidiaries and supplementary data filed as part of Item 8 hereof:

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets — December 31, 2024 and 2023
Consolidated Statements of Operations — For the years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Comprehensive Income — For the years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Changes in Equity — For the years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Cash Flows — For the years ended December 31, 2024, 2023 and 2022
Notes to Consolidated Financial Statements
Schedule II - Valuation and Qualifying Accounts and Reserves — For the years ended December 31, 2024, 2023 and 2022
All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.
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

10.3
Employee Stock Purchase Plan as Amended and Restated on April 21, 2020. (Incorporated by reference to exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2023.)

10.3.1
Amendment No. 1 to Employee Stock Purchase Plan as Amended and Restated on April 21, 2020. (Incorporated by reference to exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024.)

10.4		SEI Capital Accumulation Plan. (Incorporated by reference to exhibit 99(e) to the Registrant’s Registration Statement on Form S-8 (No. 333-41343) filed December 2, 1997.)
10.5		2014 Omnibus Equity Compensation Plan. (Incorporated by reference to exhibit 10.11 to the Registrant’s Current Report on Form 8-K dated May 21, 2014.)
10.6		Employment Agreement, dated March 31, 2022, between Ryan Hicke and the Registrant. (Incorporated by reference to exhibit 99.1 to the Registrant's Current Report on Form 8-K dated March 31, 2022.)
10.7		Employment Agreement, dated January 16, 2024, between Sean Denham and the Registrant. (Incorporated by reference to exhibit 99.1 to the Registrant's Current Report on Form 8-K dated January 16, 2024.)
10.7.1
Amendment No. 1 to Employment Agreement, dated January 31, 2024, between Sean Denham and the Registrant. (Incorporated by reference to exhibit 99.2 to the Registrant's Current Report on Form 8-K dated January 16, 2024.)

10.8
Consulting Agreement, dated February 29, 2024, between Dennis McGonigle and the Registrant. (Incorporated by reference to exhibit 10.1 to the Registrant's Current Report on Form 8-K dated February 29, 2024.)

10.9
Employment Agreement, dated May 23, 2024, between Michael Lane and the Registrant. (Incorporated by reference to exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024.)

10.10		2024 Omnibus Equity Compensation Plan. (Incorporated by reference to exhibit 10.15 to the Registrant’s Current Report on Form 8-K dated May 30, 2024.)
10.11		Executive Severance and Change in Control Plan. (Incorporated by reference to exhibit 10.16 to the Registrant's Current Report on Form 8-K dated May 30, 2024.)
10.12
2024 Omnibus Equity Compensation Plan Form of Restricted Stock Unit Award Notice and Agreement. (Incorporated by reference to exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024.)

10.13	*	2024 Omnibus Equity Compensation Plan Notice of Nonqualified Stock Option Award.
10.14
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

10.14.1
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

14		Code of Ethics for Senior Financial Officers. (Incorporated by reference to exhibit 14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.)
19	*	SEI Investments Company - Insider Trading Policy
21	*	Subsidiaries of the Registrant.
23.1	*	Consent of KPMG LLP.
23.2	*	Consent of KPMG LLP relating to the financial statements of LSV Asset Management.
31.1	*	Section 302 Principal Executive Officer Certification
31.2	*	Section 302 Principal Financial Officer Certification
32	*	Section 1350 Certifications
97		Amended and Restated Compensation Recoupment Policy (Incorporated by reference to exhibit 97 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2023.)
99.1
Financial Statements of LSV Asset Management dated December 31, 2021 and 2020. (Incorporated by reference to exhibit 99.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2021.)

99.2
Financial Statements of LSV Asset Management dated December 31, 2022 and 2021. (Incorporated by reference to exhibit 99.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2022.)

99.3
Financial Statements of LSV Asset Management dated December 31, 2023 and 2022. (Incorporated by reference to exhibit 99.14 to Amendment No. 1 on Form 10-K/A to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2023.)

99.4	*	Financial Statements of LSV Asset Management dated December 31, 2024 and 2023.
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith as an exhibit to this Annual Report on Form 10-K.
(P)	Paper exhibit.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEI INVESTMENTS COMPANY

Date:	February 20, 2025	By:	/s/ Sean J. Denham
Sean J. Denham
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 20, 2025	By:	/s/ Alfred P. West, Jr.
Alfred P. West, Jr.
Executive Chairman of the Board and Director

Date:	February 20, 2025	By:	/s/ Ryan P. Hicke
Ryan P. Hicke
Chief Executive Officer and Director

Date:	February 20, 2025	By:	/s/ Carmen V. Romeo
Carmen V. Romeo
Director

Date:	February 20, 2025	By:	/s/ William M. Doran
William M. Doran
Director

Date:	February 20, 2025	By:	/s/ Kathryn M. McCarthy
Kathryn M. McCarthy
Director

Date:	February 20, 2025	By:	/s/ Stephanie D. Miller
Stephanie D. Miller
Director

Date:	February 20, 2025	By:	/s/ Carl A. Guarino
Carl A. Guarino
Director

Date:	February 20, 2025	By:	/s/ Jonathan A. Brassington
Jonathan A. Brassington
Director