Form 10-Q
period 2025-03-31
SEI INVESTMENTS CO
filed 2025-04-28
CIK 350894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q
________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, as of the close of business on April 10, 2025:

Common Stock, $0.01 par value	124,486,658

SEI INVESTMENTS COMPANY

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

Consolidated Balance Sheets	SEI Investments Company
(unaudited)	and Subsidiaries
(Dollars in thousands, except per-share data)

	March 31, 2025	December 31, 2024
Assets
Current Assets:
Cash and cash equivalents	$710,685	$839,891
Restricted cash	302	302
Receivables from investment products	49,460	54,118
Receivables, net of allowance for doubtful accounts of $1,790 and $1,435	601,338	567,634
Securities owned	31,174	29,583
Assets held for sale	22,765	—
Other current assets	62,663	60,282
Total Current Assets	1,478,387	1,551,810
Property and Equipment, net of accumulated depreciation of $494,941 and $493,219	159,264	159,643
Operating Lease Right-of-Use Assets	25,225	28,905
Capitalized Software, net of accumulated amortization of $648,268 and $641,071	235,696	236,023
Investments	278,084	315,567
Goodwill	167,899	170,287
Intangible Assets, net of accumulated amortization of $37,833 and $55,835	66,484	77,370
Deferred Contract Costs	47,751	45,855
Deferred Income Taxes	55,209	51,984
Other Assets, net	52,043	47,162
Total Assets	$2,566,042	$2,684,606
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	SEI Investments Company
(unaudited)	and Subsidiaries
(Dollars in thousands, except per-share data)

	March 31, 2025	December 31, 2024
Liabilities and Equity
Current Liabilities:
Accounts payable	$11,168	$13,081
Accrued liabilities	224,696	347,513
Current portion of long-term operating lease liabilities	7,359	7,900
Deferred revenue	13,824	12,019
Liabilities related to assets held for sale	4,383	—
Total Current Liabilities	261,430	380,513
Long-term Income Taxes Payable	803	803
Long-term Operating Lease Liabilities	20,971	24,235
Other Long-term Liabilities	24,986	26,943
Total Liabilities	308,190	432,494
Commitments and Contingencies
Shareholders' Equity:
Common stock, $0.01 par value, 750,000,000 shares authorized; 124,783,725 and 126,839,734 shares issued and outstanding	1,247	1,268
Capital in excess of par value	1,558,125	1,539,816
Retained earnings	737,020	758,003
Accumulated other comprehensive loss, net	(38,540)	(46,975)
Total Shareholders' Equity	2,257,852	2,252,112
Total Liabilities and Shareholders' Equity	$2,566,042	$2,684,606
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations	SEI Investments Company
(unaudited)	and Subsidiaries
(Dollars in thousands, except per-share data)

	Three Months Ended March 31,
	2025	2024
Revenues:
Asset management, administration and distribution fees	$432,143	$404,366
Information processing and software servicing fees	119,201	107,213
Total revenues	551,344	511,579
Expenses:
Subadvisory, distribution and other asset management costs	47,532	46,768
Software royalties and other information processing costs	9,081	8,471
Compensation, benefits and other personnel	190,784	192,916
Stock-based compensation	14,138	11,059
Consulting, outsourcing and professional fees	56,001	51,976
Data processing and computer related	39,319	37,160
Facilities, supplies and other costs	18,755	18,603
Amortization	10,710	10,386
Depreciation	7,927	8,389
Total expenses	394,247	385,728
Income from operations	157,097	125,851
Net gain from investments	493	2,256
Interest and dividend income	10,221	10,819
Interest expense	(185)	(139)
Equity in earnings of unconsolidated affiliate	28,747	31,643
Income before income taxes	196,373	170,430
Income taxes	44,856	39,030
Net income	$151,517	$131,400

Basic earnings per common share	$1.20	$1.00
Shares used to compute basic earnings per share	126,561	131,417
Diluted earnings per common share	$1.17	$0.99
Shares used to compute diluted earnings per share	129,450	132,745
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income	SEI Investments Company
(unaudited)	and Subsidiaries
(Dollars in thousands)

	Three Months Ended March 31,
	2025	2024
Net income	$151,517	$131,400
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	5,366	(2,923)
Unrealized gain (loss) on investments:
Unrealized gains (losses) during the period, net of income taxes of $(926) and $367	3,101	(1,231)
Reclassification adjustment for gains realized in net income, net of income taxes of $9 and $31	(32)	(105)
Total other comprehensive income (loss), net of tax	8,435	(4,259)
Comprehensive income	$159,952	$127,141
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Equity	SEI Investments Company
(unaudited)	and Subsidiaries
(Dollars in thousands, except per-share data)

	Shares of Common Stock	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	For the Three Months Ended March 31, 2025
Balance, January 1, 2025	126,840	$1,268	$1,539,816	$758,003	$(46,975)	$2,252,112
Net income	—	—	—	151,517	—	151,517
Other comprehensive income	—	—	—	—	8,435	8,435
Purchase and retirement of common stock	(2,501)	(25)	(20,319)	(172,500)	—	(192,844)
Issuance of common stock under employee stock purchase plan	19	—	1,335	—	—	1,335
Issuance of common stock under share-based award plans	426	4	23,155	—	—	23,159
Stock-based compensation	—	—	14,138	—	—	14,138
Balance, March 31, 2025	124,784	$1,247	$1,558,125	$737,020	$(38,540)	$2,257,852

	Shares of Common Stock	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	For the Three Months Ended March 31, 2024
Balance, January 1, 2024	131,178	$1,312	$1,404,962	$762,586	$(37,032)	$2,131,828
Net income	—	—	—	131,400	—	131,400
Other comprehensive loss	—	—	—	—	(4,259)	(4,259)
Purchase and retirement of common stock	(808)	(8)	(5,877)	(50,116)	—	(56,001)
Issuance of common stock under employee stock purchase plan	22	—	1,196	—	—	1,196
Issuance of common stock under share-based award plans	937	9	43,822	—	—	43,831
Stock-based compensation	—	—	11,059	—	—	11,059
Balance, March 31, 2024	131,329	$1,313	$1,455,162	$843,870	$(41,291)	$2,259,054
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	SEI Investments Company
(unaudited)	and Subsidiaries
(Dollars in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$151,517	$131,400
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,927	8,389
Amortization	10,710	10,386
Equity in earnings of unconsolidated affiliate	(28,747)	(31,643)
Distributions received from unconsolidated affiliate	34,860	33,147
Stock-based compensation	14,138	11,059
Provision for losses on receivables	420	502
Deferred income tax expense	(4,142)	(7,150)
Net gain from investments	(493)	(2,256)
Change in other long-term liabilities	508	850
Change in other assets	(1,213)	(7,800)
Contract costs capitalized, net of amortization	(2,291)	221
Contingent consideration fair value adjustments	(1,351)	—
Other	33	(2,068)
Change in current assets and liabilities:
Receivables from investment products	4,658	280
Receivables	(43,091)	(60,386)
Other current assets	(2,674)	1,268
Advances due from unconsolidated affiliate	54,513	51,986
Accounts payable	(1,913)	(328)
Accrued liabilities	(48,966)	(25,471)
Deferred revenue	2,077	(92)
Total adjustments	(5,037)	(19,106)
Net cash provided by operating activities	$146,480	$112,294
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	SEI Investments Company
(unaudited)	and Subsidiaries
(Dollars in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from investing activities:
Additions to property and equipment	(8,666)	(13,072)
Additions to capitalized software	(7,362)	(6,277)
Purchases of marketable securities	(50,113)	(41,650)
Purchases of interest in limited partnerships	(566)	—
Prepayments and maturities of marketable securities	30,949	32,116
Proceeds from fixed asset dispositions	1,165	1,180
Other investing activities	(3,757)	(9,931)
Net cash used in investing activities	$(38,350)	$(37,634)
Cash flows from financing activities:
Purchase and retirement of common stock	(203,723)	(46,825)
Proceeds from issuance of common stock	24,494	45,027
Payment of dividends	(62,319)	(60,359)
Net cash used in financing activities	$(241,548)	$(62,157)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4,212	(572)
Net (decrease) increase in cash, cash equivalents and restricted cash	(129,206)	11,931
Cash, cash equivalents and restricted cash, beginning of period	840,193	834,998
Cash, cash equivalents and restricted cash, end of period	$710,987	$846,929
The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements	SEI Investments Company
(all figures are in thousands except share and per-share data)	and Subsidiaries
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
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain financial information and accompanying note disclosure normally included in the Company’s Annual Report on Form 10-K have been condensed or omitted. The interim financial information is unaudited but reflects all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position of the Company as of March 31, 2025, the results of operations for the three months ended March 31, 2025 and 2024, and cash flows for the three months ended March 31, 2025 and 2024. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
There have been no significant changes in significant accounting policies during the three months ended March 31, 2025 as compared to the significant accounting policies described in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
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
The Company is a party to expense limitation agreements with certain SEI-sponsored money market funds subject to Rule 2a-7 of the Investment Company Act of 1940 which establish a maximum level of ordinary operating expenses incurred by the fund in any fiscal year including, but not limited to, fees of the administrator or its affiliates. Under the terms of these agreements, the Company waived $4,133 and $4,299 in fees during the three months ended March 31, 2025 and 2024, respectively.
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
Cash and Cash Equivalents
The Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents includes $261,392 and $341,311 at March 31, 2025 and December 31, 2024, respectively, invested in SEI-sponsored open-ended money market investment products. See Note 5 for information related to the Company's total investments in SEI-sponsored and non-SEI-sponsored money market investment products and commercial paper classified as cash equivalents.
Restricted Cash
Restricted cash includes $250 at March 31, 2025 and December 31, 2024 segregated for regulatory purposes related to trade-execution services conducted by SEI Investments (Europe) Limited. Restricted cash also includes $52 at March 31, 2025 and December 31, 2024 segregated in special reserve accounts for the benefit of customers of the Company’s broker-dealer subsidiary, SEI Investments Distribution Co. (SIDCO), in accordance with certain rules established by the Securities and Exchange Commission (SEC) for broker-dealers.
Capitalized Software
The Company capitalized $7,362 and $6,277 of software development costs during the three months ended March 31, 2025 and 2024, respectively, to further develop the SEI Wealth PlatformSM (SWP) and for the development of a new platform for the Investment Managers segment. The Company capitalized $4,375 and $3,795 of software development costs for significant enhancements to SWP during the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the net book value of SWP was $201,896, which includes $4,375 of capitalized software development costs in-progress associated with future releases. SWP has a weighted average remaining life of 8.0 years. Amortization expense for SWP was $7,099 and $6,757 during the three months ended March 31, 2025 and 2024, respectively.
The Company also capitalized $2,987 and $2,482 of software development costs during the three months ended March 31, 2025 and 2024, respectively, related to the development of a new platform for the Investment Managers segment. Capitalized software development costs in-progress associated with this platform were $33,800 as of March 31, 2025. The platform is not yet ready for use.
Earnings per Share
The calculations of basic and diluted earnings per share for the three months ended March 31, 2025 and 2024 are:

	Three Months Ended March 31,
	2025	2024
Net income	$151,517	$131,400
Shares used to compute basic earnings per common share	126,561,000	131,417,000
Dilutive effect of stock awards	2,889,000	1,328,000
Shares used to compute diluted earnings per common share	129,450,000	132,745,000
Basic earnings per common share	$1.20	$1.00
Diluted earnings per common share	$1.17	$0.99
During the three months ended March 31, 2025 and 2024, employee stock options to purchase 5,834,000 and 10,912,000 shares of common stock with an average exercise price of $65.95 and $61.05, respectively, were outstanding but not included in the computation of diluted earnings per common share. These options for the three month periods were not included in the computation of diluted earnings per common share because either the performance conditions have not been satisfied or would not have been satisfied if the reporting date was the end of the contingency period or the options'

exercise price was greater than the average market price of the Company’s common stock and the effect on diluted earnings per common share would have been anti-dilutive.
Assets Held for Sale
The Company accounts for assets held for sale in accordance with Accounting Standards Codification (ASC) Subtopic 360-10, Impairment or Disposal of Long-Lived Assets (ASC 360-10). The Company classifies long-lived assets or disposal groups as held for sale if the carrying amounts will be recovered principally through a sale rather than through continuing use. The criteria for held for sale classification is regarded as met only when the sale is highly probable and the asset or the disposal group is available for immediate sale in its present condition. Actions required to complete the sale should indicate that it is unlikely that significant changes to the sale will be made or that the sale will be withdrawn.
The Company initially measures assets classified as held for sale at the lower of its carrying value or fair value less any costs to sell and recognizes any loss in the period in which the held for sale criteria are met. Gains are not recognized until the date of sale. The Company ceases depreciation and amortization of long-lived assets upon their designation as held for sale and subsequently assesses fair value less any costs to sell at each reporting period until the asset is no longer classified as held for sale. See Note 14 for related disclosures regarding the Company's assets held for sale.
New Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures (ASU 2023-09) to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. The Company does not expect ASU 2023-09 to have a significant impact on its annual consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03) and in January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (ASU 2025-01), which clarified the effective date of ASU 2024-03. This standard requires new disclosures to disaggregate prescribed natural expenses underlying any income statement caption. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 on a prospective basis and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adopting the guidance on its consolidated financial statements and related disclosures.
Reclassifications
Certain prior year amounts have been reclassified to conform to current year presentation.

Note 2 – Equity Method Investments
LSV Asset Management
The Company has an investment in LSV Asset Management (LSV), a registered investment advisor that provides investment advisory services primarily to institutions, including pension plans and investment companies. LSV is currently an investment sub-advisor for a limited number of SEI-sponsored investment products. The Company's partnership interest in LSV as of March 31, 2025 was 38.6%. The Company’s interest in the net assets of LSV is included in Investments on the accompanying Consolidated Balance Sheets and its interest in the earnings of LSV is reflected in Equity in earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Operations.
At March 31, 2025 and December 31, 2024, the Company’s total investment in LSV was $53,673 and $114,299, respectively. The Company's investment includes advances provided to LSV related to their working capital accounts. The Company receives partnership distributions from LSV on a quarterly basis. The Company received partnership distributions from LSV of $34,860 and $33,147 in the three months ended March 31, 2025 and 2024, respectively. As such, the Company considers these distribution payments as returns on investment rather than returns of the Company's original investment in LSV and has therefore classified the associated cash inflows as an operating activity on the Consolidated Statements of Cash Flows.
The Company’s proportionate share in the earnings of LSV was $28,747 and $31,643 during the three months ended March 31, 2025 and 2024, respectively.

These tables contain condensed financial information of LSV:

Condensed Statement of Operations	Three Months Ended March 31,
	2025	2024
Revenues	$99,928	$107,349
Net income	74,514	82,012

Condensed Balance Sheets	March 31, 2025	December 31, 2024
Current assets	$112,698	$170,055
Non-current assets	5,211	5,313
Total assets	$117,909	$175,368

Current liabilities	$40,897	$82,356
Non-current liabilities	5,217	5,382
Partners’ capital	71,795	87,630
Total liabilities and partners’ capital	$117,909	$175,368
Other Equity Method Investments
The Company's other equity method investment consist of an investment in a non-affiliated limited partnership in which the Company holds a more than minor interest. At March 31, 2025 and December 31, 2024, the Company’s total investment in the limited partnership was $9,483 and is included in Investments on the accompanying Consolidated Balance Sheets (See Note 5).

Note 3 – Composition of Certain Financial Statement Captions
Receivables
Receivables on the accompanying Consolidated Balance Sheets consist of:

	March 31, 2025	December 31, 2024
Trade receivables	$139,515	$143,574
Fees earned, not billed	445,399	403,514
Other receivables	18,214	21,981
	603,128	569,069
Less: Allowance for doubtful accounts	(1,790)	(1,435)
	$601,338	$567,634
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

Property and Equipment
Property and Equipment on the accompanying Consolidated Balance Sheets consists of:

	March 31, 2025	December 31, 2024
Buildings	$218,270	$218,112
Equipment	198,260	196,792
Land	27,456	27,407
Purchased software	164,891	164,659
Furniture and fixtures	22,836	23,068
Leasehold improvements	21,826	22,491
Construction in progress	666	333
	654,205	652,862
Less: Accumulated depreciation	(494,941)	(493,219)
Property and Equipment, net	$159,264	$159,643
The Company recognized $7,927 and $8,389 in depreciation expense related to property and equipment for the three months ended March 31, 2025 and 2024, respectively.
Deferred Contract Costs
Deferred contract costs, which primarily consist of deferred sales commissions, were $47,751 and $45,855 as of March 31, 2025 and December 31, 2024, respectively. The Company deferred expenses related to contract costs of $5,410 and $2,391 during the three months ended March 31, 2025 and 2024, respectively. Amortization expense related to deferred contract costs were $3,119 and $2,612 during the three months ended March 31, 2025 and 2024, respectively. Amortization expense related to deferred contract costs is included in Compensation, benefits and other personnel on the accompanying Consolidated Statements of Operations. There were no material impairment losses in relation to deferred contract costs during the three months ended March 31, 2025.
Accrued Liabilities
Accrued liabilities on the accompanying Consolidated Balance Sheets consist of:

	March 31, 2025	December 31, 2024
Accrued employee compensation	$51,461	$129,228
Accrued consulting, outsourcing and professional fees	37,899	32,082
Accrued sub-advisory, distribution and other asset management fees	52,591	53,727
Accrued dividend payable	1,558	63,877
Accrued income taxes	41,463	7,105
Other accrued liabilities	39,724	61,494
Total accrued liabilities	$224,696	$347,513

Note 4 – Fair Value Measurements
The fair value of the Company’s financial assets and liabilities is determined in accordance with the fair value hierarchy. The pricing policies and procedures applied to the Company's Level 1 and Level 2 financial assets during the three months ended March 31, 2025 were consistent with those as described in the Company's Annual Report on Form 10-K at December 31, 2024. The Company’s Level 1 financial assets consists mainly of investments in open-end and closed-end investment products that are quoted daily. Level 2 financial assets consist of Government National Mortgage Association (GNMA) mortgage-backed securities held by the Company's wholly-owned limited purpose federal thrift subsidiary, SEI Private Trust Company (SPTC), and Federal Home Loan Bank (FHLB) and other U.S. government agency short-term notes held by SIDCO. The financial assets held by SIDCO were purchased as part of a cash management program requiring only short term, top-tier investment grade government and corporate securities. The financial assets held by SPTC are debt securities issued by GNMA and are backed by the full faith and credit of the U.S. government. These securities were purchased for the sole purpose of satisfying applicable regulatory requirements and have maturity dates which range from 2027 to 2041. The Company's Level 3 financial liabilities at March 31, 2025 and December 31, 2024 consist entirely of the estimated fair value of the contingent considerations resulting from business acquisitions (See Note 12). The fair value of the contingent considerations were determined using a Monte-Carlo simulation model. There were no transfers of financial assets between levels within the fair value hierarchy during the three months ended March 31, 2025.
The fair value of the Company's investments in funds sponsored by LSV is measured using the net asset value per share (NAV) as a practical expedient. The NAVs of the funds are calculated by the funds' independent custodian and are derived from the fair values of the underlying investments as of the reporting date. The investment funds sponsored by LSV allow for investor redemptions at the end of each calendar month. The investments measured using the NAV as a practical expedient have not been classified in the fair value hierarchy but are presented in the tables below to permit reconciliation to the amounts presented on the accompanying Consolidated Balance Sheets.
The fair value of certain financial assets of the Company was determined using the following inputs:

	At March 31, 2025
	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
Assets
Equity securities	$41,533	$—	$—	$—	$41,533
Available-for-sale debt securities	—	164,681	—	—	164,681
Securities owned	—	31,174	—	—	31,174
Investment funds sponsored by LSV	—	—	—	8,148	8,148
Investments in limited partnership funds	—	—	—	566	566
Total assets measured at fair value	$41,533	$195,855	$—	$8,714	$246,102

Liabilities
Contingent considerations	$—	$—	$11,888	$—	$11,888
Total liabilities measured at fair value	$—	$—	$11,888	$—	$11,888

	At December 31, 2024
	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
Assets
Equity securities	$40,530	$—	$—	$—	$40,530
Available-for-sale debt securities	—	143,126	—	—	143,126
Securities owned	—	29,583	—	—	29,583
Investment funds sponsored by LSV	—	—	—	8,129	8,129
Total assets measured at fair value	$40,530	$172,709	$—	$8,129	$221,368

Liabilities
Contingent considerations	$—	$—	$14,355	$—	$14,355
Total liabilities measured at fair value	$—	$—	$14,355	$—	$14,355

Note 5 – Investments and Other Marketable Securities
Investments on the accompanying Consolidated Balance Sheets consist of:

	March 31, 2025	December 31, 2024
Available for sale and equity securities	$206,214	$183,656
Investments in affiliated funds	8,148	8,129
Investments in limited partnership funds	566	—
Equity method investments (See Note 2)	63,156	123,782
Total	$278,084	$315,567

Available For Sale and Equity Securities
Available for sale and equity securities consist of:

	At March 31, 2025
	Cost Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-sale debt securities	$171,780	$—	$(7,099)	$164,681
SEI-sponsored investment products	33,569	1,944	—	35,513
Equities and other investment products	5,842	178	—	6,020
	$211,191	$2,122	$(7,099)	$206,214

	At December 31, 2024
	Cost Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-sale debt securities	$154,211	$—	$(11,085)	$143,126
SEI-sponsored investment products	33,029	1,615	—	34,644
Equities and other investment products	5,554	332	—	5,886
	$192,794	$1,947	$(11,085)	$183,656
Net unrealized losses at March 31, 2025 of available-for-sale debt securities were $5,467 (net of income tax benefit of $1,632). Net unrealized losses at December 31, 2024 of available-for-sale debt securities were $8,536 (net of income tax benefit of $2,549). These unrealized losses are associated with the Company’s investments in mortgage-backed securities issued by GNMA and were caused by interest rate increases (See Note 4). The contractual cash flows of these securities are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company's investments. The Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases. These net unrealized losses are reported as a separate component of Accumulated other comprehensive loss on the accompanying Consolidated Balance Sheets.
The following tables provide the scheduled maturities of the Company's available-for-sale debt securities:

	At March 31, 2025
	Cost	Fair Value
Within one year	$—	$—
After one year through five years	3,602	3,285
After 5 years through 10 years	19,218	17,698
After 10 years	148,960	143,698
	$171,780	$164,681

	At December 31, 2024
	Cost	Fair Value
Within one year	$—	$—
After one year through five years	4,132	3,763
After 5 years through 10 years	20,323	18,429
After 10 years	129,756	120,934
	$154,211	$143,126
There were no material realized gains or losses from available-for-sale debt securities during the three months ended March 31, 2025 and 2024, respectively.
There were gross realized gains of $303 and $595 from investment products and equities during the three months ended March 31, 2025 and 2024, respectively. There were no material gross realized losses from investment products and equities during the three months ended March 31, 2025 and 2024. Gains and losses from investment products and equities are reflected in Net gain from investments on the accompanying Consolidated Statements of Operations.

Investments in Affiliated Funds
The Company has an investment in funds sponsored by LSV. The Company records this investment at fair value. Unrealized gains and losses from the change in fair value of these funds are recognized in Net gain from investments on the accompanying Consolidated Statements of Operations.
The Company's investment in the funds had a fair value of $8,148 and $8,129 at March 31, 2025 and December 31, 2024, respectively. The Company recognized unrealized gains of $19 and $833 during the three months ended March 31, 2025 and 2024, respectively, from the change in fair value of the funds.
Securities Owned
The Company’s broker-dealer subsidiary, SIDCO, has investments in U.S. government agency securities with maturity dates less than one year. These investments are reflected as Securities owned on the accompanying Consolidated Balance Sheets. Due to specialized accounting practices applicable to investments by broker-dealers, the securities are reported at fair value and changes in fair value are recorded in current period earnings. The securities had a fair value of $31,174 and $29,583 at March 31, 2025 and December 31, 2024, respectively. There were no material net gains or losses related to the securities during the three months ended March 31, 2025 and 2024.
Cash Equivalents
Investments in SEI-sponsored and non-SEI-sponsored money market funds and commercial paper classified as cash equivalents had a fair value of $437,281 and $541,635 at March 31, 2025 and December 31, 2024, respectively. There were no material unrealized or realized gains or losses from these investments during the three months ended March 31, 2025 and 2024. Investments in money market funds and commercial paper are Level 1 assets.

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
The Company was in compliance with all covenants of the Credit Facility during the three months ended March 31, 2025. As of April 10, 2025, the Company had outstanding letters of credit of $4,866 under the Credit Facility. The amount of the Credit Facility that is available for general corporate purposes as of April 10, 2025 was $320,134.

Note 7 – Shareholders’ Equity
Stock-Based Compensation
The Company has non-qualified stock options and restricted stock units (RSUs) outstanding under its equity compensation plans. The Company recognized stock-based compensation expense in its Consolidated Financial Statements in the three months ended March 31, 2025 and 2024, respectively, as follows:

	Three Months Ended March 31,
	2025	2024
Stock-based compensation expense	$14,138	$11,059
Less: Deferred tax benefit	(2,623)	(2,213)
Stock-based compensation expense, net of tax	$11,515	$8,846
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
As of March 31, 2025, there was approximately $105,462 of unrecognized compensation cost remaining related to unvested employee stock options and restricted stock units that management expects will vest and is being amortized.
The Company issues new common shares associated with the exercise of stock options. The total intrinsic value of options exercised during the three months ended March 31, 2025 was $9,376. The total options exercisable as of March 31, 2025 had an intrinsic value of $153,442. The total intrinsic value for options exercisable is calculated as the difference between the market value of the Company’s common stock as of March 31, 2025 and the weighted average exercise price of the options. The market value of the Company’s common stock as of March 31, 2025 was $77.63 as reported by the Nasdaq Stock Market, LLC. The weighted average exercise price of the options exercisable as of March 31, 2025 was $59.00. Total options that were outstanding as of March 31, 2025 were 14,937,000. Total options that were exercisable as of March 31, 2025 were 8,235,000.
Common Stock Buyback
The Company’s Board of Directors, under multiple authorizations, has authorized the repurchase of common stock on the open market or through private transactions. The Company purchased 2,501,000 shares at a total cost of $192,844 during the three months ended March 31, 2025, which reduced the total shares outstanding of common stock. The cost of stock purchases during the period includes the cost of excise taxes applicable to stock repurchases and certain transactions that settled in the following quarter. On March 18, 2025, the Company's Board of Directors approved an increase in the stock repurchase program by an additional $500,000. As of March 31, 2025, the Company had approximately $476,757 of authorization remaining for the purchase of common stock under the program.
The Company immediately retires its common stock when purchased. Upon retirement, the Company reduces Capital in excess of par value for the average capital per share outstanding and the remainder is charged against Retained earnings. If the Company reduces its Retained earnings to zero, any subsequent purchases of common stock will be charged entirely to Capital in excess of par value.

Note 8 – Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss, net of tax, are as follows:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Investments	Accumulated Other Comprehensive Loss
Balance, January 1, 2025	$(38,439)	$(8,536)	$(46,975)

Other comprehensive income before reclassifications	5,366	3,101	8,467
Amounts reclassified from accumulated other comprehensive loss	—	(32)	(32)
Net current-period other comprehensive income	5,366	3,069	8,435

Balance, March 31, 2025	$(33,073)	$(5,467)	$(38,540)

Note 9 – Business Segment Information
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
There are no inter-segment revenues for the three months ended March 31, 2025 and 2024. The accounting policies of the reportable business segments are the same as those described in Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
The following tables highlight certain financial information about each of the business segments for the three months ended March 31, 2025 and 2024:

	Investment Managers	Private Banks	Investment Advisors	Institutional Investors	Investments In New Businesses	Total
	For the Three Months Ended March 31, 2025
Total revenue	$192,048	$137,714	$136,576	$68,506	$16,500	$551,344
Less:
Operations & services	86,239	50,286	41,038	20,673	4,961	203,197
Sales, marketing & client service	9,832	8,910	9,195	9,656	4,927	42,520
Technology services & infrastructure	12,752	28,335	8,866	1,549	1,368	52,870
Strategic initiatives & new business development	6,387	22,379	11,708	2,559	5,698	48,731
Other segment expenses (1)	2,001	4,839	1,648	1,433	1,542	11,463
Segment profit (loss)	$74,837	$22,965	$64,121	$32,636	$(1,996)	$192,563

	Investment Managers	Private Banks	Investment Advisors	Institutional Investors	Investments In New Businesses	Total
	For the Three Months Ended March 31, 2024
Total revenue	$172,653	$130,137	$122,718	$71,778	$14,293	$511,579
Less:
Operations & services	78,374	48,262	39,051	21,623	4,918	192,228
Sales, marketing & client service	9,827	10,774	5,220	11,493	4,607	41,921
Technology services & infrastructure	10,454	26,906	8,329	1,477	1,296	48,462
Strategic initiatives & new business development	7,989	21,258	12,548	3,585	6,018	51,398
Other segment expenses (1)	2,906	5,774	1,810	1,931	1,544	13,965
Segment profit (loss)	$63,103	$17,163	$55,760	$31,669	$(4,090)	$163,605
(1) Other segment expenses for each reportable segment includes professional services, occupancy and certain overhead expenses.
A reconciliation of the total segment profit to income from operations on the Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024 is as follows:

	2025	2024
Total segment profit	$192,563	$163,605
Corporate overhead expenses	(35,466)	(37,754)
Income from operations	$157,097	$125,851
Other income and expense items to reconcile income from operations to income before income taxes on the Consolidated Statements of Operations include net gain from investments, interest and dividend income, interest expense and equity in the earnings of unconsolidated affiliates. These items are not allocated to the Company's segments.
The following tables provide additional information for the three months ended March 31, 2025 and 2024 pertaining to the business segments:

	Capital Expenditures (2)		Depreciation
	2025	2024	2025	2024
Investment Managers	$6,486	$7,675	$62	$1,579
Private Banks	5,503	6,432	2,259	2,904
Investment Advisors	2,632	3,165	2,025	2,181
Institutional Investors	763	1,119	319	604
Investments in New Businesses	279	416	78	172
Total from business segments	$15,663	$18,807	$4,743	$7,440
Corporate overhead	365	542	3,184	949
	$16,028	$19,349	$7,927	$8,389
(2) Capital expenditures include additions to property and equipment and capitalized software.

	Amortization
	2025	2024
Investment Managers	$202	$—
Private Banks	5,275	5,111
Investment Advisors	2,419	2,122
Institutional Investors	1,875	1,892
Investments in New Businesses	875	1,182
Total from business segments	$10,646	$10,307
Corporate overhead	64	79
	$10,710	$10,386

Note 10 – Income Taxes
The gross liability for unrecognized tax benefits at March 31, 2025 and December 31, 2024 was $15,195 and $15,241, respectively, exclusive of interest and penalties, of which $15,103 and $14,886 would affect the effective tax rate if the Company were to recognize the tax benefit.
The Company classifies interest and penalties on unrecognized tax benefits as income tax expense. As of March 31, 2025 and December 31, 2024, the combined amount of accrued interest and penalties related to tax positions taken on tax returns was $1,933 and $1,725, respectively.

	March 31, 2025	December 31, 2024
Gross liability for unrecognized tax benefits, exclusive of interest and penalties	$15,195	$15,241
Interest and penalties on unrecognized benefits	1,933	1,725
Total gross uncertain tax positions	$17,128	$16,966
Amount included in Current liabilities	$4,239	$4,377
Amount included in Other long-term liabilities	12,889	12,589
	$17,128	$16,966
The effective income tax rate for the three months ended March 31, 2025 and 2024 differs from the federal income tax statutory rate due to the following:

	Three Months Ended March 31,
	2025	2024
Statutory rate	21.0%	21.0%
State taxes, net of federal tax benefit	2.9	2.9
Foreign tax expense and tax rate differential	(0.2)	0.1
Tax benefit from stock option exercises	(0.5)	(1.1)
Other, net	(0.4)	—
	22.8%	22.9%
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
The Company estimates it will recognize $4,239 of gross unrecognized tax benefits. This amount is expected to be paid within one year or to be removed at the expiration of the statute of limitations and resolution of income tax audits and is netted against the current payable account. These unrecognized tax benefits are related to tax positions taken on certain federal, state, and foreign tax returns. However, the timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. While it is reasonably possible that some issues under examination could be resolved in the next twelve months, based upon the current facts and circumstances, the Company cannot reasonably estimate the timing of such resolution or the total range of potential changes as it relates to the current unrecognized tax benefits that are recorded as part of the Company’s financial statements.

Note 11 – Commitments and Contingencies
In the ordinary course of business, the Company from time to time enters into contracts containing indemnification obligations of the Company. These obligations may require the Company to make payments to another party upon the occurrence of certain events including the failure by the Company to meet its performance obligations under the contract. These contractual indemnification provisions are often standard contractual terms of the nature customarily found in the type of contracts entered into by the Company. In many cases, there are no stated or notional amounts included in the indemnification provisions. There are no amounts reflected on the Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024 related to these indemnifications.

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
Beginning on July 10, 2024, nine of Rubicon’s clients that had custodial accounts at SPTC filed state civil actions for fraud in the Court of Common Pleas of Montgomery County, Pennsylvania against Rubicon, its founder, Scott Mason, Mr. Mason’s wife, Lynne Mason, and Orchard Park Real Estate Holdings LLC (Orchard Park), a business owned by Mr. Mason. The fraud allegation (the Allegation) is based on the claim that Mr. Mason used Rubicon client funds to invest in Orchard Park, an entity allegedly formed and controlled by Mr. Mason, and that all such invested funds were subsequently withdrawn from Orchard Park by Mr. Mason and were used for his own, extensive personal expenses. The Company is also aware of at least four other cases filed in other jurisdictions against Rubicon and/or the Masons and/or Orchard Park, and there may be additional cases filed against Rubicon and/or the Masons of which the Company is unaware. On January 17, 2025, the SEC charged Mr. Mason, Rubicon, and Orchard Park with violating Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and Mr. Mason and Rubicon with violating Sections 206(1) and (2) of the Investment Advisers Act of 1940 in connection with the Allegation. That same day, the U.S. Attorney’s Office for the Eastern District of Pennsylvania announced criminal charges against Mr. Mason. Mason, Rubicon and Orchard Park have consented to the entry of final judgments in the SEC matter, subject to court approval. On January 28, 2025, Mason pled guilty to nine criminal charges, including wire fraud, securities fraud, investment advisor fraud and filing false tax returns. A sentencing hearing has been scheduled for June 4, 2025.
As of April 16, 2025, eight separate suits have been filed against SPTC in its capacity as custodian for the Rubicon accounts of the plaintiffs (collectively, the Plaintiffs). These actions were also filed in the Court of Common Pleas of Montgomery County, Pennsylvania and are: Star Sitron vs. SEI Private Trust Company, Case No. 2024-17132 (Sitron); Charles Murray vs. SEI Private Trust Company, Case No. 2024-18391 (Murray); James A. Byrne & Sharon Byrne vs. SEI Private Trust Company, Case No. 2024-20612; Melody Pettinelli & Melody Pettinelli as Trustee of the Donald Pettinelli Trust dated 11/7/1996 vs. SEI Private Trust Company, Case. 2024-21377; Norman Love vs. SEI Private Trust Company, Case No. 2024-21361; Stephen Red & Carla Red vs. SEI Private Trust Company, Case No. 2024-21902; Edward A. Tettemer & Lyn K. Tettemer vs. SEI Private Trust Company, Case No. 2024-21827; and Jonathan Klein & Sara Klein vs. SEI Private Trust Company, Case No. 2024- 23294 (collectively, the Rubicon Actions). Based on the complaints that have thus far been filed in the Rubicon Actions, these actions allege several different claims, including breach of contract, breach of fiduciary duty, negligence, violation of Pennsylvania's Unfair Trade Practices and Consumer Protection Law (UTPCPL), and aiding and abetting tortious conduct by SPTC in connection with certain transfers of Plaintiffs’ assets from SPTC custodial accounts to Orchard Park bank accounts. SPTC has been served with complaints in two of the Rubicon Actions, Sitron and Murray. In the remaining six Rubicon Actions, the Plaintiffs have commenced suit but have not filed their formal complaints. The Sitron and Murray cases are both in the early stages, with initial motion practice and discovery now occurring.
On September 12, 2024 the Sitron court issued an initial case management order requiring, among other things, fact discovery to be completed within approximately 18 months and dispositive motions to be filed within 21 months from the commencement of the action. On August 8, 2024, SPTC filed preliminary objections to the plaintiff’s complaint in Sitron. On March 18, 2025, the Sitron court granted in part SPTC’s preliminary objections, dismissing with prejudice Sitron’s UTPCPL claim and claim of aiding and abetting tortious conduct, and denying SPTC’s remaining preliminary objections. On April 14, 2025, the court denied Sitron’s motion for partial reconsideration of the court’s March 18, 2025 order, and on April 14, 2025 the court denied Sitron’s motion to take an immediate appeal of the dismissal of the UTPCPL and aiding and abetting tortious conduct claims. On April 7, 2025, SPTC filed its Answer with New Matter to the Sitron complaint, and filed a writ of summons to join Rubicon, Mason, Orchard Park, and another Rubicon entity as additional defendants in the Sitron action.
On October 7, 2024, the Murray court issued an initial case management order requiring, among other things, fact discovery to be completed within 9 months and dispositive motions to be filed within 12 months of commencement of the action. The parties are seeking to extend those deadlines to 18 months for discovery and 21 months for dispositive motions, which is the schedule in the Sitron matter. On October 16, 2024, SPTC filed preliminary objections to the plaintiff's claims in Murray. On December 13, 2024, the Murray court denied each of SPTC’s preliminary objections. On January 16, 2025, SPTC filed its Answer with New Matter to the Murray complaint. On January 17, 2025, SPTC filed a writ of summons to join Rubicon, Mason, Orchard Park, and another Rubicon entity as additional defendants in the Murray action, and on February 5, 2025, SPTC filed its joinder complaint against those additional defendants. While the Rubicon Actions are in their infancy and the ultimate outcomes of these litigations remain uncertain, SPTC intends to vigorously defend each of the Rubicon Actions. Currently, SPTC estimates that the aggregate amount of Rubicon client assets transferred at the direction of Mr. Mason from SPTC custodial accounts to Orchard Park bank accounts is approximately $15,000. In the event that SPTC is unsuccessful in its defense of the Rubicon Actions, SEI does not currently believe that the losses associated with such unsuccessful defense would exceed the approximately $15,000 of Rubicon client assets that Mr. Mason directed to be transferred to Orchard Park.
United Kingdom Financial Conduct Authority Supervisory Review of SEI Investments (Europe) Limited
On July 31, 2024, SEI Investments (Europe) Limited (SIEL), an indirectly, wholly-owned operating subsidiary of SEI, received a final requirement notice from the Financial Conduct Authority of the United Kingdom (the FCA) under section 166(3)(a) of the Financial Services and Markets Act 2000 (FSMA), requiring SIEL to engage a “Skilled Person” to undertake a two-stage review of SIEL’s governance arrangements and control environment. In the first stage, the Skilled Person is to provide SIEL and the FCA with a report setting out the Skilled Person’s view of the effectiveness of the control environment and governance arrangements with respect to key risks, as well as the Skilled Person’s recommendations where necessary to address any identified weaknesses (the Section 166 Report). In the second stage, the Skilled Person is to provide an independent view of the quality and completeness of the remediation carried out by SIEL to address any findings from the initial stage and any self-identified weaknesses, including a view on SIEL’s compliance with relevant regulations. The appointment of a Skilled Person is one of the regulatory tools used by the FCA to supervise and monitor firms it regulates. A Skilled Person is an independent third-party expert with the relevant knowledge and experience to undertake a review as described above. This is not an enforcement action nor an investigation but an action taken as part of its supervisory oversight.
In August 2024, SIEL, with the approval of FCA, appointed the firm of Grant Thornton to act as the Skilled Person.
On December 16, 2024, Grant Thornton delivered the first stage of its Skilled Person Report in which it concluded, in summary, that SIEL has an established corporate governance framework and risk management framework that it considered to be appropriate in design for the relative size and complexity of its activities. The Skilled Person Report did however make a number of recommendations for improvements in its governance arrangements with its U.S. parent, and with respect to SIEL’s three lines of defense: resourcing of control functions, strategy and culture.
To provide the necessary assurance to the FCA of SIEL’s focus on addressing the recommendations and concerns, on February 26, 2025, SIEL voluntarily applied to the FCA under section 55L(5)(a) FSMA for the imposition by the FCA of requirements on its regulatory permission (“Voluntary Requirement” / “VREQ”). From February 26, 2025 onwards, SIEL may not, without the FCA’s prior written consent:
•enter into new client agreements (contracts) where a material change in SIEL’s existing suite of propositions, systems or services is required or where significant senior management engagement would be needed; and
•launch a new proposition, product or service that is not already offered by SIEL.
The VREQ does not prevent SIEL from on-boarding new clients where this does not result in significant new service requirements or significant senior management engagement.
The VREQ currently imposed on SIEL is reflected in full on the FCA Register.
SIEL is fully committed to addressing the concerns raised by the FCA. The Company believes the actions SIEL is taking to remediate the issues identified in the Skilled Person Report will not only strengthen its business but also help maintain its focus on achieving positive customer outcomes, positioning SIEL for sustainable future growth.
The VREQ will stay in effect unless and until varied or cancelled by the FCA (either on the application of SIEL or of the FCA’s own volition), until the FCA is satisfied that SIEL has demonstrated that it has addressed the concerns the FCA has communicated to it.
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
Unfunded Commitments to Limited Partnership Funds
The Company has unfunded commitments of $9,434 at March 31, 2025 to limited partnership funds (See Note 5).

Note 12 – Goodwill and Intangible Assets
The changes in the carrying amount of the Company's goodwill by segment are as follows:

	Investment Managers	Investment Advisors	Institutional Investors	Investments in New Businesses	Total

Balance, December 31, 2024	$55,267	$33,131	$61,719	$20,170	$170,287
Reclassification of goodwill to assets held for sale	—	—	—	(1,711)	(1,711)
Measurement period adjustments	—	(1,109)	—	—	(1,109)
Foreign currency translation adjustments	1	—	431	—	432
Balance, March 31, 2025	$55,268	$32,022	$62,150	$18,459	$167,899
In December 2024, the Company acquired LifeYield, LLC (LifeYield). The total purchase price for LifeYield included a contingent consideration subject to the achievement of certain post-closing performance measurements determined during a time period up to four years from the closing date. During the three months ended March 31, 2025, the Company recorded an adjustment of $1,109 to finalize the calculation of the contingent consideration which reduced the amount of goodwill recorded through the acquisition. Also during the three months ended March 31, 2025, the Company made an adjustment of $254 which reduced the fair value of the contingent consideration. This fair value adjustment to the contingent consideration is reflected in Facilities, supplies and other costs on the Consolidated Statement of Operations. As of March 31, 2025, the fair value of the contingent consideration of $10,465 is included in Other long-term liabilities on the accompanying Consolidated Balance Sheet.
In November 2023, the Company's wholly-owned operating subsidiary in the United Kingdom, SIEL, acquired all of the outstanding equity of XPS Pensions (Nexus) Limited, principal employer and scheme funder of the National Pensions Trust (NPT), from its parent company, XPS Pensions Group PLC (XPS). The total purchase price for XPS Pensions (Nexus) Limited included a contingent consideration payable to the sellers subject to the achievement of certain post-closing performance measurements determined during intervals occurring within two years immediately following the closing date. During the three months ended March 31, 2025, the Company made an adjustment of $1,097 which reduced the fair value of the contingent consideration. The fair value adjustment to the contingent consideration is reflected in Facilities, supplies and other costs on the Consolidated Statement of Operations. As of March 31, 2025, the fair value of the contingent consideration of $1,423 is included in Other long-term liabilities on the accompanying Consolidated Balance Sheet.
The Company recognized $3,449 and $3,403 of amortization expense related to acquired intangible assets during the three months ended March 31, 2025 and 2024, respectively.

Note 13 – Revenues from Contracts with Customers
The Company’s principal sources of revenues are: (1) asset management, administration and distribution fees primarily earned based upon a contractual percentage of net assets under management or administration; and (2) information processing and software servicing fees that are either recurring and primarily earned based upon the number of trust accounts being serviced or a percentage of the market value of the clients' assets processed on the Company's platforms, or non-recurring and based upon project-oriented contractual agreements related to client implementations.

Disaggregation of Revenue
The following tables provide additional information pertaining to the Company's revenues disaggregated by major product line and primary geographic market based on the location of the use of the products or services for each of the business segments for the three months ended March 31, 2025 and 2024:

	Investment Managers	Private Banks	Investment Advisors	Institutional Investors	Investments In New Businesses	Total
Major Product Lines:	For the Three Months Ended March 31, 2025
Investment management fees from pooled investment products	$109	$30,743	$55,104	$11,576	$403	$97,935
Investment management fees from investment management agreements	—	1,058	52,077	52,237	4,784	110,156
Investment operations fees	180,357	622	20,837	11	1,133	202,960
Investment processing fees - PaaS	1,287	75,856	1,364	623	9	79,139
Investment processing fees - SaaS	—	21,815	1,382	1,836	5,824	30,857
Professional services fees	1,709	6,914	—	—	985	9,608
Account fees and other	8,586	706	5,812	2,223	3,362	20,689
Total revenues	$192,048	$137,714	$136,576	$68,506	$16,500	$551,344

Primary Geographic Markets:
United States	$170,036	$93,131	$136,576	$57,009	$15,930	$472,682
United Kingdom	—	29,767	—	7,999	570	38,336
Canada	—	9,983	—	1,415	—	11,398
Ireland	14,059	4,833	—	2,083	—	20,975
Luxembourg	7,953	—	—	—	—	7,953
Total revenues	$192,048	$137,714	$136,576	$68,506	$16,500	$551,344

	Investment Managers	Private Banks	Investment Advisors	Institutional Investors	Investments In New Businesses	Total
Major Product Lines:	For the Three Months Ended March 31, 2024
Investment management fees from pooled investment products	$84	$32,399	$58,597	$12,074	$356	$103,510
Investment management fees from investment management agreements	—	931	48,161	54,209	4,308	107,609
Investment operations fees	164,189	539	9,644	—	1,478	175,850
Investment processing fees - PaaS	1,258	67,846	1,281	423	10	70,818
Investment processing fees - SaaS	19	23,459	—	2,088	5,097	30,663
Professional services fees	1,017	4,115	—	—	583	5,715
Account fees and other	6,086	848	5,035	2,984	2,461	17,414
Total revenues	$172,653	$130,137	$122,718	$71,778	$14,293	$511,579

Primary Geographic Markets:
United States	$155,959	$85,775	$122,718	$59,376	$14,293	$438,121
United Kingdom	—	29,848	—	9,218	—	39,066
Canada	—	9,799	—	1,471	—	11,270
Ireland	9,906	4,715	—	1,713	—	16,334
Luxembourg	6,788	—	—	—	—	6,788
Total revenues	$172,653	$130,137	$122,718	$71,778	$14,293	$511,579

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

Note 14 – Assets Held for Sale
On February 27, 2025, the Company and Aquiline Capital Partners LP (Aquiline), a private investment firm specializing in financial services and technology, announced that the companies have entered into a definitive agreement for Aquiline to acquire the Company's Family Office Services business. The total purchase price is $120,000 to be paid in cash at closing, and the transaction is expected to close during the second quarter 2025, subject to applicable regulatory approval and other customary closing conditions. The purchase price is subject to adjustments for the transfer of working capital accounts and funding of liabilities by the Company at closing. In connection with the agreement, the companies also entered into a transition services agreement whereby the Company will provide certain information technology, administrative and operational services to Aquiline for a period of time after the closing of the transaction to assist in the transfer of services.
As of March 31, 2025, the Company has identified assets within the disposal group with carrying amounts that are expected to be recovered principally through the transaction with Aquiline rather than through continuing use. As such, these assets within the disposal group have been classified as held for sale on the accompanying Consolidated Balance Sheet. The results of operations of the Company's Family Office Services business is reported in the Investments in New Businesses segment. Management does not believe the expected transaction represents a strategic shift that will have a significant impact on the Company's operations and financial results, and as such, the Family Office Services business is not considered a discontinued operation.
The Company's assets held for sale and related liabilities on the accompanying Consolidated Balance Sheet consist of:
Assets Held for Sale

March 31, 2025
Receivables, net of allowance for doubtful accounts of $131	$8,427
Property and equipment, net of accumulated depreciation of $2,144	210
Operating lease right-of-use assets	2,848
Capitalized software, net	492
Goodwill	1,711
Intangible Assets, net of accumulated amortization of $21,717	8,413
Deferred contract costs	395
Other assets, net	269
Total assets held for sale	$22,765
Liabilities Related to Assets Held for Sale

March 31, 2025
Accrued liabilities	$1,188
Operating lease liabilities	2,993
Deferred revenue	202
Total liabilities related to assets held for sale	$4,383

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(In thousands, except asset balances and per-share data)
This discussion reviews and analyzes the consolidated financial condition, the consolidated results of operations and other key factors that may affect future performance. This discussion should be read in conjunction with the Consolidated Financial Statements, the Notes to the Consolidated Financial Statements and the Annual Report on Form 10-K for the year ended December 31, 2024.

Overview
Consolidated Summary
SEI Investments Company is a leading global provider of financial technology, operations, and asset management services within the financial services industry. Investment processing fees are earned as either monthly fees for contracted services or as a percentage of the market value of our clients' assets processed on our platforms. Investment operations and investment management fees are earned as a percentage of assets under management, administration or advised assets. As of March 31, 2025, through our subsidiaries and partnerships in which we have a significant interest, we manage, advise or administer $1.6 trillion in hedge, private equity, mutual fund and pooled or separately managed assets.
Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024 were:

	Three Months Ended March 31,		Percent Change
	2025	2024
Revenues	$551,344	$511,579	8%
Expenses	394,247	385,728	2%
Income from operations	157,097	125,851	25%
Net gain from investments	493	2,256	(78)%
Interest income, net of interest expense	10,036	10,680	(6)%
Equity in earnings from unconsolidated affiliate	28,747	31,643	(9)%
Income before income taxes	196,373	170,430	15%
Income taxes	44,856	39,030	15%
Net income	151,517	131,400	15%
Diluted earnings per common share	$1.17	$0.99	18%
The following items had a significant impact on our financial results for the three months ended March 31, 2025 and 2024:
•Revenue from Assets under management, administration, and distribution fees increased in the first quarter of 2025 primarily from higher assets under administration due to cross sales to existing alternative investment clients of the Investment Managers segment as well as new sales within the segment. Average assets under administration increased $122.7 billion, or 13%, to $1.1 trillion during the first quarter 2025, as compared to $961.7 billion during the first quarter of 2024.
•Revenue from Asset management, administration and distribution fees also increased from market appreciation during 2024 and positive cash flows into separately managed account programs and Strategist programs of the Investment Advisors segment. This was partially offset by negative cash flows from SEI fund programs and fee reductions in separately managed account programs during 2024. Revenue growth was also partially offset by client losses in the Institutional Investors segment. Average assets under management in equity and fixed income programs, excluding LSV, increased $6.6 billion, or 4%, to $182.5 billion in the first quarter of 2025 as compared to $175.9 billion during the first quarter of 2024.
•Fees from the SEI Integrated Cash Program of the Investment Advisors segment increased to $20.8 million during the first quarter of 2025 as compared to $9.6 million during the first quarter of 2024.
•Revenue from Information processing and software servicing fees increased in the first quarter of 2025 primarily from new client conversions and growth from existing SEI Wealth PlatformSM (SWP) clients.
•Earnings from LSV decreased to $28.7 million in the first quarter of 2025 as compared to $31.6 million in the first quarter of 2024 due to negative cash flows from existing clients and client losses. Market appreciation of assets under management partially offset the decrease in earnings from LSV.

•The decline in personnel costs was primarily due to severance costs of $6.2 million incurred during the first quarter of 2024. Increased personnel costs due to business growth, primarily in the Investment Managers segment, partially offset this increase.
•Operating expenses increased primarily from higher costs for consulting and outsourced vendor costs supporting operations in the Investment Managers and Private Banks segments.
•Capitalized software development costs were $7.4 million in the first quarter of 2025, of which $4.4 million was for continued enhancements to SWP. Capitalized software development costs also include $3.0 million of software development costs in the first quarter of 2025 for a new platform for the Investment Managers segment. We expect to place this platform into service during the second half of 2025.
•Amortization expense related to SWP was $7.1 million in the first quarter of 2025 as compared to $6.8 million in the first quarter of 2024.
•Interest and dividend income was $10.2 million in the first quarter of 2025 as compared to $10.8 million in the first quarter of 2024. The decrease in interest and dividend income was due to declining interest rates and lower invested cash balances.
•In February 2025, the Company entered into a definitive agreement with Aquiline Capital Partners LP (Aquiline) for the sale of SEI’s Family Office Services business for a cash consideration of $120.0 million (See caption titled "Divestiture of Family Office Services Business" later in this discussion).
•Effective tax rates were 22.8% during the first quarter 2025 and 22.9% during the first quarter 2024.
•SEI repurchased 2.5 million shares of its common stock for $192.8 million in the first quarter of 2025.

Ending Asset Balances
(In millions)

	As of March 31,		Percent Change
	2025	2024
Investment Managers:
Collective trust fund programs (A)	$209,491	$161,660	30%
Liquidity funds	244	202	21%
Total assets under management	$209,735	$161,862	30%
Client assets under administration	1,061,067	959,904	11%
Total assets	$1,270,802	$1,121,766	13%
Private Banks:
Equity and fixed-income programs	$25,590	$25,282	1%
Collective trust fund programs	4	5	(20)%
Liquidity funds	3,670	2,733	34%
Total assets under management	$29,264	$28,020	4%
Client assets under administration	8,365	8,024	4%
Total assets	$37,629	$36,044	4%
Investment Advisors:
Equity and fixed-income programs	$75,689	$74,715	1%
Liquidity funds	3,153	4,722	(33)%
Total Platform assets under management	$78,842	$79,437	(1)%
Platform-only assets	25,591	20,516	25%
Platform-only assets-deposit program	2,216	897	147%
Total Platform assets	$106,649	$100,850	6%
Institutional Investors:
Equity and fixed-income programs	$76,491	$75,969	1%
Collective trust fund programs	1	1	—%
Liquidity funds	1,580	2,179	(27)%
Total assets under management	$78,072	$78,149	—%
Client assets under advisement	5,573	6,862	(19)%
Total assets	$83,645	$85,011	(2)%
Investments in New Businesses:
Equity and fixed-income programs	$2,661	$2,269	17%
Liquidity funds	288	223	29%
Total assets under management	$2,949	$2,492	18%
Client assets under administration (E)	14,846	15,411	(4)%
Client assets under advisement	2,219	1,248	78%
Total assets	$20,014	$19,151	5%
LSV:
Equity and fixed-income programs (B)	$87,114	$93,616	(7)%

Total:
Equity and fixed-income programs (C)	$267,545	$271,851	(2)%
Collective trust fund programs	209,496	161,666	30%
Liquidity funds	8,935	10,059	(11)%
Total assets under management	$485,976	$443,576	10%
Client assets under advisement	7,792	8,110	(4)%
Client assets under administration (D)	1,084,278	983,339	10%
Platform-only assets	27,807	21,413	30%
Total assets	$1,605,853	$1,456,438	10%
(A)    Collective trust fund program assets are included in assets under management since SEI is the trustee. Fees earned on this product are less than fees earned on customized asset management programs.
(B)    Equity and fixed-income programs include $1.4 billion of assets managed by LSV in which fees are based solely on performance and are not calculated as an asset-based fee (as of March 31, 2025).
(C)    Equity and fixed-income programs include $6.4 billion of assets invested in various asset allocation funds at March 31, 2025.
(D)    In addition to the assets presented, SEI also administers an additional $10.9 billion in Funds of Funds assets on which SEI does not earn an administration fee (as of March 31, 2025).
(E)    Client assets under administration include $14.8 billion of assets related to the Family Office Services business to be divested during the second quarter 2025 (as of March 31, 2025).

Average Asset Balances
(In millions)

	Three Months Ended March 31,		Percent Change
	2025	2024
Investment Managers:
Collective trust fund programs (A)	$208,720	$156,737	33%
Liquidity funds	256	207	24%
Total assets under management	$208,976	$156,944	33%
Client assets under administration	1,061,282	938,804	13%
Total assets	$1,270,258	$1,095,748	16%
Private Banks:
Equity and fixed-income programs	$25,894	$24,593	5%
Collective trust fund programs	4	4	—%
Liquidity funds	2,961	3,902	(24)%
Total assets under management	$28,859	$28,499	1%
Client assets under administration	8,488	7,753	9%
Total assets	$37,347	$36,252	3%
Investment Advisors:
Equity and fixed-income programs	$77,287	$72,689	6%
Liquidity funds	3,119	4,649	(33)%
Total Platform assets under management	$80,406	$77,338	4%
Platform-only assets	25,939	19,198	35%
Platform-only assets-deposit program	2,187	849	158%
Total Platform assets	$108,532	$97,385	11%
Institutional Investors:
Equity and fixed-income programs	$76,492	$76,414	—%
Collective trust fund programs	1	1	—%
Liquidity funds	1,655	1,812	(9)%
Total assets under management	$78,148	$78,227	—%
Client assets under advisement	5,741	6,498	(12)%
Total assets	$83,889	$84,725	(1)%
Investments in New Businesses:
Equity and fixed-income programs	$2,801	$2,200	27%
Liquidity funds	274	214	28%
Total assets under management	$3,075	$2,414	27%
Client assets under administration (E)	14,630	15,147	(3)%
Client assets under advisement	2,205	1,194	85%
Total assets	$19,910	$18,755	6%
LSV:
Equity and fixed-income programs (B)	$87,790	$90,708	(3)%

Total:
Equity and fixed-income programs (C)	$270,264	$266,604	1%
Collective trust fund programs	208,725	156,742	33%
Liquidity funds	8,265	10,784	(23)%
Total assets under management	$487,254	$434,130	12%
Client assets under advisement	7,946	7,692	3%
Client assets under administration (D)	1,084,400	961,704	13%
Platform-only assets	28,126	20,047	40%
Total assets	$1,607,726	$1,423,573	13%
(A)    Collective trust fund program average assets are included in assets under management since SEI is the trustee. Fees earned on this product are less than fees earned on customized asset management programs.
(B)    Equity and fixed-income programs include assets managed by LSV in which fees are based solely on performance and are not calculated as an asset-based fee. The average value of these assets for the three months ended March 31, 2025 was $1.4 billion.
(C)    Equity and fixed-income programs include $6.4 billion of average assets invested in various asset allocation funds for the three months ended March 31, 2025.
(D)    In addition to the assets presented, SEI also administers an additional $10.6 billion of average assets in Funds of Funds assets for the three months ended March 31, 2025 on which SEI does not earn an administration fee.
(E)    Client assets under administration include $14.6 billion of average assets for the three months ended March 31, 2025 related to Family Office Services business to be divested during the second quarter 2025.

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

Business Segments
Revenues, Expenses and Operating Profit (Loss) for our business segments for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 were as follows:

	Three Months Ended March 31,		Percent Change
	2025	2024
Investment Managers:
Revenues	$192,048	$172,653	11%
Expenses	117,211	109,550	7%
Operating Profit	$74,837	$63,103	19%
Operating Margin	39%	37%
Private Banks:
Revenues	$137,714	$130,137	6%
Expenses	114,749	112,974	2%
Operating Profit	$22,965	$17,163	34%
Operating Margin	17%	13%
Investment Advisors:
Revenues	$136,576	$122,718	11%
Expenses	72,455	66,958	8%
Operating Profit	$64,121	$55,760	15%
Operating Margin	47%	45%
Institutional Investors:
Revenues	$68,506	$71,778	(5)%
Expenses	35,870	40,109	(11)%
Operating Profit	$32,636	$31,669	3%
Operating Margin	48%	44%
Investments in New Businesses:
Revenues	$16,500	$14,293	15%
Expenses	18,496	18,383	1%
Operating Loss	$(1,996)	$(4,090)	NM
For additional information pertaining to our business segments, see Note 9 to the Consolidated Financial Statements.

Investment Managers
Revenues increased $19.4 million, or 11%, in the three month period ended March 31, 2025 and were primarily affected by:
•Increased administration fees from additional services provided to our largest alternative fund clients;
•Increased revenues from services provided to collective investment trusts; and
•Positive cash flows into alternative and traditional funds from new and existing clients; partially offset by
•Client losses and fund closures.
Operating margin increased to 39% compared to 37% in the three month period. Operating income increased $11.7 million, or 19%, in the three month period and was primarily affected by:
•An increase in revenues as mentioned above; partially offset by
•Increased costs associated with new business, primarily personnel costs and third-party vendor costs; and
•Costs to enhance, support and maintain technologies and investment service capabilities.
Private Banks

	Three Months Ended March 31,		Percent Change
	2025	2024
Revenues:
Information processing and software servicing fees	$105,199	$96,178	9%
Asset management, administration & distribution fees	32,515	33,959	(4)%
Total revenues	$137,714	$130,137	6%
Revenues increased $7.6 million, or 6%, in the three month period ended March 31, 2025 and were primarily affected by:
•Increased investment processing fees from new SWP client conversions and growth from existing SWP clients due to market appreciation and increased transaction volumes;
•Increased investment management fees from existing international clients due to market appreciation; and
•Increased investment processing fees earned on our mutual fund trading solution; partially offset by
•Lower investment processing fees from the recontracting of existing clients and a client loss; and
•Lower investment management fees from the recontracting of an existing client.
Operating margins increased to 17% compared to 13% in the three month period. Operating income increased by $5.8 million, or 34%, in the three month period and was primarily affected by:
•An increase in revenues as mentioned above; partially offset by
•Increased costs, mainly personnel, consulting and outsourced vendor costs supporting operations.
Investment Advisors

	Three Months Ended March 31,		Percent Change
	2025	2024
Revenues:
Investment management fees-SEI fund programs	$55,104	$58,597	(6)%
Separately managed account fees	52,077	48,161	8%
Other fees	29,395	15,960	84%
Total revenues	$136,576	$122,718	11%
Revenues increased $13.9 million, or 11%, in the three month period ended March 31, 2025 and were primarily affected by:
•Increased fee revenue of $11.2 million from the SEI Integrated Cash Program; and
•Increased fees from separately managed account programs and Strategist programs due to growth from existing clients and market appreciation; partially offset by
•Decreased investment management fees from SEI fund programs resulting from the continued shift out of SEI fund programs into separately managed accounts and other investment products;
•Fee reductions in our separately managed account programs; and
•Decreased average basis points earned on assets in SEI mutual funds.

Operating margin increased to 47% compared to 45% in the three month period. Operating income increased $8.4 million, or 15%, in the three month period and was primarily affected by:
•An increase in revenues as mentioned above; partially offset by
•Increased direct expenses associated with the increase in separately managed account fees;
•Increased personnel costs from business growth, and
•Increased stock-based compensation costs.
Institutional Investors
Revenues decreased $3.3 million, or 5%, in the three month period ended March 31, 2025 and were primarily affected by:
•Decreased investment management fees from fee reductions and client losses; partially offset by
•Increased investment management fees from existing clients due to higher assets under management due to market appreciation; and
•Revenues from new Outsourced Chief Investment Officer (OCIO) platform clients.
Operating margin increased to 48% compared to 44% in the three month period. Operating income increased $1.0 million, or 3%, in the three month period and was primarily affected by:
•Decreased direct expenses associated with investment management fees; and
•Decreased personnel costs; partially offset by
•A decrease in revenues as mentioned above.
Investments in New Businesses

	Three Months Ended March 31,		Percent Change
	2025	2024
Revenues:
SEI Family Office Services	$9,089	$8,795	3%
SEI Private Wealth Management	5,249	4,708	11%
Other	2,162	790	174%
Total revenues	$16,500	$14,293	15%
Revenues increased $2.2 million, or 15%, in the three month period ended March 31, 2025 and were primarily affected by:
•Increased revenues from network and data protection services offered through SEI Sphere due to new business;
•Increased revenues from SEI Private Wealth Management through higher assets under advisement due to market appreciation and new business; and
•Increased revenues from hosted technology offerings through SEI Family Office Services due to increased non-recurring implementation fees.

Other
Corporate overhead expenses
Corporate overhead expenses primarily consist of general and administrative expenses and other costs not directly attributable to a reportable business segment. Corporate overhead expenses were $35.5 million and $37.8 million in the three months ended March 31, 2025 and 2024, respectively. The decrease in corporate overhead expenses is primarily due to severance costs of $6.2 million incurred in first quarter of 2024. Increases in personnel costs, professional fees, consulting and stock-based compensation costs and investments in upgrading and enhancing various technologies utilized by corporate overhead units partially offset the decline in corporate overhead expenses.

Other income and expense
Other income and expense items on the accompanying Consolidated Statements of Operations consist of:

	Three Months Ended March 31,
	2025	2024
Net gain from investments	$493	$2,256
Interest and dividend income	10,221	10,819
Interest expense	(185)	(139)
Equity in earnings of unconsolidated affiliate	28,747	31,643
Total other income and expense items, net	$39,276	$44,579
Net gain from investments
Net gain from investments in the three months ended March 31, 2025 were primarily due to unrealized mark-to-market gains recorded in current earnings associated with LSV-sponsored investment funds and Company-sponsored investment funds from market appreciation (See Note 5 to the Consolidated Financial Statements).
Interest and dividend income
Interest and dividend income is earned based upon the amount of cash that is invested daily. The decrease in interest and dividend income in the three months ended March 31, 2025 was due to an overall decline in interest rates and lower invested cash balances.
Equity in earnings of unconsolidated affiliate
Equity in earnings of unconsolidated affiliate reflects our ownership interest in LSV. As of March 31, 2025, our total partnership interest in LSV was 38.6%. The table below presents the revenues and net income of LSV and the proportionate share in LSV's earnings.

	Three Months Ended March 31,		Percent Change
	2025	2024
Revenues of LSV	$99,928	$107,349	(7)%
Net income of LSV	74,514	82,012	(9)%

SEI's proportionate share in earnings of LSV	$28,747	$31,643	(9)%
The decrease in earnings from LSV in the three months ended March 31, 2025 was primarily due to lower assets under management from negative cash flows from existing clients and client losses. Market appreciation of client assets partially offset the decrease in earnings from LSV. Average assets under management by LSV decreased $2.9 billion to $87.8 billion during the three months ended March 31, 2025 as compared to $90.7 billion during the three months ended March 31, 2024, a decrease of 3%.
Amortization
Amortization expense on the accompanying Consolidated Statements of Operations consists of:

	Three Months Ended March 31,		Percent Change
	2025	2024
Capitalized software development costs	$7,197	$6,904	4%
Intangible assets acquired through acquisitions and asset purchases	3,449	3,403	1%
Other	$64	$79	(19)%
Total amortization expense	$10,710	$10,386	3%
Capitalized software development costs
The increase in amortization expense related to capitalized software development costs during the three months ended March 31, 2025 was primarily due to significant enhancements to SWP. We expect to place a new platform for the Investment Managers segment into service during the second half of 2025 (See Note 1 to the Consolidated Financial Statements).

Income Taxes
The effective income tax rates for the three months ended March 31, 2025 and 2024 differ from the federal income tax statutory rate due to the following:

	Three Months Ended March 31,
	2025	2024
Statutory rate	21.0%	21.0%
State taxes, net of federal tax benefit	2.9	2.9
Foreign tax expense and tax rate differential	(0.2)	0.1
Tax benefit from stock option exercises	(0.5)	(1.1)
Other, net	(0.4)	—
	22.8%	22.9%
Stock-Based Compensation
We recognized $14.1 million and $11.1 million in stock-based compensation expense during the three months ended March 31, 2025 and 2024, respectively. The increase in expense was primarily due to new equity awards granted during the fourth quarter 2024. The amount of stock-based compensation expense recognized is primarily based upon management's estimate of when the financial vesting targets of outstanding stock options may be achieved. Any change in the estimate could result in the amount of stock-based compensation expense to be accelerated, spread out over a longer period, or reversed. This may cause volatility in the recognition of stock-based compensation expense in future periods and could materially affect earnings (See Note 7 to the Consolidated Financial Statements).
We expect to recognize approximately $42.1 million in stock-based compensation expense during the remainder of 2025.
Divestiture of Family Office Services Business
On February 27, 2025, we announced the entry into a definitive agreement with Aquiline, a private investment firm specializing in financial services and technology, to acquire our Family Office Services business. The total purchase price is $120.0 million, subject to adjustment, to be paid in cash at closing, and the transaction is expected to close during the second quarter 2025. We also entered into a transition services agreement to provide certain information technology, administrative and operational services to Aquiline to assist in the transfer of services for a period of time after the closing of the transaction. The Family Office Services business is currently reported in our Investments in New Businesses segment and contributed $9.1 million and $8.8 million to our revenues and $3.2 million and $2.3 million to our income from operations during the three months ended March 31, 2025 and 2024, respectively.
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

Liquidity and Capital Resources

	Three Months Ended March 31,
	2025	2024
Net cash provided by operating activities	$146,480	$112,294
Net cash used in investing activities	(38,350)	(37,634)
Net cash used in financing activities	(241,548)	(62,157)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4,212	(572)
Net (decrease) increase in cash, cash equivalents and restricted cash	(129,206)	11,931
Cash, cash equivalents and restricted cash, beginning of period	840,193	834,998
Cash, cash equivalents and restricted cash, end of period	$710,987	$846,929
Our credit facility provides for borrowings up to $325.0 million and is scheduled to expire in April 2026 (See Note 6 to the Consolidated Financial Statements). We expect to renew the credit facility during 2025. As of April 10, 2025, we had outstanding letters of credit of $4.9 million which reduced the amount available under the credit facility. These letters of credit were primarily issued for the expansion of the corporate headquarters and are due to expire in late 2025. As of April 10, 2025, the amount of the credit facility available for corporate purposes was $320.1 million.
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
The majority of excess cash reserves are primarily placed in accounts located in the United States that invest entirely in SEI-sponsored money market mutual funds denominated in the U.S. dollar. We also utilize demand deposit accounts or money market accounts at several large, well-established financial institutions located in the United States. The institutions we utilize have not indicated any stability issues regarding the ability to honor current or future deposit obligations to their customers. Accounts used to manage these excess cash reserves do not impose any restrictions or limitations that would prevent us from being able to access such cash amounts immediately. As of April 10, 2025, the amount of cash and cash equivalents considered free and immediately accessible for other general corporate purposes was $295.8 million.
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
Cash flows from operations increased $34.2 million in the first three months of 2025 compared to the first three months of 2024 primarily from the increase in net income. The negative impact from the change in working capital accounts due to decreased accrued liabilities, primarily from the higher payments of incentive compensation awards in 2025 as compared to 2024, partially offset the increase in cash flows from operations.

Net cash used in investing activities includes:
•Purchases, sales and maturities of marketable securities. Purchases, sales and maturities of marketable securities in the first three months of 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
Purchases	$(50,113)	$(41,650)
Sales and maturities	30,949	32,116
Net investing activities from marketable securities	$(19,164)	$(9,534)
See Note 5 to the Consolidated Financial Statements for more information related to marketable securities.
•The capitalization of costs incurred in developing computer software. We capitalized $7.4 million of software development costs in the first three months of 2025 as compared to $6.3 million in the first three months of 2024. Software development costs are principally related to significant enhancements for the expanded functionality of the SEI Wealth Platform and a new platform for the Investment Managers segment.
•Capital expenditures. Capital expenditures in the first three months of 2025 were $8.7 million as compared to $13.1 million in the first three months of 2024. Expenditures in 2025 and 2024 include capital outlays for purchased software and equipment for data center operations. We continue to evaluate improvements to our information technology infrastructure which, if implemented, will result in additional expenditures for purchased software and equipment for data center operations.
•Other investing activities. We made strategic investments of $3.8 million and $10.0 million during the first three months of 2025 and 2024, respectively, in innovation platforms for wealth management.
Net cash used in financing activities includes:
•The repurchase of common stock. Our Board of Directors has authorized the repurchase of common stock through multiple authorizations. Currently, there is no expiration date for the common stock repurchase program. We had total capital outlays of $203.7 million during the first three months of 2025 and $46.8 million during the first three months of 2024 for the repurchase of common stock.
•Proceeds from the issuance of common stock. We received $24.5 million and $45.0 million in proceeds from the issuance of common stock during the first three months of 2025 and 2024, respectively, through our equity compensation plans. These proceeds were primarily from stock option exercise activity.
•Dividend payments. Cash dividends paid were $62.3 million in the first three months of 2025 as compared to $60.4 million in the first three months of 2024.
Cash Requirements
Cash requirements and liquidity needs are primarily funded through cash flow from operations and our capacity for additional borrowing. At March 31, 2025, unused sources of liquidity consisted of cash and cash equivalents and the amount available under our credit facility. We expect to renew our current credit facility during 2025.
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
•the implementation of our outsourcing strategy leveraging a Global Capability Center;
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
•failing to keep pace with significant new technologies;
•poor investment performance of our investment products or a client preference for products other than those which we offer or for products that generate lower fees;
•failure to identify errors in quantitative investment models;
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
•SEI Investments (South Africa) (PTY) Limited, a Private Company that is a licensed Financial Service Provider regulated by the Financial Sector Conduct Authority; and
•SEI Investments - Guernsey Limited, a provider of custody, administration and reporting services that is regulated by the Guernsey Financial Services Commission.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Information required by this item is set forth under the captions "Our revenues and earnings are affected by changes in capital markets and significant changes in the value of financial instruments" and "Changes in interest rates may affect the value of our fixed-income investment securities" in Item 1A Risk Factors and under the caption "Sensitivity of our revenues and earnings to capital market fluctuations" in Item 7, Management's Discussion and Analysis of Financial Condition and

Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to this information as it is disclosed in our Annual Report on Form 10-K for 2024.

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
(b) Change in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
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

Item 1A. Risk Factors.
Information regarding risk factors appears in Part I – Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes in the risk factors from those disclosed in the Annual Report on Form 10-K for 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(e)    Our Board of Directors has authorized the repurchase of up to $6.728 billion worth of our common stock through multiple authorizations through March 31, 2025. Currently, there is no expiration date for the common stock repurchase program. On March 18, 2025, our Board of Directors approved an increase in the stock repurchase program by an additional $500.0 million.
Information regarding the repurchase of common stock during the three months ended March 31, 2025 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 2025	—	$—	—	$169,600,000
February 2025	138,000	79.68	138,000	158,636,000
March 2025	2,363,000	76.29	2,363,000	476,757,000
Total	2,501,000	$76.48	2,501,000
(1) Average price paid per share does not include excise tax on stock repurchases.

Item 5. Other Information.
During the three months ended March 31, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 (c) of Regulation S-K).

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

SEI INVESTMENTS COMPANY

Date:	April 28, 2025	By:	/s/ Sean J. Denham
Sean J. Denham
Chief Financial and Chief Operating Officer