Form 10-Q
period 2025-06-30
SEI INVESTMENTS CO
filed 2025-07-28
CIK 350894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q
________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, as of the close of business on July 10, 2025:

Common Stock, $0.01 par value	123,625,060

SEI INVESTMENTS COMPANY

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

Consolidated Balance Sheets	SEI Investments Company
(unaudited)	and Subsidiaries
(Dollars in thousands, except per-share data)

	June 30, 2025	December 31, 2024
Assets
Current Assets:
Cash and cash equivalents	$746,349	$840,193
Receivables from investment products	49,095	54,118
Receivables, net of allowance for doubtful accounts of $2,124 and $1,435	637,568	567,634
Securities owned	31,682	29,583
Other current assets	66,310	60,282
Total Current Assets	1,531,004	1,551,810
Property and Equipment, net of accumulated depreciation of $503,326 and $493,219	155,690	159,643
Operating Lease Right-of-Use Assets	26,693	28,905
Capitalized Software, net of accumulated amortization of $653,008 and $641,071	235,601	236,023
Investments	290,466	315,567
Goodwill	168,738	170,287
Intangible Assets, net of accumulated amortization of $41,550 and $55,835	65,189	77,370
Deferred Contract Costs	47,218	45,855
Deferred Income Taxes	51,379	51,984
Other Assets, net	54,288	47,162
Total Assets	$2,626,266	$2,684,606
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	SEI Investments Company
(unaudited)	and Subsidiaries
(Dollars in thousands, except per-share data)

	June 30, 2025	December 31, 2024
Liabilities and Equity
Current Liabilities:
Accounts payable	$13,084	$13,081
Accrued liabilities	214,507	347,513
Current portion of long-term operating lease liabilities	7,400	7,900
Deferred revenue	12,583	12,019
Total Current Liabilities	247,574	380,513
Long-term Income Taxes Payable	—	803
Long-term Operating Lease Liabilities	21,646	24,235
Other Long-term Liabilities	18,607	26,943
Total Liabilities	287,827	432,494
Commitments and Contingencies
Shareholders' Equity:
Common stock, $0.01 par value, 750,000,000 shares authorized; 123,697,339 and 126,839,734 shares issued and outstanding	1,236	1,268
Capital in excess of par value	1,619,133	1,539,816
Retained earnings	739,453	758,003
Accumulated other comprehensive loss, net	(21,383)	(46,975)
Total Shareholders' Equity	2,338,439	2,252,112
Total Liabilities and Shareholders' Equity	$2,626,266	$2,684,606
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations	SEI Investments Company
(unaudited)	and Subsidiaries
(Dollars in thousands, except per-share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Asset management, administration and distribution fees	$437,543	$409,398	$869,686	$813,764
Information processing and software servicing fees	122,058	109,588	241,259	216,801
Total revenues	559,601	518,986	1,110,945	1,030,565
Expenses:
Subadvisory, distribution and other asset management costs	49,709	46,542	97,241	93,310
Software royalties and other information processing costs	9,191	8,096	18,272	16,567
Compensation, benefits and other personnel	199,574	185,878	390,358	378,794
Stock-based compensation	13,891	12,469	28,029	23,528
Consulting, outsourcing and professional fees	56,942	53,991	112,943	105,967
Data processing and computer related	41,801	38,074	81,120	75,234
Facilities, supplies and other costs	21,744	18,570	40,499	37,173
Amortization	10,449	10,485	21,159	20,871
Depreciation	7,665	8,367	15,592	16,756
Total expenses	410,966	382,472	805,213	768,200
Income from operations	148,635	136,514	305,732	262,365
Net gain from investments	1,759	666	2,252	2,922
Interest and dividend income	9,283	11,552	19,504	22,371
Interest expense	(92)	(139)	(277)	(278)
Gain on sale of business	94,412	—	94,412	—
Other income	4,500	—	4,500	—
Equity in earnings of unconsolidated affiliate	33,640	34,219	62,387	65,862
Income before income taxes	292,137	182,812	488,510	353,242
Income taxes	65,054	43,692	109,910	82,722
Net income	$227,083	$139,120	$378,600	$270,520

Basic earnings per common share	$1.82	$1.06	$3.02	$2.06
Shares used to compute basic earnings per share	124,470	130,815	125,516	131,116
Diluted earnings per common share	$1.78	$1.05	$2.95	$2.04
Shares used to compute diluted earnings per share	127,278	132,073	128,364	132,409
Dividends declared per common share	$0.49	$0.46	$0.49	$0.46
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income	SEI Investments Company
(unaudited)	and Subsidiaries
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$227,083	$139,120	$378,600	$270,520
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	16,527	(419)	21,893	(3,342)
Unrealized gain (loss) on investments:
Unrealized gains (losses) during the period, net of income taxes of $(208), $177, $(1,134) and $544	706	(596)	3,807	(1,827)
Reclassification adjustment for gains realized in net income, net of income taxes of $22, $24, $31 and $55	(76)	(76)	(108)	(181)
Total other comprehensive income (loss), net of tax	17,157	(1,091)	25,592	(5,350)
Comprehensive income	$244,240	$138,029	$404,192	$265,170
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Equity	SEI Investments Company
(unaudited)	and Subsidiaries
(Dollars in thousands, except per-share data)

	Shares of Common Stock	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	For the Three Months Ended June 30, 2025
Balance, April 1, 2025	124,784	$1,247	$1,558,125	$737,020	$(38,540)	$2,257,852
Net income	—	—	—	227,083	—	227,083
Other comprehensive income	—	—	—	—	17,157	17,157
Purchase and retirement of common stock	(2,162)	(22)	(17,563)	(163,172)	—	(180,757)
Issuance of common stock under employee stock purchase plan	20	—	1,419	—	—	1,419
Issuance of common stock under share-based award plans	1,055	11	61,457	—	—	61,468
Stock-based compensation	—	—	15,695	—	—	15,695
Dividends declared ($0.49 per share)	—	—	—	(61,478)	—	(61,478)
Balance, June 30, 2025	123,697	$1,236	$1,619,133	$739,453	$(21,383)	$2,338,439

	Shares of Common Stock	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	For the Three Months Ended June 30, 2024
Balance, April 1, 2024	131,329	$1,313	$1,455,162	$843,870	$(41,291)	$2,259,054
Net income	—	—	—	139,120	—	139,120
Other comprehensive loss	—	—	—	—	(1,091)	(1,091)
Purchase and retirement of common stock	(1,648)	(16)	(11,990)	(99,156)	—	(111,162)
Issuance of common stock under employee stock purchase plan	20	—	1,187	—	—	1,187
Issuance of common stock under share-based award plans	154	2	8,209	—	—	8,211
Stock-based compensation	—	—	12,469	—	—	12,469
Dividends declared ($0.46 per share)	—	—	—	(60,285)	—	(60,285)
Balance, June 30, 2024	129,855	$1,299	$1,465,037	$823,549	$(42,382)	$2,247,503
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Equity	SEI Investments Company
(unaudited)	and Subsidiaries
(Dollars in thousands, except per-share data)

	Shares of Common Stock	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	For the Six Months Ended June 30, 2025
Balance, January 1, 2025	126,840	$1,268	$1,539,816	$758,003	$(46,975)	$2,252,112
Net income	—	—	—	378,600	—	378,600
Other comprehensive income	—	—	—	—	25,592	25,592
Purchase and retirement of common stock	(4,663)	(47)	(37,882)	(335,672)	—	(373,601)
Issuance of common stock under employee stock purchase plan	39	—	2,754	—	—	2,754
Issuance of common stock under share-based award plans	1,481	15	84,612	—	—	84,627
Stock-based compensation	—	—	29,833	—	—	29,833
Dividends declared ($0.49 per share)	—	—	—	(61,478)	—	(61,478)
Balance, June 30, 2025	123,697	$1,236	$1,619,133	$739,453	$(21,383)	$2,338,439

	Shares of Common Stock	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	For the Six Months Ended June 30, 2024
Balance, January 1, 2024	131,178	$1,312	$1,404,962	$762,586	$(37,032)	$2,131,828
Net income	—	—	—	270,520	—	270,520
Other comprehensive loss	—	—	—	—	(5,350)	(5,350)
Purchase and retirement of common stock	(2,456)	(24)	(17,867)	(149,272)	—	(167,163)
Issuance of common stock under employee stock purchase plan	42	—	2,383	—	—	2,383
Issuance of common stock under share-based award plans	1,091	11	52,031	—	—	52,042
Stock-based compensation	—	—	23,528	—	—	23,528
Dividends declared ($0.46 per share)	—	—	—	(60,285)	—	(60,285)
Balance, June 30, 2024	129,855	$1,299	$1,465,037	$823,549	$(42,382)	$2,247,503

Consolidated Statements of Cash Flows	SEI Investments Company
(unaudited)	and Subsidiaries
(Dollars in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$378,600	$270,520
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,592	16,756
Amortization	21,159	20,871
Equity in earnings of unconsolidated affiliate	(62,387)	(65,862)
Distributions received from unconsolidated affiliate	67,130	71,478
Stock-based compensation	28,029	23,528
Provision for losses on receivables	521	882
Deferred income tax expense	(498)	(14,539)
Net gain from investments	(2,252)	(2,922)
Net gain from business divestiture	(94,412)	—
Change in other long-term liabilities	1,189	2,452
Change in other assets	(3,456)	(5,960)
Contract costs capitalized, net of amortization	(1,758)	246
Contingent consideration fair value adjustments	(2,354)	—
Insurance rebates received for Health and Welfare Benefit Plan Trust	14,500	—
Insurance rebates transferred to Health and Welfare Benefit Plan Trust	(14,500)	—
Other	(1,423)	(1,375)
Change in current assets and liabilities:
Receivables from investment products	5,023	7,923
Receivables	(79,422)	(89,070)
Other current assets	(6,321)	(1,068)
Advances due from unconsolidated affiliate	47,485	51,942
Accounts payable	3	(1,415)
Accrued liabilities	(68,279)	(54,188)
Deferred revenue	836	(3,169)
Total adjustments	(135,595)	(43,490)
Net cash provided by operating activities	$243,005	$227,030
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	SEI Investments Company
(unaudited)	and Subsidiaries
(Dollars in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from investing activities:
Additions to property and equipment	(12,451)	(20,809)
Additions to capitalized software	(14,466)	(12,670)
Purchases of marketable securities	(85,681)	(102,895)
Purchases of interest in limited partnerships	(566)	—
Prepayments and maturities of marketable securities	65,168	82,241
Proceeds from fixed asset dispositions	1,165	1,180
Proceeds from business divestiture	116,020	—
Other investing activities	(3,921)	(8,129)
Net cash provided by/(used in) investing activities	$65,268	$(61,082)
Cash flows from financing activities:
Purchase and retirement of common stock	(383,304)	(163,774)
Proceeds from issuance of common stock	87,381	54,425
Payment of dividends	(123,297)	(120,338)
Net cash used in financing activities	$(419,220)	$(229,687)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	17,103	(2,667)
Net decrease in cash, cash equivalents and restricted cash	(93,844)	(66,406)
Cash, cash equivalents and restricted cash, beginning of period	840,193	834,998
Cash, cash equivalents and restricted cash, end of period	$746,349	$768,592
The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements	SEI Investments Company
(all figures are in thousands except share and per-share data)	and Subsidiaries
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
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain financial information and accompanying note disclosure normally included in the Company’s Annual Report on Form 10-K have been condensed or omitted. The interim financial information is unaudited but reflects all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position of the Company as of June 30, 2025, the results of operations for the three and six months ended June 30, 2025 and 2024, and cash flows for the six months ended June 30, 2025 and 2024. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
There have been no significant changes in significant accounting policies during the six months ended June 30, 2025 as compared to the significant accounting policies described in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
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
The Company is a party to expense limitation agreements with certain SEI-sponsored money market funds subject to Rule 2a-7 of the Investment Company Act of 1940 which establish a maximum level of ordinary operating expenses incurred by the fund in any fiscal year including, but not limited to, fees of the administrator or its affiliates. Under the terms of these agreements, the Company waived $5,262 and $1,263 in fees during the three months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2025 and 2024, the Company waived $9,395 and $5,562, respectively, in fees.
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
Cash and Cash Equivalents
The Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents includes $181,062 and $341,311 at June 30, 2025 and December 31, 2024, respectively, invested in SEI-sponsored open-ended money market investment products. See Note 5 for information related to the Company's total investments in SEI-sponsored and non-SEI-sponsored money market investment products and commercial paper classified as cash equivalents. Cash and cash equivalents also includes restricted cash of $250 at June 30, 2025 and December 31, 2024 segregated for regulatory purposes related to trade-execution services conducted by SEI Investments (Europe) Limited and $52 at June 30, 2025 and December 31, 2024 segregated in special reserve accounts for the benefit of customers of the Company’s broker-dealer subsidiary, SEI Investments Distribution Co. (SIDCO), in accordance with certain rules established by the Securities and Exchange Commission (SEC) for broker-dealers.
Capitalized Software
The Company capitalized $14,466 and $12,670 of software development costs during the six months ended June 30, 2025 and 2024, respectively, to further develop the SEI Wealth PlatformSM (SWP) and for the development of a new platform for the Investment Managers segment. The Company capitalized $8,851 and $7,723 of software development costs for significant enhancements to SWP during the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, the net book value of SWP was $199,174, which includes $2,387 of capitalized software development costs in-progress associated with future releases. SWP has a weighted average remaining life of 7.8 years. Amortization expense for SWP was $14,297 and $13,599 during the six months ended June 30, 2025 and 2024, respectively.
The Company also capitalized $5,615 and $4,947 of software development costs during the six months ended June 30, 2025 and 2024, respectively, related to the development of a new platform for the Investment Managers segment. Capitalized software development costs in-progress associated with this platform were $36,427 as of June 30, 2025.
Earnings per Share
The calculations of basic and diluted earnings per share for the three and six months ended June 30, 2025 and 2024 are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$227,083	$139,120	$378,600	$270,520
Shares used to compute basic earnings per common share	124,470,000	130,815,000	125,516,000	131,116,000
Dilutive effect of stock awards	2,808,000	1,258,000	2,848,000	1,293,000
Shares used to compute diluted earnings per common share	127,278,000	132,073,000	128,364,000	132,409,000
Basic earnings per common share	$1.82	$1.06	$3.02	$2.06
Diluted earnings per common share	$1.78	$1.05	$2.95	$2.04
During the three months ended June 30, 2025 and 2024, employee stock options to purchase 5,713,000 and 10,722,000 shares of common stock with an average exercise price of $66.08 and $61.04, respectively, were outstanding but not included in the computation of diluted earnings per common share. During the six months ended June 30, 2025 and 2024, employee stock options to purchase 5,773,000 and 10,817,000 shares of common stock with an average exercise price of $66.01 and $61.05, respectively, were outstanding but not included in the computation of diluted earnings per common share. These options for the three and six month periods were not included in the computation of diluted earnings per common share because either the performance conditions have not been satisfied or would not have been satisfied if the reporting date was the end of the contingency period or the options' exercise price was greater than the average market price of the Company’s common stock and the effect on diluted earnings per common share would have been anti-dilutive.
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

Note 2 – Equity Method Investments
LSV Asset Management
The Company has an investment in LSV Asset Management (LSV), a registered investment advisor that provides investment advisory services primarily to institutions, including pension plans and investment companies. LSV is currently an investment sub-advisor for a limited number of SEI-sponsored investment products. The Company's partnership interest in LSV as of June 30, 2025 was 38.5%. The Company’s interest in the net assets of LSV is included in Investments on the accompanying Consolidated Balance Sheets and its interest in the earnings of LSV is reflected in Equity in earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Operations.
At June 30, 2025 and December 31, 2024, the Company’s total investment in LSV was $62,072 and $114,299, respectively. The Company's investment includes advances provided to LSV related to their working capital accounts. The Company receives partnership distributions from LSV on a quarterly basis. The Company received partnership distributions from LSV of $67,130 and $71,478 in the six months ended June 30, 2025 and 2024, respectively. As such, the Company considers these distribution payments as returns on investment rather than returns of the Company's original investment in LSV and has therefore classified the associated cash inflows as an operating activity on the Consolidated Statements of Cash Flows.
The Company’s proportionate share in the earnings of LSV was $33,640 and $34,219 during the three months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2025 and 2024, the Company’s proportionate share in the earnings of LSV was $62,387 and $65,862, respectively.
These tables contain condensed financial information of LSV:

Condensed Statement of Operations	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$114,215	$113,820	$214,143	$221,169
Net income	87,311	88,689	161,825	170,701

Condensed Balance Sheets	June 30, 2025	December 31, 2024
Current assets	$137,429	$170,055
Non-current assets	4,827	5,313
Total assets	$142,256	$175,368

Current liabilities	$61,864	$82,356
Non-current liabilities	5,050	5,382
Partners’ capital	75,342	87,630
Total liabilities and partners’ capital	$142,256	$175,368

On April 1, 2025, LSV provided an interest in the partnership to select key employees which reduced the ownership percentage of each existing partner on a pro-rata basis. As a result, the Company's total partnership interest in LSV was reduced slightly to approximately 38.5% from approximately 38.6%.
Other Equity Method Investments
The Company's other equity method investment consist of an investment in a non-affiliated limited partnership fund in which the Company holds a more than minor interest. At June 30, 2025 and December 31, 2024, the Company’s total investment in the limited partnership fund was $9,706 and $9,483, respectively, and is included in Investments on the accompanying Consolidated Balance Sheets (See Note 5). The Company recognized unrealized gains of $223 during the three and six months ended June 30, 2025 from the change in fair value of the investment. Unrealized gains and losses from the change in fair value of the investment are recognized in Net gain from investments on the accompanying Consolidated Statements of Operations.

Note 3 – Composition of Certain Financial Statement Captions
Receivables
Receivables on the accompanying Consolidated Balance Sheets consist of:

	June 30, 2025	December 31, 2024
Trade receivables	$159,104	$143,574
Fees earned, not billed	459,282	403,514
Other receivables	21,306	21,981
	639,692	569,069
Less: Allowance for doubtful accounts	(2,124)	(1,435)
	$637,568	$567,634
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
Property and Equipment
Property and Equipment on the accompanying Consolidated Balance Sheets consists of:

	June 30, 2025	December 31, 2024
Buildings	$219,142	$218,112
Equipment	200,809	196,792
Land	27,456	27,407
Purchased software	165,200	164,659
Furniture and fixtures	23,248	23,068
Leasehold improvements	22,835	22,491
Construction in progress	326	333
	659,016	652,862
Less: Accumulated depreciation	(503,326)	(493,219)
Property and Equipment, net	$155,690	$159,643
The Company recognized $15,592 and $16,756 in depreciation expense related to property and equipment for the six months ended June 30, 2025 and 2024, respectively.

Deferred Contract Costs
Deferred contract costs, which primarily consist of deferred sales commissions, were $47,218 and $45,855 as of June 30, 2025 and December 31, 2024, respectively. The Company deferred expenses related to contract costs of $2,785 and $2,520 during the three months ended June 30, 2025 and 2024, respectively. Amortization expense related to deferred contract costs were $6,437 and $5,157 during the six months ended June 30, 2025 and 2024, respectively. Amortization expense related to deferred contract costs is included in Compensation, benefits and other personnel on the accompanying Consolidated Statements of Operations. There were no material impairment losses in relation to deferred contract costs during the six months ended June 30, 2025.
Accrued Liabilities
Accrued liabilities on the accompanying Consolidated Balance Sheets consist of:

	June 30, 2025	December 31, 2024
Accrued employee compensation	$64,127	$129,228
Accrued consulting, outsourcing and professional fees	32,351	32,082
Accrued sub-advisory, distribution and other asset management fees	52,469	53,727
Accrued dividend payable	2,058	63,877
Accrued income taxes	12,013	7,105
Other accrued liabilities	51,489	61,494
Total accrued liabilities	$214,507	$347,513

Note 4 – Fair Value Measurements
The fair value of the Company’s financial assets and liabilities is determined in accordance with the fair value hierarchy. The pricing policies and procedures applied to the Company's Level 1 and Level 2 financial assets during the six months ended June 30, 2025 were consistent with those as described in the Company's Annual Report on Form 10-K at December 31, 2024. The Company’s Level 1 financial assets consists mainly of investments in open-end and closed-end investment products that are quoted daily. Level 2 financial assets consist of Government National Mortgage Association (GNMA) mortgage-backed securities held by the Company's wholly-owned limited purpose federal thrift subsidiary, SEI Private Trust Company (SPTC), and Federal Home Loan Bank (FHLB) and other U.S. government agency short-term notes held by SIDCO. The financial assets held by SIDCO were purchased as part of a cash management program requiring only short term, top-tier investment grade government and corporate securities. The financial assets held by SPTC are debt securities issued by GNMA and are backed by the full faith and credit of the U.S. government. These securities were purchased for the sole purpose of satisfying applicable regulatory requirements and have maturity dates which range from 2027 to 2041. The Company's Level 3 financial liabilities at June 30, 2025 and December 31, 2024 consist entirely of the estimated fair value of the contingent considerations resulting from business acquisitions (See Note 12). The fair value of the contingent considerations were determined using a Monte-Carlo simulation model. There were no transfers of financial assets between levels within the fair value hierarchy during the six months ended June 30, 2025.
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

The fair value of certain financial assets of the Company was determined using the following inputs:

	At June 30, 2025
	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
Assets
Equity securities	$52,674	$—	$—	$—	$52,674
Available-for-sale debt securities	—	156,374	—	—	156,374
Securities owned	—	31,682	—	—	31,682
Investment funds sponsored by LSV	—	—	—	9,273	9,273
Investments in limited partnership funds	—	—	—	367	367
Total assets measured at fair value	$52,674	$188,056	$—	$9,640	$250,370

Liabilities
Contingent considerations	$—	$—	$10,951	$—	$10,951
Total liabilities measured at fair value	$—	$—	$10,951	$—	$10,951

	At December 31, 2024
	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
Assets
Equity securities	$40,530	$—	$—	$—	$40,530
Available-for-sale debt securities	—	143,126	—	—	143,126
Securities owned	—	29,583	—	—	29,583
Investment funds sponsored by LSV	—	—	—	8,129	8,129
Total assets measured at fair value	$40,530	$172,709	$—	$8,129	$221,368

Liabilities
Contingent considerations	$—	$—	$14,355	$—	$14,355
Total liabilities measured at fair value	$—	$—	$14,355	$—	$14,355

Note 5 – Investments and Other Marketable Securities
Investments on the accompanying Consolidated Balance Sheets consist of:

	June 30, 2025	December 31, 2024
Available for sale and equity securities	$209,048	$183,656
Investments in affiliated funds	9,273	8,129
Investments in limited partnership funds	367	—
Equity method investments (See Note 2)	71,778	123,782
Total	$290,466	$315,567
Available For Sale and Equity Securities
Available for sale and equity securities consist of:

	At June 30, 2025
	Cost Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-sale debt securities	$162,657	$—	$(6,283)	$156,374
SEI-sponsored investment products	44,162	2,155	—	46,317
Equities and other investment products	5,846	511	—	6,357
	$212,665	$2,666	$(6,283)	$209,048

	At December 31, 2024
	Cost Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-sale debt securities	$154,211	$—	$(11,085)	$143,126
SEI-sponsored investment products	33,029	1,615	—	34,644
Equities and other investment products	5,554	332	—	5,886
	$192,794	$1,947	$(11,085)	$183,656
Net unrealized losses at June 30, 2025 of available-for-sale debt securities were $4,837 (net of income tax benefit of $1,446). Net unrealized losses at December 31, 2024 of available-for-sale debt securities were $8,536 (net of income tax benefit of $2,549). These unrealized losses are associated with the Company’s investments in mortgage-backed securities issued by GNMA and were caused by interest rate increases (See Note 4). The contractual cash flows of these securities are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company's investments. The Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases. These net unrealized losses are reported as a separate component of Accumulated other comprehensive loss on the accompanying Consolidated Balance Sheets.
The following tables provide the scheduled maturities of the Company's available-for-sale debt securities:

	At June 30, 2025
	Cost	Fair Value
Within one year	$—	$—
After one year through five years	3,752	3,413
After 5 years through 10 years	17,431	16,205
After 10 years	141,474	136,756
	$162,657	$156,374

	At December 31, 2024
	Cost	Fair Value
Within one year	$—	$—
After one year through five years	4,132	3,763
After 5 years through 10 years	20,323	18,429
After 10 years	129,756	120,934
	$154,211	$143,126
There were no material realized gains or losses from available-for-sale debt securities during the six months ended June 30, 2025 and 2024, respectively.
There were gross realized gains of $394 and $1,182 from investment products and equities during the six months ended June 30, 2025 and 2024, respectively. There were no material gross realized losses from investment products and equities during the six months ended June 30, 2025 and 2024. Gains and losses from investment products and equities are reflected in Net gain from investments on the accompanying Consolidated Statements of Operations.
Investments in Affiliated Funds
The Company has an investment in funds sponsored by LSV. The Company records this investment at fair value. Unrealized gains and losses from the change in fair value of these funds are recognized in Net gain from investments on the accompanying Consolidated Statements of Operations.
The Company's investment in the funds had a fair value of $9,273 and $8,129 at June 30, 2025 and December 31, 2024, respectively. The Company recognized unrealized gains of $1,125 and losses of $412 during the three months ended June 30, 2025 and 2024, respectively, from the change in fair value of the funds. The Company recognized unrealized gains of $1,144 and $421 during the six months ended June 30, 2025 and 2024, respectively, from the change in fair value of the funds.
Securities Owned
The Company’s broker-dealer subsidiary, SIDCO, has investments in U.S. government agency securities with maturity dates less than one year. These investments are reflected as Securities owned on the accompanying Consolidated

Balance Sheets. Due to specialized accounting practices applicable to investments by broker-dealers, the securities are reported at fair value and changes in fair value are recorded in current period earnings. The securities had a fair value of $31,682 and $29,583 at June 30, 2025 and December 31, 2024, respectively. There were no material net gains or losses related to the securities during the three and six months ended June 30, 2025 and 2024.
Cash Equivalents
Investments in SEI-sponsored and non-SEI-sponsored money market funds and commercial paper classified as cash equivalents had a fair value of $349,052 and $541,635 at June 30, 2025 and December 31, 2024, respectively. There were no material unrealized or realized gains or losses from these investments during the six months ended June 30, 2025 and 2024. Investments in money market funds and commercial paper are Level 1 assets.

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
The Company was in compliance with all covenants of the Credit Facility during the six months ended June 30, 2025. As of July 10, 2025, the Company had outstanding letters of credit of $4,866 under the Credit Facility. The amount of the Credit Facility that is available for general corporate purposes as of July 10, 2025 was $320,134.

Note 7 – Shareholders’ Equity
Stock-Based Compensation
The Company has non-qualified stock options and restricted stock units (RSUs) outstanding under its equity compensation plans. The Company recognized stock-based compensation expense in its Consolidated Financial Statements in the three and six months ended June 30, 2025 and 2024, respectively, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock-based compensation expense	$13,891	$12,469	$28,029	$23,528
Less: Deferred tax benefit	(2,554)	(2,372)	(5,176)	(4,584)
Stock-based compensation expense, net of tax	$11,337	$10,097	$22,853	$18,944
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
As of June 30, 2025, there was approximately $90,335 of unrecognized compensation cost remaining related to unvested employee stock options and restricted stock units that management expects will vest and is being amortized.
The Company issues new common shares associated with the exercise of stock options. The total intrinsic value of options exercised during the six months ended June 30, 2025 was $35,359. The total options exercisable as of June 30, 2025 had an intrinsic value of $223,933. The total intrinsic value for options exercisable is calculated as the difference between the market value of the Company’s common stock as of June 30, 2025 and the weighted average exercise price of the options. The market value of the Company’s common stock as of June 30, 2025 was $89.86 as reported by the Nasdaq Stock Market, LLC. The weighted average exercise price of the options exercisable as of June 30, 2025 was $59.04. Total options that were outstanding as of June 30, 2025 were 13,838,000. Total options that were exercisable as of June 30, 2025 were 7,267,000.
Common Stock Buyback
The Company’s Board of Directors, under multiple authorizations, has authorized the repurchase of common stock on the open market or through private transactions. The Company purchased 4,663,000 shares at a total cost of $373,601 during the six months ended June 30, 2025, which reduced the total shares outstanding of common stock. The cost of stock purchases during the period includes the cost of excise taxes applicable to stock repurchases and certain transactions that settled in the following quarter. As of June 30, 2025, the Company had approximately $295,999 of authorization remaining for the purchase of common stock under the program.
The Company immediately retires its common stock when purchased. Upon retirement, the Company reduces Capital in excess of par value for the average capital per share outstanding and the remainder is charged against Retained earnings. If the Company reduces its Retained earnings to zero, any subsequent purchases of common stock will be charged entirely to Capital in excess of par value.
Cash Dividend
On May 28, 2025, the Board of Directors declared a cash dividend of $0.49 per share on the Company's common stock, which was paid on June 17, 2025, to shareholders of record on June 9, 2025. Cash dividends declared during the six months ended June 30, 2025 and 2024 were $61,478 and $60,285, respectively.

Note 8 – Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss, net of tax, are as follows:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Investments	Accumulated Other Comprehensive Loss
Balance, January 1, 2025	$(38,439)	$(8,536)	$(46,975)

Other comprehensive income before reclassifications	21,893	3,807	25,700
Amounts reclassified from accumulated other comprehensive loss	—	(108)	(108)
Net current-period other comprehensive income	21,893	3,699	25,592

Balance, June 30, 2025	$(16,546)	$(4,837)	$(21,383)

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
There are no inter-segment revenues for the three and six months ended June 30, 2025 and 2024. The accounting policies of the reportable business segments are the same as those described in Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
The following tables highlight certain financial information about each of the business segments for the three months ended June 30, 2025 and 2024:

	Investment Managers	Private Banks	Investment Advisors	Institutional Investors	Investments In New Businesses	Total
	For the Three Months Ended June 30, 2025
Total revenue	$195,067	$141,449	$137,193	$69,343	$16,549	$559,601
Less:
Operations & services	88,371	53,245	42,799	20,718	5,637	210,770
Sales, marketing & client service	10,501	10,122	10,237	10,099	4,797	45,756
Technology services & infrastructure	13,768	28,268	8,908	1,584	1,502	54,030
Strategic initiatives & new business development	6,283	21,500	12,094	2,268	4,824	46,969
Other segment expenses (1)	2,713	5,589	1,763	1,188	1,670	12,923
Segment profit (loss)	$73,431	$22,725	$61,392	$33,486	$(1,881)	$189,153

	Investment Managers	Private Banks	Investment Advisors	Institutional Investors	Investments In New Businesses	Total
	For the Three Months Ended June 30, 2024
Total revenue	$179,868	$132,401	$120,587	$71,507	$14,623	$518,986
Less:
Operations & services	80,662	48,109	39,535	21,208	5,055	194,569
Sales, marketing & client service	9,894	10,539	7,833	10,783	4,933	43,982
Technology services & infrastructure	10,289	26,881	8,341	1,461	1,398	48,370
Strategic initiatives & new business development	8,996	20,862	12,100	3,406	5,413	50,777
Other segment expenses (1)	1,446	5,499	1,144	1,568	1,781	11,438
Segment profit (loss)	$68,581	$20,511	$51,634	$33,081	$(3,957)	$169,850
(1) Other segment expenses for each reportable segment includes professional services, occupancy and certain overhead expenses.

A reconciliation of the total segment profit to income from operations on the Consolidated Statements of Operations for the three months ended June 30, 2025 and 2024 is as follows:

	2025	2024
Total segment profit	$189,153	$169,850
Corporate overhead expenses	(40,518)	(33,336)
Income from operations	$148,635	$136,514
Other income and expense items to reconcile income from operations to income before income taxes on the Consolidated Statements of Operations include net gain from investments, interest and dividend income, interest expense, gain on sale of business, other income and equity in the earnings of unconsolidated affiliates. These items are not allocated to the Company's segments.
The following tables provide additional information for the three months ended June 30, 2025 and 2024 pertaining to the business segments:

	Capital Expenditures (2)		Depreciation
	2025	2024	2025	2024
Investment Managers	$4,150	$6,389	$1,732	$1,636
Private Banks	4,210	4,586	2,694	2,832
Investment Advisors	1,902	1,987	2,000	2,190
Institutional Investors	335	730	494	598
Investments in New Businesses	121	173	211	170
Total from business segments	$10,718	$13,865	$7,131	$7,426
Corporate overhead	171	265	534	941
	$10,889	$14,130	$7,665	$8,367
(2) Capital expenditures include additions to property and equipment and capitalized software.

	Amortization
	2025	2024
Investment Managers	$201	$81
Private Banks	5,344	5,089
Investment Advisors	2,450	2,148
Institutional Investors	1,944	1,876
Investments in New Businesses	416	1,183
Total from business segments	$10,355	$10,377
Corporate overhead	94	108
	$10,449	$10,485

The following tables highlight certain financial information about each of business segment for the six months ended June 30, 2025 and 2024:

	Investment Managers	Private Banks	Investment Advisors	Institutional Investors	Investments In New Businesses	Total
	For the Six Months Ended June 30, 2025
Total revenue	$387,115	$279,163	$273,769	$137,849	$33,049	$1,110,945
Less:
Operations & services	174,610	103,531	83,837	41,391	10,598	413,967
Sales, marketing & client service	20,333	19,032	19,432	19,755	9,725	88,277
Technology services & infrastructure	26,520	56,603	17,775	3,132	2,870	106,900
Strategic initiatives & new business development	12,671	43,880	23,802	4,827	10,522	95,702
Other segment expenses (3)	4,713	10,427	3,410	2,622	3,211	24,383
Segment profit (loss)	$148,268	$45,690	$125,513	$66,122	$(3,877)	$381,716

	Investment Managers	Private Banks	Investment Advisors	Institutional Investors	Investments In New Businesses	Total
	For the Six Months Ended June 30, 2024
Total revenue	$352,521	$262,538	$243,305	$143,285	$28,916	$1,030,565
Less:
Operations & services	159,036	96,371	78,586	42,831	9,972	386,796
Sales, marketing & client service	19,721	21,313	13,053	22,276	9,541	85,904
Technology services & infrastructure	20,744	53,786	16,670	2,938	2,694	96,832
Strategic initiatives & new business development	16,985	42,120	24,648	6,991	11,430	102,174
Other segment expenses (3)	4,351	11,274	2,954	3,499	3,326	25,404
Segment profit (loss)	$131,684	$37,674	$107,394	$64,750	$(8,047)	$333,455
(3) Other segment expenses for each reportable segment includes professional services, occupancy and certain overhead expenses.
A reconciliation of the total operating profit reported for the business segments to income from operations in the Consolidated Statements of Operations for the six months ended June 30, 2025 and 2024:

	2025	2024
Total segment profit	$381,716	$333,455
Corporate overhead expenses	(75,984)	(71,090)
Income from operations	$305,732	$262,365
Other income and expense items to reconcile income from operations to income before income taxes on the Consolidated Statements of Operations include net gain from investments, interest and dividend income, interest expense, gain on sale of business, other income and equity in the earnings of unconsolidated affiliates. These items are not allocated to the Company's segments.

The following tables provide additional information for the six months ended June 30, 2025 and 2024:

	Capital Expenditures (4)		Depreciation
	2025	2024	2025	2024
Investment Managers	$10,636	$14,064	$1,794	$3,215
Private Banks	9,713	11,018	4,953	5,736
Investment Advisors	4,534	5,152	4,025	4,371
Institutional Investors	1,098	1,849	813	1,202
Investments in New Businesses	400	589	289	342
Total from business segments	$26,381	$32,672	$11,874	$14,866
Corporate Overhead	536	807	3,718	1,890
	$26,917	$33,479	$15,592	$16,756
(4) Capital expenditures include additions to property and equipment and capitalized software.

	Amortization
	2025	2024
Investment Managers	$403	$81
Private Banks	10,619	10,200
Investment Advisors	4,869	4,270
Institutional Investors	3,819	3,768
Investments in New Businesses	1,291	2,365
Total from business segments	$21,001	$20,684
Corporate Overhead	158	187
	$21,159	$20,871

Note 10 – Income Taxes
The gross liability for unrecognized tax benefits at June 30, 2025 and December 31, 2024 was $15,830 and $15,241, respectively, exclusive of interest and penalties, of which $15,915 and $14,886 would affect the effective tax rate if the Company were to recognize the tax benefit.
The Company classifies interest and penalties on unrecognized tax benefits as income tax expense. As of June 30, 2025 and December 31, 2024, the combined amount of accrued interest and penalties related to tax positions taken on tax returns was $2,214 and $1,725, respectively.

	June 30, 2025	December 31, 2024
Gross liability for unrecognized tax benefits, exclusive of interest and penalties	$15,830	$15,241
Interest and penalties on unrecognized benefits	2,214	1,725
Total gross uncertain tax positions	$18,044	$16,966
Amount included in Current liabilities	$4,267	$4,377
Amount included in Other long-term liabilities	13,777	12,589
	$18,044	$16,966

The effective income tax rate for the three and six months ended June 30, 2025 and 2024 differs from the federal income tax statutory rate due to the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Statutory rate	21.0%	21.0%	21.0%	21.0%
State taxes, net of federal tax benefit	2.8	2.9	2.8	2.9
Foreign tax expense and tax rate differential	(0.2)	0.1	(0.2)	0.1
Tax benefit from stock option exercises	(0.8)	(0.1)	(0.7)	(0.6)
Other, net	(0.5)	—	(0.4)	—
	22.3%	23.9%	22.5%	23.4%
On July 4, 2025, President Donald J. Trump signed new tax legislation known as the One Big Beautiful Bill Act (OBBBA) into law which makes permanent many of the provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were scheduled to expire at the end of 2025. The Company expects the enactment of the OBBBA to primarily impact the deferred tax liability and income tax payable related to the provisions for the elimination of the capitalization of onshore research and development costs (Section 174) and the reintroduction of 100% bonus depreciation (Section 168). The Company does not currently expect any material impact to its effective tax rate from the new legislation.
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
The Company estimates it will recognize $4,267 of gross unrecognized tax benefits. This amount is expected to be paid within one year or to be removed at the expiration of the statute of limitations and resolution of income tax audits and is netted against the current payable account. These unrecognized tax benefits are related to tax positions taken on certain federal, state, and foreign tax returns. However, the timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. While it is reasonably possible that some issues under examination could be resolved in the next twelve months, based upon the current facts and circumstances, the Company cannot reasonably estimate the timing of such resolution or the total range of potential changes as it relates to the current unrecognized tax benefits that are recorded as part of the Company’s financial statements.

Note 11 – Commitments and Contingencies
In the ordinary course of business, the Company from time to time enters into contracts containing indemnification obligations of the Company. These obligations may require the Company to make payments to another party upon the occurrence of certain events including the failure by the Company to meet its performance obligations under the contract. These contractual indemnification provisions are often standard contractual terms of the nature customarily found in the type of contracts entered into by the Company. In many cases, there are no stated or notional amounts included in the indemnification provisions. There are no amounts reflected on the Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024 related to these indemnifications.
Brunner Claims
As the Company reported in prior filings with the Securities and Exchange Commission (the “Commission”), on May 17, 2020, M.J. Brunner, one of the Company's third-party developers/vendors that provided development services and application management for two of the Company's client applications (“Brunner”) experienced a ransomware attack. On May 27, 2025, the Company entered into a confidential settlement agreement and mutual general release of claims agreement with Brunner resolving the disputes between the parties to SEI’s satisfaction.
Rubicon Wealth Management
Also, as the Company reported in prior filings with the Commission, on May 1, 2024, SEI Private Trust Company (SPTC), a wholly-owned, operating subsidiary of SEI, terminated its client relationship with Rubicon Wealth Management LLC, an SPTC investment advisor client (Rubicon). SPTC terminated the Rubicon relationship due to suspicions of fraudulent activity by Rubicon’s founder, Scott Mason.
On June 25, 2025, Mr. Mason was sentenced to 97 months in prison, followed by three years of supervised release. Mason was also ordered to pay nearly $25,000 in restitution to his victims and more than $2,300 in back taxes to the

Internal Revenue Service. The sentencing follows Mason’s guilty plea earlier this year to charges including wire fraud, securities fraud, investment advisor fraud, and five counts of filing false tax returns. Mason also pleaded guilty to various Securities and Exchange Commission violations and has been permanently barred from working in the securities industry.
As previously disclosed, eight separate suits were filed against SPTC in its capacity as custodian for the Rubicon accounts of the plaintiffs (collectively, the Plaintiffs). These actions were filed in the Court of Common Pleas of Montgomery County, Pennsylvania and allege several different claims, including breach of contract, breach of fiduciary duty, negligence, violation of Pennsylvania’s Unfair Trade Practices and Consumer Protection Law (UTPCPL), and aiding and abetting tortious conduct by SPTC in connection with certain transfers of Plaintiffs’ assets from SPTC custodial accounts to bank accounts of Orchard Park. Orchard Park was created and controlled by Mason, and Mason withdrew the funds from Orchard Park’s accounts and used them for his own personal purposes. Certain of these claims have since been dismissed by the court.
On May 21, 2025, five of the previously filed cases, James A. Byrne & Sharon Byrne vs. SEI Private Trust Company, Case No. 2024-20612; Melody Pettinelli & Melody Pettinelli as Trustee of the Donald Pettinelli Trust dated 11/7/1996 vs. SEI Private Trust Company, Case No. 2024-21377; Norman Love vs. SEI Private Trust Company, Case No. 2024-21361; Stephen Red & Carla Red vs. SEI Private Trust Company, Case No. 2024-21902; and Jonathan Klein & Sara Klein vs. SEI Private Trust Company, Case No. 2024-23294, were voluntarily dismissed immediately following the filing of a suit joining each of those five Plaintiffs from the dismissed cases as joint plaintiffs in one new suit, Norman Love, Melody Pettinelli (individually and as Trustee of the Donald Pettinelli Trust dated 11/07/1996), James Byrne and Sharon Byrne, Stephen Red and Carla Red, and Jonathan Klein and Sara Klein vs. SEI Private Trust Company, Case No. 2025-14324. And, on May 15, 2025, one additional lawsuit against SPTC was filed by John Connolly, Mark O’Connor and Melissa Kiefer in their capacity as Trustees of the Melissa Hannah Murray 1996 Trust, the Melissa Hannah Murray 1997 Trust, the Molly Sara Murray 1996 Trust, and the Molly Sara Murray 1997 Trust, Case No. 2025-10900. The claims made in these two suits are substantially similar to the allegations made in the suits previously disclosed. Along with the suits reported in previous filings that have not been voluntarily dismissed and these two cases, there are five suits pending against SPTC (collectively, the Rubicon Actions).
While the Rubicon Actions are in their early stages and the ultimate outcomes of these litigations remain uncertain, SPTC intends to vigorously defend each of the Rubicon Actions. Currently, SPTC estimates that the aggregate amount of Rubicon client assets transferred at the direction of Mr. Mason from SPTC custodial accounts to Orchard Park bank accounts is approximately $15,000. In the event that SPTC is unsuccessful in its defense of the Rubicon Actions, SEI does not currently believe that the losses associated with such unsuccessful defense would exceed the approximately $15,000 of Rubicon client assets that Mr. Mason directed to be transferred to Orchard Park.
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
To provide the necessary assurance to the FCA of SIEL’s focus on addressing the recommendations and concerns, on February 26, 2025, SIEL voluntarily applied to the FCA under section 55L(5)(a) FSMA for the imposition by the FCA of requirements on its regulatory permission (“Voluntary Requirement” / “VREQ”). From February 26, 2025, onwards, SIEL may not, without the FCA’s prior written consent:

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
SIEL management believes that the remediation actions currently underway will appropriately address the recommendations made by the Skilled Person and concerns articulated by the FCA in respect of the issues identified by the Skilled Person. SIEL’s remediation actions will be reviewed by the Skilled Person as part of the second stage of their engagement.
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
Unfunded Commitments to Limited Partnership Funds
The Company has unfunded commitments of $9,951 at June 30, 2025 to limited partnership funds.

Note 12 – Goodwill and Intangible Assets
The changes in the carrying amount of the Company's goodwill by segment are as follows:

	Investment Managers	Investment Advisors	Institutional Investors	Investments in New Businesses	Total

Balance, December 31, 2024	$55,267	$33,131	$61,719	$20,170	$170,287
Divestiture of Family Office Services business	—	—	—	(1,711)	(1,711)
Measurement period adjustments	—	(1,109)	—	—	(1,109)
Foreign currency translation adjustments	—	—	1,271	—	1,271
Balance, June 30, 2025	$55,267	$32,022	$62,990	$18,459	$168,738
In December 2024, the Company acquired LifeYield, LLC (LifeYield). The total purchase price for LifeYield included a contingent consideration subject to the achievement of certain post-closing performance measurements determined during a time period up to four years from the closing date. During the six months ended June 30, 2025, the Company recorded an adjustment of $1,109 to finalize the calculation of the contingent consideration which reduced the amount of goodwill recorded through the acquisition. Also during the six months ended June 30, 2025, the Company made an adjustment of $233 which increased the fair value of the contingent consideration. This fair value adjustment to the contingent consideration is reflected in Facilities, supplies and other costs on the Consolidated Statement of Operations. As of June 30, 2025, the current portion of the contingent consideration of $6,205 is included in Accrued liabilities on the accompanying Consolidated balance Sheet. The long-term portion of the contingent consideration of $4,746 is included in Other long-term liabilities on the accompanying Consolidated Balance Sheet.
In November 2023, the Company's wholly-owned operating subsidiary in the United Kingdom, SIEL, acquired all of the outstanding equity of XPS Pensions (Nexus) Limited, principal employer and scheme funder of the National Pensions Trust (NPT), from its parent company, XPS Pensions Group PLC (XPS). The total purchase price for XPS Pensions

(Nexus) Limited included a contingent consideration payable to the sellers subject to the achievement of certain post-closing performance measurements determined during intervals occurring within two years immediately following the closing date. During the six months ended June 30, 2025, the Company determined the achievement of the performance measurements would not be met and wrote off $2,587 representing the remaining balance of the contingent consideration obligation to the sellers. The gain from the write off of the contingent consideration is reflected in Facilities, supplies and other costs on the Consolidated Statement of Operations.
The Company recognized $6,606 and $6,790 of amortization expense related to acquired intangible assets during the six months ended June 30, 2025 and 2024, respectively.

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
Disaggregation of Revenue
The following tables provide additional information pertaining to the Company's revenues disaggregated by major product line and primary geographic market based on the location of the use of the products or services for each of the business segments for the three months ended June 30, 2025 and 2024:

	Investment Managers	Private Banks	Investment Advisors	Institutional Investors	Investments In New Businesses	Total
Major Product Lines:	For the Three Months Ended June 30, 2025
Investment management fees from pooled investment products	$114	$32,553	$54,075	$11,946	$393	$99,081
Investment management fees from investment management agreements	—	961	53,914	52,513	5,000	112,388
Investment operations fees	184,876	620	20,720	16	851	207,083
Investment processing fees - PaaS	1,329	78,925	1,496	585	10	82,345
Investment processing fees - SaaS	—	21,851	1,411	1,899	6,441	31,602
Professional services fees	1,116	5,874	—	—	628	7,618
Account fees and other	7,632	665	5,577	2,384	3,226	19,484
Total revenues	$195,067	$141,449	$137,193	$69,343	$16,549	$559,601

Primary Geographic Markets:
United States	$172,091	$93,273	$137,193	$58,165	$16,299	$477,021
United Kingdom	154	32,643	—	7,812	250	40,859
Canada	—	10,343	—	1,529	—	11,872
Ireland	14,341	5,190	—	1,837	—	21,368
Luxembourg	8,481	—	—	—	—	8,481
Total revenues	$195,067	$141,449	$137,193	$69,343	$16,549	$559,601

	Investment Managers	Private Banks	Investment Advisors	Institutional Investors	Investments In New Businesses	Total
Major Product Lines:	For the Three Months Ended June 30, 2024
Investment management fees from pooled investment products	$380	$32,614	$58,322	$12,256	$460	$104,032
Investment management fees from investment management agreements	—	1,165	45,920	53,541	4,627	105,253
Investment operations fees	170,327	541	10,082	—	962	181,912
Investment processing fees - PaaS	1,247	70,871	1,379	399	9	73,905
Investment processing fees - SaaS	—	21,311	—	2,243	5,125	28,679
Professional services fees	1,101	5,121	—	—	704	6,926
Account fees and other	6,813	778	4,884	3,068	2,736	18,279
Total revenues	$179,868	$132,401	$120,587	$71,507	$14,623	$518,986

Primary Geographic Markets:
United States	$162,411	$86,562	$120,587	$58,887	$14,623	$443,070
United Kingdom	—	31,354	—	9,649	—	41,003
Canada	—	10,067	—	1,415	—	11,482
Ireland	10,465	4,418	—	1,556	—	16,439
Luxembourg	6,992	—	—	—	—	6,992
Total revenues	$179,868	$132,401	$120,587	$71,507	$14,623	$518,986
The following tables provide additional information pertaining to the Company's revenues disaggregated by major product line and primary geographic market based on the location of the use of the products or services for each of the Company’s business segments for the six months ended June 30, 2025 and 2024:

	Investment Managers	Private Banks	Investment Advisors	Institutional Investors	Investments In New Businesses	Total
Major Product Lines:	For the Six Months Ended June 30, 2025
Investment management fees from pooled investment products	$222	$63,295	$109,179	$23,522	$796	$197,014
Investment management fees from investment management agreements	—	2,020	105,991	104,750	9,783	222,544
Investment operations fees	365,233	1,242	41,557	27	1,984	410,043
Investment processing fees - PaaS	2,616	154,780	2,860	1,208	19	161,483
Investment processing fees - SaaS	—	43,666	2,793	3,736	12,265	62,460
Professional services fees	2,825	12,788	—	—	1,614	17,227
Account fees and other	16,219	1,372	11,389	4,606	6,588	40,174
Total revenues	$387,115	$279,163	$273,769	$137,849	$33,049	$1,110,945

Primary Geographic Markets:
United States	$342,127	$186,404	$273,769	$115,174	$32,229	$949,703
United Kingdom	154	62,409	—	15,811	820	79,194
Canada	—	20,326	—	2,943	—	23,269
Ireland	28,400	10,024	—	3,921	—	42,345
Luxembourg	16,434	—	—	—	—	16,434
Total revenues	$387,115	$279,163	$273,769	$137,849	$33,049	$1,110,945

	Investment Managers	Private Banks	Investment Advisors	Institutional Investors	Investments In New Businesses	Total
Major Product Lines:	For the Six Months Ended June 30, 2024
Investment management fees from pooled investment products	$464	$65,014	$116,661	$24,331	$815	$207,285
Investment management fees from investment management agreements	—	2,096	94,339	107,750	8,934	213,119
Investment operations fees	334,516	1,080	19,727	—	2,440	357,763
Investment processing fees - PaaS	2,505	138,718	2,660	821	19	144,723
Investment processing fees - SaaS	19	44,769	—	4,331	10,222	59,341
Professional services fees	2,118	9,236	—	—	1,287	12,641
Account fees and other	12,899	1,625	9,918	6,052	5,199	35,693
Total revenues	$352,521	$262,538	$243,305	$143,285	$28,916	$1,030,565

Primary Geographic Markets:
United States	$318,370	$172,337	$243,305	$118,264	$28,916	$881,192
United Kingdom	—	61,202	—	18,867	—	80,069
Canada	—	19,866	—	2,886	—	22,752
Ireland	20,371	9,133	—	3,268	—	32,772
Luxembourg	13,780	—	—	—	—	13,780
Total revenues	$352,521	$262,538	$243,305	$143,285	$28,916	$1,030,565
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

Note 14 – Business Divestiture
On February 27, 2025, the Company announced the entry into a definitive agreement with Aquiline Capital Partners LP (Aquiline) to acquire the Company's Family Office Services business. On June 30, 2025, all conditions subject to closing the transaction were satisfied. The Company received gross proceeds of $116,020 from the sale and recognized a gain of $94,412, net of transaction costs and certain other purchase price adjustments. The Company's gain from the divestiture is included in Gain on sale of business on the accompanying Consolidated Statement of Operations. Prior to the divestiture, the results of operations of the Family Office Services business were reported in the Company's Investments in New Businesses segment.

Note 15 – Subsequent Events
Stratos Wealth Holdings
On July 17, 2025, the Company entered into a definitive agreement with Stratos Wealth Holdings (Stratos), a family of companies focused on supporting the success of financial advisors across business models and affiliation structures. As part of the transaction, a newly formed entity will purchase the operating entities comprising the current Stratos business. The Company will pay a total cash consideration of approximately $527,000 for 57.5% of the equity of this entity. Certain legacy Stratos equity holders will continue to own 42.5%, which is subject to three equal put/call options at 36 months, 54 months and 72 months post-closing that, if fully exercised, will result in the Company owning 100.0% of the entity. Subject to applicable regulatory approval and other customary closing conditions, the transaction is expected to close in two stages: the U.S.-based Stratos business, representing approximately 80.0% of the transaction value, is expected to close in the second half of 2025, and the Mexico-based NSC business is expected to close in the first half of 2026.
The strategic investment in Stratos is not a significant acquisition of assets or otherwise material to the operations or financial results of the Company.
LSV Global Equity Market Neutral Fund, LP
On July 24, 2025, the Company committed seed capital funding of $50,000 through a subscription agreement with the LSV Global Equity Market Neutral Fund, LP (LSV GEMNF), a limited partnership. LSV serves as the general partner and investment manager to the LSV GEMNF. The Company expects to provide the seed capital funding during the third quarter 2025, subject to approval by LSV of the admission of the Company as a limited partner to the LSV GEMNF.

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

Overview
Consolidated Summary
SEI Investments Company is a leading global provider of financial technology, operations, and asset management services within the financial services industry. Investment processing fees are earned as either monthly fees for contracted services or as a percentage of the market value of our clients' assets processed on our platforms. Investment operations and investment management fees are earned as a percentage of assets under management, administration or advised assets. As of June 30, 2025, through our subsidiaries and partnerships in which we have a significant interest, we manage, advise or administer $1.7 trillion in hedge, private equity, mutual fund and pooled or separately managed assets.
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024 were:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2025	2024		2025	2024
Revenues	$559,601	$518,986	8%	$1,110,945	$1,030,565	8%
Expenses	410,966	382,472	7%	805,213	768,200	5%
Income from operations	148,635	136,514	9%	305,732	262,365	17%
Net gain from investments	1,759	666	164%	2,252	2,922	(23)%
Interest income, net of interest expense	9,191	11,413	(19)%	19,227	22,093	(13)%
Gain on sale of business	94,412	—	NM	94,412	—	NM
Other income	4,500	—	NM	4,500	—	NM
Equity in earnings from unconsolidated affiliate	33,640	34,219	(2)%	62,387	65,862	(5)%
Income before income taxes	292,137	182,812	60%	488,510	353,242	38%
Income taxes	65,054	43,692	49%	109,910	82,722	33%
Net income	227,083	139,120	63%	378,600	270,520	40%
Diluted earnings per common share	$1.78	$1.05	70%	$2.95	$2.04	45%
The following items had a significant impact on our financial results for the three and six months ended June 30, 2025 and 2024:
•The sale of the Family Office Services business was completed on June 30, 2025 resulting in a net gain of $94.4 million, or $0.58 diluted earnings per share. The gain from the sale is reflected in Gain on sale of business on the accompanying Consolidated Statement of Operations (See caption titled "Divestiture of Family Office Services Business" later in this discussion).
•Revenue from Assets under management, administration, and distribution fees increased in the first six months of 2025 primarily from higher assets under administration due to cross sales to existing alternative investment clients of the Investment Managers segment as well as new sales within the segment. Average assets under administration increased $119.7 billion, or 12%, to $1.1 trillion during the first six months of 2025, as compared to $983.6 billion during the first six months of 2024.
•Revenue from Asset management, administration and distribution fees also increased from market appreciation and positive cash flows into separately managed account programs and Strategist programs of the Investment Advisors segment. This was partially offset by negative cash flows from SEI fund programs and fee reductions in separately managed account programs during 2024. Revenue growth was also partially offset by client losses in the Institutional Investors segment. Average assets under management in equity and fixed income programs, excluding LSV, increased $7.1 billion, or 4%, to $183.1 billion in the first six months of 2025 as compared to $176.0 billion during the first six months of 2024.

•Fees from the SEI Integrated Cash Program of the Investment Advisors segment increased to $41.5 million during the first six months of 2025 as compared to $19.7 million during the first six months of 2024 due to the expansion of the program in late 2024.
•Revenue from Information processing and software servicing fees increased in the first six months of 2025 primarily from new client conversions and growth from existing SEI Wealth PlatformSM (SWP) clients.
•Earnings from LSV decreased to $62.4 million in the first six months of 2025 as compared to $65.9 million in the first six months of 2024 due to negative cash flows from existing clients and client losses. Market appreciation of assets under management partially offset the decrease in earnings from LSV.
•The increase in personnel costs was primarily due to business growth, primarily in the Investment Managers segment.
•Operating expenses increased primarily from higher costs for consulting and outsourced vendor costs supporting operations in the Investment Managers and Private Banks segments.
•Capitalized software development costs were $14.5 million in the first six months of 2025, of which $8.9 million was for continued enhancements to SWP. Capitalized software development costs also include $5.6 million of software development costs in the first six months of 2025 for a new platform for the Investment Managers segment. We expect to place this platform into service during the second half of 2025.
•Amortization expense related to SWP was $14.3 million in the first six months of 2025 as compared to $13.6 million in the first six months of 2024.
•Effective tax rates were 22.3% during the second quarter 2025 and 23.9% during the second quarter 2024. During the first six months of 2025 and 2024, effective tax rates were 22.5% and 23.4%, respectively.
•The enactment of the new tax legislation known as the One Big Beautiful Bill Act (OBBBA) on July 4, 2025 is not expected to have a material impact to future effective tax rates (See caption titled "Income Taxes" later in this discussion).
•SEI repurchased 4.7 million shares of its common stock for $373.6 million in the first six months of 2025.

Ending Asset Balances
(In millions)

	As of June 30,		Percent Change
	2025	2024
Investment Managers:
Collective trust fund programs (A)	$225,690	$192,747	17%
Liquidity funds	307	221	39%
Total assets under management	$225,997	$192,968	17%
Client assets under administration	1,128,325	998,315	13%
Total assets	$1,354,322	$1,191,283	14%
Private Banks:
Equity and fixed-income programs	$27,839	$25,031	11%
Collective trust fund programs	3	5	(40)%
Liquidity funds	2,796	2,699	4%
Total assets under management	$30,638	$27,735	10%
Client assets under administration	8,431	7,813	8%
Total assets	$39,069	$35,548	10%
Investment Advisors:
Equity and fixed-income programs	$80,618	$74,556	8%
Liquidity funds	3,457	4,301	(20)%
Total Platform assets under management	$84,075	$78,857	7%
Platform-only assets	29,848	21,908	36%
Platform-only assets-deposit program	2,155	894	141%
Total Platform assets	$116,078	$101,659	14%
Institutional Investors:
Equity and fixed-income programs	$80,112	$75,542	6%
Collective trust fund programs	—	1	(100)%
Liquidity funds	1,768	2,309	(23)%
Total assets under management	$81,880	$77,852	5%
Client assets under advisement	6,090	7,886	(23)%
Total assets	$87,970	$85,738	3%
Investments in New Businesses:
Equity and fixed-income programs	$2,867	$2,285	25%
Liquidity funds	244	631	(61)%
Total assets under management	$3,111	$2,916	7%
Client assets under administration (E)	—	14,848	(100)%
Client assets under advisement	2,593	1,886	37%
Total assets	$5,704	$19,650	(71)%
LSV:
Equity and fixed-income programs (B)	$91,795	$90,197	2%

Total:
Equity and fixed-income programs (C)	$283,231	$267,611	6%
Collective trust fund programs	225,693	192,753	17%
Liquidity funds	8,572	10,161	(16)%
Total assets under management	$517,496	$470,525	10%
Client assets under advisement	8,683	9,772	(11)%
Client assets under administration (D)	1,136,756	1,020,976	11%
Platform-only assets	32,003	22,802	40%
Total assets	$1,694,938	$1,524,075	11%
(A)    Collective trust fund program assets are included in assets under management since SEI is the trustee. Fees earned on this product are less than fees earned on customized asset management programs.
(B)    Equity and fixed-income programs include $1.4 billion of assets managed by LSV in which fees are based solely on performance and are not calculated as an asset-based fee (as of June 30, 2025).
(C)    Equity and fixed-income programs include $6.7 billion of assets invested in various asset allocation funds at June 30, 2025.
(D)    In addition to the assets presented, SEI also administers an additional $11.4 billion in Funds of Funds assets on which SEI does not earn an administration fee (as of June 30, 2025).
(E)    Client assets under administration related to the Family Office Services business divested on June 30, 2025.

Average Asset Balances
(In millions)

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2025	2024		2025	2024
Investment Managers:
Collective trust fund programs (A)	$215,085	$189,884	13%	$211,903	$173,311	22%
Liquidity funds	288	227	27%	272	217	25%
Total assets under management	$215,373	$190,111	13%	$212,175	$173,528	22%
Client assets under administration	1,098,925	982,806	12%	1,080,104	960,805	12%
Total assets	$1,314,298	$1,172,917	12%	$1,292,279	$1,134,333	14%
Private Banks:
Equity and fixed-income programs	$26,533	$24,859	7%	$26,214	$24,726	6%
Collective trust fund programs	3	5	(40)%	4	5	(20)%
Liquidity funds	2,771	2,734	1%	2,866	3,318	(14)%
Total assets under management	$29,307	$27,598	6%	$29,084	$28,049	4%
Client assets under administration	8,266	7,884	5%	8,377	7,819	7%
Total assets	$37,573	$35,482	6%	$37,461	$35,868	4%
Investment Advisors:
Equity and fixed-income programs	$76,629	$73,793	4%	$76,958	$73,241	5%
Liquidity funds	3,464	4,348	(20)%	3,292	4,499	(27)%
Total Platform assets under management	$80,093	$78,141	2%	$80,250	$77,740	3%
Platform-only assets	27,288	20,897	31%	26,614	20,048	33%
Platform-only assets-deposit program	2,152	886	143%	2,170	868	NM
Total Platform assets	$109,533	$99,924	10%	$109,034	$98,656	11%
Institutional Investors:
Equity and fixed-income programs	$77,843	$75,203	4%	$77,168	$75,809	2%
Collective trust fund programs	—	1	(100)%	1	1	—%
Liquidity funds	1,853	1,893	(2)%	1,754	1,853	(5)%
Total assets under management	$79,696	$77,097	3%	$78,923	$77,663	2%
Client assets under advisement	5,841	7,508	(22)%	5,791	7,003	(17)%
Total assets	$85,537	$84,605	1%	$84,714	$84,666	—%
Investments in New Businesses:
Equity and fixed-income programs	$2,732	$2,234	22%	$2,767	$2,217	25%
Liquidity funds	244	471	(48)%	259	343	(24)%
Total assets under management	$2,976	$2,705	10%	$3,026	$2,560	18%
Client assets under administration (E)	14,917	14,713	1%	14,774	14,930	(1)%
Client assets under advisement	2,329	2,014	16%	2,267	1,604	41%
Total assets	$20,222	$19,432	4%	$20,067	$19,094	5%
LSV:
Equity and fixed-income programs (B)	$89,422	$90,849	(2)%	$88,606	$90,779	(2)%

Total:
Equity and fixed-income programs (C)	$273,159	$266,938	2%	$271,713	$266,772	2%
Collective trust fund programs	215,088	189,890	13%	211,908	173,317	22%
Liquidity funds	8,620	9,673	(11)%	8,443	10,230	(17)%
Total assets under management	$496,867	$466,501	7%	$492,064	$450,319	9%
Client assets under advisement	8,170	9,522	(14)%	8,058	8,607	(6)%
Client assets under administration (D)	1,122,108	1,005,403	12%	1,103,255	983,554	12%
Platform-only assets	29,440	21,783	35%	28,784	20,916	38%
Total assets	$1,656,585	$1,503,209	10%	$1,632,161	$1,463,396	12%
(A)    Collective trust fund program average assets are included in assets under management since SEI is the trustee. Fees earned on this product are less than fees earned on customized asset management programs.
(B)    Equity and fixed-income programs include assets managed by LSV in which fees are based solely on performance and are not calculated as an asset-based fee. The average value of these assets for the three months ended June 30, 2025 was $1.4 billion.
(C)    Equity and fixed-income programs include $6.5 billion of average assets invested in various asset allocation funds for the three months ended June 30, 2025.
(D)    In addition to the assets presented, SEI also administers an additional $11.2 billion of average assets in Funds of Funds assets for the three months ended June 30, 2025 on which SEI does not earn an administration fee.
(E)    Client assets under administration include $14.9 billion of average assets for the three months ended June 30, 2025 related to Family Office Services business which was divested on June 30, 2025.

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

Business Segments
Revenues, Expenses and Operating Profit (Loss) for our business segments for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 were as follows:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2025	2024		2025	2024
Investment Managers:
Revenues	$195,067	$179,868	8%	$387,115	$352,521	10%
Expenses	121,636	111,287	9%	238,847	220,837	8%
Operating Profit	$73,431	$68,581	7%	$148,268	$131,684	13%
Operating Margin	38%	38%		38%	37%
Private Banks:
Revenues	$141,449	$132,401	7%	$279,163	$262,538	6%
Expenses	118,724	111,890	6%	233,473	224,864	4%
Operating Profit	$22,725	$20,511	11%	$45,690	$37,674	21%
Operating Margin	16%	15%		16%	14%
Investment Advisors:
Revenues	$137,193	$120,587	14%	$273,769	$243,305	13%
Expenses	75,801	68,953	10%	148,256	135,911	9%
Operating Profit	$61,392	$51,634	19%	$125,513	$107,394	17%
Operating Margin	45%	43%		46%	44%
Institutional Investors:
Revenues	$69,343	$71,507	(3)%	$137,849	$143,285	(4)%
Expenses	35,857	38,426	(7)%	71,727	78,535	(9)%
Operating Profit	$33,486	$33,081	1%	$66,122	$64,750	2%
Operating Margin	48%	46%		48%	45%
Investments in New Businesses:
Revenues	$16,549	$14,623	13%	$33,049	$28,916	14%
Expenses	18,430	18,580	(1)%	36,926	36,963	—%
Operating Loss	$(1,881)	$(3,957)	NM	$(3,877)	$(8,047)	NM
For additional information pertaining to our business segments, see Note 9 to the Consolidated Financial Statements.

Investment Managers
Revenues increased $15.2 million, or 8%, in the three month period and increased $34.6 million, or 10%, in the six month period ended June 30, 2025 and were primarily affected by:
•Increased administration fees from additional services provided to our largest alternative fund clients;
•Increased revenues from services provided to collective investment trusts; and
•Positive cash flows into alternative and traditional funds from new and existing clients; partially offset by
•Client losses and fund closures.
Operating margin remained at 38% in the three month period and increased to 38% compared to 37% in the six month period. Operating income increased $4.9 million, or 7%, in the three month period and increased $16.6 million, or 13%, in the six month period and was primarily affected by:
•An increase in revenues as mentioned above; partially offset by
•Increased costs associated with new business, primarily personnel costs and third-party vendor costs; and
•Costs to enhance, support and maintain technologies and investment service capabilities.
Private Banks

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2025	2024		2025	2024
Revenues:
Information processing and software servicing fees	$107,225	$97,992	9%	$212,424	$194,170	9%
Asset management, administration & distribution fees	34,224	34,409	(1)%	66,739	68,368	(2)%
Total revenues	$141,449	$132,401	7%	$279,163	$262,538	6%
Revenues increased $9.0 million, or 7%, in the three month period and increased $16.6 million, or 6%, in the six month period ended June 30, 2025 and were primarily affected by:
•Increased investment processing fees from new SWP client conversions and growth from existing SWP clients due to market appreciation and increased transaction volumes;
•Increased investment management fees from existing international clients due to market appreciation;
•Increased investment processing fees earned on our mutual fund trading solution; and
•The positive impact from foreign currency exchange rate fluctuations between the U.S. dollar and the British pound on our foreign operations; partially offset by
•Lower investment processing fees from the recontracting of existing clients and a client loss; and
•Lower investment management fees from the recontracting of an existing client.
Operating margins increased to 16% compared to 15% in the three month period and increased to 16% compared to 14% in the six month period. Operating income increased by $2.2 million, or 11%, in the three month period and increased $8.0 million, or 21%, in the six month period and was primarily affected by:
•An increase in revenues as mentioned above; partially offset by
•Increased costs, mainly personnel, consulting and outsourced vendor costs supporting operations.

Investment Advisors

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2025	2024		2025	2024
Revenues:
Investment management fees-SEI fund programs	$54,075	$58,322	(7)%	$109,179	$116,661	(6)%
Separately managed account fees	53,914	45,920	17%	105,991	94,339	12%
Other fees	29,204	16,345	79%	58,599	32,305	81%
Total revenues	$137,193	$120,587	14%	$273,769	$243,305	13%
Revenues increased $16.6 million, or 14%, in the three month period and increased $30.5 million, or 13%, in the six month period ended June 30, 2025 and were primarily affected by:
•Increased fee revenue of $21.8 million from the SEI Integrated Cash Program due to the expansion of the program in late 2024; and
•Increased fees from separately managed account programs and Strategist programs due to growth from existing clients and market appreciation; partially offset by
•Decreased investment management fees from SEI fund programs resulting from the continued shift out of SEI fund programs into separately managed accounts and other investment products;
•Fee reductions in our separately managed account programs; and
•Decreased average basis points earned on assets in SEI mutual funds.
Operating margin increased to 45% compared to 43% in the three month period and increased to 46% compared to 44% in the six month period. Operating income increased $9.8 million, or 19%, in the three month period and increased $18.1 million, or 17%, in the six month period and was primarily affected by:
•An increase in revenues as mentioned above; partially offset by
•Increased direct expenses associated with the increase in separately managed account fees;
•Increased personnel costs from business growth, and
•Increased stock-based compensation costs.
Institutional Investors
Revenues decreased $2.2 million, or 3%, in the three month period and decreased $5.4 million, or 4%, in the six month period ended June 30, 2025 and were primarily affected by:
•Decreased investment management fees from fee reductions and client losses; partially offset by
•Increased investment management fees from existing clients due to higher assets under management due to market appreciation; and
•Revenues from new Outsourced Chief Investment Officer (OCIO) platform clients.
Operating margin increased to 48% compared to 46% in the three month period and increased to 48% compared to 45% in the six month period. Operating income increased $405 thousand, or 1%, in the three month period and increased $1.4 million, or 2%, in the six month period and was primarily affected by:
•Decreased direct expenses associated with investment management fees; and
•Decreased personnel costs; partially offset by
•A decrease in revenues as mentioned above.

Investments in New Businesses

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2025	2024		2025	2024
Revenues:
SEI Family Office Services	$8,912	$8,283	8%	$18,002	$17,078	5%
SEI Private Wealth Management	5,423	5,201	4%	10,672	9,909	8%
Other	2,214	1,139	94%	4,375	1,929	127%
Total revenues	$16,549	$14,623	13%	$33,049	$28,916	14%
Revenues increased $1.9 million, or 13%, in the three month period and increased $4.1 million, or 14%, in the six month period ended June 30, 2025 and were primarily affected by:
•Increased revenues from network and data protection services offered through SEI Sphere due to new business;
•Increased revenues from SEI Private Wealth Management through higher assets under advisement due to market appreciation and new business; and
•Increased revenues from hosted technology offerings through SEI Family Office Services due to increased non-recurring implementation fees and increased fees from existing clients.

Other
Corporate overhead expenses
Corporate overhead expenses primarily consist of general and administrative expenses and other costs not directly attributable to a reportable business segment. Corporate overhead expenses were $40.5 million and $33.3 million in the three months ended June 30, 2025 and 2024, respectively, and $76.0 million and $71.1 million in the six months ended June 30, 2025 and 2024, respectively. The increases in corporate overhead expenses is primarily due to increases in personnel costs, professional fees, consulting and stock-based compensation costs and investments in upgrading and enhancing various technologies utilized by corporate overhead units.
Other income and expense
Other income and expense items on the accompanying Consolidated Statements of Operations consist of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net gain from investments	$1,759	$666	$2,252	$2,922
Interest and dividend income	9,283	11,552	19,504	22,371
Interest expense	(92)	(139)	(277)	(278)
Gain on sale of business	94,412	—	94,412	—
Other income	4,500	—	4,500	—
Equity in earnings of unconsolidated affiliate	33,640	34,219	62,387	65,862
Total other income and expense items, net	$143,502	$46,298	$182,778	$90,877
Net gain from investments
Net gain from investments in the three and six months ended June 30, 2025 were primarily due to unrealized mark-to-market gains recorded in current earnings associated with LSV-sponsored investment funds and Company-sponsored investment funds from market appreciation (See Note 5 to the Consolidated Financial Statements).
Interest and dividend income
Interest and dividend income is earned based upon the amount of cash that is invested daily. The decrease in interest and dividend income in the three and six months ended June 30, 2025 was due to an overall decline in interest rates and lower invested cash balances.

Gain on sale of business
We recognized a gain of $94.4 million during the three months ended June 30, 2025 from the divestiture of the Family Office Services business (See caption titled "Divestiture of Family Office Services Business" later in this discussion).
Other income
We recognized a gain of $4.5 million during the three months ended June 30, 2025 from the settlement of a matter with a third-party vendor (See Note 11 to the Consolidated Financial Statements).
Equity in earnings of unconsolidated affiliate
Equity in earnings of unconsolidated affiliate reflects our ownership interest in LSV. As of June 30, 2025, our total partnership interest in LSV was 38.5%. The table below presents the revenues and net income of LSV and the proportionate share in LSV's earnings.

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2025	2024		2025	2024
Revenues of LSV	$114,215	$113,820	—%	$214,143	$221,169	(3)%
Net income of LSV	87,311	88,689	(2)%	161,825	170,701	(5)%

SEI's proportionate share in earnings of LSV	$33,640	$34,219	(2)%	$62,387	$65,862	(5)%
The decrease in earnings from LSV in the three and six months ended June 30, 2025 was primarily due to lower assets under management from negative cash flows from existing clients and client losses. Market appreciation of client assets partially offset the decrease in earnings from LSV. Average assets under management by LSV decreased $2.2 billion to $88.6 billion during the six months ended June 30, 2025 as compared to $90.8 billion during the six months ended June 30, 2024, a decrease of 2%.
Amortization
Amortization expense on the accompanying Consolidated Statements of Operations consists of:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2025	2024		2025	2024
Capitalized software development costs	$7,198	$6,990	3%	$14,395	$13,894	4%
Intangible assets acquired through acquisitions and asset purchases	3,157	3,387	(7)%	6,606	6,790	(3)%
Other	$94	$108	(13)%	158	187	(16)%
Total amortization expense	$10,449	$10,485	—%	$21,159	$20,871	1%
Capitalized software development costs
The increase in amortization expense related to capitalized software development costs during the three and six months ended June 30, 2025 was primarily due to significant enhancements to SWP. We expect to place the new platform for the Investment Managers segment into service during the second half of 2025 (See Note 1 to the Consolidated Financial Statements).
Income Taxes
The effective income tax rates for the three and six months ended June 30, 2025 and 2024 differ from the federal income tax statutory rate due to the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Statutory rate	21.0%	21.0%	21.0%	21.0%
State taxes, net of federal tax benefit	2.8	2.9	2.8	2.9
Foreign tax expense and tax rate differential	(0.2)	0.1	(0.2)	0.1
Tax benefit from stock option exercises	(0.8)	(0.1)	(0.7)	(0.6)
Other, net	(0.5)	—	(0.4)	—
	22.3%	23.9%	22.5%	23.4%

On July 4, 2025, President Donald J. Trump signed new tax legislation known as the One Big Beautiful Bill Act (OBBBA) into law which makes permanent many of the provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were scheduled to expire at the end of 2025. We expect the enactment of the OBBBA to primarily impact the deferred tax liability and income tax payable related to the provisions for the elimination of the capitalization of onshore research and development costs (Section 174) and the reintroduction of 100% bonus depreciation (Section 168). We do not currently expect any material impact to the effective tax rate from the new legislation.
Stock-Based Compensation
We recognized $28.0 million and $23.5 million in stock-based compensation expense during the six months ended June 30, 2025 and 2024, respectively. The increase in expense was primarily due to new equity awards granted during the fourth quarter 2024. The amount of stock-based compensation expense recognized is primarily based upon management's estimate of when the financial vesting targets of outstanding stock options may be achieved. Any change in the estimate could result in the amount of stock-based compensation expense to be accelerated, spread out over a longer period, or reversed. This may cause volatility in the recognition of stock-based compensation expense in future periods and could materially affect earnings (See Note 7 to the Consolidated Financial Statements).
We expect to recognize approximately $27.6 million in stock-based compensation expense during the remainder of 2025.
Divestiture of Family Office Services Business
On February 27, 2025, we announced the entry into a definitive agreement with Aquiline, a private investment firm specializing in financial services and technology, to acquire our Family Office Services business. We completed the sale on June 30, 2025 and recognized a gain of $94.4 million, net of transaction costs and certain other purchase price adjustments, during the second quarter 2025. Prior to the divestiture, the Family Office Services business was reported in our Investments in New Businesses segment and contributed $18.0 million and $17.1 million to our revenues and $5.8 million and $3.8 million to our income from operations during the six months ended June 30, 2025 and 2024, respectively.
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

Liquidity and Capital Resources

	Six Months Ended June 30,
	2025	2024
Net cash provided by operating activities	$243,005	$227,030
Net cash provided by/(used in) investing activities	65,268	(61,082)
Net cash used in financing activities	(419,220)	(229,687)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	17,103	(2,667)
Net decrease in cash, cash equivalents and restricted cash	(93,844)	(66,406)
Cash, cash equivalents and restricted cash, beginning of period	840,193	834,998
Cash, cash equivalents and restricted cash, end of period	$746,349	$768,592
Our credit facility provides for borrowings up to $325.0 million and is scheduled to expire in April 2026 (See Note 6 to the Consolidated Financial Statements). We expect to renew the credit facility during the second half of 2025. As of July 10, 2025, we had outstanding letters of credit of $4.9 million which reduced the amount available under the credit facility. These letters of credit were primarily issued for the expansion of the corporate headquarters and are due to expire in late 2025. As of July 10, 2025, the amount of the credit facility available for corporate purposes was $320.1 million.
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
The majority of excess cash reserves are primarily placed in accounts located in the United States that invest entirely in SEI-sponsored money market mutual funds denominated in the U.S. dollar. We also utilize demand deposit accounts or money market accounts at several large, well-established financial institutions located in the United States. The institutions we utilize have not indicated any stability issues regarding the ability to honor current or future deposit obligations to their customers. Accounts used to manage these excess cash reserves do not impose any restrictions or limitations that would prevent us from being able to access such cash amounts immediately. As of July 10, 2025, the amount of cash and cash equivalents considered free and immediately accessible for other general corporate purposes was $353.2 million.
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
Cash flows from operations increased $16.0 million in the first six months of 2025 compared to the first six months of 2024 primarily from the increase in net income. The negative impact from the change in working capital accounts due to decreased accrued liabilities, primarily from the higher payments of incentive compensation awards in 2025 as compared to 2024, partially offset the increase in cash flows from operations.

Net cash from investing activities includes:
•Purchases, sales and maturities of marketable securities. Purchases, sales and maturities of marketable securities in the first six months of 2025 and 2024 were as follows:

	Six Months Ended June 30,
	2025	2024
Purchases	$(85,681)	$(102,895)
Sales and maturities	65,168	82,241
Net investing activities from marketable securities	$(20,513)	$(20,654)
See Note 5 to the Consolidated Financial Statements for more information related to marketable securities.
•The capitalization of costs incurred in developing computer software. We capitalized $14.5 million of software development costs in the first six months of 2025 as compared to $12.7 million in the first six months of 2024. Software development costs are principally related to significant enhancements for the expanded functionality of the SEI Wealth Platform and a new platform for the Investment Managers segment.
•Capital expenditures. Capital expenditures in the first six months of 2025 were $12.5 million as compared to $20.8 million in the first six months of 2024. Expenditures in 2025 and 2024 include capital outlays for purchased software and equipment for data center operations.
•Proceeds from business divestiture. We received gross proceeds of $116.0 million at the closing of the sale of the Family Office Services business on June 30, 2025.
•Other investing activities. We made strategic investments of $3.9 million and $10.0 million during the first six months of 2025 and 2024, respectively, in innovation platforms for wealth management.
Net cash from financing activities includes:
•The repurchase of common stock. Our Board of Directors has authorized the repurchase of common stock through multiple authorizations. Currently, there is no expiration date for the common stock repurchase program. We had total capital outlays of $383.3 million during the first six months of 2025 and $163.8 million during the first six months of 2024 for the repurchase of common stock.
•Proceeds from the issuance of common stock. We received $87.4 million and $54.4 million in proceeds from the issuance of common stock during the first six months of 2025 and 2024, respectively, through our equity compensation plans. These proceeds were primarily from stock option exercise activity.
•Dividend payments. Cash dividends paid were $123.3 million in the first six months of 2025 as compared to $120.3 million in the first six months of 2024.
Cash Requirements
Cash requirements and liquidity needs are primarily funded through cash flow from operations and our capacity for additional borrowing. At June 30, 2025, unused sources of liquidity consisted of cash and cash equivalents and the amount available under our credit facility. We expect to renew our current credit facility during the second half of 2025.
We are obligated to make payments in connection with the credit facility, operating leases, maintenance contracts and other commitments. We believe our operating cash flow, available borrowing capacity, and existing cash and cash equivalents will provide adequate funds for these obligations and ongoing operations. We currently anticipate that our available funds and cash flow from operations will be sufficient to meet our operational cash needs, expected M&A activity, and fund our stock repurchase program for at least the next 12 months and for the foreseeable future.
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
In addition to the regulatory authorities listed above, our subsidiaries are subject to the jurisdiction of regulatory authorities in other foreign countries. In addition to our wholly-owned subsidiaries, we also own a minority interest of approximately 38.5% in LSV, which is also an investment advisor registered with the SEC.
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
(b) Change in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(e)    Our Board of Directors has authorized the repurchase of up to $6.728 billion worth of our common stock through multiple authorizations through June 30, 2025. Currently, there is no expiration date for the common stock repurchase program.
Information regarding the repurchase of common stock during the three months ended June 30, 2025 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 2025	351,000	$71.28	351,000	$451,757,000
May 2025	735,000	84.63	735,000	389,554,000
June 2025	1,076,000	86.06	1,076,000	295,999,000
Total	2,162,000	$83.18	2,162,000
(1) Average price paid per share does not include excise tax on stock repurchases.

Item 5. Other Information.
During the three months ended June 30, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 (c) of Regulation S-K).

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

SEI INVESTMENTS COMPANY

Date:	July 28, 2025	By:	/s/ Sean J. Denham
Sean J. Denham
Chief Financial and Chief Operating Officer