Form 10-Q
period 2025-09-30
SEI INVESTMENTS CO
filed 2025-10-27
CIK 350894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q
________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, as of the close of business on October 9, 2025:

Common Stock, $0.01 par value	122,439,410

SEI INVESTMENTS COMPANY

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

Consolidated Balance Sheets	SEI Investments Company
(unaudited)	and Subsidiaries
(Dollars in thousands, except per-share data)

	September 30, 2025	December 31, 2024
Assets
Current Assets:
Cash and cash equivalents	$792,822	$840,193
Receivables from investment products	50,563	54,118
Receivables, net of allowance for doubtful accounts of $2,228 and $1,435	670,116	567,634
Securities owned	31,242	29,583
Other current assets	66,975	60,282
Total Current Assets	1,611,718	1,551,810
Property and Equipment, net of accumulated depreciation of $461,304 and $493,219	156,065	159,643
Operating Lease Right-of-Use Assets	24,065	28,905
Capitalized Software, net of accumulated amortization of $661,413 and $641,071	235,559	236,023
Investments	293,865	315,567
Assets of Consolidated Variable Interest Entities	170,657	—
Goodwill	168,430	170,287
Intangible Assets, net of accumulated amortization of $44,506 and $55,835	61,387	77,370
Deferred Contract Costs	49,113	45,855
Deferred Income Taxes	17,490	51,984
Other Assets, net	56,761	47,162
Total Assets	$2,845,110	$2,684,606
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	SEI Investments Company
(unaudited)	and Subsidiaries
(Dollars in thousands, except per-share data)

	September 30, 2025	December 31, 2024
Liabilities, Redeemable Non-controlling Interests and Shareholders' Equity
Current Liabilities:
Accounts payable	$7,871	$13,081
Accrued liabilities	254,162	347,513
Current portion of long-term operating lease liabilities	7,083	7,900
Deferred revenue	12,307	12,019
Total Current Liabilities	281,423	380,513
Liabilities of Consolidated Variable Interest Entities	100,492	—
Long-term Income Taxes Payable	—	803
Long-term Operating Lease Liabilities	19,234	24,235
Other Long-term Liabilities	24,552	26,943
Total Liabilities	425,701	432,494
Commitments and Contingencies
Redeemable Non-controlling Interests	18,852	—
Shareholders' Equity:
Common stock, $0.01 par value, 750,000,000 shares authorized; 122,632,620 and 126,839,734 shares issued and outstanding	1,226	1,268
Capital in excess of par value	1,648,817	1,539,816
Retained earnings	774,892	758,003
Accumulated other comprehensive loss, net	(24,378)	(46,975)
Total Shareholders' Equity	2,400,557	2,252,112
Total Liabilities, Redeemable Non-controlling Interests and Shareholders' Equity	$2,845,110	$2,684,606
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations	SEI Investments Company
(unaudited)	and Subsidiaries
(Dollars in thousands, except per-share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Asset management, administration and distribution fees	$461,964	$423,859	$1,331,650	$1,237,623
Information processing and software servicing fees	116,547	113,537	357,806	330,338
Total revenues	578,511	537,396	1,689,456	1,567,961
Expenses:
Subadvisory, distribution and other asset management costs	55,072	47,969	152,313	141,279
Software royalties and other information processing costs	9,434	8,936	27,706	25,503
Compensation, benefits and other personnel	203,739	191,740	594,097	570,534
Stock-based compensation	13,956	13,696	41,985	37,224
Consulting, outsourcing and professional fees	54,401	53,291	167,344	159,258
Data processing and computer related	41,569	37,556	122,689	112,790
Facilities, supplies and other costs	20,982	21,622	61,481	58,795
Amortization	11,912	10,413	33,071	31,284
Depreciation	7,485	8,341	23,077	25,097
Total expenses	418,550	393,564	1,223,763	1,161,764
Income from operations	159,961	143,832	465,693	406,197
Net gain from investments	1,992	427	4,244	3,349
Interest and dividend income	10,207	13,579	29,711	35,950
Interest expense	(109)	(141)	(386)	(419)
Gain on sale of business	—	—	94,412	—
Other income	4,922	8,151	9,422	8,151
Equity in earnings of unconsolidated affiliate	31,903	36,513	94,290	102,375
Net gain from consolidated variable interest entities	1,845	—	1,845	—
Income before income taxes	210,721	202,361	699,231	555,603
Income taxes	46,135	47,461	156,045	130,183
Net income	164,586	154,900	543,186	425,420
Less: Net income attributable to non-controlling interests	382	—	382	—
Net income attributable to SEI Investments Company	$164,204	$154,900	$542,804	$425,420

Basic earnings per common share	$1.33	$1.20	$4.35	$3.26
Shares used to compute basic earnings per share	123,099	129,418	124,710	130,550
Diluted earnings per common share	$1.30	$1.19	$4.25	$3.23
Shares used to compute diluted earnings per share	126,325	130,671	127,684	131,830
Dividends declared per common share	$—	$—	$0.49	$0.46
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income	SEI Investments Company
(unaudited)	and Subsidiaries
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$164,586	$154,900	$543,186	$425,420
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(3,855)	12,413	18,038	9,071
Unrealized gain (loss) on investments:
Unrealized gains (losses) during the period, net of income taxes of $(276), $(1,007), $(1,410) and $(463)	924	3,373	4,731	1,546
Reclassification adjustment for gains realized in net income, net of income taxes of $18, $21, $49 and $76	(64)	(70)	(172)	(251)
Total other comprehensive (loss) income, net of tax	(2,995)	15,716	22,597	10,366
Comprehensive income	$161,591	$170,616	$565,783	$435,786
Less: Comprehensive income attributable to the non-controlling interests	382	—	382	—
Comprehensive income attributable to SEI Investments Company	$161,209	$170,616	$565,401	$435,786
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Equity	SEI Investments Company
(unaudited)	and Subsidiaries
(Dollars in thousands, except per-share data)

	Shares of Common Stock	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	For the Three Months Ended September 30, 2025
Balance, July 1, 2025	123,697	$1,236	$1,619,133	$739,453	$(21,383)	$2,338,439
Net income	—	—	—	164,204	—	164,204
Other comprehensive loss	—	—	—	—	(2,995)	(2,995)
Purchase and retirement of common stock	(1,572)	(15)	(12,775)	(128,765)	—	(141,555)
Issuance of common stock under employee stock purchase plan	16	—	1,158	—	—	1,158
Issuance of common stock under share-based award plans	492	4	27,345	—	—	27,349
Stock-based compensation	—	1	13,956	—	—	13,957
Balance, September 30, 2025	122,633	$1,226	$1,648,817	$774,892	$(24,378)	$2,400,557

	Shares of Common Stock	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	For the Three Months Ended September 30, 2024
Balance, July 1, 2024	129,855	$1,299	$1,465,037	$823,549	$(42,382)	$2,247,503
Net income	—	—	—	154,900	—	154,900
Other comprehensive income	—	—	—	—	15,716	15,716
Purchase and retirement of common stock	(1,274)	(13)	(9,261)	(76,541)	—	(85,815)
Issuance of common stock under employee stock purchase plan	17	1	965	—	—	966
Issuance of common stock under share-based award plans	157	1	7,443	—	—	7,444
Stock-based compensation	—	—	13,696	—	—	13,696
Balance, September 30, 2024	128,755	$1,288	$1,477,880	$901,908	$(26,666)	$2,354,410
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Equity	SEI Investments Company
(unaudited)	and Subsidiaries
(Dollars in thousands, except per-share data)

	Shares of Common Stock	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	For the Nine Months Ended September 30, 2025
Balance, January 1, 2025	126,840	$1,268	$1,539,816	$758,003	$(46,975)	$2,252,112
Net income	—	—	—	542,804	—	542,804
Other comprehensive income	—	—	—	—	22,597	22,597
Purchase and retirement of common stock	(6,235)	(62)	(50,657)	(464,437)	—	(515,156)
Issuance of common stock under employee stock purchase plan	55	—	3,912	—	—	3,912
Issuance of common stock under share-based award plans	1,973	19	111,957	—	—	111,976
Stock-based compensation	—	1	43,789	—	—	43,790
Dividends declared ($0.49 per share)	—	—	—	(61,478)	—	(61,478)
Balance, September 30, 2025	122,633	$1,226	$1,648,817	$774,892	$(24,378)	$2,400,557

	Shares of Common Stock	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	For the Nine Months Ended September 30, 2024
Balance, January 1, 2024	131,178	$1,312	$1,404,962	$762,586	$(37,032)	$2,131,828
Net income	—	—	—	425,420	—	425,420
Other comprehensive income	—	—	—	—	10,366	10,366
Purchase and retirement of common stock	(3,730)	(37)	(27,128)	(225,813)	—	(252,978)
Issuance of common stock under employee stock purchase plan	59	1	3,348	—	—	3,349
Issuance of common stock under share-based award plans	1,248	12	59,474	—	—	59,486
Stock-based compensation	—	—	37,224	—	—	37,224
Dividends declared ($0.46 per share)	—	—	—	(60,285)	—	(60,285)
Balance, September 30, 2024	128,755	$1,288	$1,477,880	$901,908	$(26,666)	$2,354,410
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	SEI Investments Company
(unaudited)	and Subsidiaries
(Dollars in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$543,186	$425,420
Less: Net income attributable to non-controlling interests	(382)	—
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	23,077	25,097
Amortization	33,071	31,284
Equity in earnings of unconsolidated affiliate	(94,290)	(102,375)
Distributions received from unconsolidated affiliate	104,768	112,476
Stock-based compensation	41,985	37,224
Provision for losses on receivables	765	1,170
Deferred income taxes	33,134	(21,051)
Net gain from investments	(4,244)	(3,349)
Net gain from business divestiture	(94,412)	—
Net gain from sale of property	—	(8,151)
Change in other long-term liabilities	2,711	3,205
Change in other assets	(6,029)	(4,005)
Contract costs capitalized, net of amortization	(3,653)	(2,306)
Contingent consideration fair value adjustments	(4,054)	(1,547)
Insurance rebates received for Health and Welfare Benefit Plan Trust	14,500	—
Insurance rebates transferred to Health and Welfare Benefit Plan Trust	(14,500)	—
Other	(898)	(1,353)
Change in current assets and liabilities:
Receivables from investment products	3,555	1,301
Receivables	(112,214)	(109,522)
Other current assets	(6,986)	606
Advances due from unconsolidated affiliate	51,738	51,005
Accounts payable	(5,210)	(2,364)
Accrued liabilities	(19,742)	(1,655)
Deferred revenue	560	(4,036)
Total adjustments	(56,368)	1,654
Net cash provided by operating activities, excluding variable interest entities	486,436	427,074
Net income attributable to non-controlling interests	382	—
Adjustments to reconcile net income attributable to non-controlling interests to net cash provided by operating activities of consolidated variable interest entities:
Change from investment security transactions	(3,808)	—
Net gain from investments	(1,770)	—
Change in other assets and liabilities	24	—
Net cash used in operating activities of consolidated variable interest entities	(5,172)	—
Net cash provided by operating activities	$481,264	$427,074
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	SEI Investments Company
(unaudited)	and Subsidiaries
(Dollars in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from investing activities:
Additions to property and equipment	(21,069)	(27,203)
Additions to capitalized software	(22,828)	(18,414)
Purchases of marketable securities	(123,708)	(134,665)
Purchases of interest in limited partnerships	(1,114)	—
Prepayments and maturities of marketable securities	93,367	113,801
Sales of marketable securities	—	7,546
Proceeds from fixed asset dispositions	3,293	9,946
Proceeds from business divestiture	116,020	—
Other investing activities	(3,464)	(8,196)
Net cash provided by/(used in) investing activities	$40,497	$(57,185)
Cash flows from financing activities:
Purchase and retirement of common stock	(527,491)	(252,889)
Proceeds from issuance of common stock	115,888	62,835
Payment of dividends	(123,341)	(120,338)
Cash flows from financing activities of consolidated variable interest entities:
Non-controlling interest capital raised	18,470	—
Net cash used in financing activities	$(516,474)	$(310,392)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	11,953	6,941
Net increase in cash and cash equivalents	17,240	66,438
Cash, cash equivalents and cash and cash equivalents held at consolidated variable interest entities, beginning of period	840,193	834,998
Cash, cash equivalents and cash and cash equivalents held at consolidated variable interest entities, end of period	$857,433	$901,436

Reconciliation of Cash, cash equivalents and cash and cash equivalents held at consolidated variable interest entities to the Consolidated Balance Sheets:	September 30, 2025	December 31, 2024
Cash and cash equivalents	$792,822	$840,193
Cash and cash equivalents held at consolidated variable interest entities	64,611	—
Total cash and cash equivalents and cash and cash equivalents held at consolidated variable interest entities	$857,433	$840,193
The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements	SEI Investments Company
(all figures are in thousands except share and per-share data)	and Subsidiaries
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
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain financial information and accompanying note disclosure normally included in the Company’s Annual Report on Form 10-K have been condensed or omitted. The interim financial information is unaudited but reflects all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position of the Company as of September 30, 2025, the results of operations for the three and nine months ended September 30, 2025 and 2024, and cash flows for the nine months ended September 30, 2025 and 2024. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
There have been no significant changes in significant accounting policies during the nine months ended September 30, 2025 as compared to the significant accounting policies described in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
Variable Interest Entities
The Company or its affiliates have created numerous investment products for its clients in various types of legal entity structures. For entities determined to be a variable interest entity (VIE) in which the Company has a variable interest, an evaluation is required to determine whether the Company is the primary beneficiary. The Company evaluates its economic interests in the entity specifically determining if the Company has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. When making the determination on whether the benefits received from an entity are significant, the Company considers the total economics of the entity, and analyzes whether the Company’s share of the economics is significant. The Company utilizes qualitative factors, and, where applicable, quantitative factors, while performing the analysis. At each balance sheet date, the Company determines whether any reconsideration events, such as capital contributions and redemptions, either by the Company or third parties, have occurred that require it to revisit the VIE analysis and will consolidate or deconsolidate accordingly.

Consolidated Variable Interest Entities
VIEs which the Company controls as the primary beneficiary have been included in the Company’s Consolidated Financial Statements. The results of the consolidated VIEs are reported on a one-month lag due to the timing of the receipt of related financial statements. To the extent the Company is aware of material events that affect the consolidated VIEs during the intervening period, the impact of the events would be disclosed in the Notes to Consolidated Financial Statements.
The Company's consolidated net income on the accompanying Consolidated Statement of Operations includes the income (loss) attributable to non-controlling interests. The portion of the consolidated VIEs owned by other investors is included in Redeemable Non-controlling Interests on the accompanying Consolidated Balance Sheet. Activity related to other investors of the consolidated VIEs is eliminated through Net income attributable to non-controlling interests on the accompanying Consolidated Statement of Operations.
Investments held by consolidated VIEs are recorded at fair value. Unrealized gains and losses from the investments are recognized in Net gain from consolidated variable interest entities on the accompanying Consolidated Statement of Operations.
The Company deconsolidates all the assets and liabilities of the non-controlling interests from the Consolidated Balance Sheets once it no longer qualifies as the primary beneficiary of a consolidated VIE. See Note 15 for related disclosures regarding the Company's consolidated VIEs.
Redeemable Non-controlling Interests
The Company includes redeemable non-controlling interests related to consolidated VIEs as temporary equity on the Consolidated Balance Sheets. Non-controlling interests in consolidated VIEs are subject to redemption by the investors. When redeemable amounts become legally payable to the investors, they are classified as a liability and included in Liabilities of consolidated variable interest entities on the Consolidated Balance Sheets.
Changes in the Company's redeemable non-controlling interests in consolidated VIEs are as follows:

Redeemable Non-controlling Interests
Balance, December 31, 2024	$—
Net income attributable to non-controlling interests	382
Capital contributions from non-controlling interests	18,470
Balance, September 30, 2025	$18,852
Non-consolidated Variable Interest Entities
The Company serves as the Manager, Administrator and Distributor for certain investment products and may also serve as the Trustee for some of the investment products. The Company receives asset management, distribution, administration and custodial fees for these services. Clients are the equity investors and participate in proportion to their ownership percentage in the net income or loss and net capital gains or losses of the products, and, on liquidation, will participate in proportion to their ownership percentage in the remaining net assets of the products after satisfaction of outstanding liabilities. The Company has concluded that it is not the primary beneficiary of the entities in which it serves as the Manager, Administrator, Distributor or Trustee and, therefore, is not required to consolidate any of the pooled investment vehicles for which it receives asset management, distribution, administration and custodial fees under the VIE model.
The Company is a party to expense limitation agreements with certain SEI-sponsored money market funds subject to Rule 2a-7 of the Investment Company Act of 1940 which establish a maximum level of ordinary operating expenses incurred by the fund in any fiscal year including, but not limited to, fees of the administrator or its affiliates. Under the terms of these agreements, the Company waived $5,397 and $1,202 in fees during the three months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025 and 2024, the Company waived $14,792 and $6,764, respectively, in fees.
Revenue Recognition
Revenue is recognized when the transfer of control of promised goods or services under the terms of a contract with customers are satisfied in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those promised goods or services. Certain portions of the Company’s revenues involve a third party in providing goods or services to its customers. In such circumstances, the Company must determine whether the nature of its promise to the customer is to provide the underlying goods or services (the Company is the principal in the transaction and reports the transaction gross) or to arrange for a third party to provide the underlying goods or services (the entity is the agent in the transaction and reports the transaction net). See Note 14 for related disclosures regarding revenue recognition.
Cash and Cash Equivalents
The Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents includes $191,938 and $341,311 at September 30, 2025 and December 31, 2024, respectively, invested in SEI-sponsored open-ended money market investment products. See Note 5 for information related to the Company's total investments in SEI-sponsored and non-SEI-sponsored money market investment products and commercial paper classified as cash equivalents. Cash and cash equivalents also includes restricted cash of $250 at September 30, 2025 and December 31, 2024 segregated for regulatory purposes related to trade-execution services conducted by SEI Investments (Europe) Limited and $52 at September 30, 2025 and December 31, 2024 segregated in special reserve accounts for the benefit of customers of the Company’s broker-dealer subsidiary, SEI Investments Distribution Co. (SIDCO), in accordance with certain rules established by the Securities and Exchange Commission (SEC) for broker-dealers.
Capitalized Software
The Company capitalized $22,828 and $18,414 of software development costs during the nine months ended September 30, 2025 and 2024, respectively, to further develop the SEI Wealth PlatformSM (SWP) and for the development of a new platform for the Investment Managers segment. The Company capitalized $14,510 and $10,542 of software development costs for significant enhancements to SWP during the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, the net book value of SWP was $197,528, which includes $1,862 of capitalized software development costs in-progress associated with future releases. SWP has a weighted average remaining life of 7.7 years. Amortization expense for SWP was $21,602 and $20,517 during the nine months ended September 30, 2025 and 2024, respectively.
The Company also capitalized $8,318 and $7,872 of software development costs during the nine months ended September 30, 2025 and 2024, respectively, related to the development of a new platform for the Investment Managers segment. The Company placed the platform into service during the third quarter 2025 with an estimated useful life of 7.0 years. The net book value of the platform at September 30, 2025 was $38,031, which includes $8,319 of capitalized software development costs in-progress associated with future releases. Amortization expense for the platform was $1,100 during the nine months ended September 30, 2025.
Earnings per Share
The calculations of basic and diluted earnings per share for the three and nine months ended September 30, 2025 and 2024 are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$164,586	$154,900	$543,186	$425,420
Less: Net income attributable to non-controlling interests	382	—	382	—
Net income attributable to SEI Investments Company	$164,204	$154,900	$542,804	$425,420
Shares used to compute basic earnings per common share	123,099,000	129,418,000	124,710,000	130,550,000
Dilutive effect of stock awards	3,226,000	1,253,000	2,974,000	1,280,000
Shares used to compute diluted earnings per common share	126,325,000	130,671,000	127,684,000	131,830,000
Basic earnings per common share	$1.33	$1.20	$4.35	$3.26
Diluted earnings per common share	$1.30	$1.19	$4.25	$3.23
During the three months ended September 30, 2025 and 2024, employee stock options to purchase 5,687,000 and 10,606,000 shares of common stock with an average exercise price of $66.09 and $61.06, respectively, were outstanding but not included in the computation of diluted earnings per common share. During the nine months ended September 30, 2025 and 2024, employee stock options to purchase 5,744,000 and 10,747,000 shares of common stock with an average exercise price of $66.04 and $61.05, respectively, were outstanding but not included in the computation of diluted earnings per common share. These options for the three and nine month periods were not included in the computation of diluted earnings per common share because either the performance conditions have not been satisfied or would not have been satisfied if the reporting date was the end of the contingency period or the options' exercise price was greater than the average market price of the Company’s common stock and the effect on diluted earnings per common share would have been anti-dilutive.

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
In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (ASU 2025-03). This standard eliminates the presumption that the primary beneficiary of a VIE is the accounting acquirer in a business combination. Instead, entities are required to apply the general guidance in ASC 805 to determine the accounting acquirer when the transaction is primarily effected by the exchange of equity interests. ASU 2025-03 is effective for annual and interim periods beginning after December 15, 2026 on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of adopting the guidance on its consolidated financial statements and related disclosures.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal Use Software (ASU 2025-06). This standard clarifies capitalization thresholds for software development costs and aligns accounting treatment more closely with the economic substance of modern software development activities. ASU 2025-06 is effective for annual and interim periods beginning after December 15, 2027 on a retrospective, prospective or modified prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2025-06 on its consolidated financial statements and related disclosures.
Reclassifications
Certain prior year amounts have been reclassified to conform to current year presentation.

Note 2 – Equity Method Investments
LSV Asset Management
The Company has an investment in LSV Asset Management (LSV), a registered investment advisor that provides investment advisory services primarily to institutions, including pension plans and investment companies. LSV is currently an investment sub-advisor for a limited number of SEI-sponsored investment products. The Company's partnership interest in LSV as of September 30, 2025 was 38.5%. The Company’s interest in the net assets of LSV is included in Investments on the accompanying Consolidated Balance Sheets and its interest in the earnings of LSV is reflected in Equity in earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Operations.
At September 30, 2025 and December 31, 2024, the Company’s total investment in LSV was $52,083 and $114,299, respectively. The Company's investment includes advances provided to LSV related to their working capital accounts. The Company receives partnership distributions from LSV on a quarterly basis. The Company received partnership distributions from LSV of $104,768 and $112,476 in the nine months ended September 30, 2025 and 2024, respectively. As such, the Company considers these distribution payments as returns on investment rather than returns of the Company's original investment in LSV and has therefore classified the associated cash inflows as an operating activity on the Consolidated Statements of Cash Flows.
The Company’s proportionate share in the earnings of LSV was $31,903 and $36,513 during the three months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025 and 2024, the Company’s proportionate share in the earnings of LSV was $94,290 and $102,375, respectively.

These tables contain condensed financial information of LSV:

Condensed Statement of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$111,750	$122,412	$325,894	$343,581
Net income	82,812	94,634	244,639	265,335

Condensed Balance Sheets	September 30, 2025	December 31, 2024
Current assets	$160,209	$170,055
Non-current assets	4,376	5,313
Total assets	$164,585	$175,368

Current liabilities	$99,246	$82,356
Non-current liabilities	4,881	5,382
Partners’ capital	60,458	87,630
Total liabilities and partners’ capital	$164,585	$175,368
On April 1, 2025, LSV provided an interest in the partnership to select key employees which reduced the ownership percentage of each existing partner on a pro-rata basis. As a result, the Company's total partnership interest in LSV was reduced slightly to approximately 38.5% from approximately 38.6%.
Other Equity Method Investments
The Company's other equity method investment consist of an investment in a non-affiliated limited partnership fund in which the Company holds a more than minor interest. At September 30, 2025 and December 31, 2024, the Company’s total investment in the limited partnership fund was $9,080 and $9,483, respectively, and is included in Investments on the accompanying Consolidated Balance Sheets (See Note 5).
The Company recognized unrealized gains of $71 during the three months ended September 30, 2025 from the change in fair value of the investment. The Company recognized unrealized gains of $294 during the nine months ended September 30, 2025 from the change in fair value of the investment. Unrealized gains and losses from the change in fair value of the investment are recognized in Net gain from investments on the accompanying Consolidated Statements of Operations.

Note 3 – Composition of Certain Financial Statement Captions
Receivables
Receivables on the accompanying Consolidated Balance Sheets consist of:

	September 30, 2025	December 31, 2024
Trade receivables	$160,943	$143,574
Fees earned, not billed	486,942	403,514
Other receivables	24,459	21,981
	672,344	569,069
Less: Allowance for doubtful accounts	(2,228)	(1,435)
	$670,116	$567,634
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

Property and Equipment
Property and Equipment on the accompanying Consolidated Balance Sheets consists of:

	September 30, 2025	December 31, 2024
Buildings	$220,220	$218,112
Equipment	158,846	196,792
Land	27,457	27,407
Purchased software	165,229	164,659
Furniture and fixtures	22,700	23,068
Leasehold improvements	22,833	22,491
Construction in progress	84	333
	617,369	652,862
Less: Accumulated depreciation	(461,304)	(493,219)
Property and Equipment, net	$156,065	$159,643
The Company recognized $23,077 and $25,097 in depreciation expense related to property and equipment for the nine months ended September 30, 2025 and 2024, respectively.
Deferred Contract Costs
Deferred contract costs, which primarily consist of deferred sales commissions, were $49,113 and $45,855 as of September 30, 2025 and December 31, 2024, respectively. The Company deferred expenses related to contract costs of $5,333 and $5,326 during the three months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025 and 2024, the Company deferred expenses related to contract costs of $13,528 and $10,237, respectively. Amortization expense related to deferred contract costs were $9,875 and $7,931 during the nine months ended September 30, 2025 and 2024, respectively. Amortization expense related to deferred contract costs is included in Compensation, benefits and other personnel on the accompanying Consolidated Statements of Operations. There were no material impairment losses in relation to deferred contract costs during the nine months ended September 30, 2025.
Accrued Liabilities
Accrued liabilities on the accompanying Consolidated Balance Sheets consist of:

	September 30, 2025	December 31, 2024
Accrued employee compensation	$104,131	$129,228
Accrued consulting, outsourcing and professional fees	30,637	32,082
Accrued sub-advisory, distribution and other asset management fees	55,485	53,727
Accrued dividend payable	2,014	63,877
Accrued income taxes	15,957	7,105
Other accrued liabilities	45,938	61,494
Total accrued liabilities	$254,162	$347,513

Note 4 – Fair Value Measurements
The fair value of the Company’s financial assets and liabilities is determined in accordance with the fair value hierarchy. The pricing policies and procedures applied to the Company's Level 1 and Level 2 financial assets during the nine months ended September 30, 2025 were consistent with those as described in the Company's Annual Report on Form 10-K at December 31, 2024. Level 1 financial assets and liabilities of the Company and consolidated VIEs consist mainly of equity securities and investments in open-end and closed-end investment products that are quoted daily. Level 2 financial assets consist of Government National Mortgage Association (GNMA) mortgage-backed securities held by the Company's wholly-owned limited purpose federal thrift subsidiary, SEI Private Trust Company (SPTC), and Federal Home Loan Bank (FHLB) and other U.S. government agency short-term notes held by SIDCO. The financial assets held by SIDCO were purchased as part of a cash management program requiring only short term, top-tier investment grade government and corporate securities. The financial assets held by SPTC are debt securities issued by GNMA and are backed by the full faith and credit of the U.S. government. These securities were purchased for the sole purpose of satisfying applicable regulatory requirements and have maturity dates which range from 2027 to 2041. The Company's Level 3 financial liabilities at September 30, 2025 and December 31, 2024 consist entirely of the estimated fair value of the contingent considerations resulting from business acquisitions (See Note 12). The fair value of the contingent considerations were determined using a Monte-Carlo simulation model. There were no transfers of financial assets between levels within the fair value hierarchy during the nine months ended September 30, 2025.
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
The fair value of certain financial assets and liabilities of the Company and consolidated VIEs was determined using the following inputs:

	At September 30, 2025
	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
Financial Assets
SEI Investments Company
Equity securities	$53,494	$—	$—	$—	$53,494
Available-for-sale debt securities	—	167,821	—	—	167,821
Securities owned	—	31,242	—	—	31,242
Investment funds sponsored by LSV	—	—	—	10,522	10,522
Investments in limited partnership funds	—	—	—	865	865
Total financial assets of SEI Investments Company	53,494	199,063	—	11,387	263,944
Consolidated VIEs
Equity securities	106,044	—	—	—	106,044
Total financial assets of consolidated VIEs	106,044	—	—	—	106,044
Total financial assets measured at fair value	$159,538	$199,063	$—	$11,387	$369,988

Financial Liabilities
SEI Investments Company
Contingent considerations	$—	$—	$9,252	$—	$9,252
Total financial liabilities of SEI Investments Company	—	—	9,252	—	9,252
Consolidated VIEs
Securities sold short	100,466	—	—	—	100,466
Total financial liabilities of consolidated VIEs	100,466	—	—	—	100,466
Total financial liabilities measured at fair value	$100,466	$—	$9,252	$—	$109,718

	At December 31, 2024
	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
Financial Assets
SEI Investments Company
Equity securities	$40,530	$—	$—	$—	$40,530
Available-for-sale debt securities	—	143,126	—	—	143,126
Securities owned	—	29,583	—	—	29,583
Investment funds sponsored by LSV	—	—	—	8,129	8,129
Total financial assets measured at fair value	$40,530	$172,709	$—	$8,129	$221,368

Financial Liabilities
SEI Investments Company
Contingent considerations	$—	$—	$14,355	$—	$14,355
Total financial liabilities measured at fair value	$—	$—	$14,355	$—	$14,355

Note 5 – Investments and Other Marketable Securities
Investments on the accompanying Consolidated Balance Sheets consist of:

	September 30, 2025	December 31, 2024
Available for sale and equity securities	$221,315	$183,656
Investments in affiliated funds	10,522	8,129
Investments in limited partnership funds	865	—
Equity method investments (See Note 2)	61,163	123,782
Total	$293,865	$315,567
Available For Sale and Equity Securities
Available for sale and equity securities consist of:

	At September 30, 2025
	Cost Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-sale debt securities	$172,986	$—	$(5,165)	$167,821
SEI-sponsored investment products	44,348	2,470	—	46,818
Equities and other investment products	5,993	683	—	6,676
	$223,327	$3,153	$(5,165)	$221,315

	At December 31, 2024
	Cost Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-sale debt securities	$154,211	$—	$(11,085)	$143,126
SEI-sponsored investment products	33,029	1,615	—	34,644
Equities and other investment products	5,554	332	—	5,886
	$192,794	$1,947	$(11,085)	$183,656
Net unrealized losses at September 30, 2025 of available-for-sale debt securities were $3,977 (net of income tax benefit of $1,188). Net unrealized losses at December 31, 2024 of available-for-sale debt securities were $8,536 (net of income tax benefit of $2,549). These unrealized losses are associated with the Company’s investments in mortgage-backed securities issued by GNMA and were caused by interest rate increases (See Note 4). The contractual cash flows of these securities are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company's investments. The Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases. These net unrealized losses are reported as a separate component of Accumulated other comprehensive loss on the accompanying Consolidated Balance Sheets.
The following tables provide the scheduled maturities of the Company's available-for-sale debt securities:

	At September 30, 2025
	Cost	Fair Value
Within one year	$—	$—
After one year through five years	3,625	3,296
After 5 years through 10 years	16,008	14,905
After 10 years	153,353	149,620
	$172,986	$167,821

	At December 31, 2024
	Cost	Fair Value
Within one year	$—	$—
After one year through five years	4,132	3,763
After 5 years through 10 years	20,323	18,429
After 10 years	129,756	120,934
	$154,211	$143,126
There were no material realized gains or losses from available-for-sale debt securities during the nine months ended September 30, 2025 and 2024, respectively.
There were gross realized gains of $566 and $1,651 from investment products and equities during the nine months ended September 30, 2025 and 2024, respectively. There were gross realized losses of $94 and $1,416 from investment products and equities during the nine months ended September 30, 2025 and 2024, respectively. Gains and losses from investment products and equities are reflected in Net gain from investments on the accompanying Consolidated Statements of Operations.
Investments in Affiliated Funds
The Company has an investment in funds sponsored by LSV. The Company records this investment at fair value. Unrealized gains and losses from the change in fair value of these funds are recognized in Net gain from investments on the accompanying Consolidated Statements of Operations.
The Company's investment in the funds had a fair value of $10,522 and $8,129 at September 30, 2025 and December 31, 2024, respectively. The Company recognized unrealized gains of $1,249 and $673 during the three months ended September 30, 2025 and 2024, respectively, from the change in fair value of the funds. The Company recognized unrealized gains of $2,393 and $1,094 during the nine months ended September 30, 2025 and 2024, respectively, from the change in fair value of the funds.
Securities Owned
The Company’s broker-dealer subsidiary, SIDCO, has investments in U.S. government agency securities with maturity dates less than one year. These investments are reflected as Securities owned on the accompanying Consolidated Balance Sheets. Due to specialized accounting practices applicable to investments by broker-dealers, the securities are reported at fair value and changes in fair value are recorded in current period earnings. The securities had a fair value of $31,242 and $29,583 at September 30, 2025 and December 31, 2024, respectively. There were no material net gains or losses related to the securities during the three and nine months ended September 30, 2025 and 2024.
Cash Equivalents
Investments in SEI-sponsored and non-SEI-sponsored money market funds and commercial paper classified as cash equivalents had a fair value of $557,337 and $541,635 at September 30, 2025 and December 31, 2024, respectively. There were no material unrealized or realized gains or losses from these investments during the nine months ended September 30, 2025 and 2024. Investments in money market funds and commercial paper are Level 1 assets.

Note 6 – Line of Credit
On August 18, 2025 (the Closing Date), the Company entered into a five-year $500,000 Credit Agreement (the Facility) with U.S. Bank National Association, and a syndicate of other lenders. The Facility is scheduled to expire in August 2030, at which time any aggregate principal amount of loans outstanding becomes payable in full. The aggregate principal amount of the Facility may be increased by an additional $250,000 under certain conditions set forth in the agreement. The Facility replaces the Company’s $325,000 five-year credit facility that was scheduled to expire in April 2026. Interest on borrowings under the Facility is payable at rates that, at the Company's option, are based on a base rate (the Base Rate) plus a premium that can range from 0.25% to 1.25% or the Term Secured Overnight Financing Rate (Term SOFR) plus a premium that can range from 1.25% to 2.25% depending on the Company’s Leverage Ratio (a ratio of consolidated indebtedness to consolidated EBITDA for the four preceding fiscal quarters, all as defined in the relevant agreement). The Base Rate is defined as the highest of a) the Prime Rate, b) the Federal Funds Rate (each as defined in the relevant agreement) plus 0.50%, or c) Term SOFR for a one-month tenor in effect on such day plus 1.00%. The Company also pays quarterly commitment fees based on the unused portion of the Facility. The quarterly fees for the Facility can range from 0.15% of the amount of the unused portion of the Facility to 0.35%, depending on the Company’s Leverage Ratio. Certain wholly-owned subsidiaries of the Company have guaranteed the obligations of the Company under the Facility.
The Company may issue up to $25,000 in letters of credit under the terms of the Facility. The Company pays a periodic commission fee based on the applicable rate with respect to borrowings that are designated as SOFR Loans (as defined in the relevant agreement) plus an issuance fee agreed upon between between the Company and the lender.
The Facility contains covenants that, among other things, restrict the ability of the Company and its subsidiaries to engage in mergers, consolidations, asset sales, acquisitions, transactions with affiliates, or to incur indebtedness or liens, subject in certain cases to certain exceptions and thresholds, as defined in the related agreement. In the event of a default under the Facility, the Company would also be restricted from paying dividends on, or repurchasing, its capital stock without the approval of the lenders. Upon the occurrence of certain financial or economic events, significant corporate events or certain other events of default constituting an event of default under the Facility, all loans outstanding under the Facility may be declared immediately due and payable and all commitments under the Facility may be terminated.
The Company was in compliance with all covenants of the credit facilities during the nine months ended September 30, 2025. As of October 9, 2025, the Company had outstanding letters of credit of $4,630 under the Facility. The amount of the Facility that is available for general corporate purposes as of October 9, 2025 was $495,370.

Note 7 – Shareholders’ Equity
Stock-Based Compensation
The Company has non-qualified stock options and restricted stock units (RSUs) outstanding under its equity compensation plans. The Company recognized stock-based compensation expense in its Consolidated Financial Statements in the three and nine months ended September 30, 2025 and 2024, respectively, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock-based compensation expense	$13,956	$13,696	$41,985	$37,224
Less: Deferred tax benefit	(2,561)	(2,616)	(7,737)	(7,201)
Stock-based compensation expense, net of tax	$11,395	$11,080	$34,248	$30,023
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
As of September 30, 2025, there was approximately $76,543 of unrecognized compensation cost remaining related to unvested employee stock options and restricted stock units that management expects will vest and is being amortized.
The Company issues new common shares associated with the exercise of stock options. The total intrinsic value of options exercised during the nine months ended September 30, 2025 was $50,667. The total options exercisable as of September 30, 2025 had an intrinsic value of $174,633. The total intrinsic value for options exercisable is calculated as the difference between the market value of the Company’s common stock as of September 30, 2025 and the weighted average exercise price of the options. The market value of the Company’s common stock as of September 30, 2025 was $84.85 as reported by the Nasdaq Stock Market, LLC. The weighted average exercise price of the options exercisable as of September 30, 2025 was $59.15. Total options that were outstanding as of September 30, 2025 were 13,335,000. Total options that were exercisable as of September 30, 2025 were 6,795,000.
Common Stock Buyback
The Company’s Board of Directors, under multiple authorizations, has authorized the repurchase of common stock on the open market or through private transactions. The Company purchased 6,235,000 shares at a total cost of $515,156 during the nine months ended September 30, 2025, which reduced the total shares outstanding of common stock. The cost of stock purchases during the period includes the cost of excise taxes applicable to stock repurchases and certain transactions that settled in the following quarter. As of September 30, 2025, the Company had approximately $154,443 of authorization remaining for the purchase of common stock under the program.
The Company immediately retires its common stock when purchased. Upon retirement, the Company reduces Capital in excess of par value for the average capital per share outstanding and the remainder is charged against Retained earnings. If the Company reduces its Retained earnings to zero, any subsequent purchases of common stock will be charged entirely to Capital in excess of par value.
Cash Dividend
On May 28, 2025, the Board of Directors declared a cash dividend of $0.49 per share on the Company's common stock, which was paid on June 17, 2025, to shareholders of record on June 9, 2025. Cash dividends declared during the nine months ended September 30, 2025 and 2024 were $61,478 and $60,285, respectively.

Note 8 – Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss, net of tax, are as follows:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Investments	Accumulated Other Comprehensive Loss
Balance, January 1, 2025	$(38,439)	$(8,536)	$(46,975)

Other comprehensive income before reclassifications	18,038	4,731	22,769
Amounts reclassified from accumulated other comprehensive loss	—	(172)	(172)
Net current-period other comprehensive income	18,038	4,559	22,597

Balance, September 30, 2025	$(20,401)	$(3,977)	$(24,378)

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
There are no inter-segment revenues for the three and nine months ended September 30, 2025 and 2024. The accounting policies of the reportable business segments are the same as those described in Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
The following tables highlight certain financial information about each of the business segments for the three months ended September 30, 2025 and 2024:

	Investment Managers	Private Banks	Investment Advisors	Institutional Investors	Investments In New Businesses	Total
	For the Three Months Ended September 30, 2025
Total revenue	$207,050	$143,994	$147,465	$71,826	$8,176	$578,511
Less:
Operations & services	89,335	54,044	46,211	21,010	1,810	212,410
Sales, marketing & client service	11,240	10,723	8,819	9,820	3,844	44,446
Technology services & infrastructure	12,887	28,809	9,074	1,678	1,603	54,051
Strategic initiatives & new business development	8,316	21,305	13,389	4,168	3,471	50,649
Other segment expenses (1)	4,156	5,882	1,635	1,392	1,135	14,200
Segment profit (loss)	$81,116	$23,231	$68,337	$33,758	$(3,687)	$202,755

	Investment Managers	Private Banks	Investment Advisors	Institutional Investors	Investments In New Businesses	Total
	For the Three Months Ended September 30, 2024
Total revenue	$184,607	$138,734	$126,836	$71,626	$15,593	$537,396
Less:
Operations & services	82,140	50,749	40,121	21,217	4,779	199,006
Sales, marketing & client service	9,515	9,928	8,122	10,162	4,681	42,408
Technology services & infrastructure	11,008	27,754	8,590	1,504	1,373	50,229
Strategic initiatives & new business development	8,584	21,317	11,790	3,210	5,930	50,831
Other segment expenses (1)	2,871	5,349	1,529	1,758	1,677	13,184
Segment profit (loss)	$70,489	$23,637	$56,684	$33,775	$(2,847)	$181,738
(1) Other segment expenses for each reportable segment includes professional services, occupancy and certain overhead expenses.
A reconciliation of the total segment profit to income from operations on the Consolidated Statements of Operations for the three months ended September 30, 2025 and 2024 is as follows:

	2025	2024
Total segment profit	$202,755	$181,738
Corporate overhead expenses	(42,794)	(37,906)
Income from operations	$159,961	$143,832
Other income and expense items to reconcile income from operations to income before income taxes on the Consolidated Statements of Operations include net gain from investments, interest and dividend income, interest expense, gain on sale of business, other income, equity in the earnings of unconsolidated affiliates and net gain from consolidated variable interest entities. These items are not allocated to the Company's segments.

The following tables provide additional information for the three months ended September 30, 2025 and 2024 pertaining to the business segments:

	Capital Expenditures (2)		Depreciation
	2025	2024	2025	2024
Investment Managers	$6,054	$7,196	$1,788	$1,659
Private Banks	6,479	2,764	2,681	2,620
Investment Advisors	2,978	1,092	1,889	2,254
Institutional Investors	761	740	474	614
Investments in New Businesses	258	124	122	186
Total from business segments	$16,530	$11,916	$6,954	$7,333
Corporate overhead	450	222	531	1,008
	$16,980	$12,138	$7,485	$8,341
(2) Capital expenditures include additions to property and equipment and capitalized software.

	Amortization
	2025	2024
Investment Managers	$1,301	$80
Private Banks	5,427	5,147
Investment Advisors	2,473	2,169
Institutional Investors	1,956	1,851
Investments in New Businesses	416	1,096
Total from business segments	$11,573	$10,343
Corporate overhead	339	70
	$11,912	$10,413

The following tables highlight certain financial information about each of business segment for the nine months ended September 30, 2025 and 2024:

	Investment Managers	Private Banks	Investment Advisors	Institutional Investors	Investments In New Businesses	Total
	For the Nine Months Ended September 30, 2025
Total revenue	$594,165	$423,157	$421,234	$209,675	$41,225	$1,689,456
Less:
Operations & services	263,945	157,576	130,048	62,401	12,408	626,378
Sales, marketing & client service	31,573	29,756	28,251	29,574	13,569	132,723
Technology services & infrastructure	39,407	85,412	26,849	4,810	4,473	160,951
Strategic initiatives & new business development	20,987	65,185	37,191	8,994	13,993	146,350
Other segment expenses (3)	8,869	16,307	5,045	4,016	4,346	38,583
Segment profit (loss)	$229,384	$68,921	$193,850	$99,880	$(7,564)	$584,471

	Investment Managers	Private Banks	Investment Advisors	Institutional Investors	Investments In New Businesses	Total
	For the Nine Months Ended September 30, 2024
Total revenue	$537,128	$401,272	$370,141	$214,911	$44,509	$1,567,961
Less:
Operations & services	241,176	147,120	118,707	64,048	14,752	585,803
Sales, marketing & client service	29,236	31,241	21,175	32,438	14,221	128,311
Technology services & infrastructure	31,752	81,540	25,260	4,442	4,067	147,061
Strategic initiatives & new business development	25,569	63,437	36,437	10,200	17,361	153,004
Other segment expenses (3)	7,222	16,623	4,484	5,258	5,002	38,589
Segment profit (loss)	$202,173	$61,311	$164,078	$98,525	$(10,894)	$515,193
(3) Other segment expenses for each reportable segment includes professional services, occupancy and certain overhead expenses.
A reconciliation of the total operating profit reported for the business segments to income from operations in the Consolidated Statements of Operations for the nine months ended September 30, 2025 and 2024:

	2025	2024
Total segment profit	$584,471	$515,193
Corporate overhead expenses	(118,778)	(108,996)
Income from operations	$465,693	$406,197
Other income and expense items to reconcile income from operations to income before income taxes on the Consolidated Statements of Operations include net gain from investments, interest and dividend income, interest expense, gain on sale of business, other income, equity in the earnings of unconsolidated affiliates and net gain from consolidated variable interest entities. These items are not allocated to the Company's segments.
The following tables provide additional information for the nine months ended September 30, 2025 and 2024:

	Capital Expenditures (4)		Depreciation
	2025	2024	2025	2024
Investment Managers	$16,690	$21,260	$3,582	$4,874
Private Banks	16,192	13,782	7,634	8,356
Investment Advisors	7,512	6,244	5,914	6,625
Institutional Investors	1,859	2,589	1,287	1,816
Investments in New Businesses	658	713	411	528
Total from business segments	$42,911	$44,588	$18,828	$22,199
Corporate Overhead	986	1,029	4,249	2,898
	$43,897	$45,617	$23,077	$25,097
(4) Capital expenditures include additions to property and equipment and capitalized software.

	Amortization
	2025	2024
Investment Managers	$1,704	$161
Private Banks	16,046	15,347
Investment Advisors	7,342	6,439
Institutional Investors	5,775	5,619
Investments in New Businesses	1,707	3,461
Total from business segments	$32,574	$31,027
Corporate Overhead	497	257
	$33,071	$31,284

Note 10 – Income Taxes
The gross liability for unrecognized tax benefits at September 30, 2025 and December 31, 2024 was $16,663 and $15,241, respectively, exclusive of interest and penalties, of which $16,938 and $14,886 would affect the effective tax rate if the Company were to recognize the tax benefit.
The Company classifies interest and penalties on unrecognized tax benefits as income tax expense. As of September 30, 2025 and December 31, 2024, the combined amount of accrued interest and penalties related to tax positions taken on tax returns was $2,512 and $1,725, respectively.

	September 30, 2025	December 31, 2024
Gross liability for unrecognized tax benefits, exclusive of interest and penalties	$16,663	$15,241
Interest and penalties on unrecognized benefits	2,512	1,725
Total gross uncertain tax positions	$19,175	$16,966
Amount included in Current liabilities	$4,294	$4,377
Amount included in Other long-term liabilities	14,881	12,589
	$19,175	$16,966
The effective income tax rate for the three and nine months ended September 30, 2025 and 2024 differs from the federal income tax statutory rate due to the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Statutory rate	21.0%	21.0%	21.0%	21.0%
State taxes, net of federal tax benefit	2.7	2.9	2.7	2.9
Foreign tax expense and tax rate differential	(0.1)	0.1	(0.1)	0.1
Tax benefit from stock option exercises	(1.0)	(0.1)	(0.8)	(0.4)
Other, net	(0.7)	(0.4)	(0.5)	(0.2)
	21.9%	23.5%	22.3%	23.4%
The decrease in the effective tax rates for the three and nine months ended September 30, 2025 was primarily due to higher tax benefits related to stock option exercises and a decline in state effective tax rates.
On July 4, 2025, President Donald J. Trump signed new tax legislation known as the One Big Beautiful Bill Act (OBBBA) into law which makes permanent many of the provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were scheduled to expire at the end of 2025. The enactment of the OBBBA primarily impacted the Company's the deferred tax liability and income tax payable related to the provisions for the elimination of the capitalization of onshore research and development costs (Section 174) and the reintroduction of 100% bonus depreciation (Section 168) and did not have a significant impact to the effective tax rate.
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
The Company estimates it will recognize $4,294 of gross unrecognized tax benefits. This amount is expected to be paid within one year or to be removed at the expiration of the statute of limitations and resolution of income tax audits and is netted against the current payable account. These unrecognized tax benefits are related to tax positions taken on certain federal, state, and foreign tax returns. However, the timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. While it is reasonably possible that some issues under examination could be resolved in the next twelve months, based upon the current facts and circumstances, the Company cannot reasonably estimate the timing of such resolution or the total range of potential changes as it relates to the current unrecognized tax benefits that are recorded as part of the Company’s financial statements.

Note 11 – Commitments and Contingencies
In the ordinary course of business, the Company from time to time enters into contracts containing indemnification obligations of the Company. These obligations may require the Company to make payments to another party upon the occurrence of certain events including the failure by the Company to meet its performance obligations under the contract. These contractual indemnification provisions are often standard contractual terms of the nature customarily found in the type of contracts entered into by the Company. In many cases, there are no stated or notional amounts included in the indemnification provisions. There are no amounts reflected on the Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024 related to these indemnifications.
Rubicon Wealth Management
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
The previously disclosed lawsuits filed against SPTC in its capacity as custodian for the Rubicon accounts of the plaintiffs (collectively, the Rubicon Actions) remain pending in the Court of Common Pleas of Montgomery County, Pennsylvania, with one in the preliminary objection/motion to dismiss stage and the others just beginning their discovery phase. While the Rubicon Actions are in their early stages and the ultimate outcomes of these litigations remain uncertain, SPTC intends to vigorously defend each of the Rubicon Actions. Currently, SPTC estimates that the aggregate amount of Rubicon client assets transferred at the direction of Mr. Mason from SPTC custodial accounts to Orchard Park bank accounts is approximately $15,000. In the event that SPTC is unsuccessful in its defense of the Rubicon Actions, SEI does not currently believe that the losses associated with such unsuccessful defense would exceed the approximately $15,000 of Rubicon client assets that Mr. Mason directed to be transferred to Orchard Park.

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
Unfunded Commitments to Limited Partnership Funds
The Company has unfunded commitments of $10,648 at September 30, 2025 to limited partnership funds.

Note 12 – Business Acquisitions and Divestitures
Stratos Wealth Holdings
On July 17, 2025, the Company entered into a definitive agreement with Stratos Wealth Holdings (Stratos), a family of companies focused on supporting the success of financial advisors across business models and affiliation structures. As part of the transaction, a newly formed entity will purchase the operating entities comprising the current Stratos business. The Company will pay a total cash consideration of approximately $527,000 for 57.5% of the equity of this entity. Certain legacy Stratos equity holders will continue to own 42.5%, which is subject to three equal put/call options at 36 months, 54 months and 72 months post-closing that, if fully exercised, will result in the Company owning 100.0% of the entity. Subject to applicable regulatory approval and other customary closing conditions, the transaction is expected to close in two stages: the U.S.-based Stratos business, representing approximately 80.0% of the transaction value, and the Mexico-based NSC business.
The strategic investment in Stratos is not a significant acquisition of assets or otherwise material to the operations or financial results of the Company.
LifeYield
In December 2024, the Company acquired LifeYield, LLC (LifeYield). The total purchase price for LifeYield included a contingent consideration subject to the achievement of certain post-closing performance measurements determined during a time period up to four years from the closing date. During the nine months ended September 30, 2025, the Company recorded an adjustment of $1,109 to finalize the calculation of the contingent consideration which reduced the amount of goodwill recorded through the acquisition. Also during the nine months ended September 30, 2025, the Company made an adjustment of $1,467 which reduced the fair value of the contingent consideration. This fair value adjustment to the contingent consideration is reflected in Facilities, supplies and other costs on the Consolidated Statement of Operations. As of September 30, 2025, the contingent consideration of $9,252 is included in Other long-term liabilities on the accompanying Consolidated Balance Sheet.
XPS Pensions (Nexus) Limited
In November 2023, the Company's wholly-owned operating subsidiary in the United Kingdom, SIEL, acquired all of the outstanding equity of XPS Pensions (Nexus) Limited, principal employer and scheme funder of the National Pensions Trust (NPT), from its parent company, XPS Pensions Group PLC (XPS). The total purchase price for XPS Pensions (Nexus) Limited included a contingent consideration payable to the sellers subject to the achievement of certain post-closing performance measurements determined during intervals occurring within two years immediately following the closing date. During the second quarter 2025, the Company determined the achievement of the performance measurements would not be met and wrote off $2,587 representing the remaining balance of the contingent consideration obligation to the sellers. The gain from the write off of the contingent consideration is reflected in Facilities, supplies and other costs on the Consolidated Statement of Operations.
Family Office Services
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

Note 13 – Goodwill and Intangible Assets
The changes in the carrying amount of the Company's goodwill by segment are as follows:

	Investment Managers	Investment Advisors	Institutional Investors	Investments in New Businesses	Total

Balance, December 31, 2024	$55,267	$33,131	$61,719	$20,170	$170,287
Divestiture of Family Office Services business	—	—	—	(1,711)	(1,711)
Measurement period adjustments	—	(1,109)	—	—	(1,109)
Foreign currency translation adjustments	(15)	—	978	—	963
Balance, September 30, 2025	$55,252	$32,022	$62,697	$18,459	$168,430
The Company recognized $9,774 and $10,066 of amortization expense related to acquired intangible assets during the nine months ended September 30, 2025 and 2024, respectively.

Note 14 – Revenues from Contracts with Customers
The Company’s principal sources of revenues are: (1) asset management, administration and distribution fees primarily earned based upon a contractual percentage of net assets under management or administration; and (2) information processing and software servicing fees that are either recurring and primarily earned based upon the number of trust accounts being serviced or a percentage of the market value of the clients' assets processed on the Company's platforms, or non-recurring and based upon project-oriented contractual agreements related to client implementations.

Disaggregation of Revenue
The following tables provide additional information pertaining to the Company's revenues disaggregated by major product line and primary geographic market based on the location of the use of the products or services for each of the business segments for the three months ended September 30, 2025 and 2024:

	Investment Managers	Private Banks	Investment Advisors	Institutional Investors	Investments In New Businesses	Total
Major Product Lines:	For the Three Months Ended September 30, 2025
Investment management fees from pooled investment products	$163	$34,797	$57,724	$12,640	$406	$105,730
Investment management fees from investment management agreements	—	1,057	59,871	53,633	5,253	119,814
Investment operations fees	195,737	629	20,739	21	14	217,140
Investment processing fees - PaaS	1,387	79,837	1,717	316	11	83,268
Investment processing fees - SaaS	—	22,076	1,282	1,809	621	25,788
Professional services fees	1,231	4,856	—	—	—	6,087
Account fees and other	8,532	742	6,132	3,407	1,871	20,684
Total revenues	$207,050	$143,994	$147,465	$71,826	$8,176	$578,511

Primary Geographic Markets:
United States	$182,696	$94,224	$147,465	$59,335	$7,587	$491,307
United Kingdom	66	33,355	—	8,894	589	42,904
Canada	—	10,943	—	1,577	—	12,520
Ireland	14,716	5,472	—	2,020	—	22,208
Luxembourg	9,572	—	—	—	—	9,572
Total revenues	$207,050	$143,994	$147,465	$71,826	$8,176	$578,511

	Investment Managers	Private Banks	Investment Advisors	Institutional Investors	Investments In New Businesses	Total
Major Product Lines:	For the Three Months Ended September 30, 2024
Investment management fees from pooled investment products	$(191)	$34,899	$59,707	$11,854	$508	$106,777
Investment management fees from investment management agreements	—	1,133	49,864	54,296	4,729	110,022
Investment operations fees	176,687	570	10,670	—	1,121	189,048
Investment processing fees - PaaS	1,267	75,283	1,449	260	7	78,266
Investment processing fees - SaaS	—	21,296	—	2,004	5,237	28,537
Professional services fees	631	4,806	—	—	1,050	6,487
Account fees and other	6,213	747	5,146	3,212	2,941	18,259
Total revenues	$184,607	$138,734	$126,836	$71,626	$15,593	$537,396

Primary Geographic Markets:
United States	$166,415	$90,549	$126,836	$58,870	$15,593	$458,263
United Kingdom	—	32,062	—	9,438	—	41,500
Canada	—	10,368	—	1,498	—	11,866
Ireland	10,229	5,755	—	1,820	—	17,804
Luxembourg	7,963	—	—	—	—	7,963
Total revenues	$184,607	$138,734	$126,836	$71,626	$15,593	$537,396

The following tables provide additional information pertaining to the Company's revenues disaggregated by major product line and primary geographic market based on the location of the use of the products or services for each of the Company’s business segments for the nine months ended September 30, 2025 and 2024:

	Investment Managers	Private Banks	Investment Advisors	Institutional Investors	Investments In New Businesses	Total
Major Product Lines:	For the Nine Months Ended September 30, 2025
Investment management fees from pooled investment products	$385	$98,093	$166,903	$36,161	$1,203	$302,745
Investment management fees from investment management agreements	—	3,077	165,862	158,383	15,036	342,358
Investment operations fees	560,970	1,871	62,296	48	1,999	627,184
Investment processing fees - PaaS	4,003	234,617	4,577	1,524	31	244,752
Investment processing fees - SaaS	—	65,742	4,075	5,545	12,886	88,248
Professional services fees	4,056	17,644	—	—	1,614	23,314
Account fees and other	24,751	2,113	17,521	8,014	8,456	60,855
Total revenues	$594,165	$423,157	$421,234	$209,675	$41,225	$1,689,456

Primary Geographic Markets:
United States	$524,823	$280,629	$421,234	$174,508	$39,816	$1,441,010
United Kingdom	220	95,764	—	24,705	1,409	122,098
Canada	—	31,269	—	4,521	—	35,790
Ireland	43,116	15,495	—	5,941	—	64,552
Luxembourg	26,006	—	—	—	—	26,006
Total revenues	$594,165	$423,157	$421,234	$209,675	$41,225	$1,689,456

	Investment Managers	Private Banks	Investment Advisors	Institutional Investors	Investments In New Businesses	Total
Major Product Lines:	For the Nine Months Ended September 30, 2024
Investment management fees from pooled investment products	$273	$99,913	$176,368	$36,185	$1,323	$314,062
Investment management fees from investment management agreements	—	3,229	144,203	162,046	13,663	323,141
Investment operations fees	511,203	1,650	30,397	—	3,561	546,811
Investment processing fees - PaaS	3,772	214,001	4,109	1,081	26	222,989
Investment processing fees - SaaS	19	66,065	—	6,335	15,459	87,878
Professional services fees	2,749	14,042	—	—	2,337	19,128
Account fees and other	19,112	2,372	15,064	9,264	8,140	53,952
Total revenues	$537,128	$401,272	$370,141	$214,911	$44,509	$1,567,961

Primary Geographic Markets:
United States	$484,785	$262,886	$370,141	$177,134	$44,509	$1,339,455
United Kingdom	—	93,264	—	28,305	—	121,569
Canada	—	30,234	—	4,384	—	34,618
Ireland	30,600	14,888	—	5,088	—	50,576
Luxembourg	21,743	—	—	—	—	21,743
Total revenues	$537,128	$401,272	$370,141	$214,911	$44,509	$1,567,961

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

Note 15 – Consolidated Variable Interest Entities
On July 31, 2025, the Company made a seed capital investment of $50,000 through a subscription agreement with the LSV Global Equity Market Neutral Fund, LP (LSV GEMNF), a limited partnership fund that was operationalized on July 1, 2025. LSV serves as the general partner and investment manager to the LSV GEMNF and makes all operational and investment decisions on behalf of the fund. LSV does not have a partnership interest in the LSV GEMNF.
The Company determined the LSV GEMNF to be a variable interest entity (VIE) in which it has a variable interest through its direct equity partnership interest and also determined LSV does not have a variable interest through its management fee as general partner to the fund. The Company concluded that it is the primary beneficiary as substantially all of the activities of the fund are currently conducted on behalf of the Company while the fund is in the seed capital stage and is therefore required to consolidate the accounts of the LSV GEMNF into its financial statements.
The Company recognized unrealized gains of $1,463 during the third quarter 2025 from the change in fair value of the seed capital investment in the LSV GEMNF. These gains are included in Net gain from consolidated variable interest entities on the accompanying Consolidated Statement of Operations.
The assets and liabilities of the LSV GEMNF presented on the accompanying Consolidated Balance Sheets consist of:

Assets of Consolidated Variable Interest Entities	September 30, 2025
Cash and cash equivalents	$64,611
Equity securities	106,044
Other assets	2
Total	$170,657

Liabilities of Consolidated Variable Interest Entities	September 30, 2025
Accrued expenses	$24
Securities sold short	100,466
Other liabilities	2
Total	$100,492
The assets presented in the table above may only be used to settle obligations of the LSV GEMNF and are not available for use by the Company to the extent they are held by non-controlling interests. Any debt or liabilities of the LSV GEMNF have no recourse to the Company’s general credit.

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

Overview
Consolidated Summary
SEI Investments Company is a leading global provider of financial technology, operations, and asset management services within the financial services industry. Investment processing fees are earned as either monthly fees for contracted services or as a percentage of the market value of our clients' assets processed on our platforms. Investment operations and investment management fees are earned as a percentage of assets under management, administration or advised assets. As of September 30, 2025, through our subsidiaries and partnerships in which we have a significant interest, we manage, advise or administer $1.8 trillion in hedge, private equity, mutual fund and pooled or separately managed assets.
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024 were:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2025	2024		2025	2024
Revenues	$578,511	$537,396	8%	$1,689,456	$1,567,961	8%
Expenses	418,550	393,564	6%	1,223,763	1,161,764	5%
Income from operations	159,961	143,832	11%	465,693	406,197	15%
Net gain from investments	1,992	427	367%	4,244	3,349	27%
Interest income, net of interest expense	10,098	13,438	(25)%	29,325	35,531	(17)%
Gain on sale of business	—	—	NM	94,412	—	NM
Other income	4,922	8,151	NM	9,422	8,151	NM
Equity in earnings of unconsolidated affiliate	31,903	36,513	(13)%	94,290	102,375	(8)%
Net gain from consolidated variable interest entities	1,845	—	NM	1,845	—	NM
Income before income taxes	210,721	202,361	4%	699,231	555,603	26%
Income taxes	46,135	47,461	(3)%	156,045	130,183	20%
Net income	164,586	154,900	6%	543,186	425,420	28%
Less: Net income attributable to non-controlling interests	382	—	NM	382	—	NM
Net income attributable to SEI Investments Company	164,204	$154,900	6%	$542,804	$425,420	28%
Diluted earnings per common share	$1.30	$1.19	9%	$4.25	$3.23	32%
The following items had a significant impact on our financial results for the three and nine months ended September 30, 2025 and 2024:
•The sale of the Family Office Services business was completed on June 30, 2025 resulting in a net gain of $94.4 million, or $0.58 diluted earnings per share recorded in the second quarter 2025. The gain from the sale is reflected in Gain on sale of business on the accompanying Consolidated Statement of Operations (See caption titled "Divestiture of Family Office Services Business" later in this discussion).
•Revenue from Assets under management, administration, and distribution fees increased in the first nine months of 2025 primarily from higher assets under administration due to cross sales to existing alternative investment clients of the Investment Managers segment as well as new sales within the segment. Average assets under administration increased $131.6 billion, or 13%, to $1.1 trillion during the first nine months of 2025, as compared to $998.4 billion during the first nine months of 2024.

•Revenue from Asset management, administration and distribution fees also increased from market appreciation and positive cash flows into separately managed account programs and Strategist programs of the Investment Advisors segment. This was partially offset by negative cash flows from SEI fund programs and fee reductions in separately managed account programs during 2024. Revenue growth was also partially offset by client losses in the Institutional Investors segment. Average assets under management in equity and fixed income programs, excluding LSV, increased $9.0 billion, or 5%, to $186.9 billion in the first nine months of 2025 as compared to $177.9 billion during the first nine months of 2024.
•Fees from the SEI Integrated Cash Program of the Investment Advisors segment increased to $62.3 million during the first nine months of 2025 as compared to $30.4 million during the first nine months of 2024 due to the expansion of the program in late 2024.
•Revenue from Information processing and software servicing fees increased in the first nine months of 2025 primarily from new client conversions and growth from existing SEI Wealth PlatformSM (SWP) clients.
•Earnings from LSV decreased to $94.3 million in the first nine months of 2025 as compared to $102.4 million in the first nine months of 2024 due to negative cash flows from existing clients and client losses. Market appreciation of assets under management partially offset the decrease in earnings from LSV.
•The increase in personnel costs was primarily due to business growth, primarily in the Investment Managers segment.
•Operating expenses increased primarily from higher costs for consulting and outsourced vendor costs supporting operations in the Investment Managers and Private Banks segments.
•Capitalized software development costs were $22.8 million in the first nine months of 2025, of which $14.5 million was for continued enhancements to SWP. Capitalized software development costs also include $8.3 million of software development costs in the first nine months of 2025 for SEI Scope, a new platform for the Investment Managers segment placed into service during the third quarter 2025.
•Amortization expense related to SWP was $21.6 million in the first nine months of 2025 as compared to $20.5 million in the first nine months of 2024. Amortization expense related to the SEI Scope platform was $1.1 million in the first nine months of 2025.
•Effective tax rates were 21.9% during the third quarter 2025 and 23.5% during the third quarter 2024. During the first nine months of 2025 and 2024, effective tax rates were 22.3% and 23.4%, respectively.
•SEI repurchased 6.2 million shares of its common stock for $515.2 million in the first nine months of 2025.

Stratos Wealth Holdings
On July 17, 2025, we entered into an agreement with Stratos Wealth Holdings (Stratos), a family of companies focused on supporting the success of financial advisors across business models and affiliation structures. According to the agreement, we will pay a total cash consideration of approximately $527.0 million for 57.5% of the equity of Stratos. Certain legacy Stratos equity holders will continue to own 42.5%, which is subject to three equal put/call options at 36 months, 54 months and 72 months post-closing that, if fully exercised, will result in SEI owning 100.0% of Stratos. Subject to applicable regulatory approval and other customary closing conditions, the transaction is expected to close in two stages: the U.S.-based Stratos business, representing approximately 80.0% of the transaction value, and the Mexico-based NSC business. Professional fees and consulting costs incurred to date for the acquisition of Stratos have been recognized in corporate overhead. We expect to continue to incur these acquisition costs during the fourth quarter 2025.

Ending Asset Balances
(In millions)

	As of September 30,		Percent Change
	2025	2024
Investment Managers:
Collective trust fund programs (A)	$237,964	$204,429	16%
Liquidity funds	418	233	79%
Total assets under management	$238,382	$204,662	16%
Client assets under administration	1,204,843	1,022,515	18%
Total assets	$1,443,225	$1,227,177	18%
Private Banks:
Equity and fixed-income programs	$28,408	$26,565	7%
Collective trust fund programs	3	5	(40)%
Liquidity funds	2,802	2,948	(5)%
Total assets under management	$31,213	$29,518	6%
Client assets under administration	8,902	8,349	7%
Total assets	$40,115	$37,867	6%
Investment Advisors:
Equity and fixed-income programs	$85,245	$78,361	9%
Liquidity funds	3,391	2,790	22%
Total Platform assets under management	$88,636	$81,151	9%
Platform-only assets	32,152	24,501	31%
Platform-only assets-deposit program	2,165	2,447	(12)%
Total Platform assets	$122,953	$108,099	14%
Institutional Investors:
Equity and fixed-income programs	$82,676	$79,252	4%
Collective trust fund programs	—	1	(100)%
Liquidity funds	1,580	1,829	(14)%
Total assets under management	$84,256	$81,082	4%
Client assets under advisement	6,564	8,038	(18)%
Total assets	$90,820	$89,120	2%
Investments in New Businesses:
Equity and fixed-income programs	$2,999	$2,825	6%
Liquidity funds	244	246	(1)%
Total assets under management	$3,243	$3,071	6%
Client assets under administration (E)	—	15,110	(100)%
Client assets under advisement	2,452	2,021	21%
Total assets	$5,695	$20,202	(72)%
LSV:
Equity and fixed-income programs (B)	$95,801	$93,855	2%

Total:
Equity and fixed-income programs (C)	$295,129	$280,858	5%
Collective trust fund programs	237,967	204,435	16%
Liquidity funds	8,435	8,046	5%
Total assets under management	$541,531	$493,339	10%
Client assets under advisement	9,016	10,059	(10)%
Client assets under administration (D)	1,213,745	1,045,974	16%
Platform-only assets	34,317	26,948	27%
Total assets	$1,798,609	$1,576,320	14%
(A)    Collective trust fund program assets are included in assets under management since SEI is the trustee. Fees earned on this product are less than fees earned on customized asset management programs.
(B)    Equity and fixed-income programs include $1.4 billion of assets managed by LSV in which fees are based solely on performance and are not calculated as an asset-based fee (as of September 30, 2025).
(C)    Equity and fixed-income programs include $6.9 billion of assets invested in various asset allocation funds at September 30, 2025.
(D)    In addition to the assets presented, SEI also administers an additional $11.5 billion in Funds of Funds assets on which SEI does not earn an administration fee (as of September 30, 2025).
(E)    Client assets under administration related to the Family Office Services business divested on June 30, 2025.

Average Asset Balances
(In millions)

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2025	2024		2025	2024
Investment Managers:
Collective trust fund programs (A)	$231,088	$198,839	16%	$218,298	$181,820	20%
Liquidity funds	385	245	57%	310	226	37%
Total assets under management	$231,473	$199,084	16%	$218,608	$182,046	20%
Client assets under administration	1,174,961	1,005,111	17%	1,111,723	975,574	14%
Total assets	$1,406,434	$1,204,195	17%	$1,330,331	$1,157,620	15%
Private Banks:
Equity and fixed-income programs	$28,051	$25,823	9%	$26,826	$25,092	7%
Collective trust fund programs	3	5	(40)%	3	5	(40)%
Liquidity funds	2,834	2,858	(1)%	2,855	3,165	(10)%
Total assets under management	$30,888	$28,686	8%	$29,684	$28,262	5%
Client assets under administration	8,665	8,074	7%	8,473	7,904	7%
Total assets	$39,553	$36,760	8%	$38,157	$36,166	6%
Investment Advisors:
Equity and fixed-income programs	$82,735	$76,111	9%	$78,884	$74,198	6%
Liquidity funds	3,378	4,264	(21)%	3,320	4,420	(25)%
Total Platform assets under management	$86,113	$80,375	7%	$82,204	$78,618	5%
Platform-only assets	30,874	23,194	33%	28,034	21,096	33%
Platform-only assets-deposit program	2,136	1,176	82%	2,158	970	NM
Total Platform assets	$119,123	$104,745	14%	$112,396	$100,684	12%
Institutional Investors:
Equity and fixed-income programs	$80,802	$77,473	4%	$78,379	$76,363	3%
Collective trust fund programs	—	1	(100)%	—	1	(100)%
Liquidity funds	1,810	2,046	(12)%	1,773	1,917	(8)%
Total assets under management	$82,612	$79,520	4%	$80,152	$78,281	2%
Client assets under advisement	6,274	7,925	(21)%	5,952	7,310	(19)%
Total assets	$88,886	$87,445	2%	$86,104	$85,591	1%
Investments in New Businesses:
Equity and fixed-income programs	$2,934	$2,432	21%	$2,822	$2,289	23%
Liquidity funds	255	546	(53)%	258	410	(37)%
Total assets under management	$3,189	$2,978	7%	$3,080	$2,699	14%
Client assets under administration (E)	—	14,973	(100)%	9,849	14,944	(34)%
Client assets under advisement	2,428	1,885	29%	2,321	1,698	37%
Total assets	$5,617	$19,836	(72)%	$15,250	$19,341	(21)%
LSV:
Equity and fixed-income programs (B)	$92,969	$93,195	—%	$90,060	$91,584	(2)%

Total:
Equity and fixed-income programs (C)	$287,491	$275,034	5%	$276,971	$269,526	3%
Collective trust fund programs	231,091	198,845	16%	218,301	181,826	20%
Liquidity funds	8,662	9,959	(13)%	8,516	10,138	(16)%
Total assets under management	$527,244	$483,838	9%	$503,788	$461,490	9%
Client assets under advisement	8,702	9,810	(11)%	8,273	9,008	(8)%
Client assets under administration (D)	1,183,626	1,028,158	15%	1,130,045	998,422	13%
Platform-only assets	33,010	24,370	35%	30,192	22,066	37%
Total assets	$1,752,582	$1,546,176	13%	$1,672,298	$1,490,986	12%
(A)    Collective trust fund program average assets are included in assets under management since SEI is the trustee. Fees earned on this product are less than fees earned on customized asset management programs.
(B)    Equity and fixed-income programs include assets managed by LSV in which fees are based solely on performance and are not calculated as an asset-based fee. The average value of these assets for the three months ended September 30, 2025 was $1.4 billion.
(C)    Equity and fixed-income programs include $6.8 billion of average assets invested in various asset allocation funds for the three months ended September 30, 2025.
(D)    In addition to the assets presented, SEI also administers an additional $11.5 billion of average assets in Funds of Funds assets for the three months ended September 30, 2025 on which SEI does not earn an administration fee.
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

Business Segments
Revenues, Expenses and Operating Profit (Loss) for our business segments for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 were as follows:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2025	2024		2025	2024
Investment Managers:
Revenues	$207,050	$184,607	12%	$594,165	$537,128	11%
Expenses	125,934	114,118	10%	364,781	334,955	9%
Operating Profit	$81,116	$70,489	15%	$229,384	$202,173	13%
Operating Margin	39%	38%		39%	38%
Private Banks:
Revenues	$143,994	$138,734	4%	$423,157	$401,272	5%
Expenses	120,763	115,097	5%	354,236	339,961	4%
Operating Profit	$23,231	$23,637	(2)%	$68,921	$61,311	12%
Operating Margin	16%	17%		16%	15%
Investment Advisors:
Revenues	$147,465	$126,836	16%	$421,234	$370,141	14%
Expenses	79,128	70,152	13%	227,384	206,063	10%
Operating Profit	$68,337	$56,684	21%	$193,850	$164,078	18%
Operating Margin	46%	45%		46%	44%
Institutional Investors:
Revenues	$71,826	$71,626	—%	$209,675	$214,911	(2)%
Expenses	38,068	37,851	1%	109,795	116,386	(6)%
Operating Profit	$33,758	$33,775	—%	$99,880	$98,525	1%
Operating Margin	47%	47%		48%	46%
Investments in New Businesses:
Revenues	$8,176	$15,593	(48)%	$41,225	$44,509	(7)%
Expenses	11,863	18,440	(36)%	48,789	55,403	(12)%
Operating Loss	$(3,687)	$(2,847)	NM	$(7,564)	$(10,894)	NM
For additional information pertaining to our business segments, see Note 9 to the Consolidated Financial Statements.

Investment Managers
Revenues increased $22.4 million, or 12%, in the three month period and increased $57.0 million, or 11%, in the nine month period ended September 30, 2025 and were primarily affected by:
•Increased administration fees from additional services provided to our largest alternative fund clients;
•Increased revenues from services provided to collective investment trusts; and
•Positive cash flows into alternative and traditional funds from new and existing clients; partially offset by
•Client losses and fund closures.
Operating margin increased to 39% in the three and nine month periods compared to 38% in both prior year periods. Operating income increased $10.6 million, or 15%, in the three month period and increased $27.2 million, or 13%, in the nine month period and was primarily affected by:
•An increase in revenues as mentioned above; partially offset by
•Increased costs associated with new business, primarily personnel costs and third-party vendor costs; and
•Costs to enhance, support and maintain technologies and investment service capabilities.
Private Banks

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2025	2024		2025	2024
Revenues:
Information processing and software servicing fees	$107,405	$102,043	5%	$319,829	$296,213	8%
Asset management, administration & distribution fees	36,589	36,691	—%	103,328	105,059	(2)%
Total revenues	$143,994	$138,734	4%	$423,157	$401,272	5%
Revenues increased $5.3 million, or 4%, in the three month period and increased $21.9 million, or 5%, in the nine month period ended September 30, 2025 and were primarily affected by:
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
Operating margins decreased to 16% compared to 17% in the three month period and increased to 16% compared to 15% in the nine month period. Operating income decreased by $406 thousand, or 2%, in the three month period and increased $7.6 million, or 12%, in the nine month period and was primarily affected by:
•An increase in revenues as mentioned above; partially offset by
•Increased costs, mainly personnel, consulting and outsourced vendor costs supporting operations.
Investment Advisors

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2025	2024		2025	2024
Revenues:
Investment management fees-SEI fund programs	$57,724	$59,707	(3)%	$166,903	$176,368	(5)%
Separately managed account fees	59,871	49,864	20%	165,862	144,203	15%
Other fees	29,870	17,265	73%	88,469	49,570	78%
Total revenues	$147,465	$126,836	16%	$421,234	$370,141	14%
Revenues increased $20.6 million, or 16%, in the three month period and increased $51.1 million, or 14%, in the nine month period ended September 30, 2025 and were primarily affected by:
•Increased fee revenue of $31.9 million from the SEI Integrated Cash Program due to the expansion of the program in late 2024; and

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
Operating margin increased to 46% compared to 45% in the three month period and increased to 46% compared to 44% in the nine month period. Operating income increased $11.7 million, or 21%, in the three month period and increased $29.8 million, or 18%, in the nine month period and was primarily affected by:
•An increase in revenues as mentioned above; partially offset by
•Increased direct expenses associated with the increase in separately managed account fees;
•Increased personnel costs from business growth, and
•Increased stock-based compensation costs.
Institutional Investors
Revenues increased slightly in the three month period and decreased $5.2 million, or 2%, in the nine month period ended September 30, 2025 and were primarily affected by:
•Decreased investment management fees from fee reductions and client losses; partially offset by
•Increased investment management fees from existing clients due to higher assets under management due to market appreciation; and
•Revenues from new Outsourced Chief Investment Officer (OCIO) platform clients.
Operating margin remained at 47% in the three month period and increased to 48% compared to 46% in the nine month period. Operating income decreased slightly in the three month period and increased $1.4 million, or 1%, in the nine month period and was primarily affected by:
•Decreased direct expenses associated with investment management fees; and
•Decreased personnel costs; partially offset by
•A decrease in revenues in the nine month period as mentioned above.
Investments in New Businesses

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2025	2024		2025	2024
Revenues:
SEI Private Wealth Management	$5,796	$5,267	10%	$16,468	$15,175	9%
SEI Family Office Services	—	8,990	(100)%	18,002	26,068	(31)%
Other	2,380	1,336	78%	6,755	3,266	107%
Total revenues	$8,176	$15,593	(48)%	$41,225	$44,509	(7)%
Revenues decreased $7.4 million, or 48%, in the three month period and decreased $3.3 million, or 7%, in the nine month period ended September 30, 2025 and were primarily affected by:
•The divestiture of SEI Family Office Services during the second quarter 2025; partially offset by
•Increased revenues from network and data protection services offered through SEI Sphere due to new business;
•Increased revenues from SEI Private Wealth Management through higher assets under advisement due to market appreciation and new business.
Other
Corporate overhead expenses
Corporate overhead expenses primarily consist of general and administrative expenses and other costs not directly attributable to a reportable business segment. Corporate overhead expenses were $42.8 million and $37.9 million in the three months ended September 30, 2025 and 2024, respectively, and $118.8 million and $109.0 million in the nine months ended September 30, 2025 and 2024, respectively. The increases in corporate overhead expenses is primarily due to increases in personnel costs, professional fees related to M&A activity, consulting and stock-based compensation costs and investments in upgrading and enhancing various technologies utilized by corporate overhead units. We expect professional fees from the expected acquisition of Stratos to continue into the fourth quarter 2025.

Other income and expense
Other income and expense items on the accompanying Consolidated Statements of Operations consist of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net gain from investments	$1,992	$427	$4,244	$3,349
Interest and dividend income	10,207	13,579	29,711	35,950
Interest expense	(109)	(141)	(386)	(419)
Gain on sale of business	—	—	94,412	—
Other income	4,922	8,151	9,422	8,151
Equity in earnings of unconsolidated affiliate	31,903	36,513	94,290	102,375
Net gain from consolidated variable interest entities	1,845	—	1,845	—
Total other income and expense items, net	$50,760	$58,529	$233,538	$149,406
Net gain from investments
Net gain from investments in the three and nine months ended September 30, 2025 were primarily due to unrealized mark-to-market gains recorded in current earnings associated with LSV-sponsored investment funds and Company-sponsored investment funds from market appreciation (See Note 5 to the Consolidated Financial Statements).
Interest and dividend income
Interest and dividend income is earned based upon the amount of cash that is invested daily. The decrease in interest and dividend income in the three and nine months ended September 30, 2025 was due to an overall decline in interest rates and lower invested cash balances.
Gain on sale of business
We recognized a gain of $94.4 million during the second quarter 2025 from the divestiture of the Family Office Services business (See caption titled "Divestiture of Family Office Services Business" later in this discussion).
Other income
We recognized a gain of $4.4 million from an insurance recovery during the third quarter 2025 and a gain of $4.5 million during the second quarter 2025 from the settlement of a matter with a third-party vendor.
Equity in earnings of unconsolidated affiliate
Equity in earnings of unconsolidated affiliate reflects our ownership interest in LSV. As of September 30, 2025, our total partnership interest in LSV was 38.5%. The table below presents the revenues and net income of LSV and the proportionate share in LSV's earnings.

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2025	2024		2025	2024
Revenues of LSV	$111,750	$122,412	(9)%	$325,894	$343,581	(5)%
Net income of LSV	82,812	94,634	(12)%	244,639	265,335	(8)%

SEI's proportionate share in earnings of LSV	$31,903	$36,513	(13)%	$94,290	$102,375	(8)%
The decrease in earnings from LSV in the three and nine months ended September 30, 2025 was primarily due to lower assets under management from negative cash flows from existing clients and client losses. Market appreciation of client assets partially offset the decrease in earnings from LSV. Average assets under management by LSV decreased $1.5 billion to $90.1 billion during the nine months ended September 30, 2025 as compared to $91.6 billion during the nine months ended September 30, 2024, a decrease of 2%.

Net gain from consolidated variable interest entities
Net gain from consolidated variable interest entities in the three and nine months ended September 30, 2025 reflects the total net gains of the LSV Global Market Neutral Fund LP consolidated into our financial statements. The portion of this gain associated with our investment in the fund was $1.5 million during the three and nine months ended September 30, 2025. The portion of this gain associated with other investors in the fund is eliminated through income attributable to non-controlling interests in the accompanying Consolidated Statement of Operations (See Notes 1 and 15 to the Consolidated Financial Statements).

Amortization
Amortization expense on the accompanying Consolidated Statements of Operations consists of:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2025	2024		2025	2024
Capitalized software development costs	$8,405	$7,069	19%	$22,800	$20,961	9%
Intangible assets acquired through acquisitions and asset purchases	3,168	3,276	(3)%	9,774	10,066	(3)%
Other	$339	$68	399%	497	257	93%
Total amortization expense	$11,912	$10,413	14%	$33,071	$31,284	6%
Capitalized software development costs
The increase in amortization expense related to capitalized software development costs during the three and nine months ended September 30, 2025 was due to significant enhancements to SWP and the placement into service of SEI Scope during the third quarter 2025 (See Note 1 to the Consolidated Financial Statements).
Income Taxes
The effective income tax rates for the three and nine months ended September 30, 2025 and 2024 differ from the federal income tax statutory rate due to the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Statutory rate	21.0%	21.0%	21.0%	21.0%
State taxes, net of federal tax benefit	2.7	2.9	2.7	2.9
Foreign tax expense and tax rate differential	(0.1)	0.1	(0.1)	0.1
Tax benefit from stock option exercises	(1.0)	(0.1)	(0.8)	(0.4)
Other, net	(0.7)	(0.4)	(0.5)	(0.2)
	21.9%	23.5%	22.3%	23.4%
The decrease in the effective tax rates for the three and nine months ended September 30, 2025 was primarily due to higher tax benefits related to stock option exercises and a decline in state effective tax rates.
On July 4, 2025, President Donald J. Trump signed new tax legislation known as the One Big Beautiful Bill Act (OBBBA) into law which makes permanent many of the provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were scheduled to expire at the end of 2025. The enactment of the OBBBA primarily impacted the deferred tax liability and income tax payable related to the provisions for the elimination of the capitalization of onshore research and development costs (Section 174) and the reintroduction of 100% bonus depreciation (Section 168) and did not have a significant impact to the effective tax rate.
Stock-Based Compensation
We recognized $42.0 million and $37.2 million in stock-based compensation expense during the nine months ended September 30, 2025 and 2024, respectively. The increase in expense was primarily due to new equity awards granted during the fourth quarter 2024. The amount of stock-based compensation expense recognized is primarily based upon management's estimate of when the financial vesting targets of outstanding stock options may be achieved. Any change in the estimate could result in the amount of stock-based compensation expense to be accelerated, spread out over a longer period, or reversed. This may cause volatility in the recognition of stock-based compensation expense in future periods and could materially affect earnings (See Note 7 to the Consolidated Financial Statements).
We expect to recognize approximately $11.8 million in stock-based compensation expense during the remainder of 2025.

Divestiture of Family Office Services Business
On February 27, 2025, we announced the entry into a definitive agreement with Aquiline, a private investment firm specializing in financial services and technology, to acquire our Family Office Services business. We completed the sale on June 30, 2025 and recognized a gain of $94.4 million, net of transaction costs and certain other purchase price adjustments, during the second quarter 2025. Prior to the divestiture, the Family Office Services business was reported in our Investments in New Businesses segment.
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
Liquidity and Capital Resources

	Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$481,264	$427,074
Net cash provided by/(used in) investing activities	40,497	(57,185)
Net cash used in financing activities	(516,474)	(310,392)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	11,953	6,941
Net increase in cash and cash equivalents	17,240	66,438
Cash, cash equivalents and cash and cash equivalents held at consolidated variable interest entities, beginning of period	840,193	834,998
Cash, cash equivalents and cash and cash equivalents held at consolidated variable interest entities, end of period	$857,433	$901,436
Our current credit facility provides for borrowings up to $500.0 million and is scheduled to expire in August 2030 (See Note 6 to the Consolidated Financial Statements). As of October 9, 2025, we had outstanding letters of credit of $4.9 million which reduced the amount available under the credit facility. These letters of credit were primarily issued for the expansion of the corporate headquarters and are due to expire in late 2025. As of October 9, 2025, the amount of the credit facility available for corporate purposes was $495.4 million.
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
The majority of excess cash reserves are primarily placed in accounts located in the United States that invest entirely in commercial paper and SEI-sponsored money market mutual funds denominated in the U.S. dollar. We also utilize demand deposit accounts or money market accounts at several large, well-established financial institutions located in the United States. The institutions we utilize have not indicated any stability issues regarding the ability to honor current or future deposit obligations to their customers. Accounts used to manage these excess cash reserves do not impose any restrictions or limitations that would prevent us from being able to access such cash amounts immediately. As of October 9, 2025, the amount of cash and cash equivalents considered free and immediately accessible for other general corporate purposes was $555.6 million.
Cash and cash equivalents include cash held in accounts of the LSV Global Equity Market Neutral Fund, LP consolidated into our financial statements and may only be used to settle obligations of the fund (See Note 15 to the Consolidated Financial Statements).
Cash and cash equivalents also include accounts managed by subsidiaries that are used in their operations or to cover specific business and regulatory requirements. The availability of this cash for other purposes beyond the operations of these subsidiaries may be limited. We therefore do not include accounts of foreign subsidiaries in the calculation of free and immediately accessible cash for other general corporate purposes. A portion of the undistributed earnings of foreign subsidiaries are deemed repatriated. Any subsequent transfer of available cash related to the repatriated earnings of foreign subsidiaries could significantly increase free and immediately accessible cash.
Cash flows from operations increased $54.2 million in the first nine months of 2025 compared to the first nine months of 2024 primarily from the increase in net income attributable to SEI. The negative impact from the change in working capital accounts due to decreased accrued liabilities, primarily from the higher payments of incentive compensation awards in 2025 as compared to 2024, partially offset the increase.
Net cash from investing activities includes:
•Purchases, sales and maturities of marketable securities. Purchases, sales and maturities of marketable securities in the first nine months of 2025 and 2024 were as follows:

	Nine Months Ended September 30,
	2025	2024
Purchases	$(123,708)	$(134,665)
Sales and maturities	93,367	121,347
Net investing activities from marketable securities	$(30,341)	$(13,318)
See Note 5 to the Consolidated Financial Statements for more information related to marketable securities.
•The capitalization of costs incurred in developing computer software. We capitalized $22.8 million of software development costs in the first nine months of 2025 as compared to $18.4 million in the first nine months of 2024. Software development costs are principally related to significant enhancements for the expanded functionality of the SEI Wealth Platform and a new platform for the Investment Managers segment.
•Capital expenditures. Capital expenditures in the first nine months of 2025 were $21.1 million as compared to $27.2 million in the first nine months of 2024. Expenditures in 2025 and 2024 include capital outlays for purchased software and equipment for data center operations.
•Proceeds from business divestiture. We received gross proceeds of $116.0 million at the closing of the sale of the Family Office Services business on June 30, 2025.
•Other investing activities. We made strategic investments of $3.5 million and $10.0 million during the first nine months of 2025 and 2024, respectively, in innovation platforms for wealth management.
Net cash from financing activities includes:
•The repurchase of common stock. Our Board of Directors has authorized the repurchase of common stock through multiple authorizations. Currently, there is no expiration date for the common stock repurchase program. We had total capital outlays of $527.5 million during the first nine months of 2025 and $252.9 million during the first nine months of 2024 for the repurchase of common stock.
•Proceeds from the issuance of common stock. We received $115.9 million and $62.8 million in proceeds from the issuance of common stock during the first nine months of 2025 and 2024, respectively, through our equity compensation plans. These proceeds were primarily from stock option exercise activity.
•Dividend payments. Cash dividends paid were $123.3 million in the first nine months of 2025 as compared to $120.3 million in the first nine months of 2024.

Cash Requirements
Cash requirements and liquidity needs are primarily funded through cash flow from operations and our capacity for additional borrowing. At September 30, 2025, unused sources of liquidity consisted of cash and cash equivalents and the amount available under our credit facility.
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
(b) Change in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(e)    Our Board of Directors has authorized the repurchase of up to $6.728 billion worth of our common stock through multiple authorizations through September 30, 2025. Currently, there is no expiration date for the common stock repurchase program. On October 20, 2025, our Board of Directors approved an increase in the stock repurchase program by an additional $650.0 million, increasing the available authorization to approximately $773.2 million.
Information regarding the repurchase of common stock during the three months ended September 30, 2025 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 2025	729,000	$91.36	729,000	$229,369,000
August 2025	439,000	88.34	439,000	190,561,000
September 2025	404,000	87.05	404,000	154,443,000
Total	1,572,000	$89.41	1,572,000
(1) Average price paid per share does not include excise tax on stock repurchases.

Item 5. Other Information.
During the three months ended September 30, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 (c) of Regulation S-K).

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

SEI INVESTMENTS COMPANY

Date:	October 27, 2025	By:	/s/ Sean J. Denham
Sean J. Denham
Chief Financial and Chief Operating Officer