Form 10-K
period 2025-12-31
SEI INVESTMENTS CO
filed 2026-02-23
CIK 350894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No  ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $9.5 billion based on the closing price reported by NASDAQ on June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter). For purposes of making this calculation only, the registrant has defined affiliates as including all executive officers, directors and beneficial owners of more than 10% of the common stock of the registrant.
The number of shares outstanding of the registrant's common stock, as of the close of business on January 30, 2026:

Common Stock, $.01 par value	122,248,132

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference herein:

1.    The definitive proxy statement relating to the registrant’s 2026 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year covered by this annual report, is incorporated by reference in Part III hereof.

SEI INVESTMENTS COMPANY
Fiscal Year Ended December 31, 2025

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
Item 1. Business.
Corporate overview
SEI Investments Company (together, with its subsidiaries unless otherwise noted, “SEI” or the “Company”) is a leading global provider of financial technology, operations, and asset management solutions that connect the financial services ecosystem across advice, asset management, and administration. Our enterprise operating model unifies technology, trust‑based custody, and investment management to help clients more effectively deploy their capital, whether that’s money, time, or talent, so they can better serve their clients and achieve their growth objectives.
We are headquartered in Oaks, Pennsylvania, and over 5,000 employees support clients from service centers located in the United States, United Kingdom, Ireland, Canada, continental Europe, India, and South Africa.
In 2025, we earned approximately 57% of our revenue from technology and operations outsourcing and 38% from asset management fees, with the remainder attributable to professional services and other ancillary services. We provide these services across four core client-oriented business segments; Investment Managers, Private Banks, Investment Advisors, and Institutional Investors. SEI serves leading institutions globally, including 8 of the top 20 U.S. banks and 43 of the top 100 investment managers worldwide, and we manage, advise or administer approximately $1.9 trillion in assets.
In December 2025, we completed the first stage of our strategic investment in Stratos Wealth Holdings (Stratos), a network of affiliated companies focused on supporting the success of financial advisors across business models and affiliation structures, reinforcing SEI's footprint in the advice segment and complementing our administration and asset management platforms.
Core capabilities and competitive differentiation
SEI’s core capabilities unify technology, operations, and asset management to power clients’ transformation across advice, asset management, and administration. We deliver modular or end‑to‑end solutions through a single, modern infrastructure that integrates platform technology, custody, operations, and investment expertise.
SEI’s competitive strengths are rooted in our integrated business model, technology leadership, and deep industry expertise. The following factors distinguish SEI in the marketplace and position the company to deliver sustained value for clients and shareholders:
•Integrated ecosystem across advice, asset management, and administration. SEI differentiates by operating a unified platform that combines technology, custody, operations, and investment management, capabilities that will fortify and support scaled growth of the strategic investment in Stratos.
•Leadership in alternatives and private markets. SEI is a recognized leader in private credit and alternative investment administration, serving many of the world’s largest alternative managers. The SEI Access™ platform streamlines alternative investment access and processing for advisors and institutions, supporting the growing demand for private market solutions.
•Scaled, front‑to‑back capabilities for complex managers and private markets. SEI provides global fund administration, depositary, and middle‑office services and has distinctive strength serving large, multi‑strategy and private credit managers, benefiting from the continued shift from insourcing to outsourcing and expansion in retail‑accessible alternative structures (interval funds and Business Development Companies) and Collective Investment Trusts (CITs).
•Trust‑based custody integrated with modern wealth technology. Through SEI Private Trust Company (SPTC), client assets are held in the client’s name (no commingling, pledging, or margining), tightly integrated with the SEI Wealth PlatformSM to deliver an end‑to‑end, single‑infrastructure experience and multi‑custody data fidelity.
•Commitment to security, data, and AI. SEI invests heavily in cybersecurity, cloud infrastructure, and data analytics. The SEI Data Cloud, digital workflows, and embedded AI/automation tools drive operational efficiency, enhance reporting, and support scalable growth for clients.
•Strong, long-term client relationships. SEI’s client base includes leading banks, registered investment advisors (RIAs), institutional investors, and alternative managers, many of whom have partnered with SEI for decades. The firm’s focus on enterprise relationships and wallet share expansion is driving growth across segments.
Our clients include wealth managers, banks, investment advisors, asset managers, family offices, institutional investors, and ultra-high-net-worth investors.

	For the Year Ended December 31, 2025
(all dollar amounts in thousands)	Investment Managers	Private Banks	Investment Advisors	Institutional Investors	Investments in New Businesses	Total
Investment Technology & Operations	$773,262	$407,909	$98,143	$9,525	$15,380	$1,304,219
Asset Management	602	137,247	455,246	262,122	21,967	877,184
Professional Services & Other	41,141	27,783	24,008	10,851	12,195	115,978
Total Revenues	$815,005	$572,939	$577,397	$282,498	$49,542	$2,297,381
Technology and operations
We provide the technology and operational infrastructure across the front, middle, and back office to help our clients scale, increase efficiency, and improve performance. Capabilities include:
•Business process outsourcing and custody;
•Fund administration, depositary services, investment accounting, and investor servicing;
•Curated suite of internally managed and third-party investment products, including ETFs, SMAs, and UMAs;
•Investment expertise in direct indexing, factor-based, alternatives, and tax management;
•Discretionary investment management for institutions in need of expertise, infrastructure and enhanced governance;
•Data and information management, analytics, and reporting;
•Regulatory and compliance service; and
•Network operations, cloud, and cybersecurity services.
Our proprietary technology platforms include the SEI Wealth PlatformSM (SWP) and its predecessor, TRUST 3000®. We use these technologies to deliver operations and administrative outsourcing services, including custodial and back-office accounting services.
SWP offers a modern, fully integrated, single‑infrastructure solution that unifies technology, operational outsourcing, and asset management. Capabilities span the front, middle, and back office and are designed to support a diverse mix of investors, accounts, and asset types. SWP’s open architecture and standardized integrations connect to other SEI capabilities (e.g., alternatives access, tax optimization) and client systems to enable a seamless wealth management experience.
Investment processing platforms are offered in Software‑as‑a‑Service (SaaS) or Platform‑as‑a‑Service (PaaS) delivery. SaaS includes investment processing software and information‑processing services. PaaS includes software and information‑processing services, as well as business‑process outsourcing services, including back‑ and middle‑office operations, accounting, and custodial services. We continue to expand SWP’s SaaS‑capabilities to support clients that prefer technology‑only deployments, while maintaining full‑service PaaS options for outsourced operations. We are also investing in SEI enterprise professional services delivery capabilities, enabling us to lead complex client change initiatives, streamline platform implementations, and deliver consultative solutions that drive operational efficiency and business transformation.
Our technology and operations platform also includes technology‑ and operationally‑enabled investment service capabilities for a broad range of traditional and alternative investment managers, delivered as unbundled product components for front, middle, and back offices through our Investment Managers segment. We are expanding wallet share with large, multi‑strategy managers by providing complex, cross‑jurisdiction solutions and retail‑accessible alternative investment operations and CIT administration for retirement plans.
We are embedding artificial intelligence (AI), robotic process automation (RPA), digital workflows and the SEI Data Cloud into core platforms to reduce manual processes and enhance analytics and reporting. AI adoption has accelerated productivity across teams. In May 2025, we launched a Global Capability Center (GCC) in Hyderabad, India to expand talent access and support follow‑the‑sun operations while maintaining excellent client service.
Asset management
We deliver comprehensive solutions for managing personal and institutional wealth, including investment strategies, customized model and portfolio management programs, and SEI-sponsored and third-party investment products designed to support clients’ organizational and personal goals.
Strategic Focus and Differentiation
Our asset management business is evolving to meet significant industry shifts, including the move from active to passive management, the rapid growth of alternatives, and the consolidation of the RIA sector. We have accelerated our pivot to address these trends, focusing on scalable, repeatable, and profitable solutions for clients.
Our strategic investment in the Stratos business repositions SEI in the private wealth and advisor ecosystem by giving the company a scaled, high‑growth, fee‑based advisory platform with proven recruiting, acquisition, and advisor‑enablement capabilities that SEI previously lacked. It creates an immediate and credible presence in advice delivery, expanding SEI beyond its historical role as a technology, custody, and asset‑management partner and into a more strategic, more central position across the entire wealth value chain. Stratos’ nationwide advisor network also broadens SEI’s distribution reach, creating natural entry points for SEI's outsourced chief investment officer, Private Wealth, SEI Access, alternatives, and asset management solutions, while its M&A engine strengthens SEI’s ability to meet growing advisor succession‑planning needs as the industry’s demographics shift.
The business is increasingly oriented toward serving larger, enterprise RIAs, banks, institutional clients, and independent broker-dealers, leveraging SEI’s technology, custody, and investment management capabilities as an integrated ecosystem. SEI’s trust-based custody model is particularly differentiated for upmarket RIAs and high-net-worth clients.
Product and Platform Innovation
Investment strategies are implemented through a broad suite of products, including ETFs, alternative investments, CITs, separately managed accounts, and mutual funds. We act as sponsor, administrator, transfer agent, investment advisor, distributor, and shareholder servicer for many of these products.
We are actively converting mutual fund assets to ETF structures to meet client demand for more attractive, flexible vehicles. Recent launches and conversions, such as the SEI DBi Multi-Strategy Alternative ETF (QALT), demonstrate our commitment to product innovation.
We are investing in technology platforms such as SEI Access, which is being developed into a marketplace for alternative investments, positioning us as a key provider for broker-dealers and advisors seeking access to alternatives. In addition, we are integrating our LifeYield acquisition to deliver industry‑leading tax management, tax‑transition, and tax‑alpha capabilities by incorporating LifeYield’s tax‑smart technology into the SEI Wealth Platform, enhancing multi‑account management, asset location, tax‑loss harvesting, and household‑level portfolio optimization.
Model Portfolio Leadership and Customization
We remain a leader in model portfolio solutions, with a long track record and significant market share. We are now integrating our institutional and advisor businesses to offer custom model portfolios, including alternatives, to larger RIAs and institutions. This “co-CIO” capability enables tailored solutions for clients with complex needs.
As of December 31, 2025, we managed $455.4 billion in assets including:
•$204.0 billion invested in fixed-income and equity funds and separately managed account programs;
•$243.2 billion invested in collective trust fund programs; and
•$8.2 billion invested in liquidity or money market funds.

An additional $99.2 billion in assets is managed by our unconsolidated affiliate LSV Asset Management (LSV), an RIA that specializes in value equity management for its clients.
Business segments overview
Our business segments are generally organized around our target markets. Financial information about each business segment is contained in "Note 12. Business Segment Information" included in our Notes to Consolidated Financial Statements.
The percentage of consolidated revenues generated by our business segments for the last three years was:

	2025	2024	2023
Investment Managers	35%	34%	33%
Private Banks	26%	26%	26%
Investment Advisors	25%	24%	23%
Institutional Investors	12%	13%	15%
Investments in New Businesses	2%	3%	3%
	100%	100%	100%
Investment Managers
We provide a comprehensive, outsourced investment management operating platform to alternative and traditional asset managers, fund companies, and sovereign wealth funds. Our clients include asset owners and a diverse, sophisticated group of alternative, traditional, and hybrid investment managers globally.
Our capabilities span the front, middle, and back office to manage assets, including supporting complex fund structures through best-in-class data and information management and analytics; investment operations; regulatory and compliance support; fund administration, fund accounting and depository services; investor reporting; distribution support; and middle office services. We also offer trustee, investment management, and administration services for CITs, serving the U.S. retirement market.
We are increasingly winning large, complex, multi‑strategy mandates and expanding wallet share with top managers, supported by our global footprint (including Luxembourg) and follow‑the‑sun delivery. SEI is a leader in private credit administration and services many of the largest alternative managers globally, and we are benefiting from the ongoing shift from insourcing to outsourcing among the largest firms. We are also investing in retail‑accessible alternatives and CITs for retirement plans to meet growing client demand.
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
Contracts for the outsourcing services we provide generally have terms ranging from three to five years, and fees are earned primarily as a percentage of assets under management and administration. In addition, 16% of the revenues for this segment is earned as account servicing fees. Investment Managers had $1.5 trillion in assets under management or administration as of December 31, 2025, with $1.0 trillion in alternative assets and $0.5 trillion in public assets.
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
We have meaningfully improved delivery and margins in recent years through stronger client engagement, standardized implementations, and the build‑out of SEI Professional Services to lead end‑to‑end change programs. Our strategy now emphasizes an enterprise approach; expanding wallet share with existing banks, moving down‑market with right‑sized offerings, and integrating asset management with technology and custody to deliver a unified ecosystem. We are also monetizing multi-custody solutions, digital workflows, data and AI capabilities (including SEI Data Cloud) and leveraging our Global Capability Center to scale while maintaining outstanding client service.
Contracts generally range from five to seven years. As of December 31, 2025, SEI has approximately $8.1 trillion in assets on SEI’s wealth management platforms, with $1.9 trillion in assets on SWP and $1.2 trillion in assets custodied with SPTC.
Our competitors include in-house information technology organizations, as well as wealth management technology service providers such as Fidelity National Information Services, Inc. (FIS), Fi-Tek, SS&C Innovest, FNZ UK Ltd. and Avaloq.
This segment also provides asset management programs to banks, wealth managers and other financial services firms. We are sharpening our upmarket focus and cross‑selling SEI’s investment capabilities alongside technology and trust‑based custody, with increasing attention to alternatives access. Competitors for our asset management services may include in-house investment teams and global asset management firms, such as LPL Financial and BlackRock.
Investment Advisors
We provide wealth management technology, operations, and asset management solutions for independent financial advisors across the RIA, bank, and independent broker-dealer market segments.
This segment offers both fully integrated and unbundled solutions that enable advisors to devote more of their resources to growing their businesses and achieving better financial outcomes for their clients.
Our clients are responsible for the investor relationship, including financial plan creation, investment strategy implementation, tax management, and customer education and servicing. We provide advisors with a flexible operating platform offering a complete end-to-end business, technology and operational solution with capabilities across the front, middle, and back office, including:
•Technology and administrative services: Enabled by the SEI Wealth Platform, these services include front-office investment management and end-investor collaboration capabilities, middle-office administrative outsourcing, and back-office processing and custody services.
•Customized investment management programs: We provide advisors with an array of investment programs to customize portfolios for their personal or institutional investors. These programs include goals-based strategies, SEI-curated models that utilized multiple structures such as direct indexing, separately managed accounts, ETFs, and mutual funds, to help advisors align diversified portfolios with client needs. In addition, we are expanding our tax‑management capabilities, including asset location, tax‑loss harvesting, tax‑efficient multi‑account household portfolio management, and tax‑transition services, enabling advisors to optimize after‑tax outcomes for their clients.
•Advisor services: We help advisors manage and grow their businesses by offering consultative practice management services, including access to our business transition services, case management expertise, third-party applications, thought leadership, and marketing and growth programs.
Fees are typically bundled and embedded in asset management or custody fees.
We compete with other custodians and providers of advisor technology products, money managers (both active and passive), turnkey asset management platform providers, and broker-dealers with affiliated advisor networks. Principal competitors include investment advisory platform providers, such as Envestnet and Orion, as well as diversified firms that focus on custody operations, such as Charles Schwab & Co., Inc., and Fidelity Investments.
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
•Unbundled OCIO: Supports internal investment teams through SEI NovusSM, a global portfolio intelligence tool, and SEI’s comprehensive investment processing, shadow accounting, and data and workflow management, as well as access to alternative investment product analytics.
Both fully outsourced and unbundled solutions leverage the breadth of our investment management, advisory, administration, technology, and operational capabilities to help institutional investors make more confident decisions, achieve greater control, reduce risk, and improve efficiencies.

Competitors for OCIO services at larger institutional investors may include global advisory firms offering fiduciary consulting and management services, such as Mercer, Aon Hewitt and Willis Towers Watson, as well as asset management firms like BlackRock and Goldman Sachs. Competitors for unbundled OCIO services include data analytics software firms and investment data management providers.
Fees in our Institutional Investors business are primarily earned as a percentage of average assets under management calculated using the average of the four-month ending balances preceding the billing date.
Investments in New Businesses
The Investments in New Businesses segment represents other business ventures or research and development activities intended to expand our solutions to new or existing markets, including ultra-high-net-worth families who reside in the United States. This segment also includes costs associated with providing managed security services through SEI Sphere™ and the modularization of larger technology platforms.
Human capital
Our talented workforce is the key to our ability to serve our clients globally. At December 31, 2025, we had 4,997 full-time and 32 part-time employees.
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
In addition to the regulatory authorities listed above, our subsidiaries are subject to the jurisdiction of regulatory authorities in other foreign countries or jurisdictions. Further, in connection with completing the first stage of our strategic investment in Stratos, we own 57.5% of the holding company that holds the equity of Stratos Wealth Securities, LLC, a limited purpose broker-dealer registered with the SEC under the Securities Exchange Act of 1934 and a member of FINRA, and the following SEC registered investment advisors:
•Stratos Wealth Advisors, LLC;
•Stratos Wealth Partners, Ltd.;
•Stratos Investment Management, LLC;
•Renaissance Investment Group, LLC; and
•Norland LLC.
In addition to our wholly-owned or majority-owned subsidiaries, we also own a minority interest of approximately 38.5% in LSV, which is also an investment advisor registered with the SEC.
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
Strategic & Business Model Risks
Market-Driven Risks. Our financial performance is heavily influenced by conditions in the capital markets and the value of assets we manage or administer. A significant portion of our revenues is earned as fees based on the market value of client assets. Declines in asset values, whether due to overall market downturns or poor performance of specific investment products, directly reduce our assets under management or administration and thereby our revenue and earnings. Similarly, adverse economic conditions or negative investor, consumer, and business sentiment can dampen demand for our products and services, leading to lower business activity and fee revenues. We also earn important fee income from programs that sweep client cash into interest-bearing deposit accounts at third-party banks. Changes in interest rates or significant client withdrawals from these sweep programs could decrease the fees we earn and negatively impact our profitability. Furthermore, periods of market volatility, geopolitical turmoil, illiquid markets, or other disruptions can make it difficult to value or liquidate certain investments. In extreme cases, we or our clients might be forced to sell assets at depressed prices or write down valuations, causing losses. In summary, sustained market declines or extreme market dislocations could materially erode our revenue, earnings, and overall firm value. In addition, prolonged market volatility may impact our ability to attract new assets or retain existing clients, which could adversely affect our financial performance. Finally, investor and client perception of the risks attendant to the business models of our various market units and our ability to successfully manage these risks, including those related to the potential disruptions from automation, artificial intelligence and machine learning, may significantly affect our value.
Client and Relationship Risks. Our business depends on maintaining strong relationships with clients across all segments, including investment management, technology outsourcing, and fiduciary services. We are exposed to risks that could lead to client attrition, unfavorable contract renewals, or termination of agreements, each of which could materially reduce our revenues and earnings.
We may lose clients for a variety of reasons beyond poor investment performance. While investment performance relative to benchmarks and competitors remains a critical factor for retaining assets under management, clients may also leave due to pricing pressure, service disruptions, technology platform issues, or competitive innovations such as AI-driven solutions and tokenized products. Consolidation among financial institutions may reduce the number of potential clients or lead to rationalization of services we provide. Strategic shifts by clients, including decisions to internalize functions we currently perform, can also result in attrition. Because certain clients represent a significant portion of our assets under management or administration, the loss of one or more large clients could disproportionately impact our financial results.
Our investment advisory and outsourcing contracts may be terminated or may not be renewed on favorable terms. We derive a substantial portion of our revenue from providing investment advisory and technology services under long-term agreements. These agreements often allow clients to terminate with limited notice or penalty. For example, U.S. mutual fund management contracts must be renewed annually by boards of trustees, a majority of whom are independent from SEI. Our fee arrangements under any advisory or management contracts may be reduced, including at the behest of a fund’s board of trustees. Similarly, outsourcing contracts for technology platforms may be renegotiated or terminated early, particularly if clients seek cost reductions, regulatory changes alter service requirements, or competitors offer more advanced solutions. If several of our clients terminate their contracts, liquidate funds, or fail to renew agreements on favorable terms, our assets under management, revenue, and earnings could decline.
Client relationships are also affected by external factors such as market volatility, regulatory changes, and industry consolidation. In addition, our ability to retain and grow client relationships depends on our capacity to innovate and deliver new products and services that meet evolving client needs, including ESG solutions, AI-driven strategies, and tokenized investment products. Failure to anticipate and respond to these changes could impair our competitive position and lead to client attrition or unfavorable contract renegotiations.
Fee Compression and Competitive Pricing Pressure. We face persistent pricing pressure across our industry. Investor demand for low-cost solutions, the rise of passive strategies, and competition from fintech and technology-driven firms have driven fee reductions. If we are unable to demonstrate value or match competitive pricing, our margins and profitability may decline.
Product Development and Innovation Risks. We depend on continuous innovation and improvement of our products and services to drive growth and meet client needs, and failures in this area pose significant risk. If we are unable to develop and deliver new products or enhancements that address our clients’ needs, provide competitive value, and are ready in a timely manner, our business could suffer. For example, much of our technology development effort is devoted to our core platforms, such as the SEI Wealth Platform℠ and TRUST 3000®, and our other proprietary processing systems, and their ongoing evolution is critical to our value proposition. Delays, cost overruns, or performance problems in enhancing these mission-critical systems could impair our competitiveness or reputation. We are also mindful that new products or solutions we introduce might not function as expected or could experience errors and disruptions, which can lead to client dissatisfaction, remediation costs, legal liability, or damage to our reputation. Additionally, implementing certain product innovations (particularly those involving cloud-based solutions or other third-party technology changes) often requires obtaining consents or cooperation from clients and vendors. These external parties may withhold approval or demand onerous terms, which can slow down or even thwart our product development efforts, potentially making some initiatives impractical despite their strategic value.
Developing and launching new products and services in our industry typically demands significant time, resources, and ongoing support. There are substantial uncertainties in this process, including the need to establish new operational processes and controls, to anticipate shifting client preferences, to respond to new competitors or technologies, and to ensure compliance with evolving regulatory requirements. Many emerging investment offerings do not gain traction immediately, it can take several years for a new product to build the performance track record and client acceptance required to attract significant asset inflows. During this incubation period, we must invest in development, marketing, and support without assurance that the product will ultimately succeed. For instance, client demand has increasingly expanded into alternative investments (such as private equity, hedge funds, real estate, and infrastructure) as they seek diversification beyond traditional asset classes. Offering and supporting these alternative investment products presents unique challenges. Unlike traditional securities with well-established automated processes, alternative assets often lack widely adopted technological infrastructure for administration, leading to more manual processes and bespoke operational support. This increases our operational complexity and the risk of errors or inefficiencies. Moreover, as noted, new alternative products usually require a multi-year track record before they can attract substantial assets under management, which delays revenue and may strain resources. We have also pursued innovation in other newer areas of asset management, for example, developing tax optimization and tax‐harvesting programs, which likewise need time to prove their effectiveness and appeal to investors. If we fail to continue innovating successfully, fail to introduce new products and services that gain market acceptance, or fail to manage the complexities and risks associated with these innovations, our competitive position could deteriorate. In such a scenario, we could lose market share, and our revenue and earnings (particularly those tied to assets under management or administration) may decline. Even when our new offerings do perform as intended, they may not generate significant revenue or profit for some time, if ever. It’s possible that some new products will never achieve profitable scale, or that their operating margins are thinner than our historical averages. Should our development initiatives not meet client expectations, or if we cannot support new products in a cost-effective and compliant way, we could incur substantial costs, experience reputational harm, and ultimately suffer financial losses.
Business Model Innovation and Expansion Risks. As part of our strategy, we may pursue new business models or distribution channels to drive growth, and these strategic shifts carry their own risks. For example, while we have explored and in some cases engage in direct-to-consumer (B2C) offerings, serving individual investors directly can increase operational and regulatory complexity: it entails handling a much larger number of client accounts and transactions, which raises the possibility of processing errors or fraud and generally drives higher servicing costs. Direct consumer engagement also heightens exposure to cybersecurity threats and data privacy concerns, since a breach or service disruption could impact a broad retail client base and attract greater scrutiny from regulators and the public. Participating in consumer markets may require substantial investments in marketing, support infrastructure, and compliance capabilities that differ from our institutional business, and we face established competitors in the retail financial services space.
More broadly, any significant shift in our business model, broadening our offerings or presence in existing markets or geographies, or entry into a new market segment or geography, technology-driven platforms, or partnerships, can take considerable time to yield results, and there is no guarantee of success. These initiatives might not generate meaningful revenue or profit for several years, if at all, and their ultimate viability is uncertain. If our strategic expansions or innovations are not executed effectively, or if they fail to resonate with target customers, we could divert management attention and capital without adequate return. In turn, an unsuccessful business model innovation could undermine our growth prospects and earnings. Conversely, if we were to misjudge or hesitate in adapting to industry changes, for instance, failing to offer services in channels that clients prefer, we could lose relevance. Overall, managing the evolution of our business model in response to technological change and market trends is a delicate task; failure to balance innovation with effective execution and risk control in this area could adversely affect our competitive position and financial performance.
Market Consolidation and Competitive Disruption. The financial services industry is highly competitive and is being reshaped by consolidation and technological disruption, including the changes in the technology development and the delivery of services related to automation, artificial intelligence and machine learning. These dynamics continue to pressure our fees, challenge our market share, and could adversely affect our revenues and earnings. The investment management business has relatively low barriers to entry, and in recent years we have faced persistent pricing pressure. New competitors (including fintech startups and automated “robo-advisors”) have introduced lower-cost investment products and services, while investor preferences have shifted toward low-fee passive strategies. These trends have driven a general decline in fee levels across many market segments. We expect this price competition to continue; investors are demanding more value for less cost and established firms and new entrants alike are cutting fees or margins to win business. If we are forced to reduce the fees for our services or cannot match the pricing of competitors, our profit margins and earnings will likely suffer. Moreover, advances in technology are accelerating this trend. For example, some competitors are beginning to deploy artificial intelligence-driven pricing and portfolio management, which could enable them to optimize service pricing or investment performance in ways that attract clients. Firms that successfully leverage these innovations may gain a significant competitive advantage, making it harder for us to retain or grow our client base.
Beyond pricing pressure, the competitive landscape is evolving with the entry of non‑traditional players, including fintech firms and large technology companies (“big tech”), into asset management and processing services. Many of these new entrants boast superior technological capabilities or well-known consumer brands, and in some cases, they operate under lighter regulatory constraints than diversified financial institutions like SEI. Additionally, advances in artificial intelligence have also made the development of technology solutions more attainable to a broader range of firms and potentially require less capital-intensive business models. These differences can give competitors a cost or agility advantage. A tech-driven rival with lower compliance costs or a disruptive business model can potentially offer services at a lower price point or deliver innovative client experiences that we might find difficult to match under our existing cost, regulatory and operating framework. If we fail to compete effectively against these emerging players, we could lose market share to firms that are not as burdened by regulation or that benefit from technology-based advantages.

At the same time, consolidation in the financial services industry is altering the competitive environment. Over the past several years, numerous firms in our space have merged, been acquired, or exited the business. As competitors combine, the survivors often emerge larger and with more resources, including broader product lines and more geographically diverse client bases. We could increasingly find ourselves up against a smaller number of much larger competitors with greater capital, scale, and range of services. These consolidated firms might be able to invest more heavily in technology, withstand fee reductions, or bundle a wider array of services, making competition more intense in the segments we serve. There is also the possibility of entirely new competitors arising from consolidation or realignment in adjacent industries (for example, a large technology or consulting firm acquiring capabilities to enter our markets). Heightened competition from any of these sources, whether traditional peers, fintech/big tech entrants, or enlarged consolidated institutions, puts pressure on the key factors by which we differentiate ourselves and could impair our growth.
We compete across multiple dimensions. SEI’s business model offers a broad suite of integrated investment management programs and back-office processing services, often delivered on a bundled basis through our proprietary platforms (such as the SEI Wealth Platform℠ and TRUST 3000®). The breadth of this offering allows us to contend on a number of factors, including the performance of our investment products, the value of our fee structure, the quality and reliability of our operational services, our reputation and track record in the industry, and our ability to innovate and adapt to clients’ changing needs (including adopting new technologies when appropriate). Our success has been built on excelling in these areas simultaneously. However, increased competition on any of these fronts could erode our advantages. Any such competitive erosion would likely lead to a decline in our revenues and earnings.
Finally, market consolidation among our own clients poses a strategic risk to our business. Many of SEI’s clients are financial institutions and investment managers themselves, and if they engage in mergers or acquisitions, the pool of potential clients can shrink. A merger of two firms that each use our services might result in one combined entity that requires fewer of our solutions (or has duplicate services that get rationalized). In some cases, a larger combined client may decide to internalize functions that we previously provided, using their greater scale to build in-house capabilities instead of outsourcing to SEI. Consequently, consolidation in the markets we serve could reduce the number of clients or the scope of services they outsource, which may limit our opportunities for revenue growth. We may face the dual challenge of winning business from a consolidating client base while also contending with ever-stronger competitors in the marketplace. If we cannot offset these consolidation effects by attracting new business, our future revenue and earnings growth could be negatively impacted.
In sum, intensifying competition, whether through fee compression, technology development advantages, disruptive new entrants, or industry consolidation, is an ongoing reality of our industry. We must continue to adapt, invest in innovation, and demonstrate the value of our platforms and services to clients. If we fail to keep pace with these competitive and structural changes, our business and financial results could be adversely affected.
Key Personnel and Human Capital Risks. Our success heavily depends on the leadership and expertise of our key people. Any loss of critical individuals, or broader challenges in managing our workforce, could disrupt our operations and impair our performance.
We rely on a relatively small group of executive officers and senior managers whose industry knowledge, client relationships, and institutional experience are crucial to our business. Many of these leaders have long tenures at SEI and, importantly, most do not have fixed-term employment agreements with us. This means they could leave at any time. The unexpected departure of any of our top executives or other key personnel could deprive us of important expertise and leadership, potentially causing a material adverse effect on our operations and strategic direction. Any gap in leadership, or even a protracted transition period, might erode stakeholder confidence or hinder important initiatives.
In addition to leadership retention, we face wider human capital challenges related to maintaining an effective workforce. As a company looking to manage expenses and remain efficient, we have undertaken headcount reduction initiatives (such as hiring freezes, targeted staff cuts, or voluntary separation programs) to create efficiencies and optimize our operating model. While such measures provide short-term benefit, they carry longer-term risks. Significant reductions in workforce can lead to the unintentional loss of institutional knowledge and high-performing employees, increased workload stress on remaining staff, and decreased morale across the organization. Service quality or innovation may suffer due to fewer personnel or lower employee engagement. Likewise, limiting investment in new talent or training could leave us ill-equipped to support or achieve our growth expectations, especially as our business evolves or more senior employees retire.
Moreover, our ability to identify, attract, develop, and retain talented employees at all levels is crucial to our ongoing success. If we cannot hire and retain people with the necessary expertise, or if turnover in key roles rises, our client service, product development, and operational capabilities could be weakened. High turnover can also increase costs (due to recruitment and training) and impede our ability to pursue new opportunities or to maintain consistent relationships with clients and partners.

Outsourcing and Offshoring Strategy Risks. We have undertaken a major internal offshoring initiative by establishing a Global Capability Center (GCC) in India to improve efficiency and access specialized talent. While this strategy offers potential benefits, it also introduces significant new risks to our operations and financial performance.
Operating a captive center in India introduces an obligation to navigate different local laws and regulations, manage cultural and communication differences (including coordination across time zones), and ensure effective remote supervision, all of which can impede smooth collaboration and control. In addition, the GCC’s activities are exposed to external risks in the region, such as geopolitical uncertainties, shifts in local regulatory policy, or economic instability. Such factors could disrupt our business processes or unexpectedly increase operating costs. We also depend heavily on local infrastructure and technology systems at the GCC. These systems may be vulnerable to outages, cyber-security threats, natural disasters, or other disruptions beyond our direct control. Any significant interruption in our India center’s operations, for example, a prolonged network blackout, political unrest, or a security breach, could impair our ability to serve clients in a timely and reliable manner. This, in turn, might lead to reputational damage, client dissatisfaction, and financial losses.
The success of our GCC strategy also hinges on human capital factors principally, our ability to attract and retain skilled employees in India. The technology and financial services labor market in India is competitive, and demand for experienced professionals may outpace supply. As a result, we risk facing staff attrition or upward pressure on wages, which could erode the cost advantages we sought through offshoring. If turnover at the GCC is higher than expected, we could lose critical knowledge and see productivity decline, while having to incur higher recruitment and training costs. Additionally, we must effectively integrate GCC’s operations with our global processes and maintain the same quality and compliance standards as in our other locations. Managing a geographically distant team requires considerable effort in knowledge transfer, process alignment, and quality control. Any failure to synchronize the India center’s activities with our broader operations or drop in the quality of services provided by the GCC, could undermine our overall efficiency and client service levels. Significant problems with the GCC could have a material adverse effect on our business operations, financial condition, and results of operations.
M&A Execution and Integration Risks. Our ability to derive value from mergers, acquisitions, and strategic partnerships is uncertain, especially when integrating large or cross-border transactions. If we cannot smoothly combine acquired businesses into our operations, we may fail to realize expected benefits, and our financial results could suffer.
We have pursued acquisitions, divestitures, joint ventures, and alliances as part of our growth strategy, and each such deal carries significant risks and uncertainties. Combining or separating business units is inherently complex: we must merge or carve out accounting and data systems, align management controls, and integrate relationships with clients, counterparties, and vendors. Large acquisitions can strain our resources and attention, particularly if they involve geographically dispersed operations or partial ownership structures. In some cases, we acquire less than 100% of a company or enter joint ventures, which means we rely on systems and personnel we don’t fully control and must cooperate with outside partners. Any conflicts or disagreements with joint venture or minority partners can further complicate decision making and undermine the intended benefits of the deal. There is also no guarantee that transactions will yield the synergies or strategic objectives anticipated. If we fail to integrate an acquired business effectively, or if a divestiture or restructuring proves more costly or complicated than expected, our operations and financial condition could be materially and adversely affected.
The risks are amplified for acquisitions that expand our geographic footprint or involve cross-border operations. Integrating a business in a new geography requires managing teams, systems, and facilities that are geographically separated, and it demands blending different corporate cultures and business practices. We must also ensure compliance with foreign laws and regulatory requirements, which may be quite different from those in our home market. Cross-border deals introduce currency exchange risk (e.g., if the local currency fluctuates against the U.S. dollar) and can expose us to differences in how intellectual property rights are enforced, local market consumer preferences, and other nuances of operating in a new region. Moreover, general economic or political conditions in the new territory can impact the success of the acquisition – for instance, if a country’s economy weakens or its regulatory climate shifts, the business we bought there might underperform expectations. All these factors can make it harder to achieve the growth or efficiency goals that motivated the transaction in the first place.
In 2025, we agreed to acquire a 57.5% majority stake in Stratos Wealth Holdings, a U.S.-based wealth management firm, for approximately $544.0 million. Stratos operates an extensive network of over 350 financial advisors and has an affiliate in Mexico that we have the opportunity to acquire and one which we expect to close in 2026, subject to satisfactory due diligence and regulatory approval. We formed SEI-Eclipse Holding Company, LLC (SEI-Eclipse) as the holding company for this partnership. The transaction involves significant integration risks, including consolidating financial statements, and aligning technology platforms, compliance processes, and service models, as well as managing cultural differences and retaining key talent. Cross-border complexities related to the Mexico affiliate that we may also acquire add regulatory and operational challenges. Failure to integrate effectively, consolidate financial statements in a timely and accurate manner, secure regulatory approvals, or retain advisors could delay or reduce financial benefits or anticipated synergies. Stratos continues to operate under its existing brand, with its executive management team having control over the exercise of certain minority interest and governance rights, which may limit our ability to fully control integration.
More broadly, acquisitions carry inherent risks, including unforeseen liabilities, technology gaps, and resource diversion. If integration costs exceed expectations or synergies do not materialize, our business, financial condition, and results of operations could be adversely affected.
Operational Risks
Third-Party Service Provider Dependencies. We rely on third-party suppliers for essential functions, including software development, processing, support, licensed software, software-as-a-service platforms, business process outsourcing, cloud hosting, and the Automated Clearing House (ACH) network. This reliance is expected to continue and may increase over time.
The financial entities and technology systems we depend on have become increasingly interconnected and complex. Consolidation among clearing agents, exchanges, and clearing houses, combined with heightened interconnectivity among financial institutions and central agents, has amplified the risk of operational failure at both individual and industry-wide levels. Accelerated integration timelines further elevate these risks.
A failure by a third-party provider could impair our ability to deliver contractual services, process transactions accurately, or meet regulatory obligations. If a provider is unable or unwilling to perform adequately, we may incur significant costs to internalize services, implement alternatives, or compensate clients for resulting losses. Breakdowns in third-party systems or unauthorized actions by consultants and subcontractors could lead to financial loss, business disruption, regulatory sanctions, or reputational harm. We also depend on critical market infrastructure, such as clearing and settlement systems like the Depository Trust Company (DTC). Disruptions in these systems could hinder our ability to execute transactions, meet client obligations, and maintain liquidity, creating systemic risks that could materially affect operations.
Additionally, we rely on investment sub-advisers to manage significant portions of assets within our programs. Failures in oversight or misconduct by these firms, including regulatory noncompliance or fraud, could result in financial loss, sanctions, or reputational damage. Transitioning assets between sub-advisers or insourcing these functions may also present operational challenges.
Further, we depend on third-party pricing services to value securities in our investment products. Inaccurate valuations, particularly for securities without readily available market prices, could adversely affect revenues and earnings from assets under management.
Finally, many investment advisors distributing our products are affiliated with independent broker-dealers or networks that require approval of our offerings. Failure to obtain or maintain these approvals could negatively impact our ability to market and distribute investment products.
Process Errors (Fund Accounting, Investment Operations, Pricing Services). Our operations involve complex processes that require accuracy and judgment, particularly in fund accounting, investment operations, and pricing services. These activities include manual trade placement and other transaction processing steps, which carry inherent risk of human error. Mistakes in trade execution or manual processing could result in financial losses, regulatory issues, and reputational harm.
Valuations of certain assets depend on active markets and involve considerable judgment. If these valuations prove inaccurate, our revenues and earnings from assets under management could be adversely affected.
Operational Resilience (Business Continuity and Disaster Recovery). Our ability to deliver products and services depends on the uninterrupted functioning of our systems and those of other participants in the global financial system. These operations are highly interconnected, and many transactions involving our products rely on multiple parties to move funds and exchange information. A disruption, whether due to operational failure, cyberattack, or other causes, at any point in this chain could impair our ability to process transactions, obtain or provide information, and deliver services. A significant disruption could result in reputational damage, client loss, revenue decline, and additional costs, all of which could materially affect our business, results of operations, and financial condition.
We employ a comprehensive risk and control framework, including financial, credit, operational, compliance, and legal reporting systems, internal controls, and management review processes. However, these strategies and models cannot anticipate every economic or operational outcome. As our business evolves and markets change, our risk management processes may not fully adapt. Many of our methods rely on historical data and management judgment, which may not predict future exposures.

Additionally, reliance on models introduces risks of design flaws, inaccurate inputs, or unauthorized access that could lead to unapproved changes. Recent market dislocations underscore the limitations of historical data in managing risk. Consequently, we may incur losses despite our risk mitigation efforts.
While we maintain business continuity, disaster recovery, and security response plans, these measures may not fully mitigate all risks. Our operations could be adversely affected by disruptions to infrastructure supporting our business and communities where we operate, primarily the Philadelphia metropolitan area, London, and Dublin. Potential disruptions include physical site access issues, cyber incidents, terrorist activities, pandemics, natural disasters, severe weather, electrical outages, environmental hazards, and failures of critical systems or third-party services.
Although we employ backup systems for data, these may be unavailable or incomplete following a disruption, and recovery could be costly or unsuccessful, adversely impacting our business.
Rapid Growth and Capacity Constraints. Growth of our business may increase costs and regulatory risks. Expanding platforms, integrating acquisitions, and partnering with other firms present financial, managerial, and operational challenges. Significant expenses may arise from these initiatives, and profitability could suffer if revenues do not offset associated costs.
As we expand digital capabilities, including payment solutions, we face heightened cybersecurity and fraud risks. Increased digital transactions elevate threats of data breaches, identity theft, and sophisticated cyberattacks, which could result in financial losses and reputational harm. Expansion also requires enhanced compliance, risk management, and internal controls, as well as additional personnel. Failure to implement adequate procedures could expose us to material losses or regulatory sanctions.
Strategic acquisitions introduce further risks, including demands on employees, new regulatory requirements, technology integration challenges, potential impairment of goodwill or intangible assets, and undisclosed liabilities.
Subsidiary expansions in areas without a primary regulator, yet subject to SEC and FFIEC oversight, create unique governance and compliance challenges. Aligning technology infrastructure with evolving regulatory expectations may require significant investment and operational changes.
Our growth strategy includes broadening our presence in the EMEA region and entering new geographic markets, such as the APAC region, which presents opportunities but also introduces additional complexity. Broadening our presence in EMEA and expansion into APAC requires navigating diverse regulatory environments, cultural differences, and operational scalability challenges. These efforts may involve significant upfront investment and could take time to achieve profitability. Furthermore, if we fail to close or restructure underperforming or unprofitable locations promptly, we may incur ongoing costs that negatively impact margins and overall financial performance.
Certain initiatives may involve new markets, asset classes, and counterparties outside our traditional base, exposing us to unfamiliar risks, greater regulatory scrutiny, and reputational concerns. Failure to manage these risks effectively could result in decreased earnings, regulatory sanctions, financial losses, and harm to our competitive position in an increasingly complex and rapidly evolving financial services landscape.
Technology, Innovation & Cyber Risks
Cybersecurity Threats. We are exposed to significant cybersecurity risks. Like other global financial service providers, we experience millions of cyber-attacks on our systems, networks, and technology assets daily. Cybersecurity threats have increased due to the proliferation of new technologies, the use of internet and mobile platforms for financial transactions, and the growing sophistication of organized crime, hackers, terrorists, and foreign state actors. The commoditization of artificial intelligence (AI) and advanced cyber tools has lowered the barrier for less sophisticated actors to launch highly effective attacks, including automated phishing, credential harvesting, and exploitation of zero-day vulnerabilities.
Cybersecurity risks may also arise from human error, insider malfeasance, accidental technological failure, or delays in implementing vendor-provided security patches. Third-party vendors and service providers present additional risk, particularly where their systems fall outside our direct control. A successful cyber-attack or technology failure, whether targeting us or a critical third party, could result in disruption of operations, misappropriation or destruction of sensitive data, regulatory violations, financial losses, litigation exposure, and severe reputational harm. Despite our investment in advanced security measures, there is no assurance that these strategies will prevent or fully mitigate the impact of evolving cyber threats.
Artificial Intelligence, Machine Learning, and Automation. We are exposed to risks associated with the adoption of artificial intelligence (AI), machine learning (ML), and automation technologies. We are exploring how to expand our use of these technologies across investment analytics, client servicing, fraud detection, operational efficiency, and automated trading. While these tools offer significant benefits, they also present risks, including model bias or flawed assumptions leading to inaccurate outputs, over-reliance on historical data that may not predict future conditions, and operational disruptions caused by automation failures. These technologies may also be vulnerable to unauthorized access or manipulation, adversarial attacks targeting ML models, and systemic errors that propagate rapidly through automated processes. Regulatory frameworks governing AI and algorithmic decision-making are evolving and may impose additional compliance obligations or restrictions on our use of these technologies. Failure to manage these risks effectively could result in operational errors, regulatory sanctions, reputational harm, and financial losses.
Tokenization. We are exposed to risks associated with tokenization of assets. We are exploring tokenization of funds and other financial instruments to enhance efficiency and transparency. Tokenization relies on distributed ledger technology (DLT), which introduces unique risks, including uncertain and evolving regulatory frameworks across jurisdictions, custody and settlement challenges for tokenized assets, cybersecurity vulnerabilities in smart contracts and digital wallets, and liquidity and valuation risks in markets that lack depth or standardized practices. Integration with existing platforms and legacy systems may present operational challenges and increase costs. Smart contracts, which govern tokenized transactions, may contain errors or vulnerabilities and their enforceability under current legal frameworks remains uncertain. Divergent regulatory regimes across global markets could create compliance burdens and limit scalability. Tokenization also introduces custody risks related to private key management, and failures in these controls could result in irreversible asset loss. Market adoption may be slower than anticipated, and liquidity constraints could impair the economic viability of tokenized products. Additionally, reliance on third-party blockchain platforms and service providers exposes us to operational and cybersecurity risks beyond our direct control. Tokenization may also increase exposure to financial crime risks, requiring enhanced AML and KYC compliance measures. Failure to address these challenges could adversely affect our ability to launch or scale tokenization initiatives, impair client confidence, and expose us to financial and reputational harm.
Open-Source Software Risks. We rely on open-source software components in the development and operation of certain products and services. While open-source software offers flexibility and cost advantages, it also introduces risks, including security vulnerabilities, inconsistent maintenance, and potential exposure to malicious code. Open-source components may not be subject to the same rigorous testing and security standards as proprietary software, increasing the risk of exploitation by cyber attackers. In addition, failure to comply with open-source license terms could result in legal liability, reputational harm, or restrictions on our ability to use or distribute certain technologies. The widespread use of open-source software in the financial services industry also creates systemic risk, as vulnerabilities in widely adopted libraries can propagate across multiple platforms. We may be required to expend significant resources to monitor, patch, and remediate vulnerabilities in open-source components. Failure to adequately manage these risks could adversely affect our operations, regulatory compliance, and financial performance.
Data Privacy and Protection. We are exposed to risks related to data privacy and protection. We store, transfer, and process large amounts of personally identifiable information of our clients (and their customers) to deliver our products and services. It is possible our security controls over personal data, our training of employees on data security, our vendor due diligence and oversight processes, and other practices we follow may not prevent the improper disclosure or misuse of personal data that we or our vendors store and manage. Improper disclosure or misuse of personal data could harm our reputation, lead to legal exposure, or subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue. Perceptions that the collection, use, and retention of personal information is not satisfactorily protected could inhibit sales of our products or services. Additional security measures we may take to address customer concerns may cause higher operating expenses or hinder growth of our products and services.
Intellectual Property Risk. We are exposed to intellectual property risks. Our continued success depends in part on our ability to protect our proprietary technology, trademarks, copyrights, and solutions, and to defend against infringement claims by others. We primarily rely upon trade secret law, trademark and copyright protections, software security measures, and contractual confidentiality restrictions with employees, vendors, and customers. Our industry is characterized by the existence of numerous trade secrets, copyrights, trademarks, and the rapid issuance of patents, as well as frequent litigation based on allegations of infringement or other violations of intellectual property rights. Unauthorized use of our trademarks or failure to maintain trademark protections could dilute our brand and harm our reputation. Similarly, infringement of our copyrights or inadvertent use of third-party copyrighted material could expose us to legal liability. A successful assertion by others of infringement claims or a failure to maintain the confidentiality and exclusivity of our intellectual property may have a material adverse effect on our business and financial results.
System Outages and Downtime. We are exposed to risks of outages, data losses, and disruptions of services. We maintain and process data for our clients that is critical to their business operations. The products and services used to process data are increasingly complex, and maintaining, securing, and expanding this infrastructure is expensive. Inefficiencies or operational failures, including temporary or permanent loss of customer data, damaged software codes, delayed or inaccurate processing of transactions, insufficient Internet connectivity, or inadequate storage and compute capacity, could diminish the quality of our products, services, and user experience resulting in contractual liability, claims by customers and other third parties, regulatory actions, damage to our reputation, and loss of current and potential users, each of which may adversely impact our consolidated financial statements. The costs necessary to rectify these problems may be substantial and may adversely impact our business.
Technology Disruption and Software Development Delays. We may experience software defects, development delays, or installation difficulties, which would harm our business and reputation and expose us to potential liability. A significant portion of our revenue is dependent upon our ability to develop, implement, maintain, and enhance sophisticated software and computer systems. We may encounter delays when developing new applications and services. Further, the software underlying our services may contain undetected errors, vulnerabilities, or defects when first introduced or when new versions are released. We may also experience difficulties in installing, integrating, or supporting our technology on systems or with other programs used by our clients. Likewise, our clients may make a determination to delay or cancel the integration of our new applications and services. Defects in our software, failure to adequately maintain and enhance our software products, errors or delays in the processing of electronic transactions, or other difficulties could result in interruption of business operations, delay in market acceptance, additional development and remediation costs, diversion of technical and other resources, loss of clients or client data, negative publicity, or exposure to liability claims. Although we attempt to limit our potential liability through disclaimers and limitation of liability provisions in our license and client agreements, we cannot be certain that these measures will successfully limit our liability.
Financial & Market Risks
Earnings and Volatility (including LSV impact). Our earnings and cash flows are subject to volatility driven by multiple factors, including the performance of LSV Asset Management (LSV), in which we maintain a minority ownership interest. LSV is a significant contributor to our earnings, and we also receive partnership distribution payments from LSV on a quarterly basis that contribute to our operating cash flows. Volatility in the capital markets or poor investment performance by LSV, whether on a relative or absolute basis, could result in a significant reduction in its assets under management and revenues, as well as a decline in performance fees. In addition, our earnings and cash flow may be impacted by regulatory capital requirements applicable to certain subsidiaries, which may restrict the amount of capital available for distribution to the holding company. We also engage in strategic investments and acquisitions, such as our recent acquisition of Stratos, which require significant upfront expenditures and may not generate anticipated returns within expected timeframes. These factors, combined with potential increases in technology modernization costs and global expansion initiatives, could result in fluctuations in our earnings and operating cash flows. Failure to manage these risks effectively may negatively impact our financial condition and results of operations.
Interest Rate, Currency, and Tax Changes. Changes in interest rates, currency exchange rates, or tax laws could adversely affect our financial condition and operating results. While interest rates have recently declined, future movements, whether upward or downward, may impact our business. Rising rates could negatively affect the value of our fixed-income investment securities, including Government National Mortgage Association (GNMA) mortgage-backed securities held to satisfy regulatory requirements. Conversely, declining rates may reduce yields on cash balances and fixed-income investments, compress margins, and increase reinvestment risk. Currency fluctuations could negatively affect our revenues and earnings as we expand globally and operate in multiple jurisdictions. Additionally, changes in tax laws or interpretations of existing tax regulations may adversely affect our effective tax rates and future results of operations. We are subject to examinations by tax authorities in various jurisdictions, and the outcome of these examinations could result in additional tax liabilities. There can be no assurance that changes in interest rates, currency movements, or tax regulations will not have a material adverse effect on our business, financial condition, or results of operations.
Covenant Compliance. We are subject to financial and non-financial covenants under our senior unsecured revolving credit facilities. These covenants include restrictions on transactions with affiliates, the incurrence of liens, and certain types of indebtedness. Historically, our prior $325.0 million facility included a financial covenant limiting our leverage ratio to a maximum of 2.25× EBITDA. In August 2025, we entered into a new $500.0 million five-year senior unsecured revolving credit facility, which replaced the prior $325.0 million facility. The new facility extended the maturity to 2030, maintained similar non-financial covenants, and relaxed the leverage ratio covenant to 3.0× EBITDA, with a temporary allowance up to 3.5× under certain conditions. While these changes increase our borrowing capacity and flexibility, we remain subject to covenant compliance risk. If we fail to maintain compliance with these covenants, whether due to adverse operating results or other factors, we could be required to seek waivers or amendments, incur additional costs, or face restrictions on our ability to access credit, which could materially and adversely affect our liquidity and financial condition.
Holding Company Structure Implications. We are organized as a holding company and operate through a network of wholly- and partially-owned subsidiaries and affiliates. As a legal entity distinct from our operating entities, we do not engage in direct business operations. Instead, we rely on dividends and other payments from our subsidiaries to meet our obligations, including paying dividends to shareholders, repurchasing our common stock, and funding corporate expenses. Many of our subsidiaries are subject to regulatory requirements or other restrictions that may limit the amounts they can pay in dividends or other payments to us. Changes in applicable laws, regulatory actions, or other circumstances could further restrict their ability to make such payments. There can be no assurance that our subsidiaries will be able to make timely or sufficient payments to us, which could adversely affect our liquidity, financial condition, and ability to meet our corporate obligations.
Liquidity Risk (Including Alternative Investments). Our business is subject to risks arising from liquidity constraints. Maintaining adequate liquidity is crucial to our business operations, including transaction settlement and custody requirements. Liquidity risk may arise in periods of market stress, particularly in alternative investments such as private credit, infrastructure, and other illiquid asset classes. We may sometimes be required to fund timing differences arising from the delayed receipt of client funds associated with the settlement of client transactions in securities markets which could negatively impact liquidity. These timing differences are funded either with internally generated cash flow or, if needed, with funds drawn under our revolving credit facilities. Failure to effectively manage liquidity risk or adapt to changing market conditions could result in reduced revenues, increased redemption activity, and reputational harm.
Investment & Product Risks
Investment Performance and Fee Pressure. Our investment management business depends on the performance of our products and strategies. Poor investment returns, whether due to market conditions, underperformance relative to benchmarks or competitors, or errors in investment models, could reduce our ability to retain assets and attract new clients. This may lead to lower management and incentive fees.
Client preferences are evolving rapidly toward: AI-driven strategies and hyper-personalized solutions, sustainable and ESG-focused investments and alternative asset classes such as private credit and infrastructure. Failure to adapt our offerings to these trends could result in asset outflows and fee compression. Additionally, increased competition from passive products and low-cost providers continues to exert downward pressure on fees.
Insourcing Investment Functions and Operational Complexity. We have transitioned certain previously outsourced or sub-advised investment functions to internal management, increasing our direct responsibility for portfolio oversight and operations. While insourcing can enhance control and reduce third-party costs, it also introduces greater operational complexity and execution risk. To manage these functions effectively, we must expand internal capabilities, systems, and governance. If our teams or processes fail to meet required standards, we could experience investment underperformance or operational errors that directly affect clients. This shift creates new fixed costs and operational challenges, such as trading errors, valuation inaccuracies, or compliance failures. Without robust internal controls and specialized talent, we risk regulatory sanctions, client dissatisfaction, and reputational harm. In short, by internalizing sub-advisor functions, we assume greater direct risk for investment outcomes and operational integrity, and any failure in these areas could materially harm our performance and reputation.
Proprietary Capital Deployment and Conflicts of Interest. This year, we began investing a portion of our corporate capital in various investment strategies rather than holding excess cash. Deploying SEI’s capital into markets introduces new risks to our balance sheet and earnings. Unlike cash, these investments fluctuate with market conditions, exposing us to market and credit risk. Poor performance of proprietary investments, whether in equity, fixed income, or other assets, could lead to financial losses and increased earnings volatility. For example, a decline in the market value of securities we hold would reduce income and could materially affect financial results, particularly during periods of market stress. Additionally, investing our own capital in products or strategies we manage creates potential conflicts of interest. We must ensure decisions do not favor SEI’s proprietary portfolios over client portfolios. Any perception of prioritizing our own investments, such as allocating desirable opportunities to benefit our balance sheet at clients’ expense, could damage our reputation and erode trust. Regulators closely monitor such conflicts and require rigorous disclosure and management. Failure to manage these conflicts or comply with applicable regulations could result in enforcement actions, penalties, or mandated changes to our practices. In summary, while deploying corporate capital offers potential upside, it introduces significant risks: market losses can directly impact earnings, and misalignment between our investments and client interests could lead to regulatory sanctions and reputational harm. Strong risk management and conflict-of-interest controls are essential as we expand proprietary investing.
Fiduciary Risk. We provide fiduciary management services to institutional clients, including defined benefit and defined contribution plans. The ongoing decline in defined benefit plans in the U.S., U.K., and Canada has reduced revenue opportunities in this segment. Fee sensitivity and competition for fiduciary services have intensified, particularly as clients shift toward passive strategies and lower-cost solutions. Our growth strategy includes expanding into global markets and focusing on not-for-profit organizations, but these initiatives may not fully offset revenue declines.

Regulatory & Legal Risks
Regulatory Changes and Compliance Obligations. The financial services industry is subject to extensive and evolving regulations that impact our business globally. Failure to comply with applicable laws, regulations, rules, and codes of conduct could result in legal or regulatory sanctions, material financial loss (including fines, penalties, judgments, damages, or settlements), and reputational harm. Compliance obligations include privacy, anti-money laundering (“AML”), anti-corruption, and sanctions requirements, as well as operational resilience and consumer protection standards.
We operate under the oversight of multiple U.S. regulators, including the SEC, FINRA, CFTC, NFA, DOL, OCC, and state banking authorities, and our parent company is regulated by the FFIEC and subject to SEC oversight. Our foreign subsidiaries are regulated in jurisdictions such as the United Kingdom, Ireland, Canada, Luxembourg, South Africa, and the Cayman Islands. Regulatory initiatives often differ across jurisdictions, creating complexity and potential competitive disadvantages for multi-jurisdictional operations. Compliance with existing and emerging regulations, responding to examinations, and adapting to supervisory activities can significantly impact our operations, increase costs, and affect our ability to provide certain products or services. Rapid regulatory change also creates staffing challenges, as specialized expertise is required to manage compliance effectively.
Financial Crime, Sanctions, and Anti-Corruption. We are subject to stringent AML and counter-terrorist financing requirements under laws such as the Bank Secrecy Act, the USA PATRIOT Act, and the Anti-Money Laundering Act of 2020. These laws require financial institutions to implement AML programs, verify customer identities, and monitor and report suspicious activity. Recent developments extend AML obligations to registered investment advisers, requiring formal programs with designated compliance officers, training, and independent testing.
Outside the U.S., similar requirements apply across our global operations. Failure to maintain comprehensive AML programs could result in significant fines and enforcement actions. We are also subject to sanctions programs administered by authorities such as OFAC and anti-corruption laws including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act. Violations of these laws could lead to severe civil and criminal penalties, regulatory enforcement, and reputational damage.
Privacy and Data Protection. Our businesses are subject to privacy and data protection laws, including the Gramm-Leach-Bliley Act and the Fair and Accurate Credit Transactions Act in the U.S., the EU’s General Data Protection Regulation (GDPR), Canada’s PIPEDA, and similar laws in other jurisdictions. These laws impose strict requirements on data handling, cross-border transfers, and cybersecurity, with significant fines and litigation risk for noncompliance. Increasing global scrutiny of personal data practices may lead to stricter regulations, limiting information sharing among affiliates or with third parties and increasing compliance costs.
Conflicts of Interest. As a global financial services firm serving diverse clients, we face potential conflicts of interest in the normal course of business, including situations involving divergent interests among clients, between us and clients, or between employees and the firm. Our multi-channel business model and acquisitions may heighten these risks. While we maintain policies and controls to identify and manage conflicts, these measures may not prevent all issues. Regulatory bodies, such as the SEC, have increased focus on conflicts disclosure, and failure to manage conflicts effectively could result in litigation, enforcement actions, reputational harm, and loss of business.
As a publicly traded company, we also face conflicts of interest involving our directors and senior executives. These conflicts can arise when directors have outside business interests, serve on other boards, or hold personal investments that intersect with our business activities. Such situations may create perceived or actual conflicts between their fiduciary duties to shareholders and their personal or professional interests. We are subject to stringent governance and disclosure requirements under U.S. securities laws and SEC regulations, which mandate transparent reporting of related-party transactions and director independence. Failure to properly identify, disclose, and manage these conflicts could lead to regulatory scrutiny, shareholder litigation, reputational damage, and potential restrictions on our ability to execute strategic initiatives.
Litigation, Examinations, and Investigations. Our global operations expose us to a wide range of legal and regulatory risks, including litigation, governmental inquiries, and supervisory examinations. These risks arise from the complexity of our business model, the breadth of our product offerings, and the jurisdictions in which we operate. Litigation, examinations, and investigations represent a material risk to our financial condition, reputation, and ability to execute our strategy. The frequency and scope of these matters have increased industry-wide, and given our footprint and product mix, we expect these risks to remain significant.
We are currently subject to lawsuits and regulatory scrutiny, and these matters can result in significant financial exposure, reputational harm, and operational disruption. Litigation may involve class actions or large institutional plaintiffs, which can amplify potential damages and settlement costs.

Beyond active litigation, our investment management and administration activities involve complex functions such as recordkeeping, pricing, compliance monitoring, and distribution processing. Errors or misrepresentations in these areas could lead to regulatory sanctions, client claims, and reputational damage. Additionally, reliance on models and tools for investment decisions introduces risk if design flaws or incorrect assumptions go undetected, potentially resulting in fiduciary breaches and substantial liabilities.
Regulatory examinations and investigations, whether routine or triggered by specific events, can impose significant costs, require extensive remediation efforts, and divert management attention. These activities may also lead to enforcement actions, fines, or mandated changes to our business practices. The global nature of our operations means we face overlapping and sometimes conflicting regulatory regimes, increasing the complexity and cost of compliance.
Shareholder Activism. We may be subject to shareholder activism, which can cause material disruption to our business. Activist campaigns often focus on operational changes and governance issues, and their global expansion increases risks for multinational firms. Such efforts could result in substantial costs, diversion of management attention, and adverse impacts on stock price. Additionally, ESG ratings by third-party organizations may influence brand perception in ways we cannot control.
External & Environmental Risks
Geopolitical Instability. Geopolitical conflicts remain a significant source of risk to global business operations, with major wars ongoing and new tensions emerging. The Russia–Ukraine war is still unresolved, continuing to roil commodity markets and geopolitical stability. In the Middle East, the Israel–Hamas war has transitioned from active combat to a fragile ceasefire, yet regional volatility persists, recently drawing in Iran and other actors. Meanwhile, emerging flashpoints, notably the strategic rivalry between the U.S. and China, contribute to trade fragmentation and technological decoupling, posing longer-term supply chain and market risks. State-sponsored cyber threats have also escalated in tandem with these conflicts, threatening corporate and financial infrastructure.
Unforeseen or Catastrophic Events. We may also incur losses because of unforeseen or catastrophic events, including pandemics, extreme weather, or other natural disasters. These events can disrupt economic activity and impair our ability to operate effectively, leading to operational difficulties such as travel restrictions and workforce disruptions, increased costs and liquidity pressures, and adverse effects on revenue and profitability. The severity of these impacts depends on factors such as the duration of the event, government responses, and broader economic conditions, including inflation and labor market disruptions.
Climate Change and ESG Considerations. Climate change and ESG considerations present additional risks that could affect our operations, financial performance, and reputation. Extreme weather events may disrupt our operations or damage assets, including real estate investments, while the transition to a low-carbon economy may affect client financial health, reduce revenues, and increase credit risk. Our reputation and client relationships may also be harmed by our involvement—or perceived involvement—in industries linked to climate change. Regulatory developments, such as the EU’s ESG fund naming guidelines and U.S. state-level ESG enforcement actions, increase compliance complexity, and the lack of global harmonization in ESG standards creates fragmentation and competitive challenges. Stakeholder expectations regarding ESG commitments are evolving rapidly, and failure to meet ESG targets or allegations of “greenwashing” could lead to litigation, regulatory enforcement, and reputational damage. The politicization of ESG practices amplifies these risks.
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
•Organization: The Information Security team, led by the Chief Information Security Officer (CISO), is responsible for implementing and managing the Cybersecurity Program with executive oversight from the Chief Executive Officer and Chief Financial Officer/Chief Operating Officer, as well as oversight from our Board of Directors. Our CISO has extensive cybersecurity knowledge and skills gained from over 27 years of work experience on the information security team at SEI. In addition to the CISO’s cybersecurity experience, he has certifications in risk and information systems control along with information systems auditing;
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
Additional information about cybersecurity risks we face is discussed in Item 1A of Part I, “Risk Factors,” under the heading "Technology, Innovation & Cyber Risks" which should be read in conjunction with the information above.
Item 2. Properties.
Our corporate headquarters is located in Oaks, Pennsylvania and consists of ten buildings situated on approximately 134 acres. We own and operate the land and buildings, which encompass approximately 628,000 square feet of office space and 34,000 square feet of data center space. We lease other offices which aggregate 226,840 square feet.

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

2025	High	Low	Dividends
First Quarter	$86.95	$71.97	$—
Second Quarter	90.52	64.66	0.49
Third Quarter	93.96	84.23	—
Fourth Quarter	86.98	77.51	0.52

2024	High	Low	Dividends
First Quarter	$72.54	$61.58	$—
Second Quarter	71.81	63.66	0.46
Third Quarter	70.16	62.38	—
Fourth Quarter	87.25	68.56	0.49
According to the records of our transfer agent, there were 184 holders of record of our common stock on December 31, 2025. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
For information on our equity compensation plans, refer to "Note 7. Shareholders' Equity" included in our Notes to Consolidated Financial Statements and Item 12 of this Annual Report on Form 10-K.

Stock Performance Graph:
The following graph shows a comparison from December 31, 2020 through December 31, 2025 of the cumulative total return for our common stock, the NASDAQ Market Index and an Industry Index, a blend of indices including 79% NASDAQ US Asset Managers and Custodians and 21% NASDAQ US Software. This information is obtained from sources believed to be reliable; however, we cannot guarantee their accuracy. Returns are based on historical performance and are not indicative of future results.

Comparison of Cumulative Total Return of SEI Investments Company, Industry Index and Nasdaq Market Index:

SEI Investments Company
NASDAQ Market Index
Industry Index
DOLLARS
$225
$200
$175
$150
$125
$100
$75
2020
2021
2022
2023
2024
2025

ASSUMES $100 INVESTED ON DECEMBER 31, 2020
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDED DECEMBER 31,
Issuer Purchases of Equity Securities:
Our Board of Directors has authorized the repurchase of up to $7.378 billion worth of our common stock. Currently, there is no expiration date for our common stock repurchase program (See Note 7 to the Consolidated Financial Statements). On October 20, 2025, our Board of Directors approved an increase in the stock repurchase program by an additional $650.0 million.
Information regarding the repurchase of common stock during the three months ended December 31, 2025 is:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 2025	560,000	$82.97	560,000	$757,945,000
November 2025	305,000	81.03	305,000	733,222,000
December 2025	358,000	82.31	358,000	703,407,000
Total	1,223,000	82.29	1,223,000
(1) Average price paid per share does not include excise tax on stock repurchases.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(In thousands, except share and per-share data)
This discussion reviews and analyzes the consolidated financial condition, the consolidated results of operations and other factors that may affect future financial performance. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024 for the discussion of the results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023, which is incorporated by reference herein.
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
Overview
Consolidated Summary
SEI Investments Company is a leading global provider of financial technology, operations, and asset management services within the financial services industry. Our core capabilities unify technology, operations, and asset management to power clients’ transformation across advice, asset management, and administration. We deliver modular or end‑to‑end solutions through a single, modern infrastructure that integrates platform technology, custody, operations, and investment expertise.
Investment processing fees are earned as either monthly fees for contracted services or as a percentage of the market value of our clients' assets processed on our platforms. Investment operations and investment management fees are earned as a percentage of assets under management, administration or advised assets. As of December 31, 2025, through our subsidiaries and partnerships in which we have a significant interest, we manage, advise or administer approximately $1.9 trillion in assets.
Condensed Consolidated Statements of Operations for the years ended 2025, 2024 and 2023 were:

Year Ended December 31,	2025	2024	Percent Change*	2023	Percent Change
Revenues	$2,297,381	$2,125,151	8%	$1,919,793	11%
Expenses	1,670,070	1,573,410	6%	1,495,269	5%
Income from operations	627,311	551,741	14%	424,524	30%
Gain on sale of business	94,412	—	NM	—	NM
Equity in earnings of unconsolidated affiliates	132,685	135,741	(2)%	126,930	7%
Other income and expense items	61,925	59,275	4%	43,201	37%
Income before income taxes	916,333	746,757	23%	594,655	26%
Income taxes	198,783	165,566	20%	132,397	25%
Net income	717,550	581,191	23%	462,258	26%
Less: Net income attributable to non-controlling interests	2,245	—	NM	—	NM
Net income attributable to SEI Investments Company	$715,305	$581,191	23%	$462,258	26%
Diluted earnings per common share	$5.63	$4.41	28%	$3.46	27%
* Variances noted "NM" indicate the percent change is not meaningful.

Significant Items Impacting Our Financial Results in 2025
Revenues increased $172.2 million, or 8%, to $2.3 billion in 2025 compared to 2024. Net income attributable to SEI increased $134.1 million, or 23%, to $715.3 million and diluted earnings per share increased to $5.63 per share in 2025 compared to $4.41 per share in 2024. We believe the following items were significant to our business results during 2025:
•The sale of the Family Office Services business was completed in June 2025 resulting in a net gain of $94.4 million, or $0.58 diluted earnings per share recorded in the second quarter 2025. The gain from the sale is reflected in Gain on sale of business on the accompanying Consolidated Statement of Operations (See caption "Gain on sale of business" later in this discussion).
•Revenue from Assets under management, administration, and distribution fees increased in 2025 primarily from higher assets under administration due to cross sales to existing alternative investment clients of the Investment Managers segment as well as new sales within the segment. Average assets under administration increased $150.2 billion, or 15%, to $1.2 trillion during 2025, as compared to $1.0 trillion during 2024.
•Revenue from Asset management, administration and distribution fees also increased from market appreciation and positive cash flows into separately managed account programs and Strategist programs of the Investment Advisors segment. This was partially offset by negative cash flows and lower fee structures from SEI fund programs and fee reductions in separately managed account programs. Revenue growth was also partially offset by client losses in the Institutional Investors segment. Average assets under management in equity and fixed income programs, excluding LSV, increased $11.1 billion, or 6%, to $190.6 billion in 2025 as compared to $179.5 billion during 2024.
•Revenue from the SEI Integrated Cash Program in the Investment Advisors segment was $82.9 million during 2025 as compared to $51.5 million in 2024, an increase of $31.4 million due to the expansion of the program in late 2024.
•Revenue from Information processing and software servicing fees increased in 2025 primarily from new client conversions and growth from existing SEI Wealth PlatformSM (SWP) clients.
•Earnings from LSV decreased to $132.3 million in 2025 as compared to $135.7 million in 2024 due to negative cash flows from existing clients and client losses. Market appreciation of assets under management and increased performance fees partially offset the decrease in earnings from LSV.
•The increase in personnel costs was primarily due to business growth, primarily in the Investment Managers segment, and severance costs incurred from a reduction in force in fourth quarter 2025.
•Operating expenses increased primarily from higher technology and third-party vendor costs related to the Investment Managers and Private Banks segments due to business growth. In addition, direct costs associated with the separately managed accounts programs and other investment product programs of the Investment Advisors segment also contributed to the increase in operating expenses.
•Capitalized software development costs were $30.0 million in 2025, of which $19.2 million was for continued enhancements to SWP. Capitalized software development costs also include $10.8 million of software development costs in 2025 for SEI Scope, a new platform for the Investment Managers segment placed into service during the third quarter 2025.
•Amortization expense related to SWP was $29.0 million in 2025 as compared to $27.5 million in 2024. Amortization expense related to the SEI Scope platform was $2.2 million in 2025.
•Interest and dividend income, net of interest expense, was $39.9 million in 2025 as compared to $48.9 million in 2024. The decrease was due to an overall decrease in interest rates and lower invested cash balances.
•In December 2025, SEI completed the first stage of our strategic investment in the Stratos business (Stratos), a network of affiliated companies focused on supporting the success of financial advisors for a cash consideration of $440.8 million. The financial results of Stratos are included in the Investment Advisors segment and were insignificant in 2025 (See Note 14 to the Notes to Consolidated Financial Statements).
•Corporate overhead costs in 2025 include $8.5 million for one-time financial advisor fees related to the Stratos acquisition.
•Effective tax rates were 21.7% during 2025 and 22.2% during 2024 (See the caption "Income Taxes" later in this discussion for more information).
•SEI repurchased 7.5 million shares of its common stock at an average price of $82.61 per share for a total cost of $616.2 million and paid $124.2 million in cash dividends to shareholders during 2025.
•SEI made a seed capital investment of $50.0 million in the LSV Global Equity Market Neutral Fund, LP (LSV GEMNF) in July 2025 and consolidated the accounts of the fund into its financial statements. The LSV GEMNF recognized a gain of $7.1 million during 2025 from the change in fair value of the fund. SEI's portion of this gain was $5.3 million.

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
Business Acquisitions
To enhance our capabilities, scale our competitive presence, or enable strategic growth, we pursue selective acquisitions as part of our capital allocation strategy. If we are not able to successfully integrate our past and future acquisitions, or we do not fully realize the anticipated benefits, synergies or objectives of these transactions, we may incur additional costs such as impairment charges to goodwill or intangible assets recognized from acquisitions that could adversely affect our results of operations or financial condition.

Ending Asset Balances
This table presents ending asset balances of our clients, or of our clients’ customers, for which we provide management or administrative services through our subsidiaries and partnerships in which we have a significant interest.

Ending Asset Balances
(In millions)	As of December 31,
			Percent Change		Percent Change
	2025	2024		2023
Investment Managers:
Collective trust fund programs (A)	$243,244	$202,384	20%	$156,376	29%
Liquidity funds	579	188	208%	114	65%
Total assets under management	$243,823	$202,572	20%	$156,490	29%
Client assets under administration (E)	1,239,606	1,032,812	20%	920,757	12%
Total assets	$1,483,429	$1,235,384	20%	$1,077,247	15%
Private Banks:
Equity and fixed-income programs	$29,832	$25,523	17%	$24,496	4%
Collective trust fund programs	3	4	(25)%	4	—%
Liquidity funds	2,099	2,688	(22)%	3,916	(31)%
Total assets under management	$31,934	$28,215	13%	$28,416	(1)%
Client assets under administration	9,115	8,340	9%	7,267	15%
Total assets	$41,049	$36,555	12%	$35,683	2%
Investment Advisors:
Equity and fixed-income programs	$86,879	$76,283	14%	$71,634	6%
Liquidity funds	3,561	3,105	15%	4,812	(35)%
Total Platform assets under management	$90,440	$79,388	14%	$76,446	4%
Platform-only assets	33,582	25,244	33%	18,324	38%
Platform-only assets-deposit program	2,461	2,398	3%	843	NM
Total Platform assets	$126,483	$107,030	18%	$95,613	12%
Institutional Investors:
Equity and fixed-income programs	$84,254	$75,482	12%	$77,209	(2)%
Liquidity funds	1,604	1,511	6%	1,734	(13)%
Total assets under management	$85,858	$76,993	12%	$78,943	(2)%
Client assets under advisement	3,598	5,955	(40)%	6,120	(3)%
Total assets	$89,456	$82,948	8%	$85,063	(2)%
Investments in New Businesses:
Equity and fixed-income programs	$3,044	$2,747	11%	$2,174	26%
Liquidity funds	316	297	6%	209	42%
Total assets under management	$3,360	$3,044	10%	$2,383	28%
Client assets under advisement	2,389	2,185	9%	1,150	90%
Client assets under administration (E)	—	14,791	(100)%	14,807	—%
Total assets	$5,749	$20,020	(71)%	$18,340	9%
LSV:
Equity and fixed-income programs (B)	$99,196	$86,501	15%	$89,312	(3)%

Stratos (F)	$38,377	$—	NM	$—	NM

Total:
Equity and fixed-income programs (C)	$303,205	$266,536	14%	$264,825	1%
Collective trust fund programs	243,247	202,388	20%	156,380	29%
Liquidity funds	8,159	7,789	5%	10,785	(28)%
Total assets under management	$554,611	$476,713	16%	$431,990	10%
Advised assets	5,987	8,140	(26)%	7,270	12%
Client assets under administration (D)	1,248,721	1,055,943	18%	942,831	12%
Platform-only assets	36,043	$27,642	30%	19,167	44%
Stratos	38,377	$—	NM	—	NM
Total assets	$1,883,739	$1,568,438	20%	$1,401,258	12%
(A)    Collective trust fund program assets are included in assets under management since SEI is the trustee. Fees earned on this product are less than fees earned on customized asset management programs.
(B)    Equity and fixed-income programs include $1.5 billion of assets managed by LSV in which fees are based solely on performance and are not calculated as an asset-based fee (as of December 31, 2025).
(C)    Equity and fixed-income programs include $8.1 billion of assets invested in various asset allocation funds at December 31, 2025.
(D)    In addition to the assets presented, SEI also administers an additional $13.0 billion in Funds of Funds assets on which SEI does not earn an administration fee (as of December 31, 2025).
(E)    Client assets under administration related to the Family Office Services business divested on June 30, 2025 (See Note 14 to the Consolidated Financial Statements).
(F)    Stratos is a network of affiliated companies that provides financial services to $38.4 billion in client assets across business models and affiliation structures (as of November 30, 2025).

Average Asset Balances
This table presents average asset balances of our clients, or of our clients’ customers, for which we provide management or administrative services through our subsidiaries and partnerships in which we have a significant interest.

Average Asset Balances
(In millions)	For the Year Ended December 31,
			Percent Change		Percent Change
	2025	2024		2023
Investment Managers:
Collective trust fund programs (A)	$223,795	$187,604	19%	$148,097	27%
Liquidity funds	355	226	57%	261	(13)%
Total assets under management	$224,150	$187,830	19%	$148,358	27%
Client assets under administration (E)	1,140,140	990,305	15%	859,596	15%
Total assets	$1,364,290	$1,178,135	16%	$1,007,954	17%
Private Banks:
Equity and fixed-income programs	$27,391	$25,336	8%	$23,638	7%
Collective trust fund programs	3	5	(40)%	6	(17)%
Liquidity funds	2,734	3,077	(11)%	3,537	(13)%
Total assets under management	$30,128	$28,418	6%	$27,181	5%
Client assets under administration	8,599	8,027	7%	4,976	61%
Total assets	$38,727	$36,445	6%	$32,157	13%
Investment Advisors:
Equity and fixed-income programs	$80,637	$75,115	7%	$68,407	10%
Liquidity funds	3,345	4,073	(18)%	4,960	(18)%
Total Platform assets under management	$83,982	$79,188	6%	$73,367	8%
Platform-only assets	29,281	22,100	32%	16,026	38%
Platform-only assets-deposit program	2,153	1,274	NM	70	NM
Total Platform assets	$115,416	102,562	13%	89,463	15%
Institutional Investors:
Equity and fixed-income programs	$79,719	$76,623	4%	$74,550	3%
Liquidity funds	1,816	1,976	(8)%	1,636	21%
Total assets under management	$81,535	$78,599	4%	$76,186	3%
Client assets under advisement	5,817	7,231	(20)%	4,479	61%
Total assets	$87,352	$85,830	2%	$80,665	6%
Investments in New Businesses:
Equity and fixed-income programs	$2,872	$2,421	19%	$2,053	18%
Liquidity funds	265	375	(29)%	205	83%
Total assets under management	$3,137	$2,796	12%	$2,258	24%
Client assets under advisement	2,343	1,801	30%	1,089	65%
Client assets under administration (E)	14,774	14,949	(1)%	15,773	(5)%
Total assets	$20,254	$19,546	4%	$19,120	2%
LSV:
Equity and fixed-income programs (B)	$91,871	$90,908	1%	$85,661	6%

Stratos (F)	$38,085	$—		$—

Total:
Equity and fixed-income programs (C)	$282,490	$270,403	4%	254,309	6%
Collective trust fund programs	223,798	187,609	19%	148,103	27%
Liquidity funds	8,515	9,727	(12)%	10,599	(8)%
Total assets under management	$514,803	$467,739	10%	$413,011	13%
Client assets under advisement	8,160	9,032	(10)%	5,568	62%
Client assets under administration (D)	1,163,513	1,013,281	15%	880,345	15%
Platform-only assets	31,434	23,374	34%	16,096	45%
Stratos	38,085	—	NM	—	NM
Total assets	$1,755,995	$1,513,426	16%	$1,315,020	15%

(A)    Collective trust fund program average assets are included in assets under management since SEI is the trustee. Fees earned on this product are less than fees earned on customized asset management programs.
(B)    Equity and fixed-income programs include assets managed by LSV in which fees are based solely on performance and are not calculated as an asset-based fee. The average value of these assets for the year ended December 31, 2025 was $1.4 billion.
(C)    Equity and fixed-income programs include $6.8 billion of average assets invested in various asset allocation funds for the year ended December 31, 2025.
(D)    In addition to the assets presented, SEI also administers an additional $11.4 billion of average assets in Funds of Funds assets for the year ended December 31, 2025 on which SEI does not earn an administration fee.
(E)    Client assets under administration related to the Family Office Services business. The amount for 2025 only includes the period from January 1, 2025 through June 30, 2025, reflecting the divestiture of the Family Office Services business on June 30, 2025 (See Note 14 to the Consolidated Financial Statements).
(F)    Stratos is a network of affiliated companies that provides financial services to $38.1 billion in average client assets across business models and affiliation structures during the fourth-quarter 2025.
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

Business Segments
Revenues, Expenses and Operating profit (loss) for our business segments for the year ended 2025 compared to the year ended 2024, and for the year ended 2024 compared to the year ended 2023 were:

Year Ended December 31,	2025	2024	Percent Change	2023	Percent Change
Investment Managers:
Revenues	$815,005	$728,390	12%	$645,254	13%
Expenses	494,296	453,085	9%	419,196	8%
Operating profit	$320,709	$275,305	16%	$226,058	22%
Operating margin	39%	38%		35%
Private Banks:
Revenues	572,939	541,414	6%	496,317	9%
Expenses	474,935	460,375	3%	448,490	3%
Operating profit	$98,004	$81,039	21%	$47,827	69%
Operating margin	17%	15%		10%
Investment Advisors:
Revenues	577,397	509,408	13%	436,298	17%
Expenses	311,662	282,902	10%	259,142	9%
Operating profit	$265,735	$226,506	17%	$177,156	28%
Operating margin	46%	44%		41%
Institutional Investors:
Revenues	282,498	285,723	(1)%	289,708	(1)%
Expenses	148,132	154,701	(4)%	165,455	(6)%
Operating profit	$134,366	$131,022	3%	$124,253	5%
Operating margin	48%	46%		43%
Investments in New Businesses:
Revenues	49,542	60,216	(18)%	52,216	15%
Expenses	60,222	74,699	(19)%	70,745	6%
Operating loss	$(10,680)	$(14,483)	(26)%	$(18,529)	(22)%
For additional information pertaining to our business segments, see Note 12 to the Consolidated Financial Statements.

Investment Managers
Revenues increased $86.6 million, or 12%, in 2025 compared to the prior year. Revenues during 2025 were primarily affected by:
•Increased revenues from additional services provided to our largest alternative fund clients; and
•Positive cash flows into alternative and traditional funds from new and existing clients; partially offset by
•Client losses and fund closures.
Operating margins were 39% in 2025 and 38% in 2024. Operating income increased $45.4 million, or 16%, in 2025 compared to the prior year. Operating income during 2025 was primarily affected by:
•An increase in revenues as mentioned above; partially offset by
•Increased costs associated with new business, primarily personnel costs, technology and third-party vendor costs; and
•Costs to enhance, support and maintain technologies and investment service capabilities.
Private Banks

Year Ended December 31,	2025	2024	Percent Change	2023	Percent Change
Revenues:
Investment processing and software servicing fees	$432,771	$401,267	8%	$363,730	10%
Asset management, administration & distribution fees	140,168	140,147	—%	132,587	6%
Total revenues	$572,939	$541,414	6%	$496,317	9%
Revenues increased $31.5 million, or 6%, in 2025 compared to the prior year. Revenues during 2025 were primarily affected by:
•Increased investment processing fees from new SWP client conversions and growth from existing SWP clients due to market appreciation and increased transaction volumes;
•Increased investment management fees from existing international clients due to market appreciation; and
•Various one-time buyout fees from lost clients; partially offset by
•Negative cash flows and fee reductions from existing international clients; and
•Lower investment processing fees from the recontracting of existing clients and client losses.
Operating margins were 17% in 2025 and 15% in 2024. Operating income increased $17.0 million, or 21%, in 2025 compared to the prior year. Operating income in 2025 was primarily affected by:
•An increase in revenues as mentioned above; partially offset by
•Increased costs, mainly personnel, technology and third-party vendor costs supporting operations.
Investment Advisors

Year Ended December 31,	2025	2024	Percent Change	2023	Percent Change
Revenues:
Investment management fees-SEI fund programs	$225,196	$233,992	(4)%	$239,244	(2)%
Separately managed account fees	230,050	197,638	16%	174,418	13%
Other fees	122,151	77,778	57%	22,636	244%
Total revenues	$577,397	$509,408	13%	$436,298	17%
Revenues increased $68.0 million, or 13%, in 2025 compared to the prior year. Revenues during 2025 were primarily affected by:
•Increased fees from separately managed account programs and Strategist programs due to growth from new and existing clients and market appreciation; and
•Increased fee revenue of $31.4 million from the SEI Integrated Cash Program; partially offset by
•Decreased investment management fees from SEI fund programs resulting from the continued shift out of SEI fund programs into separately managed accounts and other investment products; and
•Lower fee structures in SEI fund programs and fee reductions in our separately managed account programs.

Operating margins were 46% in 2025 and 44% in 2024. Operating income increased $39.2 million, or 17%, in 2025 compared to the prior year. Operating income in 2025 was primarily affected by:
•An increase in revenues as mentioned above; partially offset by
•Increased direct expenses associated with the increase in separately managed account fees; and
•Increased personnel costs from business growth.
Institutional Investors
Revenues decreased $3.2 million, or 1%, in 2025 compared to the prior year. Revenues during 2025 were primarily affected by:
•Decreased investment management fees from client losses; partially offset by
•Increased investment management fees from existing clients due to higher assets under management due to market appreciation; and
•Revenues from new Outsourced Chief Investment Officer (OCIO) platform clients.
Operating margins were 48% in 2025 and 46% in 2024. Operating income increased $3.3 million, or 3%, in 2025 compared to the prior year. Operating income during 2025 was primarily affected by:
•Decreased direct expenses associated with investment management fees; and
•Decreased personnel costs; partially offset by
•A decrease in revenues as mentioned above.
Investments in New Businesses

	2025	2024	Percent Change	2023	Percent Change
Revenues:
SEI Private Wealth Management	$22,277	$20,501	9%	$18,244	12%
SEI Family Office Services	18,002	34,641	(48)%	32,234	7%
Other	9,263	5,074	83%	1,738	192%
Total revenues	$49,542	$60,216	(18)%	$52,216	15%
Revenues decreased $10.7 million, or 18%, in 2025 compared to the prior year. Revenues during 2025 were primarily affected by:
•The divestiture of the SEI Family Office Services business in June 2025; partially offset by
•Increased revenues from SEI Private Wealth Management through higher assets under advisement due to market appreciation and new business.
Other
Corporate overhead expenses
Corporate overhead expenses primarily consist of general and administrative expenses and other costs not directly attributable to a reportable business segment. Corporate overhead expenses were $180.9 million, $147.6 million and $132.2 million in 2025, 2024 and 2023, respectively. The increase in corporate overhead expenses during 2025 was primarily due to increases in personnel costs, severance costs, and legal and financial advisor fees related to M&A activity.
Other income and expense items
Other income and expense items on the accompanying Consolidated Statements of Operations consist of:

Year Ended December 31,	2025	2024	2023
Equity in earnings of unconsolidated affiliates	$132,685	$135,741	$126,930
Gain on sale of business	94,412	—	—
Interest and dividend income	39,921	48,897	41,027
Net gain from investments	5,804	2,790	2,757
Interest expense	(609)	(563)	(583)
Other income	9,684	8,151	—
Net gain from consolidated variable interest entities	7,125	—	—
Total other income and expense items, net	$289,022	$195,016	$170,131

Equity in earnings of unconsolidated affiliates
Equity in earnings of unconsolidated affiliates primarily includes the earnings from our 38.5% ownership interest in LSV. The table below presents the revenues and net income of LSV and our proportionate share in LSV's earnings.

	2025	2024	Percent Change	2023	Percent Change
Revenues	$455,783	$457,589	—%	$426,270	7%
Net income	342,989	351,815	(3)%	328,905	7%

SEI's proportionate share in the earnings of LSV	$132,265	$135,741	(3)%	$126,930	7%
The decrease in earnings from LSV in 2025 was primarily due to negative cash flows from existing clients and client losses. Higher assets under management from market appreciation and higher performance fees partially offset the decrease in earnings from LSV. Average assets under management by LSV increased $1.0 billion to $91.9 billion during 2025 as compared to $90.9 billion during 2024, an increase of 1%.
Gain on sale of business
In February 2025, we announced the entry into a definitive agreement with Aquiline, a private investment firm specializing in financial services and technology, to acquire our Family Office Services business. We completed the sale on June 30, 2025 and recognized a gain of $94.4 million, net of transaction costs and certain other purchase price adjustments. Prior to the divestiture, the Family Office Services business was reported in our Investments in New Businesses segment.
Interest and dividend income
Interest and dividend income is earned based upon the amount of cash that is invested daily. The decrease in interest and dividend income in 2025 was due to an overall decline in interest rates and lower invested cash balances.
Net gain from investments
Net gain from investments during 2025 was primarily due to realized and unrealized gains and losses recorded in current earnings related to the investment funds sponsored by LSV, equity holdings and SEI-sponsored investment products (See Note 5 to the Consolidated Financial Statements).
Other income
We recognized a gains of $4.4 million from an insurance recovery and $4.5 million from the settlement of a matter with a third-party vendor during 2025. Other income during 2024 is related to a net gain of $8.2 million recognized from the sale of property located in New York, New York.
Net gain from consolidated variable interest entities
Net gain from consolidated variable interest entities in 2025 reflects the total net gains of the LSV Global Market Neutral Fund LP consolidated into our financial statements. The portion of this gain associated with our investment in the fund was $5.3 million during 2025. The portion associated with other investors in the fund is eliminated through income attributable to non-controlling interests in the accompanying Consolidated Statement of Operations (See Notes 1 and 18 to the Consolidated Financial Statements).
Amortization
Amortization expense on the accompanying Consolidated Statements of Operations consists of:

	2025	2024	Percent Change	2023	Percent Change
Capitalized software development costs	$31,283	$28,100	11%	$26,227	7%
Intangible assets	14,776	13,448	10%	12,161	11%
Other	582	321	81%	281	14%
Total amortization expense	$46,641	$41,869	11%	$38,669	8%
Capitalized software development costs
The increase in amortization expense related to capitalized software development costs was primarily due to significant enhancements to SWP and the placement into service of SEI Scope during the third quarter 2025. We expect to recognize amortization expense of $35.9 million related to all capitalized software development costs in 2026.

Intangible assets
The increase in amortization expense related to intangible assets and asset purchases was due to the acquisition of the U.S.-based Stratos business during the fourth quarter 2025 (See Note 14 to the Consolidated Financial Statements). We expect to recognize amortization expense of $31.4 million related to all intangible assets in 2026.
Income Taxes

	2025	2024	Percent Change	2023	Percent Change
Provision for income taxes	198,783	165,566	20%	132,397	25%

Effective income tax rate	21.7%	22.2%		22.3%
The effective tax rate is affected by recurring items, such as the U.S. federal tax rates and tax rates in various states and foreign jurisdictions and the relative amount of income earned in those jurisdictions. The income earned by jurisdiction has been fairly consistent. The effective tax rate is also affected by discrete items that may occur in any given year, but are not consistent from year to year (See Note 11 to the Consolidated Financial Statements for more information).
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
Stock-Based Compensation
During 2025, 2024 and 2023, we recognized approximately $53.6 million, $58.6 million and $31.3 million, respectively, in stock-based compensation expense. Our stock-based compensation expense in 2025 primarily consisted of $28.2 million related to stock options and $24.5 million related to restricted stock units (RSUs). The amount of stock-based compensation expense related to stock options is recognized based upon an estimate of when the financial vesting targets may be achieved. Any change in estimate could result in the remaining amount of stock-based compensation expense to be accelerated, spread out over a longer period, or reversed. This may cause volatility in the recognition of stock-based compensation expense and materially affect earnings (See Note 7 to the Consolidated Financial Statements for more information).
During 2024 and 2023, we revised the estimates of when certain vesting targets for stock options were expected to be achieved. These changes in estimates resulted in an increase of $11.2 million in 2024 and a decrease of $6.9 million in 2023. There was no revision of management's estimate during 2025.
There was approximately $64.3 million of unrecognized compensation cost related to unvested employee stock options at December 31, 2025 and we expect to recognize approximately $29.1 million in stock-based compensation costs for stock options in 2026.
There was approximately $49.7 million of unrecognized compensation cost related to RSUs at December 31, 2025 and we expect to recognize approximately $24.9 million in stock-based compensation costs for RSUs in 2026.
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
SEI and some of our regulated subsidiaries have undergone or been scheduled to undergo a range of periodic or thematic reviews, examinations or investigations by numerous regulatory authorities around the world, including the Office of the Comptroller of the Currency, the Securities and Exchange Commission, the Financial Industry Regulatory Authority, the Financial Conduct Authority of the United Kingdom (FCA), the Central Bank of Ireland (CBI), the Commission de Surveillance du Secteur Financier of the Grand Duchy of Luxembourg (CSSF), and others. These regulatory activities typically result in the identification of matters or practices to be addressed by us or our subsidiaries and, in certain circumstances, the regulatory authorities require remediation activities or pursue enforcement proceedings against us or our subsidiaries. As described under the caption “Regulatory Considerations” in Item 1 of this report, the range of possible sanctions that are available to regulatory authorities include limitations on our ability to engage in business for specified periods of time or with certain restrictions, the revocation of registration, censures and fines. The direct and indirect costs of responding to these regulatory activities and of complying with new or modified regulations, as well as the potential financial costs and potential reputational impact against us of any enforcement proceedings that might result, is uncertain but could have a material adverse impact on our operating results or financial position.
Liquidity and Capital Resources

Year Ended December 31,	2025	2024	2023
Net cash provided by operating activities	$607,662	$622,343	$447,030
Net cash used in investing activities	(399,092)	(117,302)	(141,543)
Net cash used in financing activities	(589,498)	(494,401)	(331,324)
Effect of exchange rate changes on cash and cash equivalents	11,330	(5,445)	7,476
Net (decrease) increase in cash and cash equivalents	(369,598)	5,195	(18,361)
Cash and cash equivalents and cash and cash equivalents held at consolidated variable interest entities, beginning of year	840,193	834,998	853,359
Cash and cash equivalents and cash and cash equivalents held at consolidated variable interest entities, end of year	$470,595	$840,193	$834,998
Our credit facility provides for borrowings up to $500.0 million and is scheduled to expire in August 2030. As of January 30, 2026, we had outstanding letters of credit of $4.6 million which reduced the amount available under the credit facility. These letters of credit were primarily issued for the expansion of the corporate headquarters and are due to expire in 2026. As of January 30, 2026, the amount of the credit facility available for corporate purposes was $495.4 million.
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
The majority of excess cash reserves are primarily placed in accounts located in the United States that invest in commercial paper and SEI-sponsored money market mutual funds denominated in the U.S. dollar. We also utilize demand deposit accounts or money market accounts at several well-established financial institutions located in the United States. Accounts used to manage these excess cash reserves do not impose any restrictions or limitations that would prevent us from being able to access such cash amounts immediately. As of January 30, 2026, the amount of cash and cash equivalents considered free and immediately accessible for other general corporate purposes was $146.9 million.
Cash and cash equivalents include cash of $70.8 million held in accounts of the LSV Global Equity Market Neutral Fund, LP consolidated into our financial statements and may only be used to settle obligations of the fund (See Note 18 to the Consolidated Financial Statements).
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
Cash flows from operations decreased $14.7 million in 2025 compared to 2024 primarily from higher receivables from clients of the Investment Managers segment, a decrease in accrued liabilities, lower partnership distributions from our unconsolidated affiliate, LSV, and non-cash items. The decrease in cash flows from operations was partially offset by the increase in net income.

Net cash used in investing activities includes:
•Purchases, sales and maturities of marketable securities. Our purchases, sales and maturities of marketable securities during 2025, 2024 and 2023 were as follows:

	2025	2024	2023
Purchases	$(157,510)	$(177,025)	$(143,389)
Sales and maturities	123,800	152,917	121,988
Net investing activities from marketable securities	$(33,710)	$(24,108)	$(21,401)
See Note 5 to the Consolidated Financial Statements for more information related to marketable securities.
•The capitalization of costs incurred in developing computer software. We capitalized $30.0 million, $24.3 million and $34.0 million of software development costs in 2025, 2024 and 2023, respectively. Our software development costs are related to significant enhancements for the expanded functionality of the SEI Wealth Platform and the development of a new platform for the Investment Managers segment (See Note 1 to the Consolidated Financial Statements).
•Capital expenditures. Capital expenditures in 2025, 2024 and 2023 primarily include capital outlays for purchased software and equipment for data center operations. We continue to evaluate improvements to our information technology infrastructure which, if implemented, will result in additional expenditures for purchased software and equipment for data center operations.
•Cash paid for acquisitions, net of cash acquired. In 2025, we made a net cash payment of $440.8 million for the acquisition of the U.S.-based Stratos business, which includes $118.6 million held in escrow for payment of additional interest in minority entities held by Stratos that were settled on January 2, 2026 (See Note 14 to the Consolidated Financial Statements).
•Proceeds from business divestiture. We received gross proceeds of $116.0 million at the closing of the sale of the Family Office Services business in June 2025.
Net cash used in financing activities includes:
•The repurchase of our common stock. The Board of Directors has authorized the repurchase of common stock through multiple authorizations. Currently, there is no expiration date for the common stock repurchase program. The following table lists information regarding repurchases of common stock during 2025, 2024 and 2023:

Year	Total Number of Shares Repurchased	Average Price Paid per Share	Total Cost
2025	7,459,000	$82.61	$616,194
2024	6,840,000	74.92	512,477
2023	5,237,000	59.34	310,769
•Proceeds from the issuance of our common stock. We received $144.2 million, $126.0 million and $101.2 million in proceeds from the issuance of common stock during 2025, 2024 and 2023, respectively. The proceeds we receive from the issuance of common stock is directly attributable to the levels of stock option exercise activity.
•Dividend payments. Cash dividends paid during 2025, 2024 and 2023 were as follows:

Year	Cash Dividends Paid	Cash Dividends Paid per Share
2025	$124,198	$0.98
2024	120,346	0.92
2023	114,837	0.86
The Board of Directors declared a semi-annual cash dividend of $0.52 per share on December 12, 2025. The dividend was paid on January 12, 2026 for a total of $63.6 million.
Cash Requirements
Cash requirements and liquidity needs are primarily funded through cash flow from operations and our capacity for additional borrowing. At December 31, 2025, unused sources of liquidity consisted of cash and cash equivalents and the amount available under our credit facility.
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
Goodwill is tested for impairment at the reporting unit level annually or more frequently if events or changes in circumstances would more likely than not reduce the fair value of a reporting unit below its carrying value. We have four reporting units subject to goodwill impairment testing. As of December 31, 2025, no impairment of goodwill has been identified.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Information required by this item is set forth under the caption "Market-Driven Risks" under the heading "Strategic & Business Model Risks" and under the caption "Interest Rate, Currency, and Tax Changes" under the heading "Financial & Market Risks" in Item 1A, Risk Factors.

Item 8. Financial Statements and Supplementary Data.
All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
SEI Investments Company:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of SEI Investments Company and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule II referred to in Item 15(2) of this Form 10-K (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Recoverability of SEI Wealth PlatformSM (SWP) Capitalized Software Development Costs
As discussed in Note 1 to the consolidated financial statements, the Company's capitalized software development costs primarily relate to the further development of SWP. As of December 31, 2025, the net book value of SWP was $194,246. The Company evaluates the carrying value of capitalized software development costs when circumstances indicate the carrying value may not be recoverable. The review of capitalized software development costs for recoverability requires significant assumptions about operating strategies, underlying technologies utilized, and external market factors. External market factors include, but are not limited to, expected levels of competition, barriers to entry by potential competitors, stability in the target market and governmental regulations.

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
Evaluation of the fair value of acquired client relationships
As discussed in Note 14 to the consolidated financial statements, the Company, through its wholly-owned indirect subsidiary SEI-Eclipse Holding Company, LLC, closed the first stage of a transaction acquiring all of the outstanding equity of Stratos US Holdings (Stratos) on December 3, 2025 for a combination of cash and equity consideration. The Company accounted for the acquisition as a business combination using the acquisition method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The Company used the multi-period excess earnings method under the income approach to determine the estimated acquisition date fair values of the client relationships intangible assets to be $300.7 million. The significant assumptions used to estimate the fair values of client relationships included forecasted revenues, expected customer attrition rates, and a discount rate applied.
We identified the evaluation of the fair value of the client relationships acquired in the Stratos business combination as a critical audit matter. Subjective auditor judgment, including specialized skills and knowledge, was required to evaluate the discount rate used to estimate the fair value of the acquired client relationships.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s acquisition date valuation process. This included controls related to the determination and development of the discount rate used to estimate the fair value of the acquired client relationships. We performed sensitivity analyses over the discount rate to assess the impact of changes in that assumption on the Company’s determination of the acquisition-date fair values. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the discount rate used to determine the fair value of the acquired client relationships by:
- independently developing a weighted average cost of capital (WACC) based on publicly available market data for comparable entities
- recalculating the Company’s determination of the WACC used to determine the discount rates
- reconciling the Company’s determination of the WACC to the Company’s weighted average return on assets and internal rate of return.
/s/ KPMG LLP
We have served as the Company’s auditor since 2014.
Philadelphia, Pennsylvania
February 23, 2026

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
SEI Investments Company:
Opinion on Internal Control Over Financial Reporting
We have audited SEI Investments Company and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and December 31, 2024, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule II referred to in Item 15(2) of this Form 10-K (collectively, the consolidated financial statements), and our report dated February 23, 2026 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired the U.S. business of Stratos Wealth Holdings during 2025, and management excluded the internal control over financial reporting related to the U.S. business of Stratos Wealth Holdings from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. The U.S. business of Stratos Wealth Holdings, representing approximately 2% of total assets and less than 1% of total revenues of the Company, are included in the consolidated financial statements of the Company as of and for the year ended December 31, 2025. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the U.S. business of Stratos Wealth Holdings.
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
/s/ KPMG LLP
Philadelphia, Pennsylvania
February 23, 2026

Consolidated Balance Sheets	SEI Investments Company
(Dollars in thousands, except per-share data)	and Subsidiaries

December 31,	2025	2024
Assets
Current Assets:
Cash and cash equivalents	$399,804	$840,193
Receivables from investment products	63,317	54,118
Receivables, net of allowance for doubtful accounts of $1,916 and $1,435	709,748	567,634
Securities owned	33,777	29,583
Other current assets	66,691	60,282
Total Current Assets	1,273,337	1,551,810
Property and Equipment, net of accumulated depreciation of $468,700 and $493,219	150,434	159,643
Operating Lease Right-of-Use Assets	26,447	28,905
Capitalized Software, net of accumulated amortization of $669,896 and $641,071	234,272	236,023
Investments	428,004	315,567
Assets of Consolidated Variable Interest Entities	183,994	—
Goodwill	354,989	170,287
Intangible Assets, net of accumulated amortization of $49,534 and $55,835	368,272	77,370
Deferred Contract Costs	53,345	45,855
Deferred Income Taxes	8,048	51,984
Deposits on Future Acquisitions	118,606	—
Other Assets, net	60,096	47,162
Total Assets	$3,259,844	$2,684,606
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	SEI Investments Company
(Dollars in thousands, except per-share data)	and Subsidiaries

December 31,	2025	2024
Liabilities, Redeemable Non-controlling Interests and Equity
Current Liabilities:
Accounts payable	$5,404	$13,081
Accrued liabilities	359,823	347,513
Current portion of long-term operating lease liabilities	8,677	7,900
Deferred revenue	13,307	12,019
Total Current Liabilities	387,211	380,513
Liabilities of Consolidated Variable Interest Entities	108,504	—
Long-term Income Taxes Payable	—	803
Deferred Income Taxes	16,842	—
Long-term Operating Lease Liabilities	19,885	24,235
Other Long-term Liabilities	23,626	26,943
Total Liabilities	556,068	432,494
Commitments and Contingencies
Redeemable Non-controlling Interests	243,959	—
Equity:
Shareholders' Equity:
Common stock, $.01 par value, 750,000,000 shares authorized; 122,232,251 and 126,839,734 shares issued and outstanding	1,222	1,268
Capital in excess of par value	1,678,787	1,539,816
Retained earnings	792,280	758,003
Accumulated other comprehensive loss, net	(24,505)	(46,975)
Total SEI Shareholders' Equity	2,447,784	2,252,112
Non-controlling interests	12,033	—
Total Equity	2,459,817	2,252,112
Total Liabilities, Redeemable Non-controlling Interests and Equity	$3,259,844	$2,684,606
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations	SEI Investments Company
(Dollars in thousands, except per-share data)	and Subsidiaries

Year Ended December 31,	2025	2024	2023
Revenues:
Asset management, administration and distribution fees	$1,817,079	$1,677,143	$1,514,815
Information processing and software servicing fees	480,302	448,008	404,978
Total revenues	2,297,381	2,125,151	1,919,793
Expenses:
Subadvisory, distribution and other asset management costs	209,218	191,706	189,263
Software royalties and other information processing costs	37,723	34,229	32,289
Compensation, benefits and other personnel	821,450	770,881	714,099
Stock-based compensation	53,555	58,626	31,308
Consulting, outsourcing and professional fees	218,322	211,806	231,469
Data processing and computer related	165,530	151,653	137,036
Facilities, supplies and other costs	87,197	79,282	85,836
Amortization	46,641	41,869	38,669
Depreciation	30,434	33,358	35,300
Total expenses	1,670,070	1,573,410	1,495,269
Income from operations	627,311	551,741	424,524
Net gain from investments	5,804	2,790	2,757
Interest and dividend income	39,921	48,897	41,027
Interest expense	(609)	(563)	(583)
Gain on sale of business	94,412	—	—
Other income	9,684	8,151	—
Equity in earnings of unconsolidated affiliates	132,685	135,741	126,930
Net gain from consolidated variable interest entities	7,125	—	—
Income before income taxes	916,333	746,757	594,655
Income taxes	198,783	165,566	132,397
Net income	717,550	581,191	462,258
Less: Net income attributable to non-controlling interests	2,245	—	—
Net income attributable to SEI Investments Company	$715,305	$581,191	$462,258

Basic earnings per common share	$5.76	$4.47	$3.49
Shares used to compute basic earnings per share	124,082	130,073	132,593
Diluted earnings per common share	$5.63	$4.41	$3.46
Shares used to compute diluted earnings per share	127,076	131,727	133,728
Dividends declared per common share	$1.01	$0.95	$0.89
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income	SEI Investments Company
(Dollars in thousands)	and Subsidiaries

Year Ended December 31,	2025	2024	2023
Net income	$717,550	$581,191	$462,258
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	17,307	(8,282)	9,516
Unrealized holding gain (loss) on investments:
Unrealized holding gains (losses) during the period, net of income taxes of $(1,601), $391 and $(675)	5,379	(1,291)	2,252
Less: reclassification adjustment for (gains) losses realized in net income, net of income taxes of $60, $104 and $(48)	(216)	(370)	167
Total other comprehensive income (loss), net of tax	22,470	(9,943)	11,935
Comprehensive income	740,020	571,248	474,193
Less: Comprehensive income attributable to the non-controlling interests	2,245	—	—
Comprehensive income attributable to SEI Investments Company	$737,775	$571,248	$474,193
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Equity	SEI Investments Company
(Dollars in thousands, except per-share data)	and Subsidiaries

Year Ended December 31,	2025	2024	2023
Shares of Common Stock
Beginning balance	126,840	131,178	134,162
Purchase and retirement of common stock	(7,459)	(6,840)	(5,237)
Issuance of common stock under the employee stock purchase plan	76	76	85
Issuance of common stock under share-based award plans	2,775	2,426	2,168
Ending balance	122,232	126,840	131,178

Common Stock
Beginning balance	$1,268	$1,312	$1,342
Purchase and retirement of common stock	(74)	(69)	(52)
Issuance of common stock under the employee stock purchase plan	—	1	1
Issuance of common stock under share-based award plans	28	24	21
Ending balance	$1,222	$1,268	$1,312

Capital In Excess of Par Value
Beginning balance	$1,539,816	$1,404,962	$1,307,162
Purchase and retirement of common stock	(60,593)	(49,754)	(34,652)
Issuance of common stock under the employee stock purchase plan	5,369	4,437	4,273
Issuance of common stock under share-based award plans	138,839	121,545	96,871
Stock-based compensation	55,356	58,626	31,308
Ending balance	$1,678,787	$1,539,816	$1,404,962

Retained Earnings
Beginning balance	$758,003	$762,586	$694,287
Net income attributable to SEI Investments Company	715,305	581,191	462,258
Purchase and retirement of common stock	(555,525)	(462,655)	(276,065)
Dividends declared ($1.01, $0.95 and $0.89 per share)	(125,503)	(123,119)	(117,894)
Ending balance	$792,280	$758,003	$762,586

Accumulated Other Comprehensive Loss
Beginning balance	$(46,975)	$(37,032)	$(48,967)
Other comprehensive income (loss)	22,470	(9,943)	11,935
Ending balance	$(24,505)	$(46,975)	$(37,032)

Non-controlling Interests
Beginning balance	$—	$—	$—
Net income attributable to non-controlling interests	138	—	—
Acquired non-controlling interests	11,895	—	—
Ending balance	$12,033	$—	$—

Total Equity	$2,459,817	$2,252,112	$2,131,828
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	SEI Investments Company
(Dollars in thousands)	and Subsidiaries

Year Ended December 31,	2025	2024	2023
Cash flows from operating activities:
Net income	$717,550	$581,191	$462,258
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	30,434	33,358	35,300
Amortization	46,641	41,869	38,669
Equity in earnings of unconsolidated affiliates	(132,685)	(135,741)	(126,930)
Partner distributions received from unconsolidated affiliate	127,533	139,119	121,582
Stock-based compensation	53,555	58,626	31,308
Provision for losses on receivables	453	772	(238)
Deferred income tax benefit	59,237	(13,780)	(33,496)
Net (gain) loss from investments	(5,804)	(2,790)	(2,757)
Net gain from business divestiture	(94,412)	—	—
Net gain from sale of property	(1,316)	(8,151)	—
Change in other long-term liabilities	(618)	(493)	901
Change in other assets	(3,207)	(2,939)	1,273
Contract costs capitalized, net of amortization	(7,885)	(5,634)	(2,293)
Contingent consideration fair value adjustment	(5,472)	(1,547)	—
Write off of fixed assets and capitalized software	—	359	5,613
Insurance rebates received for Health and Welfare Benefit Plan Trust	14,500	—	—
Insurance rebates transferred to Health and Welfare Benefit Plan Trust	(14,500)	—	—
Other	(2,840)	(3,250)	(780)
Change in current assets and liabilities:
Receivables from investment products	(9,199)	1,768	6,128
Receivables	(147,835)	(66,391)	(43,635)
Other current assets	(5,613)	1,851	(5,714)
Advances due from unconsolidated affiliate	(2,239)	(6,896)	(760)
Accounts payable	(7,859)	2,463	(2,665)
Accrued liabilities	2,382	13,708	(37,083)
Deferred revenue	1,560	(5,129)	349
Consolidated variable interest entities related:
Change from investment security transactions	2,249	—	—
Net gain from investments	(7,125)	—	—
Change in other assets and liabilities	177	—	—
Total adjustments	(109,888)	41,152	(15,228)
Net cash provided by operating activities	$607,662	$622,343	$447,030
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	SEI Investments Company
(Dollars in thousands)	and Subsidiaries

Year Ended December 31,	2025	2024	2023
Cash flows from investing activities:
Additions to property and equipment	(22,644)	(32,226)	(24,835)
Additions to capitalized software	(30,024)	(24,340)	(33,958)
Purchases of marketable securities	(157,510)	(177,025)	(143,389)
Purchases of interest in limited partnerships	(1,114)	(9,483)	—
Prepayments and maturities of marketable securities	123,800	145,345	121,095
Sales of marketable securities	—	7,572	893
Proceeds from fixed asset dispositions	3,294	9,946	—
Proceeds from business divestiture	116,020	—	—
Cash paid for acquisitions, net of cash acquired	(302,048)	(29,037)	(56,435)
Advance payment for acquisition	(118,606)	—	—
Other investing activities	(10,260)	(8,054)	(4,914)
Net cash used in investing activities	(399,092)	(117,302)	(141,543)
Cash flows from financing activities:
Payment of contingent consideration	—	—	(8,799)
Purchase and retirement of common stock	(628,135)	(500,061)	(308,854)
Proceeds from issuance of common stock	144,232	126,006	101,166
Payment of dividends	(124,198)	(120,346)	(114,837)
Consolidated variable interest entities related:
Non-controlling interest capital raised	18,603	—	—
Net cash used in financing activities	(589,498)	(494,401)	(331,324)
Effect of exchange rate changes on cash and cash equivalents	11,330	(5,445)	7,476
Net (decrease) increase in cash and cash equivalents and cash and cash equivalents held at consolidated variable interest entities	(369,598)	5,195	(18,361)
Cash and cash equivalents and cash and cash equivalents held at consolidated variable interest entities, beginning of year	840,193	834,998	853,359
Cash and cash equivalents and cash and cash equivalents held at consolidated variable interest entities, end of year	$470,595	$840,193	$834,998

Interest paid	$578	$563	$703

Non-cash investing and financing activities:
Acquisition of businesses in current assets, property and equipment, current liabilities and other long-term liabilities	$—	$29,000	$59,972
Dividends declared but not paid	$65,182	$63,877	$61,104

Reconciliation of Cash and cash equivalents and cash and cash equivalents held at consolidated variable interest entities to the Consolidated Balance Sheets:
December 31,	2025	2024	2023
Cash and cash equivalents	$399,804	$840,193	$834,998
Cash and cash equivalents held at consolidated variable interest entities	70,791	—	—
Total cash and cash equivalents and cash and cash equivalents held at consolidated variable interest entities	$470,595	$840,193	$834,998
The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements	SEI Investments Company
(all figures are in thousands except share and per-share data)	and Subsidiaries
Note 1 – Summary of Significant Accounting Policies
Nature of Operations
SEI Investments Company (the Company), a Pennsylvania corporation, is a leading global provider of financial technology, operations, and asset management services within the financial services industry. The Company's core capabilities unify technology, operations, and asset management to power clients’ transformation across advice, asset management, and administration. The Company delivers modular or end‑to‑end solutions through a single, modern infrastructure that integrates platform technology, custody, operations, and investment expertise.
Investment processing solutions provide technologies and business process outsourcing services for wealth managers. These solutions include investment advisory, client relationship, and other technology-enabled capabilities for the front office; administrative and investment services for the middle office; and accounting and processing services for the back office. Revenues from investment processing services are recognized in Information processing and software servicing fees on the accompanying Consolidated Statements of Operations.
Investment operations solutions provide business process outsourcing services for investment managers and asset owners. These services support a broad range of traditional and alternative investments and provide technology-enabled information analytics and investor capabilities for the front office; administrative and investment services for the middle office; and fund administration and accounting services for the back office. Revenues from investment operations services are recognized in Asset management, administration and distribution fees on the accompanying Consolidated Statements of Operations.
Investment management services provide comprehensive solutions for managing personal and institutional wealth. These services include goals-based investment strategies; SEI-sponsored and third-party investment products, including mutual funds, ETFs, collective investment products, alternative investment portfolios and separately managed accounts (SMA); and other market-specific advice, technology and operational components. These services are offered to wealth managers as part of a complete goals-based investment program for their end-investors. For institutional investors, the Company provides an Outsourced Chief Investment Officer (OCIO) platform and Unbundled OCIO platform that include investment management programs, as well as advisory and administrative services. Revenues from investment management services are recognized in Asset management, administration and distribution fees on the accompanying Consolidated Statements of Operations.
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
The Company deconsolidates all the assets and liabilities of the non-controlling interests from the Consolidated Balance Sheets once it no longer qualifies as the primary beneficiary of a consolidated VIE. See Note 18 for related disclosures regarding the Company's consolidated VIEs.
Redeemable Non-controlling Interests
Non-controlling interests that are redeemable outside the Company's control at fixed or determinable prices and dates are presented as temporary equity in the accompanying Consolidated Balance Sheets. Redeemable non-controlling interests are recorded at the greater of the redemption fair value or the carrying value of the non-controlling interest and adjusted each reporting period for income, loss and any distributions made. Remeasurements to the redemption value of the redeemable non-controlling interest are recognized in capital in excess of par value. As of December 31, 2025, the Company has a redeemable non-controlling interest related to an acquisition (See Note 14).
The Company also includes redeemable non-controlling interests related to consolidated VIEs as temporary equity on the accompanying Consolidated Balance Sheets. Non-controlling interests in consolidated VIEs are subject to redemption by future investors. When redeemable amounts become legally payable to the investors, they are classified as a liability and included in Liabilities of consolidated variable interest entities on the Consolidated Balance Sheets.
Changes in the Company's redeemable non-controlling interests are as follows:

Redeemable Non-controlling Interests
Balance, December 31, 2024	$—
Increase from acquisition	223,111
Net income attributable to non-controlling interests	2,245
Capital contributions from non-controlling interests, net	18,603
Balance, December 31, 2025	$243,959
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
The Company is a party to expense limitation agreements with certain SEI-sponsored money market funds subject to Rule 2a-7 of the Investment Company Act of 1940 which establish a maximum level of ordinary operating expenses incurred by the fund in any fiscal year including, but not limited to, fees of the administrator or its affiliates. Under the terms of these agreements, the Company waived $19,515, $7,538 and $22,092 in fees during 2025, 2024 and 2023, respectively.

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
Cash and Cash Equivalents
The Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include $201,675 and $341,311 at December 31, 2025 and 2024, respectively, primarily invested in SEI-sponsored open-ended money market investment products. See Note 5 for information related to the Company's total investments in SEI-sponsored and non-SEI-sponsored money market investment products and commercial paper classified as cash equivalents.
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
Available for sale debt securities
Debt securities classified as available-for-sale are reported at fair value as determined by the most recently traded price of each security at the balance sheet date. Unrealized gains and losses associated with the Company's available for sale debt securities, net of income taxes, are reported as a separate component of comprehensive income. The Company evaluates the realizable value of its available for sale debt securities on a quarterly basis. In the event that an other-than-temporary decline in fair value has occurred, the amount of the decline related to a credit loss is reported through current period earnings. Some of the factors considered in determining other-than-temporary impairment include, but are not limited to, the intent of management to sell the security, the likelihood that the Company will be required to sell the security before recovering its cost, and management’s expectation to recover the entire amortized cost basis of the security even if there is no intent to sell the security. The Company did not recognize any impairment charges related to its available for sale debt securities in 2025, 2024 or 2023 (See Note 5).
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
Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment by management. The Company had no Level 3 financial assets at December 31, 2025 or 2024 that were required to be measured at fair value on a recurring basis. The Company's Level 3 financial liabilities at December 31, 2025 and 2024 consist entirely of estimated contingent considerations resulting from business acquisitions.
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
The Company capitalized $30,024, $24,340 and $33,958 of software development costs during 2025, 2024 and 2023, respectively, to further the development of the SEI Wealth PlatformSM (SWP) and for the development of a new platform for the Investment Managers segment. The Company capitalized $19,253, $13,696 and $18,183 of software development costs for significant enhancements to SWP during 2025, 2024 and 2023, respectively. As of December 31, 2025, the net book value of SWP was $194,246, which includes $6,605 of capitalized software development costs in-progress associated with future releases.
Management continually reassesses the estimated useful life of SWP and any change in management’s estimate could result in the remaining amortization expense to be accelerated or spread out over a longer period. As of December 31, 2025, SWP has a weighted average remaining life of 7.5 years. Amortization expense for SWP was $28,984, $27,510 and $25,637 in 2025, 2024 and 2023, respectively, and is included in Amortization expense on the accompanying Consolidated Statements of Operations.
The Company capitalized $10,771, $10,644 and $15,775 of software development costs during 2025, 2024 and 2023, respectively, related to a new platform for the Investment Managers segment. The Company placed the platform into service during the third quarter 2025. The net book value of the platform at December 31, 2025 was $40,026, which includes $11,414 of capitalized software development costs in-progress associated with future releases. As of December 31, 2025, the platform has a weighted average remaining life of 6.5 years. Amortization expense for the platform was $2,201 during 2025 and is included in Amortization expense on the accompanying Consolidated Statements of Operations.
The Company evaluates the carrying value of capitalized software development costs when circumstances indicate the carrying value may not be recoverable. The review of capitalized software development costs for impairment requires significant assumptions about operating strategies, underlying technologies utilized, and external market factors. External market factors include, but are not limited to, expected levels of competition, barriers to entry by potential competitors, stability in the target market and governmental regulations. During 2023, management decided to abandon certain functionality within the platform for the Investment Managers segment due to a change in development strategy and wrote off $5,250 of previously capitalized software development costs. The expense associated with the write off is reflected in the Investment Managers segment and included in Facilities, supplies and other costs on the accompanying Consolidated Statement of Operations. The Company did not recognize any impairment charges related to its capitalized software development costs in 2025 or 2024.
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
Identifiable definite-lived intangible assets on the Company’s Consolidated Balance Sheet are amortized on a straight-line basis according to their estimated useful lives. Goodwill is not amortized but is reviewed for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Current guidance requires that a qualitative assessment be performed to assess goodwill for impairment. The fair value of each reporting unit is compared with its carrying value, including goodwill. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. If the qualitative assessment indicates the carrying value exceeds the fair value, a quantitative impairment test is then utilized to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized. The Company did not recognize any impairment charges related to its goodwill or other intangible assets in 2025, 2024 or 2023. See Note 15 for related disclosures regarding goodwill and intangible assets.
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
Transaction gains and losses from exchange rate fluctuations are included in the results of operations in the periods in which they occur. There were no material gains or losses from exchange rate fluctuations in 2025, 2024 or 2023.
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
The calculations of basic and diluted earnings per share for 2025, 2024 and 2023 are:

	2025	2024	2023
Net income attributable to SEI Investments Company	$715,305	$581,191	$462,258
Shares used to compute basic earnings per common share	124,082,000	130,073,000	132,593,000
Dilutive effect of equity awards	2,994,000	1,654,000	1,135,000
Shares used to compute diluted earnings per common share	127,076,000	131,727,000	133,728,000
Basic earnings per common share	$5.76	$4.47	$3.49
Diluted earnings per common share	$5.63	$4.41	$3.46
Employee stock options to purchase approximately 5,667,000, 9,530,000 and 11,388,000 shares of common stock, with an average exercise price per share of $67.66, $61.83 and $61.32, were outstanding during 2025, 2024 and 2023, respectively, but not included in the computation of diluted earnings per common share because either the performance conditions have not been satisfied or the option’s exercise price was greater than the average market price of the Company’s common stock and the effect on diluted earnings per common share would have been anti-dilutive. Restricted stock units not included in the computation of diluted earnings per common share were immaterial during 2025, 2024 and 2023 (See Note 7).
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
The operating lease ROU assets and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit interest rate, the Company utilizes an estimated incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. In determining the discount rate used in the present value calculation, the Company has elected to apply the portfolio approach for leases of equipment provided the leases commenced at or around the same time. This election allows the Company to account for leases at a portfolio level provided that the resulting accounting at this level would not differ materially from the accounting at the individual lease level. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.
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
Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures (ASU 2023-09) to enhance the transparency and decision usefulness of income tax disclosures. The Company adopted ASU 2023-09 for the fiscal year ended December 31, 2025 and applied the disclosure requirements on a retrospective basis. See Note 11 for related disclosures regarding the Company's income taxes.
New Accounting Pronouncements
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
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (ASU 2025-11). ASU 2025-11 is intended to improve the clarity and navigability of interim reporting guidance by (i) specifying the required form and content of interim financial statements, (ii) consolidating and organizing interim disclosure requirements across the Codification, and (iii) introducing a disclosure principle requiring entities to describe events occurring after the end of the most recent annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for public business entities for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2025-11 on its consolidated financial statements and related disclosures.

Note 2 – Equity Method Investments
The Company's equity method investments included in Investments on the accompanying Consolidated Balance Sheets consist of:

	2025	2024
Investment in LSV Asset Management	$121,512	$114,299
Other equity method investments	67,637	9,483
Total	$189,149	$123,782
LSV Asset Management
The Company has an investment in the general partnership LSV Asset Management (LSV), a registered investment advisor that provides investment advisory services primarily to institutions, including pension plans and investment companies. LSV is currently an investment sub-advisor for a limited number of SEI-sponsored investment products. On April 1, 2025, LSV provided an interest in the partnership to select key employees which reduced the ownership percentage of each existing partner on a pro-rata basis. As a result, the Company's total partnership interest in LSV was reduced slightly to approximately 38.5% from approximately 38.6%. As of December 31, 2025, the Company's total partnership interest in LSV was approximately 38.5%.
The Company accounts for its interest in LSV using the equity method because of its less than 50% ownership. The Company’s interest in the earnings of LSV is reflected in Equity in earnings of unconsolidated affiliates on the accompanying Consolidated Statements of Operations.
At December 31, 2025 and 2024, the Company’s total investment in LSV was $121,512 and $114,299, respectively, and is included in Investments on the accompanying Consolidated Balance Sheets (See Note 5). The Company’s proportionate share in the earnings of LSV was $132,265, $135,741 and $126,930 in 2025, 2024 and 2023, respectively. The Company receives partnership distributions related to the earnings of LSV on a quarterly basis. As such, the Company considers these distribution payments as returns on investment rather than returns of the Company's original investment in LSV and has therefore classified the associated cash inflows as an operating activity on the Consolidated Statements of Cash Flows. The Company received partnership distribution payments from LSV of $127,292, $139,119 and $121,582 in 2025, 2024 and 2023, respectively.
These tables contain condensed financial information of LSV:

Condensed Statement of Operations Year ended December 31,	2025	2024	2023
Revenues	$455,783	$457,589	$426,270
Net income	$342,989	$351,815	$328,905

Condensed Balance Sheets December 31,	2025	2024
Current assets	$205,888	$170,055
Non-current assets	4,541	5,313
Total assets	$210,429	$175,368

Current liabilities	$105,384	$82,356
Non-current liabilities	4,704	5,382
Partners’ capital	100,341	87,630
Total liabilities and partners’ capital	$210,429	$175,368
Other Equity Method Investments
The Company's other equity method investments consist of several firms acquired in connection with the Stratos Acquisition (See Note 14) in December 2025 and an investment in a non-affiliated limited partnership fund in which the Company holds a more than minor interest. At December 31, 2025, the value of equity method entities acquired in connection with the Stratos Acquisition was $57,153. At December 31, 2025 and 2024, the value of the Company’s investment in the limited partnership fund was $10,484 and $9,483, respectively.

Note 3 – Composition of Certain Financial Statement Captions
Receivables
Receivables on the accompanying Consolidated Balance Sheets consist of:

	2025	2024
Trade receivables	$178,902	$143,574
Fees earned, not billed	483,860	403,514
Taxes receivable	40,415	17,673
Other receivables	8,487	4,308
	711,664	569,069
Less: Allowance for doubtful accounts	(1,916)	(1,435)
Receivables, net	$709,748	$567,634
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
Property and Equipment
Property and Equipment on the accompanying Consolidated Balance Sheets consists of:

	2025	2024
Buildings	$221,488	$218,112
Equipment	158,740	196,792
Land	27,457	27,407
Purchased software	165,229	164,659
Furniture and fixtures	23,066	23,068
Leasehold improvements	23,003	22,491
Construction in progress	151	333
	619,134	652,862
Less: Accumulated depreciation	(468,700)	(493,219)
Property and Equipment, net	$150,434	$159,643
Depreciation expense related to property and equipment for 2025, 2024 and 2023 was $30,434, $33,358 and $35,300, respectively.

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
Deferred contract costs were $53,345 and $45,855 as of December 31, 2025 and 2024, respectively. The Company deferred expenses related to contract costs of $21,155, $16,473 and $11,342 during 2025, 2024 and 2023, respectively. Amortization expense related to deferred contract costs were $13,270, $10,839 and $9,049 during 2025, 2024 and 2023, respectively, and is included in Compensation, benefits and other personnel on the accompanying Consolidated Statements of Operations. There were no material impairment losses in relation to deferred contract costs during 2025, 2024 or 2023.
Other Assets
Other assets consist of long-term prepaid expenses, deposits and various other assets. Amortization expense for certain other assets for 2025, 2024 and 2023 was $582, $321 and $281, respectively.
Accrued Liabilities
Accrued Liabilities on the accompanying Consolidated Balance Sheets consist of:

	2025	2024
Accrued employee compensation	$143,358	$129,228
Accrued consulting, outsourcing and professional fees	29,186	32,082
Accrued sub-advisory, distribution and other asset management fees	56,445	53,727
Accrued dividend payable	65,182	63,877
Accrued income taxes	6,560	7,105
Other accrued liabilities	59,092	61,494
Accrued liabilities	$359,823	$347,513

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
The valuation of the Company's Level 2 financial assets held by SIDCO and SPTC are based upon securities pricing policies and procedures utilized by third-party pricing vendors. The Company's Level 3 financial liabilities at December 31, 2025 and 2024 consist entirely of the estimated fair value of contingent considerations resulting from business acquisitions (See Note 14). The fair value of the contingent considerations were determined using a Monte-Carlo simulation model. There were no transfers of financial assets between levels within the fair value hierarchy during 2025.
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
The fair value of certain financial assets and liabilities of the Company was determined using the following inputs:

	At December 31, 2025
	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
Financial Assets
SEI Investments Company
Equity securities	$67,414	$—	$—	$—	$67,414
Available-for-sale debt securities	—	158,690	—	—	158,690
Securities owned	—	33,777	—	—	33,777
Investment funds sponsored by LSV	—	—	—	11,593	11,593
Investments in limited partnership funds	—	—	—	1,158	1,158
Total financial assets of SEI Investments Company	$67,414	$192,467	$—	$12,751	$272,632
Consolidated VIEs
Equity securities	113,119	—	—	—	113,119
Total financial assets of consolidated VIEs	113,119	—	—	—	113,119
Total financial assets measured at fair value	$180,533	$192,467	$—	$12,751	$385,751

Financial Liabilities
SEI Investments Company
Contingent considerations	$—	$—	$7,834	$—	$7,834
Total financial liabilities of SEI Investments Company	—	—	7,834	—	7,834
Consolidated VIEs
Securities sold short	108,243	—	—	—	108,243
Total financial liabilities of consolidated VIEs	108,243	—	—	—	108,243
Total financial liabilities measured at fair value	$108,243	$—	$7,834	$—	$116,077

	At December 31, 2024
	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
Financial Assets
SEI Investments Company
Equity securities	$40,530	$—	$—	$—	$40,530
Available-for-sale debt securities	—	143,126	—	—	143,126
Securities owned	—	29,583	—	—	29,583
Investment funds sponsored by LSV	—	—	—	8,129	8,129
Total assets measured at fair value	$40,530	$172,709	$—	$8,129	$221,368

Financial Liabilities
SEI Investments Company
Contingent considerations	$—	$—	$14,355	$—	$14,355
Total liabilities measured at fair value	$—	$—	$14,355	$—	$14,355

Note 5 – Investments and Other Marketable Securities
Investments on the accompanying Consolidated Balance Sheets consist of:

	2025	2024
Available for sale and equity securities	$226,104	$183,656
Investments in affiliated funds	11,593	8,129
Investments in limited partnership funds	1,158	—
Equity method investments (See Note 2)	189,149	123,782
Total	$428,004	$315,567
Available For Sale and Equity Securities
Available For Sale and equity securities consist of:

	At December 31, 2025
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available for sale debt securities	$163,071	$—	$(4,381)	$158,690
SEI-sponsored investment products	45,925	2,021	—	47,946
Equities and other investment products	18,711	787	(30)	19,468
	$227,707	$2,808	$(4,411)	$226,104

	At December 31, 2024
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available for sale debt securities	$154,211	$—	$(11,085)	$143,126
SEI-sponsored investment products	33,029	1,615	—	34,644
Equities and other investment products	5,554	332	—	5,886
	$192,794	$1,947	$(11,085)	$183,656
Unrealized holding losses, net of income tax benefit, at December 31, 2025 and 2024 of the Company's available-for-sale debt securities were:

	2025	2024
Unrealized holding losses	$(4,381)	$(11,085)
Less: Income tax benefit	1,008	2,549
Unrealized holding losses, net of tax	(3,373)	(8,536)

These unrealized losses are associated with the Company’s investments in mortgage-backed securities issued by GNMA and were caused by market interest rates (See Note 4). The contractual cash flows of these securities are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company's investments. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. Net unrealized gains and losses are reported as a separate component of Accumulated other comprehensive loss on the accompanying Consolidated Balance Sheets.
The following tables provide the scheduled maturities of the Company's available-for-sale debt securities:

	At December 31, 2025
	Cost	Fair Value
Within one year	$—	$—
After one year through five years	3,248	2,930
After 5 years through 10 years	14,789	13,787
After 10 years	145,034	141,973
	$163,071	$158,690

	At December 31, 2024
	Cost	Fair Value
Within one year	$—	$—
After one year through five years	4,132	3,763
After 5 years through 10 years	20,323	18,429
After 10 years	129,756	120,934
	$154,211	$143,126
Gross realized gains and losses from available-for-sale debt securities were immaterial during 2025, 2024 and 2023.
Gross realized gains and losses from investment products and equities during 2025 and 2023 were immaterial. In 2024, there were gross realized gains of $2,218 and gross realized losses of $1,550 from investment products and equities. Gains and losses from investment products and equities are reflected in Net gain from investments on the accompanying Consolidated Statements of Operations.
Investments in Affiliated Funds
The Company has an investment in funds sponsored by LSV. The Company records this investment at fair value. Unrealized gains and losses from the change in fair value of these funds are recognized in Net gain from investments on the accompanying Consolidated Statements of Operations.
The funds had a fair value of $11,593 and $8,129 at December 31, 2025 and 2024, respectively. The Company recognized gains of $3,464, $813 and $950 during 2025, 2024 and 2023, respectively, from the change in fair value of the funds.
Securities Owned
The Company’s broker-dealer subsidiary, SIDCO, has investments in U.S. government agency securities with maturity dates less than one year. These investments are reflected as Securities owned on the accompanying Consolidated Balance Sheets. Due to specialized accounting practices applicable to investments by broker-dealers, the securities are reported at fair value and changes in fair value are recorded in current period earnings. The securities had a fair value of $33,777 and $29,583 at December 31, 2025 and 2024, respectively. There were no material net gains or losses from the change in fair value of the securities during 2025, 2024 and 2023.
Cash Equivalents
The Company's investments in money market funds and commercial paper classified as cash equivalents on the accompanying Consolidated Balance Sheets had a fair value of $235,933 and $541,635 at December 31, 2025 and 2024, respectively. There were no material unrealized or realized gains or losses from these investments during 2025 and 2024.

Note 6 – Lines of Credit
On August 18, 2025, the Company entered into a five-year $500,000 Credit Agreement (the Facility) with U.S. Bank National Association, and a syndicate of other lenders. The Facility is scheduled to expire in August 2030, at which time any aggregate principal amount of loans outstanding becomes payable in full. The aggregate principal amount of the

Facility may be increased by an additional $250,000 under certain conditions set forth in the agreement. The Facility replaces the Company’s $325,000 former credit facility that was scheduled to expire in April 2026. Interest on borrowings under the Facility is payable at rates that, at the Company's option, are based on a base rate (the Base Rate) plus a premium that can range from 0.25% to 1.25% or the Term Secured Overnight Financing Rate (Term SOFR) plus a premium that can range from 1.25% to 2.25% depending on the Company’s Leverage Ratio (a ratio of consolidated indebtedness to consolidated EBITDA for the four preceding fiscal quarters, all as defined in the relevant agreement). The Base Rate is defined as the highest of a) the Prime Rate, b) the Federal Funds Rate (each as defined in the relevant agreement) plus 0.50%, or c) Term SOFR for a one-month tenor in effect on such day plus 1.00%. The Company also pays quarterly commitment fees based on the unused portion of the Facility. The quarterly fees for the Facility can range from 0.15% of the amount of the unused portion of the Facility to 0.35%, depending on the Company’s Leverage Ratio. Certain wholly-owned subsidiaries of the Company have guaranteed the obligations of the Company under the Facility.
The Company may issue up to $25,000 in letters of credit under the terms of the Facility. The Company pays a periodic commission fee based on the applicable rate with respect to borrowings that are designated as SOFR Loans (as defined in the relevant agreement) plus an issuance fee agreed upon between the Company and the lender.
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
The Company had no borrowings related to the Facility as of December 31, 2025.
As of December 31, 2025, the Company had outstanding letters of credit of $4,630 under the Facility. The amount of the Facility available for general corporate purposes as of January 30, 2026 was $495,370. The Company was in compliance with all covenants of the Facility during 2025.
The Company incurred $609, $563 and $583 in interest charges and commitment fees relating to its lines of credit during 2025, 2024 and 2023, respectively, which are reflected in Interest expense on the accompanying Consolidated Statements of Operations.

Note 7 – Shareholders’ Equity
Stock-Based Compensation
The Company's active equity compensation plan, the 2024 Omnibus Equity Compensation Plan (the 2024 Plan), is the successor plan to the 2014 Equity Compensation Plan (the 2014 Plan) which was merged with and into the 2024 Plan in May 2024. The 2024 Plan provides for the grant of stock options, stock units, stock awards, stock appreciation rights and other stock-based awards. No further grants will be made under the 2014 Plan, and shares with respect to all grants outstanding under the 2014 Plan will be issued or transferred under the 2024 Plan. Permitted grantees under the 2024 Plan include employees, non-employee directors and consultants who perform services for the Company. The plan is administered by the Compensation Committee of the Board of Directors of the Company. As of December 31, 2025, the Company has restricted stock units and non-qualified stock options outstanding under the 2024 Plan. As of December 31, 2025, a total of 12,388,000 shares of common stock remain available for issuance under the 2024 Plan for future grants.
The Company recognized stock-based compensation expense in its Consolidated Financial Statements in 2025, 2024 and 2023 as follows:

	2025	2024	2023
Stock-based compensation expense	$53,555	$58,626	$31,308
Less: Deferred tax benefit	(9,281)	(11,347)	(5,989)
Stock-based compensation expense, net of tax	$44,274	$47,279	$25,319
During 2025, allowances provided to certain employees related to the vesting of stock options and restricted stock units after the termination of employment resulted in modifications to the Company's equity compensation plans. These modifications impact two grantees of stock options and restricted stock units. The Company incurred additional stock-based compensation expense of $2,912 as a result of these modifications.
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
The weighted average fair value of the Company’s stock options granted during 2025, 2024 and 2023 were $22.64, $23.07 and $15.70, respectively, using the following assumptions:

	2025	2024	2023
Expected term (in years)	5.41	5.32	5.32
Expected volatility	25.29%	23.64%	24.32%
Expected dividend yield	1.10%	1.11%	1.49%
Risk-free interest rate	3.90%	4.34%	3.95%
The Company reviews its estimates of when vesting targets will be achieved based upon financial performance on an annual basis. The Company revised its estimates during 2024 and 2023 which resulted in an increase of $11,181 and a decrease of $6,941, respectively, in stock-based compensation expense in comparison to the previous management estimates. There was no revision of management's estimate during 2025.
As of December 31, 2025, there was approximately 5,459,000 unvested employee stock options with an unrecognized compensation cost of $64,286 that the Company expects will vest and be expensed through 2028 with a weighted average period of 1.6 years.
This table presents certain information relating to the Company’s stock option plans for 2025, 2024 and 2023:

	Number of Shares	Weighted Average Price
Balance as of December 31, 2022	18,770,000	$56.52
Granted	1,871,000	62.01
Exercised	(2,148,000)	45.11
Expired or canceled	(1,073,000)	59.79
Balance as of December 31, 2023	17,420,000	$58.31
Granted	1,376,000	85.77
Exercised	(2,411,000)	50.42
Expired or canceled	(994,000)	61.93
Balance as of December 31, 2024	15,391,000	$61.77
Granted	1,426,000	83.00
Exercised	(2,399,000)	57.87
Expired or canceled	(591,000)	64.02
Balance as of December 31, 2025	13,827,000	$64.56

Exercisable as of December 31, 2025	8,368,000	$59.22
The expiration dates for options outstanding at December 31, 2025 range from January 25, 2026 to December 12, 2035 with a weighted average remaining contractual life of 5.7 years.

Upon exercise of stock options, the Company will issue new shares of its common shares. The Company does not hold any shares in treasury. The total intrinsic value of options exercised during 2025 and 2024 was $62,632 and $54,101, respectively. The total options exercisable as of December 31, 2025 had an intrinsic value of $159,030. The total options outstanding as of December 31, 2025 had an intrinsic value of $248,513. The total intrinsic value for options outstanding and options exercisable is calculated as the difference between the market value of the Company’s common stock and the exercise price of the shares. The market value of the Company’s common stock as of December 31, 2025 was $82.02 as reported by the Nasdaq Stock Market, LLC.
Restricted Stock Units
The Company's restricted stock units (RSUs) are equivalent to one share of the Company's common stock. These equity awards are time-based and are not based on the achievement of performance targets. RSUs accrue dividends based on dividends paid on the Company's common stock and are paid in cash upon satisfaction of the vesting requirements related to the underlying RSU. The Company's RSUs either vest on the third anniversary of the issuance date or ratably during the vesting period. Beginning in December 2025, all RSUs granted vest ratably during the vesting period.
This table presents certain information relating to the Company’s RSUs for 2025, 2024 and 2023:

	Number of RSUs	Weighted Average Grant-Date Fair Value
Balance as of December 31, 2022	467,000	$61.27
Granted	373,000	61.76
Vested	(20,000)	57.39
Expired or canceled	(24,000)	61.85
Balance as of December 31, 2023	796,000	$61.58
Granted	395,000	83.02
Vested	(15,000)	55.91
Expired or canceled	(53,000)	61.93
Balance as of December 31, 2024	1,123,000	$69.18
Granted	317,000	83.16
Vested	(376,000)	62.30
Expired or canceled	(74,000)	68.60
Balance as of December 31, 2025	990,000	$76.32
As of December 31, 2025, the unrecognized compensation cost associated with the Company's RSUs was $49,742, which will be expensed through 2028 over a weighed average remaining period of 1.8 years.
Employee Stock Purchase Plan
The Company has an employee stock purchase plan that provides for offerings of common stock to eligible employees at a price equal to 85 percent of the fair market value of the stock at the end of the stock purchase period, as defined. The Company has reserved 15,652,000 shares for issuance under this plan. At December 31, 2025, 12,634,000 cumulative shares have been issued. There were no material costs incurred by the Company related to the employee stock purchase plan in 2025, 2024 and 2023.
Common Stock Buyback
The Board of Directors, under multiple authorizations, has authorized the purchase of the Company’s common stock on the open market or through private transactions. As of December 31, 2025, the Company had approximately $703,407 of authorization remaining for the purchase of common stock. The following table provides the total number of shares repurchased and the related total costs in 2025, 2024 and 2023:

Year	Total Number of Shares Repurchased	Total Cost
2025	7,459,000	$616,194
2024	6,840,000	512,477
2023	5,237,000	310,769
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
Cash Dividends
On May 28, 2025, the Board of Directors declared a cash dividend of $0.49 per share on the Company’s common stock, which was paid on June 17, 2025, to shareholders of record on June 9, 2025. On December 12, 2025, the Board of Directors declared a cash dividend of $0.52 per share on the Company’s common stock, which was paid on January 12, 2026, to shareholders of record on December 29, 2025.
The cash dividends declared in 2025, 2024 and 2023 were $125,503, $123,119 and $117,894, respectively. The Board of Directors has indicated its intention to declare future cash dividends on a semiannual basis.

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

	Foreign Currency Translation Adjustments	Unrealized Holding Gains (Losses) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2023	$(39,673)	$(9,294)	$(48,967)

Other comprehensive income before reclassifications	9,516	2,252	11,768
Amounts reclassified from accumulated other comprehensive loss	—	167	167
Net current-period other comprehensive income	9,516	2,419	11,935

Balance, December 31, 2023	$(30,157)	$(6,875)	$(37,032)

Other comprehensive loss before reclassifications	(8,282)	(1,291)	(9,573)
Amounts reclassified from accumulated other comprehensive loss	—	(370)	(370)
Net current-period other comprehensive loss	(8,282)	(1,661)	(9,943)

Balance, December 31, 2024	$(38,439)	$(8,536)	$(46,975)

Other comprehensive income before reclassifications	17,307	5,379	22,686
Amounts reclassified from accumulated other comprehensive loss	—	(216)	(216)
Net current-period other comprehensive income	17,307	5,163	22,470

Balance, December 31, 2025	$(21,132)	$(3,373)	$(24,505)

Note 9 – Employee Benefit Plan
The Company has a tax-qualified defined contribution plan (the Plan). The Plan provides retirement benefits, including provisions for early retirement and disability benefits, as well as a tax-deferred savings feature. After satisfying certain requirements, participants are vested in employer contributions at the time the contributions are made. All Company contributions are discretionary and are made from available profits. The Company contributed $20,315, $19,038 and $18,069 to the Plan in 2025, 2024 and 2023, respectively.

Note 10 – Commitments and Contingencies
The Company leases software, facilities, and equipment under non-cancelable operating leases, some which contain escalation clauses for increased taxes and operating expenses. The Company has entered into maintenance agreements primarily for its equipment. Rent expense, primarily related to user licenses for software, was $88,855, $81,142 and $71,962 in 2025, 2024 and 2023, respectively.

The aggregate noncancellable minimum commitments at December 31, 2025 are:

Year	Aggregate Noncancellable Minimum Commitments
2026	$11,997
2027	9,561
2028	6,153
2029	6,114
2030 and thereafter	12,998
$46,823
In the ordinary course of business, the Company from time to time enters into contracts containing indemnification obligations of the Company. These obligations may require the Company to make payments to another party upon the occurrence of certain events including the failure by the Company to meet its performance obligations under the contract. These contractual indemnification provisions are often standard contractual terms of the nature customarily found in the type of contracts entered into by the Company. In many cases, there are no stated or notional amounts included in the indemnification provisions. There are no amounts reflected on the Consolidated Balance Sheets as of December 31, 2025 and 2024 related to these indemnifications.
Rubicon Wealth Management
As the Company reported in prior filings with the Commission, on May 1, 2024, SEI Private Trust Company (SPTC), a wholly-owned, operating subsidiary of SEI, terminated its client relationship with Rubicon Wealth Management LLC, an SPTC investment advisor client (Rubicon). SPTC terminated the Rubicon relationship due to suspicions of fraudulent activity by Rubicon’s founder, Scott Mason. Mr. Mason and Rubicon were investigated by the U.S. Department of Justice and Securities and Exchange Commission and Mr. Mason pleaded guilty to several crimes and consented to a judgment being entered against him in both proceedings. On June 25, 2025, Mr. Mason was sentenced to 97 months in prison, followed by three years of supervised release. Mason was also ordered to pay nearly $25,000 in restitution to his victims and more than $2,300 in back taxes to the Internal Revenue Service.
The previously disclosed lawsuits filed against SPTC in its capacity as custodian for the Rubicon accounts of the plaintiffs (collectively, the Rubicon Actions) remain pending in the Court of Common Pleas of Montgomery County, Pennsylvania, and are just entering the discovery phase. While the Rubicon Actions are in their early stages and the ultimate outcomes of these litigations remain uncertain, SPTC is vigorously defending each of the Rubicon Actions. Currently, SPTC estimates that the aggregate amount of Rubicon client assets transferred at the direction of Mr. Mason from SPTC custodial accounts to accounts of an entity, Orchard Park, that unbeknownst to the investors or SPTC was established and controlled by Mr. Mason and was used by Mr. Mason for personal expenditures is approximately $15,000. In the event that SPTC is unsuccessful in its defense of the Rubicon Actions, SEI does not currently believe that the losses associated with such unsuccessful defense would exceed the approximately $15,000 of Rubicon client assets that Mr. Mason directed to be transferred to Orchard Park.
LSV Asset Management
On January 27, 2026, the Company, and its wholly-owned subsidiary, SEI Funds, Inc., (the SEI Parties) were joined as defendants in Qu v. LSV Asset Management, an Illinois State Court action originally filed in July 2024 in Cook County, Illinois Circuit Court (the Qu Litigation). The Qu Litigation alleges that LSV Asset Management (LSV), and certain of its executives, including the founder and CEO, Josef Lakonishok, and COO, Kevin Phelan (the LSV Defendants), made misrepresentations to the plaintiffs, four former LSV employees, concerning their ownership in LSV through the employees’ indirect ownership of LSV partnership interests through single member limited liability companies (referred to as employee holding companies or EHCs) that in turn owned partnership interests in LSV, claiming damages of approximately $100,000. The principal claims against the LSV Defendants include breach of fiduciary duty and breach of the implied covenant of good faith, with plaintiffs alleging that the named executives misrepresented the employees’ ability to hold their interests in LSV post-employment termination and undervalued the LSV partnership interest held by each EHC when causing the EHCs to sell their LSV interests to LSV and a group of remaining employees. The new claim against the SEI Parties alleges that the Company, through its wholly-owned subsidiary SEI Funds, Inc. that is the owner of a minority interest of LSV, aided and abetted the alleged breach of fiduciary duty.
While the outcome of this litigation remains uncertain, the LSV Defendants and the Company believe that the LSV Defendants have valid defenses to plaintiffs’ primary claims, and the Company believes that the aiding and abetting claim against the Company are even more attenuated with valid defenses. The Company intends to defend the allegations in the Qu Litigation vigorously. Based upon the early nature of the litigation against the Company, the vagueness of the alleged conduct by the SEI Parties, and the lack of clarity of what portion of the alleged losses for which the Company would be liable in the unlikely event that the plaintiffs are successful in their theories of liability, the Company is not reasonably able to provide an estimate of loss, if any, with respect to the matters alleged in the Qu Litigation.
Capital Accumulation Plan
On December 26, 2025, a class action complaint was filed in the United States District Court for the Eastern District of Pennsylvania by David Hall and Jennifer Knapp, individually and as representatives of similarly situated persons, and on behalf of the SEI Capital Accumulation Plan (the Plan), naming the Company and its affiliated and/or related entities SEI Investments Management Corporation, SEI Capital Accumulation Plan Administration Committee, and John Does 1-30 as defendants (the Hall Complaint). The Hall Complaint seeks damages for defendants’ alleged breach of fiduciary duties under ERISA with respect to selecting and monitoring certain of the Plan’s investment options, which are affiliated investment products.
While the outcome of this litigation remains uncertain, defendants believe that they have valid defenses to plaintiffs’ claims and intend to defend the allegations contained in the Hall Complaint vigorously. At this stage of the litigation, the Company is not reasonably able to provide an estimate of loss, if any, with respect to the matters set forth in the Hall Complaint.
United Kingdom Financial Conduct Authority Supervisory Review of SEI Investments (Europe) Limited
As previously reported, on July 31, 2024, SEI Investments (Europe) Limited (SIEL), an indirectly, wholly-owned operating subsidiary of SEI, received a final requirement notice from the Financial Conduct Authority of the United Kingdom (the FCA) under section 166(3)(a) of the Financial Services and Markets Act 2000 (FSMA), requiring SIEL to engage a “Skilled Person” to undertake a two-stage review of SIEL’s governance arrangements and control environment. In the first stage, the Skilled Person is to provide SIEL and the FCA with a report setting out the Skilled Person’s view of the effectiveness of the control environment and governance arrangements with respect to key risks, as well as the Skilled Person’s recommendations where necessary to address any identified weaknesses (the Section 166 Report). In the second stage, the Skilled Person is to provide an independent view of the quality and completeness of the remediation carried out by SIEL to address any findings from the initial stage and any self-identified weaknesses, including a view on SIEL’s compliance with relevant regulations. The appointment of a Skilled Person is one of the regulatory tools used by the FCA to supervise and monitor firms it regulates. A Skilled Person is an independent third-party expert with the relevant knowledge and experience to undertake a review as described above. This is not an enforcement action nor an investigation but an action taken as part of its supervisory oversight.
In August 2024, SIEL, with the approval of FCA, appointed the firm of Grant Thornton to act as the Skilled Person.
On December 16, 2024, Grant Thornton delivered the first stage of its Skilled Person Report in which it concluded, in summary, that SIEL has an established corporate governance framework and risk management framework that it considered to be appropriate in design for the relative size and complexity of its activities. The Skilled Person Report did, however, make recommendations for improvements in its governance arrangements, resourcing of control functions, strategy and culture.
To provide the necessary assurance to the FCA of SIEL’s focus on addressing the recommendations and concerns, on February 26, 2025, SIEL voluntarily applied to the FCA under section 55L(5)(a) FSMA for the imposition by the FCA of requirements on its regulatory permission (Voluntary Requirement / VREQ). While the VREQ is in effect, SIEL may not, without the FCA’s prior written consent:
•enter into new client agreements (contracts) where a material change in SIEL’s existing suite of propositions, systems or services is required or where significant senior management engagement would be needed; and
•launch a new proposition, product or service that is not already offered by SIEL.
The VREQ does not prevent SIEL from on-boarding new clients where there is no significant new service requirements or significant senior management engagement.
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
Unfunded Commitments to Limited Partnership Funds
The Company has unfunded commitments of $8,924 at December 31, 2025 to limited partnership funds.
Unused Letters of Credit
As of December 31, 2025, the Company had outstanding and unused letters of credit of $4,630 under its Credit Facility (See Note 6). The letters of credit were issued for certain municipal requirements related to the expansion of the Company's corporate headquarters and are due to expire in 2026. The Company does not expect that any material amounts will be drawn under these letters of credit. Accordingly, no liability has been recorded in the accompanying Consolidated Balance Sheets.

Note 11 – Income Taxes
The federal and state and foreign income tax provision is summarized as follows:

Year Ended December 31,	2025	2024	2023
Current tax provision:
Federal	$100,730	$138,970	$133,465
State	21,922	26,536	23,621
Foreign	16,894	13,840	8,807
Total Current	139,546	179,346	165,893
Deferred Tax Provision:
Federal	56,862	(8,558)	(29,837)
State	1,973	(5,161)	(3,620)
Foreign	402	(61)	(39)
Total Deferred	59,237	(13,780)	(33,496)
Total Current and Deferred Tax Provision:
Federal	157,592	130,412	103,628
State	23,895	21,375	20,001
Foreign	17,296	13,779	8,768
Provision for income taxes	$198,783	$165,566	$132,397
Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues raised may differ materially from the amount accrued. The examination and the resolution process may last longer than one year.
The components of Income before income taxes are summarized as follows:

Year Ended December 31,	2025	2024	2023
Domestic	$838,477	$682,017	$545,642
Foreign	77,856	64,740	49,013
	$916,333	$746,757	$594,655
The Company's foreign income is primarily earned in Canada, the Republic of Ireland, Luxembourg and the United Kingdom.

A reconciliation of the provision for income taxes to the amount computed by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

Year Ended December 31,	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
Tax at statutory rate	$192,430	21.0%	$156,819	21.0%	$124,878	21.0%
State and local income taxes (1)	20,583	2.3%	17,236	2.3%	15,543	2.6%
Foreign tax effects	(584)	(0.1)%	(325)	—%	(1,347)	(0.2)%
Effect of cross-border tax laws	(1,435)	(0.2)	(176)	—%	(1,793)	(0.3)%
Tax credits
Research & development credit	(8,028)	(0.9)%	(6,589)	(0.9)%	(6,871)	(1.2)%
Other	(150)	—%	(150)	—%	(150)	—%
Nontaxable and nondeductible items	4,865	0.5%	4,398	0.6%	3,724	0.6%
Excess tax benefits on share-based payments	(7,588)	(0.8)%	(5,691)	(0.8)%	(2,034)	(0.3)%
Changes in unrecognized tax benefits	(1,310)	(0.1)%	44	—%	447	0.1%
Effective tax rate	$198,783	21.7%	$165,566	22.2%	$132,397	22.3%
(1) The states and local jurisdictions that contribute to the majority (greater than 50%) of the tax effect in this category include New York city and state, California, and Pennsylvania for years ending December 31, 2025, 2024 and 2023.

The components of deferred tax assets and liabilities at December 31, 2025 and 2024 were as follows:

	2025	2024
Deferred Tax Assets:
Stock-based compensation expense	$37,819	$41,176
Federal net operating loss and R&D credit carryforward	3,300	4,388
State net operating loss carryforward	34,437	37,339
Foreign net operating loss carryforward and other	8,852	6,905
Capitalized research and development	—	18,650
Accrued expense associated with voluntary separation program	406	389
Basis differences in investments	2,156	7,079
Federal benefit of state tax deduction for uncertain tax positions	1,721	2,079
Revenue and expense recognized in different periods for financial reporting and income tax purposes	4,058	2,402
Other assets	—	2,419
Total deferred income tax assets	92,749	122,826
Less: Federal net operating loss and R&D valuation allowance	(794)	(794)
Less: State net operating loss valuation allowance	(26,320)	(32,057)
Less: Foreign net operating loss valuation allowance	(8,852)	(6,905)
Net deferred income tax assets	$56,783	$83,070

Deferred Tax Liabilities:
Capitalized research and development	$(21,247)	$—
Difference in financial reporting and income tax depreciation methods	(7,978)	(6,237)
Difference between book and tax basis of other assets	(9,363)	(8,316)
Goodwill and other intangibles	(12,184)	(6,263)
Capitalized contract costs	(11,909)	(10,270)
Other liabilities	(2,896)	—
Total deferred income tax liabilities	$(65,577)	$(31,086)
Net deferred income tax (liability) asset	$(8,794)	$51,984

	2025	2024
Total deferred tax assets:
Other non-current assets	$8,048	$51,984
Total deferred tax liabilities:
Other non-current liabilities	(16,842)	—
Net deferred tax (liability) assets	$(8,794)	$51,984
The Company’s deferred tax assets include amounts related to capitalized research and development costs. During 2025, legislative changes resulted in accelerated amortization of previously capitalized domestic research costs, reducing deferred tax assets.
As of December 31, 2025, the Company has federal operating loss carryforwards of $9,518 remaining from the acquisition of Novus Partners as well as research and development credit carryforwards remaining of $1,302. Operating loss carryforwards generated after December 31, 2017 have an indefinite carryforward period, while those generated before December 31, 2017 will expire beginning in 2033 through 2037.
The valuation allowances against deferred tax assets at December 31, 2025 and 2024 are related to federal and state net operating losses from certain domestic subsidiaries, foreign net operating losses from certain foreign subsidiaries and the restriction of the use of the foreign tax credits. Certain state and foreign tax statutes significantly limit the utilization of net operating losses for domestic and foreign subsidiaries. Furthermore, these net operating losses cannot be used to offset the net income of other subsidiaries.

The Company recognizes uncertain tax positions in accordance with the applicable accounting guidance and adjusts these liabilities when management’s judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company's current estimate of the tax liabilities. The Company’s total unrecognized tax benefit, including interest and penalties, as of December 31, 2025 was $15,298, of which $13,577 would affect the effective tax rate if the Company were to recognize the tax benefit. The gross amount of uncertain tax liability of $3,642 is expected to be paid within one year and is netted against the current payable account while the remaining amount of $11,656 is included in Other long-term liabilities on the accompanying Consolidated Balance Sheet. During the year ended December 31, 2025, the Company recognized $4,007 of previously unrecognized tax benefits relating to the lapse of the statute of limitation and settlements.
The Company files a consolidated federal income tax return and separate income tax returns with various states. Certain subsidiaries of the Company file tax returns in foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examination for years before 2022 and is no longer subject to state, local or foreign income tax examinations by authorities for years before 2018.
A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

	2025	2024	2023
Balance as of January 1	$15,241	$15,532	$15,204
Tax positions related to current year:
Gross additions	2,102	3,460	3,395
Tax positions related to prior years:
Gross additions	7	106	120
Settlements	—	(491)	—
Lapses on statute of limitations	(3,737)	(3,366)	(3,187)
Balance as of December 31	$13,613	$15,241	$15,532
The above reconciliation of the gross unrecognized tax benefit will differ from the amount which would affect the effective tax rate because of the recognition of the federal and state tax benefits and interest and penalties.
The Company classifies all interest and penalties as income tax expense. The Company has recorded $1,685, $1,725 and $1,385 in liabilities for tax-related interest and penalties in 2025, 2024 and 2023, respectively.
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
The amounts of cash payments for income taxes made by the Company were as follows:

Year Ended December 31,	2025	2024	2023
Federal	$129,363	$150,053	$118,272
State and Local	25,024	24,893	20,785
Foreign	15,520	10,351	6,916
Cash payments for income taxes	$169,907	$185,297	$145,973

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

Institutional Investors – Provides Outsourced Chief Investment Officer solutions, including investment management and administrative outsourcing platforms to retirement plan sponsors, healthcare systems, higher education and other not-for-profit organizations worldwide; and
Investments in New Businesses – Focuses on providing investment management solutions to ultra-high-net-worth families residing in the United States; developing network and data protection services; the modularization of larger technology platforms; entering new markets; and conducting other research and development activities.
The Company's CODM is the chief executive officer who uses the reported measures of each business segment's profit or loss to allocate resources and assess performance by comparing historical, actual and forecasted amounts. The Company's CODM does not evaluate business segments using asset information.
In 2025, 2024 and 2023, no single customer accounted for more than 10% of revenues in any business segment.
The following tables highlight certain financial information about each of the Company’s business segments for the years ended December 31, 2025, 2024 and 2023:

	Investment Managers	Private Banks	Investment Advisors	Institutional Investors	Investments in New Businesses	Total
	For the Year Ended December 31, 2025
Total revenue	$815,005	$572,939	$577,397	$282,498	$49,542	$2,297,381
Less:
Operations & services	355,027	211,193	177,822	83,846	14,887	842,775
Sales, marketing & client service	42,488	40,587	35,437	39,035	16,707	174,254
Technology services & infrastructure	52,154	114,209	35,572	6,378	6,036	214,349
Strategic initiatives & new business development	29,878	85,398	52,263	13,039	16,992	197,570
Other segment expenses (1)	14,749	23,548	10,568	5,834	5,600	60,299
Segment profit (loss)	$320,709	$98,004	$265,735	$134,366	$(10,680)	$808,134

	Investment Managers	Private Banks	Investment Advisors	Institutional Investors	Investments in New Businesses	Total
		For the Year Ended December 31, 2024
Total revenue	$728,390	$541,414	$509,408	$285,723	$60,216	$2,125,151
Less:
Operations & services	324,602	200,250	162,396	85,807	19,454	792,509
Sales, marketing & client service	40,143	41,463	31,872	41,612	19,408	174,498
Technology services & infrastructure	43,293	110,154	33,812	5,998	5,531	198,788
Strategic initiatives & new business development	33,804	85,662	48,526	14,241	23,427	205,660
Other segment expenses (1)	11,243	22,846	6,296	7,043	6,879	54,307
Segment profit (loss)	$275,305	$81,039	$226,506	$131,022	$(14,483)	$699,389

	Investment Managers	Private Banks	Investment Advisors	Institutional Investors	Investments in New Businesses	Total
		For the Year Ended December 31, 2023
Total revenue	$645,254	$496,317	$436,298	$289,708	$52,216	$1,919,793
Less:
Operations & services	289,348	200,946	145,094	87,778	17,553	740,719
Sales, marketing & client service	35,914	37,271	28,547	52,056	17,171	170,959
Technology services & infrastructure	42,001	105,698	31,246	5,284	5,307	189,536
Strategic initiatives & new business development	42,811	86,888	49,657	14,567	27,227	221,150
Other segment expenses (1)	9,122	17,687	4,598	5,770	3,487	40,664
Segment profit (loss)	$226,058	$47,827	$177,156	$124,253	$(18,529)	$556,765
(1) Other segment expenses for each reportable segment includes professional services, occupancy and certain overhead expenses.
A reconciliation of the total segment profit to income from operations on the Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023 is as follows:

Year Ended December 31,	2025	2024	2023
Total segment profit	$808,134	$699,389	$556,765
Corporate overhead expenses	(180,878)	(147,648)	(132,241)
Segment reclassification (2)	55	—	—
Income from operations	627,311	551,741	424,524
(2) Primarily includes non-controlling interest and earnings from equity method investments.
Other income and expense items to reconcile income from operations to income before income taxes on the Consolidated Statements of Operations include net gain from investments, interest and dividend income, interest expense, gain on sale of business, other income, the Company's portion of the earnings of LSV included in equity in earnings of unconsolidated affiliates and net gain from consolidated variable interest entities. These items are not allocated to the Company's segments.
The following tables provide additional information for the years ended December 31, 2025, 2024 and 2023 pertaining to the Company's business segments:

	Capital Expenditures (3)			Depreciation
Year Ended December 31,	2025	2024	2023	2025	2024	2023
Investment Managers	$19,594	$25,115	$26,603	$5,306	$6,527	$8,327
Private Banks	20,133	18,118	19,331	10,418	11,129	21,887
Investment Advisors	9,209	8,332	9,329	7,621	8,754	2,040
Institutional Investors	1,949	2,895	1,639	1,759	2,411	1,207
Investments in New Businesses	695	878	857	544	712	971
Total from business segments	$51,580	$55,338	$57,759	$25,648	$29,533	$34,432
Corporate Overhead	1,088	1,228	1,384	4,786	3,825	868
	$52,668	$56,566	$59,143	$30,434	$33,358	$35,300
(3) Capital expenditures include additions to property and equipment and capitalized software.

	Amortization
Year Ended December 31,	2025	2024	2023
Investment Managers	$3,002	$362	$771
Private Banks	21,544	20,514	19,094
Investment Advisors	11,676	8,540	7,620
Institutional Investors	7,715	7,576	7,324
Investments in New Businesses	2,122	4,556	3,579
Total from business segments	$46,059	$41,548	$38,388
Corporate Overhead	582	321	281
	$46,641	$41,869	$38,669
The following table presents revenues based on the location of the use of the products or services:

For the Year Ended December 31,	2025	2024	2023
United States	$1,957,737	$1,816,650	$1,640,109
International operations	339,644	308,501	279,684
	$2,297,381	$2,125,151	$1,919,793
The following table presents assets based on their location:

	2025	2024
United States	$2,894,261	$2,223,489
International operations	365,583	461,117
	$3,259,844	$2,684,606

Note 13 – Related Party Transactions
The Company, either by itself or through its wholly-owned subsidiaries, serves as the sponsor, administrator, investment advisor, distributor and shareholder servicer for SEI-sponsored investment products. These investment products are offered to clients of the Company and its subsidiaries. Fees earned by the Company for the related services are recognized pursuant to the provisions of investment advisory, fund administration, distribution, and shareholder services agreements directly with the investment products. These fees totaled $388,727, $389,476 and $389,219 in 2025, 2024 and 2023, respectively. The Company's broker-dealer subsidiary, SIDCO, serves as an introducing broker-dealer for securities transactions of SEI-sponsored investment products. The Company recognized $2,512, $1,815 and $1,352 in commissions during 2025, 2024 and 2023, respectively. Both of these fees are reflected in Asset management, administration and distribution fees on the accompanying Consolidated Statements of Operations.
Receivables from investment products on the accompanying Consolidated Balance Sheets primarily represent fees receivable for distribution, investment advisory, and administration services to various investment products sponsored by SEI.

Note 14 – Business Acquisitions and Divestitures
Stratos Wealth Holdings
On July 17, 2025, SEI-Eclipse Holding Company, LLC (SEI-Eclipse), a newly-formed, wholly-owned indirect subsidiary of the Company, and the Company entered into a definitive agreement (as amended, the Acquisition Agreement) with Stratos Wealth Holdings, LLC (Stratos) and Stratos Intermediate Holdco I, LLC (Stratos US Holdings) to acquire a controlling interest in the businesses operated by Stratos. Stratos is a holding company that directly and indirectly holds 100.0% of the equity of certain subsidiary holding companies (including Stratos US Holdings), which, in turn, own equity interests in multiple operating companies that form a network of over 350 affiliated financial advisors in the U.S. and Mexico. The transaction is designed to be completed by SEI-Eclipse in two stages. The first stage is the acquisition of all of the outstanding equity of Stratos US Holdings, which directly owns equity interests in the U.S.-based Stratos operating entities. The second stage is an option to acquire all of the outstanding equity of the Stratos subsidiary holding company (Stratos NSC Holdings) that directly owns a controlling interest in NSC Asesores, S.C., the Mexico-based operating entity (NSC Asesores). The due diligence process regarding Stratos NSC Holdings and NSC Asesores is still ongoing and the Company has not yet determined if it will cause SEI-Eclipse to exercise the second stage option.

On December 3, 2025 (the Closing Date), SEI-Eclipse closed the first stage of the transaction by acquiring all of the outstanding equity of Stratos US Holdings. The acquisition consideration was comprised of cash of $323,102, funded by a cash contribution by the Company to SEI-Eclipse, and the issuance of 42.5% of the common units of SEI-Eclipse with an estimated fair value of $235,145 (the Stratos Acquisition). As a result, the Company indirectly owns a 57.5% controlling interest in SEI-Eclipse and certain Stratos equity holders own the remaining 42.5% of SEI-Eclipse through an aggregator entity (Stratos Aggregator). This 42.5% minority interest of SEI-Eclipse held by Stratos Aggregator is subject to three equal put/call options by SEI-Eclipse or Stratos Aggregator exercisable at 36 months, 54 months and 72 months after the Closing Date, and is presented as redeemable non-controlling interest on the accompanying Consolidated Balance Sheets. If the puts or calls are fully exercised, it will result in the Company indirectly owning 100.0% of the outstanding equity of SEI-Eclipse.
The Company accounted for the Stratos Acquisition as a business combination using the acquisition method of accounting in accordance with ASC 805 (See Note 1). The purchase price has been preliminarily allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed, based upon their estimated fair values, with the exception of the following: (1) deferred income tax assets acquired and liabilities assumed are recognized and measured in accordance with ASC 740, Income Taxes; (2) contract assets and liabilities are measured and recognized in accordance with ASC 606, Revenue from Contracts with Customers; and (3) certain lease related assets and liabilities which are measured and recognized in accordance with ASC 842, Leases. In addition, the redeemable non-controlling interest was recorded at fair value under ASC 805.
The Company incurred transaction costs for the year ended December 31, 2025 related to the Stratos Acquisition totaling $11,926, of which $3,426 was expensed and included as a component of Consulting, outsourcing and professional fees, and $8,500 was expensed and included as a component of Facilities, supplies and other costs, in the accompanying Consolidated Statement of Operations.
The following table summarizes the preliminary estimated fair values of the assets acquired, liabilities assumed, and non-controlling interest as of the Closing Date:

Estimated Fair Value
Cash and cash equivalents	$21,129
Receivables, net	2,818
Marketable securities	1,790
Equity method investments	56,974
Property and equipment, net	266
Operating lease right-of-use asset	3,167
Goodwill, net	186,549
Identifiable intangible assets	311,869
Other assets, net	2,516
Lease liabilities	(3,167)
Accrued liabilities	(25,664)
Non-controlling interest	(235,145)
$323,102
The fair value of the acquired accounts receivable approximates the carrying value given the short-term contractual maturity and expected timing of cash flows to the Company related to these receivables.
Since the Stratos Acquisition closed in December 2025, the Company has not finalized its accounting for any areas of the purchase price allocation related to the Stratos business. As a result, the amounts presented in the table above are preliminary. The Company anticipates it will finalize its accounting for the Stratos Acquisition during the fourth quarter of 2026. The Company will make adjustments to the purchase price allocation prior to completion of the measurement period, as required.
The excess of the purchase price and the fair value of the non-controlling interest over the tangible and intangible assets acquired and liabilities assumed has been recorded as goodwill. The Company has assigned the provisional goodwill of $186,549 to its Investment Advisors reportable segment. This goodwill arising is primarily due to the perceived growth potential of the acquired business, plus the fair value of the assembled workforce. Any goodwill generated for income tax purposes from the acquisition is fully deductible.
The fair value of the redeemable non-controlling interest was estimated by applying a market approach. This fair value measurement is based on significant inputs that are not observable in the market and thus represents a Level 3 measurement as defined in ASC Section 820-10-35. Key assumptions include: (a) financial multiples of companies deemed to be similar to Stratos; (b) certain inputs to the Monte Carlo simulation used to value the series of put and call options to acquire the remaining 42.5% of SEI-Eclipse; and (c) the fair value of the put and call options to acquire the remaining 42.5% of SEI-Eclipse. The Monte Carlo simulation values put and call options by generating a significant amount of random price paths for the underlying asset based on a risk‑neutral stochastic process. The payoff from each path is calculated and discounted back at an appropriate rate to estimate each option’s fair value.
The results of operations for the acquired Stratos business are included in the consolidated financial statements of the Company from the date of the acquisition.
The Company has identified the following significant intangible assets acquired: trade names, unpatented technology, client relationships, and non-compete agreements. The following table summarizes the preliminary fair value of the significant identifiable intangible assets:

	Estimated Fair Value	Estimated Useful Life
Trade names	$2,705	3 years
Unpatented technology	1,636	1 year
Client relationships	300,748	19.7 years
Non-compete agreements	6,780	6 years
Total identifiable intangible assets	$311,869
The Closing Date provisional fair values of identifiable intangible assets were determined by using certain estimates and assumptions that are not observable in the market. Determining the useful life of an intangible asset also requires judgment, as different types of intangible assets will have different useful lives.
The Company used the relief from royalty method to determine the estimated value of trade name and acquired technology, which is unpatented technology that Stratos uses to service their clients. The significant assumptions in the calculation included revenue growth, pretax royalty rate and an obsolescence factor.
The Company used the multi-period excess earnings method under the income approach to determine the estimated acquisition date fair values of the client relationships intangible assets. The significant assumptions used to estimate the fair values of client relationships included forecasted revenues, expected customer attrition rates, and a discount rate applied.
The Company used the with and without approach for the estimated value of non-compete agreements. Significant assumptions included forecasted revenue, competition’s impact, and discount rate on forecasted cash flow.
As part of the Stratos Acquisition, the Company, via its 57.5% indirect interest in SEI-Eclipse, acquired a portfolio of minority equity investments which were accounted for under ASC 323, Investments - Equity Method and Joint Ventures as of the Closing Date due to the Company having significant influence. These investments were determined to have an acquisition date fair value of $56,974. For certain equity method investments, the Company, via its 57.5% indirect interest in SEI-Eclipse, also acquired rights to obtain a controlling interest in the investees. These contractual rights were previously negotiated between Stratos Wealth Enterprises, LLC, one of the U.S.-based Stratos operating entities (SWE), and the equity method investee controlling interest holders and were contingently exercisable upon a change of control in Stratos. The purchase price under the contractual rights is based on a proscribed formula tied to historical profitability of the applicable equity method investee. The Company determined that the fair value of these rights was de minimis on the date of the acquisition.
In addition to the contractual rights applicable to the equity method investees described above, prior to the Closing Date, SWE also executed non-binding letters of intent or entered into other non-binding understandings to acquire a separate set of entities.
Given the Company’s intent to cause SWE to exercise its contractual rights to acquire controlling interests in the equity method investees and to close on the purchases contemplated under the non-binding letters of intent and other understandings after the Closing Date, the Company deposited $118,606 in escrow on the Closing Date, which SWE will use to primarily fund the estimated cash purchase price of the additional equity of the relevant operating entities.
In the first quarter of 2026, SWE completed the purchases of controlling interests in certain of the acquired equity method investees through the exercise of its contractual rights noted above. These purchases were funded by $41,757 in cash released from the above-described escrow and the issuance of $26,426 in promissory notes due in 12 or 16 equal quarterly installments, with the earliest payments beginning in April 2027. The Company expects to cause SWE to use the remaining cash in escrow and promissory notes to acquire controlling interests in other entities that were parties to the non-binding letters of intent and other understandings with SWE as of the Closing Date.

The Acquisition Agreement also provides for SEI-Eclipse to acquire the outstanding equity of Stratos NSC Holdings held by Stratos US Holdings for approximately $103,000. The future closing of the acquisition of Stratos NSC Holdings, if any, is subject to applicable regulatory approval and other closing conditions, including, without limitation, the Company receiving satisfactory results of its due diligence of Stratos NSC Holdings and NSC Asesores.
The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the years ended December 31, 2025 and 2024 as if the Stratos Acquisition had occurred as of January 1, 2024, after giving effect to certain purchase accounting adjustments. These amounts are based on financial information of the Stratos business and are not necessarily indicative of what the Company’s operating results would have been had the Stratos Acquisition taken place on January 1, 2024:

Year ended December 31,	2025	2024
Revenues	$2,344,132	$2,171,587
Net income attributable to SEI Investments Company	727,581	572,694
The unaudited pro forma consolidated financial information includes certain nonrecurring adjustments directly attributable to the Stratos Acquisition. These adjustments primarily relate to transaction‑related costs and were immaterial.
LifeYield
In December 2024, the Company acquired LifeYield, LLC (LifeYield). The total purchase price for LifeYield was $29,072, including a contingent consideration of $11,910, which was subject to the achievement of certain post-closing performance measurements determined during a time period up to four years from the closing date. As of December 31, 2025, the fair value of the contingent consideration of $7,834 is included in Other long-term liabilities on the accompanying Consolidated Balance Sheet.
XPS Pensions (Nexus) Limited
In November 2023, the Company's wholly-owned operating subsidiary in the United Kingdom, SIEL, acquired all of the outstanding equity of XPS Pensions (Nexus) Limited, principal employer and scheme funder of the National Pensions Trust (NPT), from its parent company, XPS Pensions Group PLC (XPS). The total purchase price for XPS Pensions (Nexus) Limited was $46,205, including a $3,932 contingent consideration payable to the sellers, which was subject to the achievement of certain post-closing performance measurements determined during intervals occurring within two years immediately following the closing date. During 2025, the Company determined the achievement of the performance measurements would not be met and wrote off $2,587 representing the remaining balance of the contingent consideration obligation to the sellers. The gain from the write off of the contingent consideration is reflected in Facilities, supplies and other costs on the Consolidated Statement of Operations.
Family Office Services
In February 2025, the Company entered into a definitive agreement with Aquiline Capital Partners LP (Aquiline) to sell the Company's Family Office Services business. On June 30, 2025, all conditions subject to closing the transaction were satisfied. The Company received gross proceeds of $116,020 from the sale and recognized a gain of $94,412, net of transaction costs and certain other purchase price adjustments. The Company's gain from the divestiture is included in Gain on sale of business on the accompanying Consolidated Statement of Operations. Prior to the divestiture, the results of operations of the Family Office Services business were reported in the Company's Investments in New Businesses segment.

Note 15 – Goodwill and Intangible Assets
The carrying amount of the Company's goodwill by segment at December 31, 2025 and 2024 is as follows:

	Investment Managers	Investment Advisors	Institutional Investors	Investments in New Businesses	Total

Balance, January 1, 2024	$56,990	$—	$61,884	18,459	$137,333
Acquisitions	—	33,131	—	—	33,131
Measurement period adjustments	—	—	25	—	25
Reclassification due to segment reorganization	(1,711)	—	—	1,711	—
Foreign currency translation adjustments	(12)	—	(190)	—	(202)
Balance, December 31, 2024	$55,267	$33,131	$61,719	$20,170	$170,287
Acquisition of Stratos (See Note 14)	—	186,549	—	—	186,549
Divestiture of Family Office Services business	—	—	—	(1,711)	(1,711)
Measurement period adjustments	—	(1,109)	—	—	(1,109)
Foreign currency translation adjustments	(20)	—	993	—	973
Balance, December 31, 2025	$55,247	$218,571	$62,712	$18,459	$354,989
The Company's intangible assets consist of:

	2025	Weighted Average Estimated Useful Life	2024	Weighted Average Estimated Useful Life
Client relationships	$356,635	18.7 years	$63,785	9.8 years
Acquired technology	49,186	7.9 years	61,060	7.5 years
Trade name	5,205	7.8 years	4,890	15.3 years
Non-competition agreements	6,780	6.0 years	3,470	5.0 years
	417,806		133,205
Less: Accumulated amortization	(49,534)		(55,835)
Intangible assets, net	$368,272		$77,370
During 2025, the Company recognized significant additions to its intangible assets as a result of the Stratos Acquisition (See Note 14).
The Company recognized $14,776, $13,448 and $12,161 of amortization expense related to intangible assets during 2025, 2024 and 2023, respectively.
The Company currently expects to recognize amortization expense related to intangible assets as of December 31, 2025 each year from 2026 through 2030 as follows:

Year	Expected Amortization Expense Related to Intangible Assets
2026	$31,387
2027	27,769
2028	27,380
2029	22,853
2030	22,423

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

Disaggregation of Revenue
The following tables provide additional information pertaining to our revenues disaggregated by major product line and primary geographic market based on the location of the use of the products or services for each of the Company’s business segments for 2025, 2024 and 2023:

	Investment Managers	Private Banks	Investment Advisors	Institutional Investors	Investments in New Businesses	Total
Major Product Lines:	For the Year Ended December 31, 2025
Investment management fees from pooled investment products	$602	$133,221	$225,196	$49,994	$1,632	$410,645
Investment management fees from investment management agreements	—	4,026	230,050	212,128	20,335	466,539
Investment operations fees	767,883	2,508	86,453	68	1,999	858,911
Investment processing fees - PaaS	5,379	317,062	6,371	2,113	41	330,966
Investment processing fees - SaaS	—	88,339	5,319	7,344	13,340	114,342
Professional services fees	5,917	24,938	—	—	1,614	32,469
Account fees and other	35,224	2,845	24,008	10,851	10,581	83,509
Total revenues	$815,005	$572,939	$577,397	$282,498	$49,542	$2,297,381

Primary Geographic Markets:
United States	$718,216	$379,967	$577,397	$234,911	$47,246	$1,957,737
United Kingdom	286	129,463	—	32,977	2,296	165,022
Canada	—	42,547	—	6,086	—	48,633
Ireland	59,399	20,962	—	8,524	—	88,885
Luxembourg	37,104	—	—	—	—	37,104
Total revenues	$815,005	$572,939	$577,397	$282,498	$49,542	$2,297,381

	Investment Managers	Private Banks	Investment Advisors	Institutional Investors	Investments in New Businesses	Total
Major Product Lines:	For the Year Ended December 31, 2024
Investment management fees from pooled investment products	$363	$133,210	$233,992	$48,215	$1,721	$417,501
Investment management fees from investment management agreements	—	4,302	197,638	215,464	18,513	435,917
Investment operations fees	691,953	2,270	51,550	12	4,207	749,992
Investment processing fees - PaaS	5,042	290,825	5,570	1,631	34	303,102
Investment processing fees - SaaS	19	87,938	335	8,172	21,168	117,632
Professional services fees	3,572	19,747	—	—	3,299	26,618
Account fees and other	27,441	3,122	20,323	12,229	11,274	74,389
Total revenues	$728,390	$541,414	$509,408	$285,723	$60,216	$2,125,151

Primary Geographic Markets:
United States	$655,051	$355,887	$509,408	$236,088	$60,216	$1,816,650
United Kingdom	—	125,745	—	36,999	—	162,744
Canada	—	40,564	—	5,756	—	46,320
Ireland	43,231	19,218	—	6,880	—	69,329
Luxembourg	30,108	—	—	—	—	30,108
Total revenues	$728,390	$541,414	$509,408	$285,723	$60,216	$2,125,151

	Investment Managers	Private Banks	Investment Advisors	Institutional Investors	Investments in New Businesses	Total
Major Product Lines:	For the Year Ended December 31, 2023
Investment management fees from pooled investment products	$401	$127,388	$239,244	$47,943	$1,382	$416,358
Investment management fees from investment management agreements	—	3,091	174,418	223,212	16,647	417,368
Investment operations fees	611,126	1,572	1,490	—	5,702	619,890
Investment processing fees - PaaS	4,261	244,910	5,035	1,000	42	255,248
Investment processing fees - SaaS	73	89,708	—	10,118	17,557	117,456
Professional services fees (1)	3,885	26,291	—	—	1,199	31,375
Account fees and other	25,508	3,357	16,111	7,435	9,687	62,098
Total revenues	$645,254	$496,317	$436,298	$289,708	$52,216	$1,919,793

Primary Geographic Markets:
United States (1)	$583,107	$325,543	$436,298	$242,945	$52,216	$1,640,109
United Kingdom	94	113,221	—	34,485	—	147,800
Canada	—	39,974	—	5,652	—	45,626
Ireland	38,319	17,579	—	6,626	—	62,524
Luxembourg	23,734	—	—	—	—	23,734
Total revenues	$645,254	$496,317	$436,298	$289,708	$52,216	$1,919,793
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
Investment operations fees - Revenues earned from accounting and administrative services, distribution support services and regulatory and compliance services to investment management firms and family offices. The Company contracts directly with the investment management firm or family office. The contractual fees are stated as a percentage of net assets under administration and billed when asset valuations are finalized. Also includes fees from client cash balances held in the FDIC-insured accounts through the SEI Integrated Cash program. Fees are based on client cash balances held in FDIC insured deposit accounts through a network of independent banks and are dependent on the prevailing market interest rates. The amount recognized is net of amounts paid to clients for their swept deposits.
Stratos provides a suite of infrastructure and operational support services to independent advisors. These services include practice management coaching, compliance and regulatory oversight, billing and administrative support, technology access, and marketing resources. Fees are primarily earned based on an agreed-upon percentage of qualified assets under management.
Revenues associated with Investment operations fees are recognized in Asset management, administration and distribution fees on the accompanying Consolidated Statements of Operations.
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
Revenues associated with former clients of the Investments in New Businesses segment processed on the Archway PlatformSM were fees for hosted technology services formerly offered to family offices and financial institutions. The Archway Platform is an integrated technology platform used for investment, operations, accounting and client reporting by these institutions. The contractual fee was based on a monthly subscription fee to access the Archway Platform along with additional fees on a per transaction basis.
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

Note 17 – Leases
The Company has operating leases for corporate facilities and equipment. The Company's expense related to leases during 2025, 2024 and 2023 was $8,316, $9,571 and $10,334, respectively, and is included in Facilities, supplies and other costs on the accompanying Consolidated Statements of Operations. During 2025, 2024 and 2023 the Company incurred variable lease costs of $1,022, $1,137 and $1,084, respectively included in total expense.
The Company's future minimum lease payments under non-cancelable leases as of December 31, 2025 are as follows:

Year	Future Minimum Lease Payment
2026	$9,296
2027	6,237
2028	3,389
2029	3,218
2030	3,024
Thereafter	6,933
Total future minimum lease payments	32,097
Less: Imputed interest	(3,535)
Total	$28,562
The following table provides supplemental Consolidated Balance Sheet information related to the Company's leases:

	2025	2024
Current portion of long-term operating lease liabilities	$8,677	$7,900
Long-term operating lease liabilities	19,885	24,235
Total operating lease liabilities	$28,562	$32,135

Weighted average remaining lease term	5.4 years	5.9 years

Weighted average discount rate	4.01%	3.86%
The following table provides supplemental cash flow information related to the Company's leases:

Year Ended December 31,	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$9,711	$8,531	$11,092

Right-of-use assets obtained in exchange for lease obligations	$1,548	$13,076	$6,009
As of December 31, 2025, the Company had one material lease commitment for leases that have not commenced. The lease term is for five years and the total estimated future payments are $12,641.

Note 18 – Consolidated Variable Interest Entities
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
The Company determined the LSV GEMNF to be a VIE in which it has a variable interest through its direct equity partnership interest and also determined LSV does not have a variable interest through its management fee as general partner to the fund. The Company concluded that it is the primary beneficiary as substantially all of the activities of the fund are currently conducted on behalf of the Company while the fund is in the seed capital stage and is therefore required to consolidate the accounts of the LSV GEMNF into its financial statements.
The LSV GEMNF recognized unrealized gains of $7,125 during 2025 from the change in fair value of the fund. This unrealized gain is included in Net gain from consolidated variable interest entities on the accompanying Consolidated Statement of Operations. The Company's portion of this gain during 2025 was $5,338.
The assets and liabilities of the LSV GEMNF presented on the accompanying Consolidated Balance Sheets consist of:

Assets of Consolidated Variable Interest Entities	December 31, 2025
Cash and cash equivalents	$70,791
Equity securities	113,119
Other assets	84
Total	$183,994

Liabilities of Consolidated Variable Interest Entities	December 31, 2025
Accrued expenses	$28
Securities sold short	108,243
Other liabilities	233
Total	$108,504
The assets presented in the table above may only be used to settle obligations of the LSV GEMNF and are not available for use by the Company to the extent they are held by non-controlling interests. Any debt or liabilities of the LSV GEMNF have no recourse to the Company’s general credit.

Schedule II - Valuation and Qualifying Accounts and Reserves	SEI Investments Company
(In thousands)	and Subsidiaries

Year Ended December 31,		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	(Deductions)	Balance at End of Year
Allowance for doubtful accounts:
2025	$1,435	$481	$—	$—	$1,916
2024	663	772	—	—	1,435
2023	901	—	—	(238)	663
Deferred income tax valuation allowance:
2025	$39,756	$—	$—	$(3,790)	$35,966
2024	45,246	—	—	(5,490)	39,756
2023	45,096	150	—	—	45,246

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
As permitted by SEC guidance that an assessment of a recently acquired business may be omitted from management’s report on internal control over financial reporting for up to a year from the date of acquisition, management’s evaluation excluded the internal control over financial reporting related to the U.S. business of Stratos Wealth Holdings, which was acquired on December 3, 2025. The Company will continue to evaluate the effectiveness of internal controls over financial reporting as it completes the integration of the acquired Stratos Wealth Holdings business with the Company and will make changes to its internal control framework, as necessary. The acquired Stratos Wealth Holdings business represented approximately 2% of total assets and less than 1% of total revenues of the Company as of and for the year ended December 31, 2025.
Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), which excluded the acquired business described above, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
During the three months ended December 31, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 (c) of Regulation S-K).
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
RYAN P. HICKE, 48, has been an employee since May 1998, and our Chief Executive Officer since June 2022. Prior to his appointment as our Chief Executive Officer, Mr. Hicke was one of our Executive Vice Presidents from November 2018 until June 2022. Mr. Hicke served as our Chief Information Officer from November 2018 to June 2022, and was a Senior Vice President from 2015 until November 2018.
SEAN J. DENHAM, 53, has been one of our Executive Vice Presidents and has served as our Chief Financial Officer since April 2024 and Chief Operating Officer since February 2025. Prior to April 2024, Mr. Denham was a partner of Grant Thornton.
MICHAEL F. LANE, 58, has been an employee and one of our Executive Vice Presidents since September 2024. Prior to September 2024, Mr. Lane was Chair of U.S. Wealth at Blackrock after he was head of iShares for U.S. Wealth Advisory since 2018. Prior to 2018, Mr. Lane served as Global Head of Strategic Retirement Initiatives and CEO of Dimensional SmartNest LLC.
PHILIP N. MCCABE, 63, has been an employee since February 1989, and one of our Executive Vice Presidents since March 2022. Mr. McCabe was a Senior Vice President from January 2016 until March 2022.
MICHAEL N. PETERSON, 59, has been one of our Executive Vice Presidents and has served as our General Counsel since June 2018. Prior to February 2018, Mr. Peterson was a partner of Morgan, Lewis & Bockius LLP, a law firm, and from February 2018 until May 2018, Mr. Peterson was a partner of Reed Smith LLP, a law firm.
SANJAY K. SHARMA, 56, has been one of our Executive Vice Presidents since June 2022. Mr. Sharma was a Senior Vice President from August 2008 until June 2022.
MARK A. WARNER, 58, has been an employee since May 1990, and has served as our Chief Accounting Officer and Controller since March 2023.
ALFRED P. WEST, JR., 83, was the Executive Chairman of our Board of Directors from June 2022 to January 1, 2026. Prior to June 2022, Mr. West served as our Chief Executive Officer since we were founded in 1968. Additionally, Mr. West also served as our President from June 1979 to August 1990.
Insider Trading Policy
The Company has an Insider Trading Policy that governs transactions in our securities by our directors, officers, and employees, and promotes compliance with the laws and rules applicable thereto. The Insider Trading Policy was filed as Exhibit 19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
The following table provides information regarding the aggregate number of securities to be issued under all of our equity compensation plans upon exercise of outstanding options, stock units, warrants, and other rights and their weighted-average exercise price as of December 31, 2025.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted –average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	14,817,000	$65.35	12,388,000
Equity compensation plans not approved by security holders	—	—	—
Total	14,817,000	$65.35	12,388,000
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

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets — December 31, 2025 and 2024
Consolidated Statements of Operations — For the years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Comprehensive Income — For the years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Changes in Equity — For the years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Cash Flows — For the years ended December 31, 2025, 2024 and 2023
Notes to Consolidated Financial Statements
Schedule II - Valuation and Qualifying Accounts and Reserves — For the years ended December 31, 2025, 2024 and 2023
All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.
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

10.4		SEI Capital Accumulation Plan. (Incorporated by reference to exhibit 99(e) to the Registrant’s Registration Statement on Form S-8 (No. 333-41343) filed December 2, 1997.)
10.5		2014 Omnibus Equity Compensation Plan. (Incorporated by reference to exhibit 10.11 to the Registrant’s Current Report on Form 8-K dated May 21, 2014.)
10.6		Employment Agreement, dated January 13, 2026 between Ryan Hicke and the Registrant. (Incorporated by reference to exhibit 99.1 to the Registrant's Current Report on Form 8-K dated January 13, 2026.)
10.7		Employment Agreement, dated January 16, 2024, between Sean Denham and the Registrant. (Incorporated by reference to exhibit 99.1 to the Registrant's Current Report on Form 8-K dated January 16, 2024.)
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

10.10		2024 Omnibus Equity Compensation Plan. (Incorporated by reference to exhibit 10.15 to the Registrant’s Current Report on Form 8-K dated May 30, 2024.)
10.11		Executive Severance and Change in Control Plan. (Incorporated by reference to exhibit 10.16 to the Registrant's Current Report on Form 8-K dated May 30, 2024.)
10.12	*	2024 Omnibus Equity Compensation Plan Notice of Restricted Stock Unit Award.
10.13	*	2024 Omnibus Equity Compensation Plan Notice of Nonqualified Stock Option Award.
10.14
Credit Agreement, dated as of August 18, 2025 among SEI Investments Company, U.S. Bank National Association, as administrative agent, Wells Fargo Bank, National Association, as syndication agent, Bank of America, N.A., JP Morgan Chase Bank, N.A., CIBC Bank USA and Citizens Bank, N.A., each as documentation agent (Incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 18, 2025.)

14		Code of Ethics for Senior Financial Officers. (Incorporated by reference to exhibit 14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.)
19		SEI Investments Company - Insider Trading Policy (Incorporated by reference to exhibit 19 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2024.)
21	*	Subsidiaries of the Registrant.
23.1	*	Consent of KPMG LLP.
23.2	*	Consent of KPMG LLP relating to the financial statements of LSV Asset Management.
31.1	*	Section 302 Principal Executive Officer Certification
31.2	*	Section 302 Principal Financial Officer Certification
32	*	Section 1350 Certifications
97		Amended and Restated Compensation Recoupment Policy (Incorporated by reference to exhibit 97 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2023.)
99.1
Financial Statements of LSV Asset Management dated December 31, 2022 and 2021. (Incorporated by reference to exhibit 99.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2022.)

99.2
Financial Statements of LSV Asset Management dated December 31, 2023 and 2022. (Incorporated by reference to exhibit 99.14 to Amendment No. 1 on Form 10-K/A to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2023.)

99.3
Financial Statements of LSV Asset Management dated December 31, 2024 and 2023. (Incorporated by reference to exhibit 99.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2024.)

99.4	*	Financial Statements of LSV Asset Management dated December 31, 2025 and 2024.
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith as an exhibit to this Annual Report on Form 10-K.
(P)	Paper exhibit.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEI INVESTMENTS COMPANY

Date:	February 23, 2026	By:	/s/ Sean J. Denham
Sean J. Denham
Chief Financial and Chief Operating Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 23, 2026	By:	/s/ Carl A. Guarino
Carl A. Guarino
Chairman of the Board and Director

Date:	February 23, 2026	By:	/s/ Ryan P. Hicke
Ryan P. Hicke
Chief Executive Officer and Director

Date:	February 23, 2026	By:	/s/ Carmen V. Romeo
Carmen V. Romeo
Director

Date:	February 23, 2026	By:	/s/ William M. Doran
William M. Doran
Director

Date:	February 23, 2026	By:	/s/ Kathryn M. McCarthy
Kathryn M. McCarthy
Director

Date:	February 23, 2026	By:	/s/ Jonathan A. Brassington
Jonathan A. Brassington
Director

Date:	February 23, 2026	By:	/s/ Tom Naratil
Tom Naratil
Director

Date:	February 23, 2026	By:	/s/ Karin Risi
Karin Risi
Director