Form 10-Q
period 2026-03-31
SEI INVESTMENTS CO
filed 2026-04-27
CIK 350894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q
________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, as of the close of business on April 10, 2026:

Common Stock, $0.01 par value	120,272,976

SEI INVESTMENTS COMPANY

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

Consolidated Balance Sheets	SEI Investments Company
(unaudited)	and Subsidiaries
(Dollars in thousands, except per-share data)

	March 31, 2026	December 31, 2025
Assets
Current Assets:
Cash and cash equivalents	$363,149	$399,804
Receivables from investment products	55,126	63,317
Receivables, net of allowance for doubtful accounts of $1,759 and $1,916	710,083	709,748
Securities owned	32,093	33,777
Other current assets	73,107	66,691
Total Current Assets	1,233,558	1,273,337
Property and Equipment, net of accumulated depreciation of $474,613 and $468,700	149,415	150,434
Operating Lease Right-of-Use Assets	34,669	26,447
Capitalized Software, net of accumulated amortization of $678,968 and $669,896	230,746	234,272
Investments	331,371	428,004
Assets of Consolidated Variable Interest Entities	214,921	183,994
Goodwill	388,380	354,989
Intangible Assets, net of accumulated amortization of $58,480 and $49,534	479,517	368,272
Deferred Contract Costs	56,593	53,345
Deferred Income Taxes	8,218	8,048
Deposits Related to Acquisitions	64,839	118,606
Other Assets, net	83,027	60,096
Total Assets	$3,275,254	$3,259,844
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	SEI Investments Company
(unaudited)	and Subsidiaries
(Dollars in thousands, except per-share data)

	March 31, 2026	December 31, 2025
Liabilities, Redeemable Non-controlling Interests and Equity
Current Liabilities:
Accounts payable	$6,685	$5,404
Accrued liabilities	237,722	359,823
Current portion of long-term operating lease liabilities	10,054	8,677
Deferred revenue	18,360	13,307
Total Current Liabilities	272,821	387,211
Long-term Debt	32,415	—
Liabilities of Consolidated Variable Interest Entities	136,542	108,504
Deferred Income Taxes	14,580	16,842
Long-term Operating Lease Liabilities	27,016	19,885
Other Long-term Liabilities	35,195	23,626
Total Liabilities	518,569	556,068
Commitments and Contingencies
Redeemable Non-controlling Interests	269,901	243,959
Equity:
Shareholders' Equity:
Common stock, $0.01 par value, 750,000,000 shares authorized; 120,385,568 and 122,232,251 shares issued and outstanding	1,204	1,222
Capital in excess of par value	1,696,702	1,678,787
Retained earnings	781,778	792,280
Accumulated other comprehensive loss, net	(29,430)	(24,505)
Total SEI Shareholders' Equity	2,450,254	2,447,784
Non-controlling interests	36,530	12,033
Total Equity	2,486,784	2,459,817
Total Liabilities, Redeemable Non-controlling Interests and Equity	$3,275,254	$3,259,844
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations	SEI Investments Company
(unaudited)	and Subsidiaries
(Dollars in thousands, except per-share data)

	Three Months Ended March 31,
	2026	2025
Revenues:
Asset management, administration and distribution fees	$497,984	$432,143
Information processing and software servicing fees	124,199	119,201
Total revenues	622,183	551,344
Expenses:
Subadvisory, distribution and other asset management costs	56,746	47,532
Software royalties and other information processing costs	9,932	9,081
Compensation, benefits and other personnel	206,315	190,784
Stock-based compensation	14,496	14,138
Consulting, outsourcing and professional fees	54,403	56,001
Data processing and computer related	44,873	39,319
Facilities, supplies and other costs	20,322	18,755
Amortization	18,354	10,710
Depreciation	7,256	7,927
Total expenses	432,697	394,247
Income from operations	189,486	157,097
Net (loss) gain from investments	(369)	493
Interest and dividend income	7,162	10,221
Interest expense	(473)	(185)
Other income	450	—
Equity in earnings of unconsolidated affiliates	32,476	28,747
Net gain from consolidated variable interest entities	2,079	—
Income before income taxes	230,811	196,373
Income taxes	54,024	44,856
Net income	176,787	151,517
Less: Net income attributable to non-controlling interests	2,300	—
Net income attributable to SEI Investments Company	$174,487	$151,517

Basic earnings per common share	$1.43	$1.20
Shares used to compute basic earnings per share	121,659	126,561
Diluted earnings per common share	$1.40	$1.17
Shares used to compute diluted earnings per share	124,494	129,450
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income	SEI Investments Company
(unaudited)	and Subsidiaries
(Dollars in thousands)

	Three Months Ended March 31,
	2026	2025
Net income	$176,787	$151,517
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(3,787)	5,366
Unrealized (loss) gain on investments:
Unrealized (losses) gains during the period, net of income taxes of $192 and $(926)	(659)	3,101
Reclassification adjustment for gains realized in net income, net of income taxes of $147 and $9	(479)	(32)
Total other comprehensive (loss) income, net of tax	(4,925)	8,435
Comprehensive income	$171,862	$159,952
Less: Comprehensive income attributable to the non-controlling interests	2,300	—
Comprehensive income attributable to SEI Investments Company	$169,562	$159,952
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Equity	SEI Investments Company
(unaudited)	and Subsidiaries
(Dollars in thousands, except per-share data)

	Shares of Common Stock	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
	For the Three Months Ended March 31, 2026
Balance, January 1, 2026	122,232	$1,222	$1,678,787	$792,280	$(24,505)	$12,033	$2,459,817
Net income	—	—	—	174,487	—	551	175,038
Other comprehensive loss	—	—	—	—	(4,925)	—	(4,925)
Purchase and retirement of common stock	(2,554)	(25)	(23,279)	(184,989)	—	—	(208,293)
Issuance of common stock under employee stock purchase plan	21	—	1,480	—	—	—	1,480
Issuance of common stock under share-based award plans	687	7	38,065	—	—	—	38,072
Stock-based compensation	—	—	14,496	—	—	—	14,496
Acquired non-controlling interest	—	—	—	—	—	24,397	24,397
Redemption value remeasurement	—	—	(12,847)	—	—	—	(12,847)
Capital distributions	—	—	—	—	—	(451)	(451)
Balance, March 31, 2026	120,386	$1,204	$1,696,702	$781,778	$(29,430)	$36,530	$2,486,784

	Shares of Common Stock	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
	For the Three Months Ended March 31, 2025
Balance, January 1, 2025	126,840	$1,268	$1,539,816	$758,003	$(46,975)	$—	$2,252,112
Net income	—	—	—	151,517	—	—	151,517
Other comprehensive income	—	—	—	—	8,435	—	8,435
Purchase and retirement of common stock	(2,501)	(25)	(20,319)	(172,500)	—	—	(192,844)
Issuance of common stock under employee stock purchase plan	19	—	1,335	—	—	—	1,335
Issuance of common stock under share-based award plans	426	4	23,155	—	—	—	23,159
Stock-based compensation	—	—	14,138	—	—	—	14,138
Balance, March 31, 2025	124,784	$1,247	$1,558,125	$737,020	$(38,540)	$—	$2,257,852
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	SEI Investments Company
(unaudited)	and Subsidiaries
(Dollars in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$176,787	$151,517
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,256	7,927
Amortization	18,354	10,710
Equity in earnings of unconsolidated affiliates	(32,476)	(28,747)
Partner distributions received from unconsolidated affiliates	35,210	34,860
Stock-based compensation	14,496	14,138
Provision for losses on receivables	(157)	420
Deferred income tax benefit	(2,093)	(4,142)
Net loss (gain) from investments	369	(493)
Change in other long-term liabilities	(59)	508
Change in other assets	(12,620)	(1,213)
Contract costs capitalized, net of amortization	(3,248)	(2,291)
Contingent consideration fair value adjustments	—	(1,351)
Other	(2,475)	33
Change in current assets and liabilities:
Receivables from investment products	8,191	4,658
Receivables	(413)	(43,091)
Other current assets	(6,416)	(2,674)
Advances due from unconsolidated affiliate	64,840	54,513
Accounts payable	1,279	(1,913)
Accrued liabilities	(53,714)	(48,966)
Deferred revenue	5,053	2,077
Consolidated variable interest entities related:
Change from investment security transactions	4,522	—
Net gain from investments	(2,079)	—
Change in other assets and liabilities	969	—
Total adjustments	44,789	(5,037)
Net cash provided by operating activities	$221,576	$146,480
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	SEI Investments Company
(unaudited)	and Subsidiaries
(Dollars in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from investing activities:
Additions to property and equipment	(6,409)	(8,666)
Additions to capitalized software	(5,546)	(7,362)
Purchases of marketable securities	(39,043)	(50,113)
Prepayments and maturities of marketable securities	37,179	30,949
Purchases of interest in limited partnerships	—	(566)
Proceeds from fixed asset dispositions	—	1,165
Other investing activities	1,593	(3,757)
Net cash provided by (used in) investing activities	$(12,226)	$(38,350)
Cash flows from financing activities:
Purchase and retirement of common stock	(214,751)	(203,723)
Proceeds from issuance of common stock	39,552	24,494
Payment of dividends	(63,672)	(62,319)
Consolidated variable interest entities related:
Non-controlling interest capital raised, net	495	—
Net cash used in financing activities	$(238,376)	$(241,548)
Effect of exchange rate changes on cash and cash equivalents	(1,328)	4,212
Net change in cash and cash equivalents and cash and cash equivalents held at consolidated variable interest entities	(30,354)	(129,206)
Cash, cash equivalents and cash and cash equivalents held at consolidated variable interest entities, beginning of period	470,595	840,193
Cash, cash equivalents and cash and cash equivalents held at consolidated variable interest entities, end of period	$440,241	$710,987

Non-cash investing activities:
Application of previously funded acquisition deposits toward purchase consideration	$48,804	$—

Reconciliation of Cash, cash equivalents and cash and cash equivalents held at consolidated variable interest entities to the Consolidated Balance Sheets:	March 31, 2026	December 31, 2025
Cash and cash equivalents	$363,149	$399,804
Cash and cash equivalents held at consolidated variable interest entities	77,092	70,791
Total cash and cash equivalents and cash and cash equivalents held at consolidated variable interest entities	$440,241	$470,595
The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements	SEI Investments Company
(all figures are in thousands except share and per-share data)	and Subsidiaries
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
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain financial information and accompanying note disclosure normally included in the Company’s Annual Report on Form 10-K have been condensed or omitted. The interim financial information is unaudited but reflects all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position of the Company as of March 31, 2026, the results of operations for the three months ended March 31, 2026 and 2025, and cash flows for the three months ended March 31, 2026 and 2025. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
There have been no significant changes in significant accounting policies during the three months ended March 31, 2026 as compared to the significant accounting policies described in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
Variable Interest Entities
The Company or its affiliates have created numerous investment products for its clients in various types of legal entity structures. For entities determined to be a variable interest entity (VIE) in which the Company has a variable interest, an evaluation is required to determine whether the Company is the primary beneficiary. The Company evaluates its economic interests in the entity specifically determining if the Company has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. When making the determination on whether the benefits received from an entity are significant, the Company considers the total economics of the entity, and analyzes whether the Company’s share of the economics is significant. The Company utilizes qualitative factors, and, where applicable, quantitative factors, while performing the analysis. At each balance sheet date, the Company determines whether any reconsideration events, such as capital contributions and redemptions, either by the Company or third parties, have occurred that require it to revisit the VIE analysis and will consolidate or deconsolidate accordingly
Consolidated Variable Interest Entities
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
Redeemable Non-controlling Interests
Non-controlling interests that are redeemable outside the Company's control at fixed or determinable prices and dates are presented as temporary equity in the accompanying Consolidated Balance Sheets. Redeemable non-controlling interests are recorded at the greater of the redemption fair value or the carrying value of the non-controlling interest and adjusted each reporting period for income, loss and any distributions made. Remeasurements to the redemption value of the redeemable non-controlling interest are recognized in capital in excess of par value. As of December 31, 2025 and March 31, 2026, the Company has a redeemable non-controlling interest related to an acquisition (See Note 12).
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
Changes in the Company's redeemable non-controlling interests are as follows:

Redeemable Non-controlling Interests
Balance, December 31, 2025	$243,959
Increase from acquisition	10,400
Net income attributable to non-controlling interests	1,749
Capital contributions from non-controlling interests, net	1,000
Capital distributions to non-controlling interests	(54)
Redemption value remeasurement	12,847
Balance, March 31, 2026	$269,901
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
The Company is a party to expense limitation agreements with certain SEI-sponsored money market funds subject to Rule 2a-7 of the Investment Company Act of 1940 which establish a maximum level of ordinary operating expenses incurred by the fund in any fiscal year including, but not limited to, fees of the administrator or its affiliates. Under the terms of these agreements, the Company waived $5,077 and $4,133 in fees during the three months ended March 31, 2026 and 2025, respectively.
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
Cash and Cash Equivalents
The Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents includes $73,254 and $201,675 at March 31, 2026 and December 31, 2025, respectively, invested in SEI-sponsored open-ended money market investment products. See Note 5 for information related to the Company's total investments in SEI-sponsored and non-SEI-sponsored money market investment products and commercial paper classified as cash equivalents.
Capitalized Software
The Company capitalized $5,546 and $7,362 of software development costs during the three months ended March 31, 2026 and 2025, respectively, to further develop the SEI Wealth PlatformSM (SWP) and for the development of a new platform for the Investment Managers segment. The Company capitalized $3,972 and $4,375 of software development costs for significant enhancements to SWP during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the net book value of SWP was $190,654, which includes $3,972 of capitalized software development costs in-progress associated with future releases. SWP has a weighted average remaining life of 7.4 years. Amortization expense for SWP was $7,564 and $7,099 during the three months ended March 31, 2026 and 2025, respectively.
The Company also capitalized $1,574 and $2,987 of software development costs during the three months ended March 31, 2026 and 2025, respectively, related to the development of a new platform for the Investment Managers segment. The Company placed the platform into service during the third quarter 2025. The net book value of the platform at March 31, 2026 was $40,092, which includes $1,574 of capitalized software development costs in-progress associated with future releases. As of March 31, 2026, the platform has a weighted average useful life of 6.4 years. Amortization expense for the platform was $1,508 during the three months ended March 31, 2026.
Earnings per Share
The calculations of basic and diluted earnings per share for the three months ended March 31, 2026 and 2025 are:

	Three Months Ended March 31,
	2026	2025
Net income	$176,787	$151,517
Less: Net income attributable to non-controlling interests	2,300	—
Net income attributable to SEI Investments Company	$174,487	$151,517
Shares used to compute basic earnings per common share	121,659,000	126,561,000
Dilutive effect of stock awards	2,835,000	2,889,000
Shares used to compute diluted earnings per common share	124,494,000	129,450,000
Basic earnings per common share	$1.43	$1.20
Diluted earnings per common share	$1.40	$1.17
During the three months ended March 31, 2026 and 2025, employee stock options to purchase 4,426,000 and 5,834,000 shares of common stock with an average exercise price of $75.27 and $65.95, respectively, were outstanding but not included in the computation of diluted earnings per common share. These options for the three month periods were not included in the computation of diluted earnings per common share because either the performance conditions have not been satisfied or would not have been satisfied if the reporting date was the end of the contingency period or the options' exercise price was greater than the average market price of the Company’s common stock and the effect on diluted earnings per common share would have been anti-dilutive.

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
Reclassifications
Certain prior year amounts have been reclassified to conform to current year presentation.

Note 2 – Equity Method Investments
The Company's equity method investments included in Investments on the accompanying Consolidated Balance Sheets consist of:

	March 31, 2026	December 31, 2025
Investment in LSV Asset Management	$54,879	$121,512
Other equity method investments	34,222	67,637
Total	$89,101	$189,149

LSV Asset Management
The Company has an investment in LSV Asset Management (LSV), a registered investment advisor that provides investment advisory services primarily to institutions, including pension plans and investment companies. LSV is currently an investment sub-advisor for a limited number of SEI-sponsored investment products. The Company's partnership interest in LSV as of March 31, 2026 was 38.5%. The Company’s interest in the net assets of LSV is included in Investments on the accompanying Consolidated Balance Sheets and its interest in the earnings of LSV is reflected in Equity in earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Operations.
The Company accounts for its interest in LSV using the equity method because of its less than 50% ownership. The Company’s interest in the earnings of LSV is reflected in Equity in earnings of unconsolidated affiliates on the accompanying Consolidated Statements of Operations.

At March 31, 2026 and December 31, 2025, the Company’s total investment in LSV was $54,879 and $121,512, respectively. The Company's investment includes advances provided to LSV related to their working capital accounts. The Company receives partnership distributions from LSV on a quarterly basis. The Company received partnership distributions from LSV of $33,886 and $34,860 in the three months ended March 31, 2026 and 2025, respectively. As such, the Company considers these distribution payments as returns on investment rather than returns of the Company's original investment in LSV and has therefore classified the associated cash inflows as an operating activity on the Consolidated Statements of Cash Flows.
The Company’s proportionate share in the earnings of LSV was $32,092 and $28,747 during the three months ended March 31, 2026 and 2025, respectively.
This table contains condensed financial information of LSV:

Condensed Statement of Operations	Three Months Ended March 31,
	2026	2025
Revenues	$115,454	$99,928
Net income	83,297	74,514
On April 1, 2026, LSV provided an interest in the partnership to select key employees which reduced the ownership percentage of each existing partner on a pro-rata basis. As a result, the Company's total partnership interest in LSV was reduced slightly to approximately 38.4% from approximately 38.5%.
Other Equity Method Investments
The Company's other equity method investments consist of several firms acquired in December 2025 and during the first quarter 2026 in connection with the Stratos Acquisition (See Note 12) and an investment in a non-affiliated limited partnership fund in which the Company holds a more than minor interest. At March 31, 2026 and December 31, 2025, the value of the equity method entities related to Stratos was $23,738 and $57,153, respectively. At March 31, 2026 and December 31, 2025, the value of the Company's investment in the limited partnership fund was $10,484.

Note 3 – Composition of Certain Financial Statement Captions
Receivables
Receivables on the accompanying Consolidated Balance Sheets consist of:

	March 31, 2026	December 31, 2025
Trade receivables	$188,746	$178,902
Fees earned, not billed	497,971	483,860
Taxes receivable	17,748	40,415
Other receivables	7,377	8,487
	711,842	711,664
Less: Allowance for doubtful accounts	(1,759)	(1,916)
	$710,083	$709,748
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

Property and Equipment
Property and Equipment on the accompanying Consolidated Balance Sheets consists of:

	March 31, 2026	December 31, 2025
Buildings	$222,396	$221,488
Equipment	161,615	158,740
Land	27,457	27,457
Purchased software	165,207	165,229
Furniture and fixtures	23,140	23,066
Leasehold improvements	23,726	23,003
Construction in progress	487	151
	624,028	619,134
Less: Accumulated depreciation	(474,613)	(468,700)
Property and Equipment, net	$149,415	$150,434
The Company recognized $7,256 and $7,927 in depreciation expense related to property and equipment for the three months ended March 31, 2026 and 2025, respectively.
Deferred Contract Costs
Deferred contract costs, which primarily consist of deferred sales commissions, were $56,593 and $53,345 as of March 31, 2026 and December 31, 2025, respectively. The Company deferred expenses related to contract costs of $7,196 and $5,410 during the three months ended March 31, 2026 and 2025, respectively. Amortization expense related to deferred contract costs were $3,948 and $3,119 during the three months ended March 31, 2026 and 2025, respectively. Amortization expense related to deferred contract costs is included in Compensation, benefits and other personnel on the accompanying Consolidated Statements of Operations. There were no material impairment losses in relation to deferred contract costs during the three months ended March 31, 2026.
Accrued Liabilities
Accrued liabilities on the accompanying Consolidated Balance Sheets consist of:

	March 31, 2026	December 31, 2025
Accrued employee compensation	$61,778	$143,358
Accrued consulting, outsourcing and professional fees	36,950	29,186
Accrued sub-advisory, distribution and other asset management fees	55,584	56,445
Accrued dividend payable	1,510	65,182
Accrued income taxes	24,622	6,560
Other accrued liabilities	57,278	59,092
Total accrued liabilities	$237,722	$359,823

Note 4 – Fair Value Measurements
The fair value of the Company’s financial assets and liabilities is determined in accordance with the fair value hierarchy. The pricing policies and procedures applied to the Company's Level 1 and Level 2 financial assets during the three months ended March 31, 2026 were consistent with those as described in the Company's Annual Report on Form 10-K at December 31, 2025. Level 1 financial assets and liabilities of the Company and consolidated VIEs consist mainly of equity securities and investments in open-end and closed-end investment products that are quoted daily. Level 2 financial assets primarily consist of Government National Mortgage Association (GNMA) mortgage-backed securities held by the Company's wholly-owned limited purpose federal thrift subsidiary, SEI Private Trust Company (SPTC), and Federal Home Loan Bank (FHLB) and other U.S. government agency short-term notes held by SIDCO. The financial assets held by SIDCO were purchased as part of a cash management program requiring only short term, top-tier investment grade government and corporate securities. The financial assets held by SPTC are debt securities issued by GNMA and are backed by the full faith and credit of the U.S. government. These securities were purchased for the sole purpose of satisfying applicable regulatory requirements and have maturity dates which range from 2027 to 2041. The Company's Level 3 financial liabilities at March 31, 2026 and December 31, 2025 consist entirely of the estimated fair value of the contingent considerations resulting from business acquisitions. There were no transfers of financial assets between levels within the fair value hierarchy during the three months ended March 31, 2026.
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
The fair value of certain financial assets and liabilities of the Company was determined using the following inputs:

	At March 31, 2026
	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
Financial Assets
SEI Investments Company
Equity securities	$67,379	$—	$—	$—	$67,379
Available-for-sale debt securities	—	161,221	—	—	161,221
Securities owned	—	32,093	—	—	32,093
Investment funds sponsored by LSV	—	—	—	12,389	12,389
Investments in limited partnership funds	—	—	—	1,281	1,281
Total financial assets of SEI Investments Company	67,379	193,314	—	13,670	274,363
Consolidated VIEs
Equity securities	122,567	—	—	—	122,567
Total financial assets of consolidated VIEs	122,567	—	—	—	122,567
Total financial assets measured at fair value	$189,946	$193,314	$—	$13,670	$396,930

Financial Liabilities
SEI Investments Company
Contingent considerations	$—	$—	$7,834	$—	$7,834
Total financial liabilities of SEI Investments Company	—	—	7,834	—	7,834
Consolidated VIEs
Securities sold short	120,134	—	—	—	120,134
Total financial liabilities of consolidated VIEs	120,134	—	—	—	120,134
Total financial liabilities measured at fair value	$120,134	$—	$7,834	$—	$127,968

	At December 31, 2025
	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
Financial Assets
SEI Investments Company
Equity securities	$67,414	$—	$—	$—	$67,414
Available-for-sale debt securities	—	158,690	—	—	158,690
Securities owned	—	33,777	—	—	33,777
Investment funds sponsored by LSV	—	—	—	11,593	11,593
Investments in limited partnership funds	—	—	—	1,158	1,158
Total financial assets of SEI Investments Company
Consolidated VIEs
Equity securities	113,119	—	—	—	113,119
Total financial assets of consolidated VIEs	113,119	—	—	—	113,119
Total financial assets measured at fair value	$180,533	$192,467	$—	$12,751	$385,751

Financial Liabilities
SEI Investments Company
Contingent considerations	$—	$—	$7,834	$—	$7,834
Total financial liabilities of SEI Investments Company	—	—	7,834	—	7,834
Consolidated VIEs
Securities sold short	108,243	—	—	—	108,243
Total financial liabilities of consolidated VIEs	108,243	—	—	—	108,243
Total financial liabilities measured at fair value	$108,243	$—	$7,834	$—	$116,077

Note 5 – Investments and Other Marketable Securities
Investments on the accompanying Consolidated Balance Sheets consist of:

	March 31, 2026	December 31, 2025
Available for sale debt securities	$161,221	$158,690
Investment products and equities	67,379	67,414
Investments in affiliated funds	12,389	11,593
Investments in limited partnership funds	1,281	1,158
Equity method investments (See Note 2)	89,101	189,149
Total	$331,371	$428,004

Available For Sale Debt Securities
The Company's available-for-sale debt securities consist of

	At March 31, 2026
	Cost Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Mortgage-backed securities issued by GNMA	$154,494	$—	$(5,866)	$148,628
Corporate and government agency debt securities	12,585	8	—	12,593
	$167,079	$8	$(5,866)	$161,221

	At December 31, 2025
	Cost Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Mortgage-backed securities issued by GNMA	$163,071	$—	$(4,381)	$158,690
	$163,071	$—	$(4,381)	$158,690

Unrealized holding losses, net of income tax benefit, at March 31, 2026 and December 31, 2025 of available-for-sale debt securities were:

	March 31, 2026	December 31, 2025
Unrealized holding losses	$(5,866)	$(4,381)
Less: Income tax benefit	1,349	1,008
Unrealized holding losses, net of tax	(4,517)	(3,373)
The unrealized losses are associated with the Company’s investments in mortgage-backed securities issued by GNMA and were caused by interest rate increases (See Note 4). The contractual cash flows of these securities are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company's investments. The Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases.
The unrealized losses, net of unrealized gains, associated with the Company's available-for-sale debt securities are reported as a separate component of Accumulated other comprehensive loss on the accompanying Consolidated Balance Sheets.
The following tables provide the scheduled maturities of the Company's available-for-sale debt securities:

	At March 31, 2026
	Cost	Fair Value
Within one year	$12,585	$12,593
After one year through five years	2,806	2,503
After 5 years through 10 years	21,618	19,818
After 10 years	130,070	126,307
	$167,079	$161,221

	At December 31, 2025
	Cost	Fair Value
Within one year	$—	$—
After one year through five years	3,248	2,930
After 5 years through 10 years	14,789	13,787
After 10 years	145,034	141,973
	$163,071	$158,690
There were no material realized gains or losses from available-for-sale debt securities during the three months ended March 31, 2026 and 2025, respectively.

Investment Products and Equities
The Company's investments in investment products and equities had a fair value of $67,379 and $67,414 at March 31, 2026 and December 31, 2025, respectively. There were no material realized gains or losses during the three months ended March 31, 2026 and 2025, respectively, from investment products and equities.
Investments in Affiliated Funds
The Company has an investment in funds sponsored by LSV. The Company records this investment at fair value. Unrealized gains and losses from the change in fair value of these funds are recognized in Net (loss) gain from investments on the accompanying Consolidated Statements of Operations.
The Company's investment in the funds had a fair value of $12,389 and $11,593 at March 31, 2026 and December 31, 2025, respectively. The Company recognized unrealized gains of $796 and $19 during the three months ended March 31, 2026 and 2025, respectively, from the change in fair value of the funds.
Securities Owned
The Company’s broker-dealer subsidiary, SIDCO, has investments in U.S. government agency securities with maturity dates less than one year. These investments are reflected as Securities owned on the accompanying Consolidated Balance Sheets. Due to specialized accounting practices applicable to investments by broker-dealers, the securities are reported at fair value and changes in fair value are recorded in current period earnings. The securities had a fair value of $32,093 and $33,777 at March 31, 2026 and December 31, 2025, respectively. There were no material net gains or losses related to the securities during the three months ended March 31, 2026 and 2025.
Cash Equivalents
Investments in SEI-sponsored and non-SEI-sponsored money market funds and commercial paper classified as cash equivalents had a fair value of $186,032 and $235,933 at March 31, 2026 and December 31, 2025, respectively. There were no material unrealized or realized gains or losses from these investments during the three months ended March 31, 2026 and 2025. Investments in money market funds and commercial paper are Level 1 assets.

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
The Company was in compliance with all covenants of the credit facilities during the three months ended March 31, 2026. As of April 10, 2026, the Company had outstanding letters of credit of $4,630 under the Facility. The amount of the Facility that is available for general corporate purposes as of April 10, 2026 was $495,370.

Note 7 – Shareholders’ Equity
Stock-Based Compensation
The Company has non-qualified stock options and restricted stock units (RSUs) outstanding under its equity compensation plans. The Company recognized stock-based compensation expense in its Consolidated Financial Statements in the three months ended March 31, 2026 and 2025, respectively, as follows:

	Three Months Ended March 31,
	2026	2025
Stock-based compensation expense	$14,496	$14,138
Less: Deferred tax benefit	(2,410)	(2,623)
Stock-based compensation expense, net of tax	$12,086	$11,515
As of March 31, 2026, there was approximately $97,255 of unrecognized compensation cost remaining related to unvested employee stock options and restricted stock units that management expects will vest and is being amortized.
The total intrinsic value of options exercised during the three months ended March 31, 2026 was $16,733. The total options exercisable as of March 31, 2026 had an intrinsic value of $149,914. The total intrinsic value for options exercisable is calculated as the difference between the market value of the Company’s common stock as of March 31, 2026 and the weighted average exercise price of the options. The market value of the Company’s common stock as of March 31, 2026 was $78.47 as reported by the Nasdaq Stock Market, LLC. The weighted average exercise price of the options exercisable as of March 31, 2026 was $59.22. Total options that were outstanding as of March 31, 2026 were 13,069,000. Total options that were exercisable as of March 31, 2026 were 7,788,000.
Common Stock Buyback
The Company’s Board of Directors, under multiple authorizations, has authorized the repurchase of common stock on the open market or through private transactions. The Company purchased 2,554,000 shares at a total cost of $208,292 during the three months ended March 31, 2026, which reduced the total shares outstanding of common stock. The cost of stock purchases during the period includes the cost of excise taxes applicable to stock repurchases and certain transactions that settled in the following quarter. As of March 31, 2026, the Company had approximately $495,115 of authorization remaining for the purchase of common stock under the program.
The Company immediately retires its common stock when purchased. Upon retirement, the Company reduces Capital in excess of par value for the average capital per share outstanding and the remainder is charged against Retained earnings. If the Company reduces its Retained earnings to zero, any subsequent purchases of common stock will be charged entirely to Capital in excess of par value.
Note 8 – Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss, net of tax, are as follows:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Investments	Accumulated Other Comprehensive Loss
Balance, January 1, 2026	$(21,132)	$(3,373)	$(24,505)

Other comprehensive loss before reclassifications	(3,787)	(659)	(4,446)
Amounts reclassified from accumulated other comprehensive loss	—	(479)	(479)
Net current-period other comprehensive loss	(3,787)	(1,138)	(4,925)

Balance, March 31, 2026	$(24,919)	$(4,511)	$(29,430)

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
The Company's CODM is the chief executive officer who uses the reported measures of each business segment's profit or loss to allocate resources and assess performance by comparing historical, actual and forecasted amounts. The Company's CODM does not evaluate business segments using asset or capital expenditure information.
There are no inter-segment revenues for the three months ended March 31, 2026 and 2025. The accounting policies of the reportable business segments are the same as those described in Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
The following tables highlight certain financial information about each of the business segments for the three months ended March 31, 2026 and 2025:

	Investment Managers	Private Banks	Investment Advisors	Institutional Investors	Investments In New Businesses	Total
	For the Three Months Ended March 31, 2026
Total revenue	$220,717	$152,262	$169,695	$71,516	$7,993	$622,183
Less:
Operations & services	94,866	54,588	47,453	21,573	2,040	220,520
Sales, marketing & client service	11,465	10,824	18,308	8,455	2,342	51,394
Technology services & infrastructure	13,419	29,594	8,824	1,583	1,292	54,712
Strategic initiatives & new business development	10,479	19,680	18,958	3,611	2,772	55,500
Other segment expenses (1)	3,610	5,345	2,814	1,915	747	14,431
Total segment expenses	133,839	120,031	96,357	37,137	9,193	396,557
Non-controlling interest & other, net	—	—	1,337	—	—	1,337
Segment profit (loss)	$86,878	$32,231	$72,001	$34,379	$(1,200)	$224,289

	Investment Managers	Private Banks	Investment Advisors	Institutional Investors	Investments In New Businesses	Total
	For the Three Months Ended March 31, 2025
Total revenue	$192,048	$137,714	$136,576	$68,506	$16,500	$551,344
Less:
Operations & services	86,239	50,286	41,038	20,673	4,961	203,197
Sales, marketing & client service	9,832	8,910	9,195	9,656	4,927	42,520
Technology services & infrastructure	12,752	28,335	8,866	1,549	1,368	52,870
Strategic initiatives & new business development	6,387	22,379	11,708	2,559	5,698	48,731
Other segment expenses (1)	2,001	4,839	1,648	1,433	1,542	11,463
Total segment expenses	117,211	114,749	72,455	35,870	18,496	358,781
Segment profit (loss)	$74,837	$22,965	$64,121	$32,636	$(1,996)	$192,563
(1) Other segment expenses for each reportable segment includes professional services, occupancy and certain overhead expenses.

A reconciliation of the total segment profit to income from operations on the Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended March 31,
	2026	2025
Total segment profit	$224,289	$192,563
Corporate overhead expenses	(36,140)	(35,466)
Segment reclassification (2)	1,337	—
Income from operations	$189,486	$157,097
(2) Primarily includes non-controlling interest and earnings from equity method investments.
Other income and expense items to reconcile income from operations to income before income taxes on the Consolidated Statements of Operations include net gain from investments, interest and dividend income, interest expense, other income, the Company's portion of the earnings of LSV included in equity in earnings of unconsolidated affiliates and net gain from consolidated variable interest entities. These items are not allocated to the Company's segments.
The following tables provide additional information for the three months ended March 31, 2026 and 2025 pertaining to the business segments:

	Amortization		Depreciation
	2026	2025	2026	2025
Investment Managers	$1,711	$202	$1,813	$62
Private Banks	5,645	5,275	2,638	2,259
Investment Advisors	8,541	2,419	1,771	2,025
Institutional Investors	1,956	1,875	464	319
Investments in New Businesses	416	875	117	78
Total from business segments	$18,269	$10,646	$6,803	$4,743
Corporate overhead	85	64	453	3,184
	$18,354	$10,710	$7,256	$7,927
Note 10 – Income Taxes
The gross liability for unrecognized tax benefits at March 31, 2026 and December 31, 2025 was $14,214 and $13,613, respectively, exclusive of interest and penalties, of which $14,308 and $13,577 would affect the effective tax rate if the Company were to recognize the tax benefit.
The Company classifies interest and penalties on unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, the combined amount of accrued interest and penalties related to tax positions taken on tax returns was $1,907 and $1,685, respectively.

	March 31, 2026	December 31, 2025
Gross liability for unrecognized tax benefits, exclusive of interest and penalties	$14,214	$13,613
Interest and penalties on unrecognized benefits	1,907	1,685
Total gross uncertain tax positions	$16,121	$15,298
Amount included in Current liabilities	$4,057	$3,642
Amount included in Other long-term liabilities	12,064	11,656
	$16,121	$15,298

The effective income tax rate for the three months ended March 31, 2026 and 2025 differs from the federal income tax statutory rate due to the following:

	Three Months Ended March 31,
	2026	2025
Statutory rate	21.0%	21.0%
State taxes, net of federal tax benefit	2.9	2.9
Foreign tax expense and tax rate differential	(0.2)	(0.2)
Tax benefit from stock option exercises	(0.7)	(0.5)
Other, net	0.4	(0.4)
	23.4%	22.8%
The increase in the effective tax rate for the three months ended March 31, 2026 was primarily due to non-deductible executive compensation. Under Section 162(m) of the Internal Revenue Code, the Company's federal income tax deduction for compensation paid to certain covered employees is limited. Compensation expense that exceeds this limitation is not deductible for income tax purposes but is recognized as expense for financial reporting purposes. As a result, the Company incurred a permanent difference during the three months ended March 31, 2026, which increased the effective tax rate.
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
The Company estimates it will recognize $4,057 of gross unrecognized tax benefits which is expected to be paid within one year or to be removed at the expiration of the statute of limitations and resolution of income tax audits and is netted against the current payable account. These unrecognized tax benefits are related to tax positions taken on certain federal, state, and foreign tax returns. However, the timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. While it is reasonably possible that some issues under examination could be resolved in the next twelve months, based upon the current facts and circumstances, the Company cannot reasonably estimate the timing of such resolution or the total range of potential changes as it relates to the current unrecognized tax benefits that are recorded as part of the Company’s financial statements.

Note 11 – Commitments and Contingencies
In the ordinary course of business, the Company from time to time enters into contracts containing indemnification obligations of the Company. These obligations may require the Company to make payments to another party upon the occurrence of certain events including the failure by the Company to meet its performance obligations under the contract. These contractual indemnification provisions are often standard contractual terms of the nature customarily found in the type of contracts entered into by the Company. In many cases, there are no stated or notional amounts included in the indemnification provisions. There are no amounts reflected on the Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025 related to these indemnifications.
Rubicon Wealth Management
As the Company reported in prior filings with the Commission, on May 1, 2024, SEI Private Trust Company (SPTC), a wholly-owned, operating subsidiary of SEI, terminated its client relationship with Rubicon Wealth Management LLC, an SPTC investment advisor client (Rubicon). SPTC terminated the Rubicon relationship due to suspicions of fraudulent activity by Rubicon’s founder, Scott Mason. Mr. Mason and Rubicon were investigated by the U.S. Department of Justice and Securities and Exchange Commission and Mr. Mason pled guilty to several crimes and consented to a judgment being entered against him in both proceedings. On June 25, 2025, Mr. Mason was sentenced to 97 months in prison, followed by three years of supervised release. Mason was also ordered to pay nearly $25,000 in restitution to his victims and more than $2,300 in back taxes to the Internal Revenue Service.
The previously disclosed lawsuits filed against SPTC in its capacity as custodian for the Rubicon accounts of the plaintiffs (collectively, the Rubicon Actions) remain pending in the Court of Common Pleas of Montgomery County, Pennsylvania, and are now in the discovery phase. While the ultimate outcomes of these litigations remain uncertain, SPTC is vigorously defending each of the Rubicon Actions. Currently, SPTC estimates that the aggregate amount of Rubicon client assets transferred at the direction of Mr. Mason from SPTC custodial accounts to accounts of an entity, Orchard Park, that unbeknownst to the investors or SPTC was established and controlled by Mr. Mason and was used by Mr. Mason for personal expenditures is approximately $15,000. In the event that SPTC is unsuccessful in its defense of the Rubicon Actions, SEI does not currently believe that the losses associated with such unsuccessful defense would exceed the approximately $15,000 of Rubicon client assets that Mr. Mason directed to be transferred to Orchard Park.
LSV Asset Management
On January 27, 2026, the Company, and its wholly owned subsidiary, SEI Funds, Inc., (the SEI Parties) were joined as defendants in Qu v. LSV Asset Management, an Illinois State Court action originally filed in July 2024 in Cook County, Illinois Circuit Court (the Qu Litigation). The Qu Litigation alleged that LSV Asset Management (LSV), and certain of its executives (the LSV Defendants), breached fiduciary duties and implied covenants of good faith with respect to LSV’s purchase of LSV partnership interest indirectly held by the plaintiff. The claim against the SEI Parties alleges that the Company, through its wholly owned subsidiary SEI Funds, Inc., that is the owner of a minority interest of LSV, aided and abetted the LSV Defendant’s alleged breach of fiduciary duty.
While the outcome of this litigation remains uncertain, the LSV Defendants and the Company believe that the LSV Defendants have valid defenses to plaintiffs’ primary claims, and the Company believes that that the aiding and abetting claim against the Company are even more attenuated with valid defenses. The Company intends to defend the allegations in the Qu Litigation vigorously. Based upon the early nature of the litigation against the Company, the vagueness of the alleged conduct by the SEI Parties, and the lack of clarity of what portion of the alleged losses for which the Company would be liable in the unlikely event that the plaintiffs are successful in their theories of liability, the Company is not reasonably able to provide an estimate of loss, if any, with respect to the matters alleged in the Qu Litigation.
SEI Capital Accumulation Plan
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
Equilus Capital
On April 1, 2026 the Washington Department of Financial Institutions (DFI) filed a lawsuit in Washington Superior Court (the Complaint) seeking a temporary restraining order, injunctive relief, and the appointment of a receiver against Equilus Group, Inc. (Equilus Group), Equilus Capital Partners, LLC (Equilus Capital, and together with Equilus Group, the Equilus Companies), Joel Frank (a managing member of the Equilus Companies), certain entities controlled by Joel Frank and/or the Equilus Companies (the Equilus Funds), and certain other named individual defendants (the Equilus Parties). Equilus

Group is a Washington State registered investment adviser that is a client of the Company's Investment Advisors segment. The DFI alleges that Joel Frank, the Equilus Companies, and the Equilus Funds engaged in Ponzi scheme-like activity and/or other wrongful conduct, selling approximately $39,000 in unregistered securities and alleging theft from individual investors who purchased such securities of at least approximately $800.
The Complaint names SPTC, along with several other financial institutions, as a financial institution defendant for the purposes of obtaining a temporary restraining (TRO) against the financial institution defendants in order to prohibit such financial institution defendants from allowing any activity to occur in Equilus accounts maintained by the financial institution defendants. SPTC maintains investment accounts for certain Equilus Parties and Equilus Group investors. DFI obtained the TRO ex parte on April 9, 2026. The TRO, with which SPTC is fully-complying, instructs SPTC to freeze Equilus-controlled accounts pending appointment of a receiver. On April 10, 2026, the DFI suspended Equilus Group’s Washington state investment adviser registration, with intent to revoke. No claims have been made against SPTC and the Company is not aware of any allegations of wrongdoing by the Company or SPTC.
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
Unfunded Commitments to Limited Partnership Funds
The Company has unfunded commitments of $8,924 at March 31, 2026 to limited partnership funds.
Unused Letters of Credit
As of March 31, 2026, the Company had outstanding and unused letters of credit of $4,630 under its Credit Facility (See Note 6). The letters of credit were issued for certain municipal requirements related to the expansion of the Company's corporate headquarters and are due to expire in 2026. The Company does not expect that any material amounts will be drawn under these letters of credit. Accordingly, no liability has been recorded in the accompanying Consolidated Balance Sheets.

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
As part of the Stratos Acquisition, the Company, via its 57.5% indirect interest in SEI-Eclipse, acquired a portfolio of minority equity investments which were accounted for under ASC 323, Investments - Equity Method and Joint Ventures as of the Closing Date due to the Company having significant influence. These investments were determined to have an acquisition date fair value of $56,974. For certain equity method investments, the Company, via its 57.5% indirect interest in SEI-Eclipse, also acquired rights to obtain a controlling interest in the investees. These contractual rights were previously negotiated between Stratos Wealth Enterprises, LLC, one of the U.S.-based Stratos operating entities (SWE), and the equity method investee controlling interest holders and were contingently exercisable upon a change of control of Stratos. The purchase price under the contractual rights is based on a proscribed formula tied to historical profitability of the applicable equity method investee. The Company determined that the fair value of these rights was de minimis on the Closing Date.
The Company has not finalized its accounting for any areas of the purchase price allocation related to the Stratos business. The Company anticipates it will finalize its accounting for the Stratos Acquisition during the fourth quarter of 2026. The Company will make adjustments to the purchase price allocation prior to completion of the measurement period, as required.
Given the Company’s intent to cause SWE to exercise its contractual rights to acquire controlling interests in the equity method investees and to close on the purchases contemplated after the Closing Date, the Company deposited $118,606 in escrow on the Closing Date.
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
The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the three months ended March 31, 2026 and 2025 as if the Stratos Acquisition had occurred as of January 1, 2025, after giving effect to certain purchase accounting adjustments. These amounts are based on financial information of the Stratos business and are not necessarily indicative of what the Company’s operating results would have been had the Stratos Acquisition taken place on January 1, 2025:

	Three Months Ended March 31,
	2026	2025
Revenues	$622,183	$563,328
Net income attributable to SEI Investments Company	174,673	151,836
The unaudited pro forma consolidated financial information includes certain nonrecurring adjustments directly attributable to the Stratos Acquisition. These adjustments primarily relate to transaction‑related costs and were immaterial.
Acquisition of Equity Method Investments (EMI Entities)
During the three months ended March 31, 2026, SWE used cash funded from the deposit account to purchase 100% interest of nine entities and a majority interest in two additional entities (collectively, “the EMI Entities”) through the exercise of its contractual rights noted above. The following table summarizes the preliminary estimated purchase consideration for the EMI Entities:

Estimated Consideration
Cash in deposit account	$60,433
Promissory notes to sellers	30,707
Fair value of previously held equity method investments	39,770
Contingent consideration	(450)
Total purchase consideration	$130,460

The promissory notes have interest rates ranging from 3.67% to 4.67% and are payable in 12 to 16 quarterly installments ranging between April 30, 2026 and April 30, 2030. The expected cash payments under the promissory notes are fully funded as part of the deposit account described above.
Each EMI entity acquired is subject to a lookback provision (Revenue Clawback) which provides for the seller to reimburse the buyer should the trailing twelve month gross revenue calculated eighteen months following the respective closing dates falls below 95% of Target Gross Revenue (as defined in the respective agreements). Any contingent consideration owed will be settled through a reduction of the respective promissory note. If the amount of the adjustment is greater than the amount owed under the respective promissory note, a payment is owed from the respective seller. These Revenue Clawbacks are contingent consideration which values will be adjusted to fair value each subsequent reporting period.
The following table summarizes the preliminary estimated fair values of the assets acquired, liabilities assumed, and non-controlling interest for the EMI Entities as of March 31, 2026:

Estimated Fair Value
Cash and cash equivalents	$1,595
Other current assets	23
Property and equipment, net	16
Operating lease right-of-use asset	654
Goodwill, net	33,665
Identifiable intangible assets	120,936
Lease liabilities	(654)
Other liabilities	(1,378)
Total net assets acquired	$154,857
Non-controlling interest	(24,397)
$130,460
The excess of the purchase price and the fair value of the non-controlling interest over the tangible and intangible assets acquired and liabilities assumed has been recorded as goodwill. The Company has assigned the provisional goodwill of $33,665 to its Investment Advisors reportable segment. The resulting goodwill is primarily due to the perceived growth potential of the acquired business, plus the fair value of the assembled workforce. Any goodwill generated for income tax purposes from the acquisition is fully deductible.
The results of operations for the acquired EMI Entities are included in the consolidated financial statements of the Company from the date of the acquisition.

The Company has identified the following significant intangible assets acquired: trade names, unpatented technology, client relationships, and non-compete agreements. The following table summarizes the preliminary fair value of the significant identifiable intangible assets:

	Estimated Fair Value	Estimated Useful Life
Trade names	$1,254	3 years
Unpatented technology	758	1 year
Client relationships	115,782	18.0 years
Non-compete agreements	3,142	6 years
Total identifiable intangible assets	$120,936
The provisional fair values of identifiable intangible assets were determined by using certain estimates and assumptions that are not observable in the market. Determining the useful life of an intangible asset also requires judgment, as different types of intangible assets will have different useful lives.
The fair value of the identified intangible assets and the non-controlling interests were determined using the same methodology and key assumptions as those disclosed in the Annual Report on Form 10-K for the year ended
December 31, 2025.
The acquisition of certain EMI Entities triggered a provision in the Stratos Acquisition agreement whereby the Company has a contractual right to receive additional amounts from the Stratos sellers based on the future performance of the acquired EMI Entities. The Company is entitled to an amount from the SEI-Eclipse non-controlling interest holders should there be an EBITDA shortfall at any of the EMI Entities. The amount of a shortfall is calculated on an entity-by-entity basis based on a stated multiple and the difference between the eighteen-month prior quarter annualized EBITDA less the closing date EBITDA. The amount payable under this EBITDA clawback is reduced by the amount of the promissory note forgiveness under the revenue based contingent consideration arrangement described above. The amount payable by the SEI-Eclipse non-controlling interest holders can be funded, at the election of the SEI-Eclipse non-controlling interest holder, through i) cash payment to the Company or ii) issuance of preferred units of SEI-Eclipse to the Company.
The Company has not finalized its accounting for any areas of the purchase price allocation related to the EMI Entities. As a result, the amounts presented in the table above are preliminary. The Company anticipates it will finalize its accounting for the EMI Acquisition during the fourth quarter of 2026. The Company will make adjustments to the purchase price allocation prior to completion of the measurement period, as required.

Note 13 – Goodwill and Intangible Assets
The changes in the carrying amount of the Company's goodwill by segment are as follows:

	Investment Managers	Investment Advisors	Institutional Investors	Investments in New Businesses	Total

Balance, December 31, 2025	$55,247	$218,571	$62,712	$18,459	$354,989
Acquisition of Stratos EMIs (See Note 12)	—	33,665	—	—	33,665
Foreign currency translation adjustments	(16)	—	(258)	—	(274)
Balance, March 31, 2026	$55,231	$252,236	$62,454	$18,459	$388,380
The Company recognized $9,197 and $3,449 of amortization expense related to acquired intangible assets during the three months ended March 31, 2026 and 2025, respectively.

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

Disaggregation of Revenue
The following tables provide additional information pertaining to the Company's revenues disaggregated by major product line and primary geographic market based on the location of the use of the products or services for each of the business segments for the three months ended March 31, 2026 and 2025:

	Investment Managers	Private Banks	Investment Advisors	Institutional Investors	Investments In New Businesses	Total
Major Product Lines:	For the Three Months Ended March 31, 2026
Investment management fees from pooled investment products	$242	$35,339	$58,235	$13,379	$453	$107,648
Investment management fees from investment management agreements	—	938	67,254	51,918	5,443	125,553
Investment operations fees	209,061	626	34,321	20	10	244,038
Investment processing fees - PaaS	1,445	84,497	1,716	603	11	88,272
Investment processing fees - SaaS	—	22,407	1,100	1,809	156	25,472
Professional services fees	2,139	7,776	—	—	—	9,915
Account fees and other	7,830	679	7,069	3,787	1,920	21,285
Total revenues	$220,717	$152,262	$169,695	$71,516	$7,993	$622,183

Primary Geographic Markets:
United States	$193,894	$100,645	$169,695	$58,339	$7,328	$529,901
United Kingdom	55	34,649	—	8,566	665	43,935
Canada	—	11,678	—	1,522	—	13,200
Ireland	16,521	5,290	—	3,089	—	24,900
Luxembourg	10,247	—	—	—	—	10,247
Total revenues	$220,717	$152,262	$169,695	$71,516	$7,993	$622,183

	Investment Managers	Private Banks	Investment Advisors	Institutional Investors	Investments In New Businesses	Total
Major Product Lines:	For the Three Months Ended March 31, 2025
Investment management fees from pooled investment products	$109	$30,743	$55,104	$11,576	$403	$97,935
Investment management fees from investment management agreements	—	1,058	52,077	52,237	4,784	110,156
Investment operations fees	180,357	622	20,837	11	1,133	202,960
Investment processing fees - PaaS	1,287	75,856	1,364	623	9	79,139
Investment processing fees - SaaS	—	21,815	1,382	1,836	5,824	30,857
Professional services fees	1,709	6,914	—	—	985	9,608
Account fees and other	8,586	706	5,812	2,223	3,362	20,689
Total revenues	$192,048	$137,714	$136,576	$68,506	$16,500	$551,344

Primary Geographic Markets:
United States	$170,036	$93,131	$136,576	$57,009	$15,930	$472,682
United Kingdom	—	29,767	—	7,999	570	38,336
Canada	—	9,983	—	1,415	—	11,398
Ireland	14,059	4,833	—	2,083	—	20,975
Luxembourg	7,953	—	—	—	—	7,953
Total revenues	$192,048	$137,714	$136,576	$68,506	$16,500	$551,344
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
The Company recognized unrealized gains of $1,500 during the three months ended March 31, 2026 from the change in fair value of the seed capital investment in the LSV GEMNF. These gains are included in Net gain from consolidated variable interest entities on the accompanying Consolidated Statement of Operations.
The assets and liabilities of the LSV GEMNF presented on the accompanying Consolidated Balance Sheets consist of:

Assets of Consolidated Variable Interest Entities	March 31, 2026	December 31, 2025
Cash and cash equivalents	$77,092	$70,791
Equity securities	122,567	113,119
Due from broker for securities sold	15,224	—
Other assets	38	84
Total	$214,921	$183,994

Liabilities of Consolidated Variable Interest Entities	March 31, 2026	December 31, 2025
Accrued expenses	$25	$28
Securities sold short	120,134	108,243
Due to broker for securities purchased	16,383	233
Total	$136,542	$108,504
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(In thousands, except asset balances and per-share data)
This discussion reviews and analyzes the consolidated financial condition, the consolidated results of operations and other key factors that may affect future performance. This discussion should be read in conjunction with the Consolidated Financial Statements, the Notes to the Consolidated Financial Statements and the Annual Report on Form 10-K for the year ended December 31, 2025.

Overview
Consolidated Summary
SEI Investments Company is a leading global provider of financial technology, operations, and asset management services within the financial services industry. Investment processing fees are earned as either monthly fees for contracted services or as a percentage of the market value of our clients' assets processed on our platforms. Investment operations and investment management fees are earned as a percentage of assets under management, administration or advised assets. As of March 31, 2026, through our subsidiaries and partnerships in which we have a significant interest, we manage, advise or administer $1.9 trillion in hedge, private equity, mutual fund and pooled or separately managed assets.
Condensed Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025 were:

	Three Months Ended March 31,		Percent Change
	2026	2025
Revenues	$622,183	$551,344	13%
Expenses	432,697	394,247	10%
Income from operations	189,486	157,097	21%
Net (loss) gain from investments	(369)	493	(175)%
Interest income, net of interest expense	6,689	10,036	(33)%
Other income	450	—	NM
Equity in earnings of unconsolidated affiliate	32,476	28,747	13%
Net gain from consolidated variable interest entities	2,079	—	NM
Income before income taxes	230,811	196,373	18%
Income taxes	54,024	44,856	20%
Net income	176,787	151,517	17%
Less: Net income attributable to non-controlling interests	2,300	—	NM
Net income attributable to SEI Investments Company	174,487	$151,517	15%
Diluted earnings per common share	$1.40	$1.17	20%
The following items had a significant impact on our financial results for the three months ended March 31, 2026 and 2025:
•Revenue from Assets under management, administration, and distribution fees increased in the first three months of 2026 primarily from higher assets under administration due to cross sales to existing alternative investment clients of the Investment Managers segment as well as new sales within the segment. Average assets under administration increased $276.6 billion, or 27%, to $1.3 trillion during the first three months of 2026, as compared to $1.0 trillion during the first three months of 2025.
•Revenue from Asset management, administration and distribution fees also increased from market appreciation during 2025 and positive cash flows into separately managed account programs and Strategist programs of the Investment Advisors segment. This was partially offset by negative cash flows and lower fee structures from SEI fund programs and fee reductions in separately managed account programs. Revenue growth was also partially offset by client losses in the Institutional Investors segment. Average assets under management in equity and fixed income programs, excluding LSV, increased $27.1 billion, or 15%, to $206.6 billion in the first three months of 2026 as compared to $179.5 billion during the first three months of 2025.
•Revenues from our strategic acquisition of Stratos in the first three months of 2026 were $19.0 million.
•Revenue from Information processing and software servicing fees increased in the first three months of 2026 primarily from new client conversions and growth from existing SEI Wealth PlatformSM (SWP) clients.

•Earnings from LSV increased to $32.1 million in the first three months of 2026 as compared to $28.7 million in the first three months of 2025 due to market appreciation of assets under management during 2025. Negative cash flows from existing clients and client losses partially offset the increase in earnings from LSV.
•The increase in personnel costs was primarily due to business growth, primarily in the Investment Managers segment.
•Operating expenses increased primarily from higher costs for consulting and outsourced vendor costs supporting operations in the Investment Managers and Private Banks segments.
•The increase in amortization expense was primarily due to intangible assets related to the Stratos acquisition.
•Capitalized software development costs were $5.5 million in the first three months of 2026, of which $4.0 million was for continued enhancements to SWP. Capitalized software development costs also include $1.6 million of software development costs in the first three months of 2026 for SEI Scope, a new platform for the Investment Managers segment placed into service during the third quarter 2025.
•Amortization expense related to SWP was $7.6 million in the first three months of 2026 as compared to $7.1 million in the first three months of 2025. Amortization expense related to the SEI Scope platform was $1.5 million in the first three months of 2026.
•Effective tax rates were 23.4% during the first quarter 2026 and 22.8% during the first quarter 2025.
•SEI repurchased 2.6 million shares of its common stock for $208.3 million in the first three months of 2026.

Stratos Wealth Holdings
In December 2025, we completed the first stage of our strategic investment in the Stratos business (Stratos), a network of affiliated companies focused on supporting the success of financial advisors. During the first quarter 2026, we completed the purchases of 100% interest of nine entities and a majority interest in two additional entities. These purchases were funded by a cash deposit made in December 2025 and the issuance of promissory notes. Stratos contributed $19.0 million to revenue and $3.1 million to operating profit, which includes $6.0 million of expense associated with acquired intangible amortization, before considering non-controlling interest (See Note 12 to the Notes to Consolidated Financial Statements).

Ending Asset Balances
(In millions)

	As of March 31,		Percent Change
	2026	2025
Investment Managers:
Collective trust fund programs (A)	$243,900	$209,491	16%
Liquidity funds	536	244	120%
Total assets under management	$244,436	$209,735	17%
Client assets under administration	1,284,781	1,061,067	21%
Total assets	$1,529,217	$1,270,802	20%
Private Banks:
Equity and fixed-income programs	$29,753	$25,590	16%
Collective trust fund programs	4	4	—%
Liquidity funds	2,178	3,670	(41)%
Total assets under management	$31,935	$29,264	9%
Client assets under administration	9,143	8,365	9%
Total assets	$41,078	$37,629	9%
Investment Advisors:
Equity and fixed-income programs	$86,612	$75,689	14%
Liquidity funds	3,485	3,153	11%
Total Platform assets under management	$90,097	$78,842	14%
Platform-only assets	34,070	25,591	33%
Platform-only assets-deposit program	2,294	2,216	4%
Total Platform assets	$126,461	$106,649	19%
Institutional Investors:
Equity and fixed-income programs	$82,195	$76,492	7%
Liquidity funds	1,503	1,580	(5)%
Total assets under management	$83,698	$78,072	7%
Client assets under advisement	3,549	5,573	(36)%
Total assets	$87,247	$83,645	4%
Investments in New Businesses:
Equity and fixed-income programs	$3,087	$2,661	16%
Liquidity funds	252	288	(13)%
Total assets under management	$3,339	$2,949	13%
Client assets under advisement	2,185	2,219	(2)%
Client assets under administration (E)	—	14,846	(100)%
Total assets	$5,524	$20,014	(72)%
LSV:
Equity and fixed-income programs (B)	$100,567	$87,114	15%

Stratos (F)	$39,935	$—	NM

Total:
Equity and fixed-income programs (C)	$302,214	$267,546	13%
Collective trust fund programs	243,904	209,495	16%
Liquidity funds	7,954	8,935	(11)%
Total assets under management	$554,072	$485,976	14%
Client assets under advisement	5,734	7,792	(26)%
Client assets under administration (D)	1,293,924	1,084,278	19%
Platform-only assets	36,364	27,807	31%
Stratos	39,935	—	NM
Total assets	$1,930,029	$1,605,853	20%
(A)    Collective trust fund program assets are included in assets under management since SEI is the trustee. Fees earned on this product are less than fees earned on customized asset management programs.
(B)    Equity and fixed-income programs include $1.4 billion of assets managed by LSV in which fees are based solely on performance and are not calculated as an asset-based fee (as of March 31, 2026).
(C)    Equity and fixed-income programs include $8.3 billion of assets invested in various asset allocation funds at March 31, 2026.
(D)    In addition to the assets presented, SEI also administers an additional $13.3 billion in Funds of Funds assets on which SEI does not earn an administration fee (as of March 31, 2026).
(E)    Client assets under administration related to the Family Office Services business divested on June 30, 2025.
(F)    Stratos is a network of affiliated companies that provides financial services to $39.9 billion in client assets across business models and affiliation structures (as of February 28, 2026).

Average Asset Balances
(In millions)

	Three Months Ended March 31,		Percent Change
	2026	2025
Investment Managers:
Collective trust fund programs (A)	$248,851	$208,720	19%
Liquidity funds	565	256	121%
Total assets under management	$249,416	$208,976	19%
Client assets under administration	1,280,581	1,061,282	21%
Total assets	$1,529,997	$1,270,258	20%
Private Banks:
Equity and fixed-income programs	$30,696	$25,894	19%
Collective trust fund programs	3	4	(25)%
Liquidity funds	2,150	2,961	(27)%
Total assets under management	$32,849	$28,859	14%
Client assets under administration	9,282	8,488	9%
Total assets	$42,131	$37,347	13%
Investment Advisors:
Equity and fixed-income programs	$88,403	$77,287	14%
Liquidity funds	3,518	3,119	13%
Total Platform assets under management	$91,921	$80,406	14%
Platform-only assets	34,485	25,939	33%
Platform-only assets-deposit program	2,309	2,187	6%
Total Platform assets	$128,715	$108,532	19%
Institutional Investors:
Equity and fixed-income programs	$84,393	$76,493	10%
Liquidity funds	1,941	1,655	17%
Total assets under management	$86,334	$78,148	10%
Client assets under advisement	3,657	5,741	(36)%
Total assets	$89,991	$83,889	7%
Investments in New Businesses:
Equity and fixed-income programs	$3,106	$2,801	11%
Liquidity funds	319	274	16%
Total assets under management	$3,425	$3,075	11%
Client assets under administration (E)	—	14,630	(100)%
Client assets under advisement	2,335	2,205	6%
Total assets	$5,760	$19,910	(71)%
LSV:
Equity and fixed-income programs (B)	$104,619	$87,790	19%

Stratos (F)	$39,115	$—	NM

Total:
Equity and fixed-income programs (C)	$311,217	$270,265	15%
Collective trust fund programs	248,854	208,724	19%
Liquidity funds	8,493	8,265	3%
Total assets under management	$568,564	$487,254	17%
Client assets under advisement	5,992	7,946	(25)%
Client assets under administration (D)	1,289,863	1,084,400	19%
Platform-only assets	36,794	28,126	31%
Stratos	39,115	—	NM
Total assets	$1,940,328	$1,607,726	21%
(A)    Collective trust fund program average assets are included in assets under management since SEI is the trustee. Fees earned on this product are less than fees earned on customized asset management programs.
(B)    Equity and fixed-income programs include assets managed by LSV in which fees are based solely on performance and are not calculated as an asset-based fee. The average value of these assets for the three months ended March 31, 2026 was $1.5 billion.
(C)    Equity and fixed-income programs include $8.2 billion of average assets invested in various asset allocation funds for the three months ended March 31, 2026.
(D)    In addition to the assets presented, SEI also administers an additional $13.2 billion of average assets in Funds of Funds assets for the three months ended March 31, 2026 on which SEI does not earn an administration fee.
(E)    Client assets under administration related to the Family Office Services business divested on June 30, 2025.
(F)    Stratos is a network of affiliated companies that provides financial services to $39.1 billion in average client assets across business models and affiliation structures during the three months ended March 31, 2026.

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

Business Segments
Revenues, Expenses and Operating Profit (Loss) for our business segments for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 were as follows:

	Three Months Ended March 31,		Percent Change
	2026	2025
Investment Managers:
Revenues	$220,717	$192,048	15%
Expenses	133,839	117,211	14%
Operating Profit	$86,878	$74,837	16%
Operating Margin	39%	39%
Private Banks:
Revenues	$152,262	$137,714	11%
Expenses	120,031	114,749	5%
Operating Profit	$32,231	$22,965	40%
Operating Margin	21%	17%
Investment Advisors:
Revenues	$169,695	$136,576	24%
Expenses	96,357	72,455	33%
Non-controlling interest and other, net	1,337	—	NM
Operating Profit	$72,001	$64,121	12%
Operating Margin	42%	47%
Institutional Investors:
Revenues	$71,516	$68,506	4%
Expenses	37,137	35,870	4%
Operating Profit	$34,379	$32,636	5%
Operating Margin	48%	48%
Investments in New Businesses:
Revenues	$7,993	$16,500	(52)%
Expenses	9,193	18,496	(50)%
Operating Loss	$(1,200)	$(1,996)	(40)%
For additional information pertaining to our business segments, see Note 9 to the Consolidated Financial Statements.

Investment Managers
Revenues increased $28.7 million, or 15%, in the three month period ended March 31, 2026 and were primarily affected by:
•Increased administration fees from additional services provided to our largest alternative fund clients; and
•Positive cash flows into alternative and traditional funds from new and existing clients; partially offset by
•Client losses and fund closures.
Operating margin remained at 39% in the three month period. Operating income increased $12.0 million, or 16%, in the three month period and was primarily affected by:
•An increase in revenues as mentioned above; partially offset by
•Increased costs associated with new business, primarily personnel costs, technology and third-party vendor costs; and
•Costs to enhance, support and maintain technologies and investment service capabilities.
Private Banks

	Three Months Ended March 31,		Percent Change
	2026	2025
Revenues:
Information processing and software servicing fees	$115,343	$105,199	10%
Asset management, administration & distribution fees	36,919	32,515	14%
Total revenues	$152,262	$137,714	11%
Revenues increased $14.5 million, or 11%, in the three month period ended March 31, 2026 and were primarily affected by:
•Increased investment processing fees from new SWP client conversions and growth from existing SWP clients due to market appreciation during 2025 and increased transaction volumes; and
•Increased investment management fees from existing international clients due to market appreciation during 2025; partially offset by
•Negative cash flows and fee reductions from existing international clients; and
•Lower investment processing fees from the recontracting of existing clients and client losses.
Operating margins increased to 21% compared to 17% in the three month period. Operating income increased by $9.3 million, or 40%, in the three month period and was primarily affected by:
•An increase in revenues as mentioned above; partially offset by
•Increased costs, mainly personnel, technology and third-party vendor costs supporting operations.
Investment Advisors

	Three Months Ended March 31,		Percent Change
	2026	2025
Revenues:
Investment management fees-SEI fund programs	$58,235	$55,104	6%
Separately managed account fees	67,254	52,077	29%
Other fees	44,206	29,395	50%
Total revenues	$169,695	$136,576	24%
Revenues increased $33.1 million, or 24%, in the three month period ended March 31, 2026 and were primarily affected by:
•Increased fees from separately managed account programs and Strategist programs due to growth from new and existing clients and market appreciation during 2025; and
•Revenues from Stratos acquisition of $19.0 million; partially offset by
•Decreased investment management fees from SEI fund programs resulting from the continued shift out of SEI fund programs into separately managed accounts and other investment products; and
•Lower fee structures in SEI fund programs and fee reductions in our separately managed account programs.

Operating margin decreased to 42% compared to 47% in the three month period. Operating income increased $7.9 million, or 12%, in the three month period and was primarily affected by:
•An increase in revenues as mentioned above; partially offset by
•Increased amortization expense from intangible assets related to the Stratos acquisition;
•Increased direct expenses associated with the increase in separately managed account fees; and
•Increased personnel costs from business growth.
Institutional Investors
Revenues increased $3.0 million, or 4%, in the three month period ended March 31, 2026 and were primarily affected by:
•Increased investment management fees from existing clients due to higher assets under management due to market appreciation during 2025; and
•Increased fees from new and existing Outsourced Chief Investment Officer (OCIO) platform clients; partially offset by
•Decreased investment management fees from client losses.
Operating margin remained at 48% in the three month period. Operating income increased $1.7 million, or 5%, in the three month period and was primarily affected by:
•An increase in revenues as mentioned above; and
•Decreased personnel costs; partially offset by
•Increased direct expenses associated with investment management fees.
Investments in New Businesses

	Three Months Ended March 31,		Percent Change
	2026	2025
Revenues:
SEI Private Wealth Management	$5,970	$5,249	14%
SEI Family Office Services	—	9,089	(100)%
Other	2,023	2,162	(6)%
Total revenues	$7,993	$16,500	(52)%
Revenues decreased $8.5 million, or 52%, in the three month period ended March 31, 2026 and were primarily affected by:
•The divestiture of the SEI Family Office Services business in June 2025; partially offset by
•Increased revenues from SEI Private Wealth Management through higher assets under advisement due to market appreciation during 2025 and new business.
Other
Corporate overhead expenses
Corporate overhead expenses primarily consist of general and administrative expenses and other costs not directly attributable to a reportable business segment. Corporate overhead expenses were $36.1 million and $35.5 million in the three months ended March 31, 2026 and 2025, respectively.
Other income and expense
Other income and expense items on the accompanying Consolidated Statements of Operations consist of:

	Three Months Ended March 31,
	2026	2025
Net (loss) gain from investments	$(369)	$493
Interest and dividend income	7,162	10,221
Interest expense	(473)	(185)
Other income	450	—
Equity in earnings of unconsolidated affiliates	32,476	28,747
Net gain from consolidated variable interest entities	2,079	—
Total other income and expense items, net	$41,325	$39,276

Net (loss) gain from investments
Net loss from investments in the three months ended March 31, 2026 was primarily due to unrealized mark-to-market losses recorded in current earnings associated with Company-sponsored investment funds from market depreciation in 2026 (See Note 5 to the Consolidated Financial Statements).
Interest and dividend income
Interest and dividend income is earned based upon the amount of cash that is invested daily. The decrease in interest and dividend income in the three months ended March 31, 2026 was due to lower invested cash balances and, to a lesser extent, an overall decline in interest rates.
Equity in earnings of unconsolidated affiliates
Equity in earnings of unconsolidated affiliates primarily includes the earnings from our ownership interest in LSV. The table below presents the revenues and net income of LSV and the proportionate share in LSV's earnings.

	Three Months Ended March 31,		Percent Change
	2026	2025
Revenues of LSV	$115,454	$99,928	16%
Net income of LSV	83,297	74,514	12%

SEI's proportionate share in earnings of LSV	$32,092	$28,747	12%
The increase in earnings from LSV in the three months ended March 31, 2026 was primarily due to market appreciation of assets under management during 2025. Negative cash flows from existing clients and client losses partially offset the increase in earnings from LSV. Average assets under management by LSV increased $13.7 billion to $104.6 billion during the three months ended March 31, 2026 as compared to $90.9 billion during the three months ended March 31, 2025, an increase of 15%.
On April 1, 2026, LSV provided an interest in the partnership to select key employees which reduced the ownership percentage of each existing partner on a pro-rata basis. As a result, our total partnership interest in LSV was reduced slightly to approximately 38.4% from approximately 38.5% (See Note 2 to the Consolidated Financial Statements).
Net gain from consolidated variable interest entities
Net gain from consolidated variable interest entities in the three months ended March 31, 2026 reflects the total net gains of the LSV Global Market Neutral Fund LP consolidated into our financial statements. The portion of this gain associated with our investment in the fund was $1.5 million during the three months ended March 31, 2026 (See Notes 1 and 15 to the Consolidated Financial Statements).

Amortization
Amortization expense on the accompanying Consolidated Statements of Operations consists of:

	Three Months Ended March 31,		Percent Change
	2026	2025
Capitalized software development costs	$9,072	$7,197	26%
Intangible assets acquired through acquisitions and asset purchases	9,197	3,449	167%
Other	$85	$64	33%
Total amortization expense	$18,354	$10,710	71%
Capitalized software development costs
The increase in amortization expense related to capitalized software development costs during the three months ended March 31, 2026 was due to significant enhancements to SWP and the placement into service of SEI Scope during the third quarter 2025 (See Note 1 to the Consolidated Financial Statements).
Intangible assets acquired through acquisitions and asset purchases
The increase in amortization expense related to intangible assets during the three months ended March 31, 2026 was due to intangible assets related to the Stratos acquisition (See Note 12 to the Consolidated Financial Statements).

Income Taxes

	Three Months Ended March 31,		Percent Change
	2026	2025
Provision for income taxes	$54,024	$44,856	20%

Effective income tax rate	23.4%	22.8%
The increase in the effective tax rate for the three months ended March 31, 2026 was primarily due to non-deductible executive compensation. Under Section 162(m) of the Internal Revenue Code, the our federal income tax deduction for compensation paid to certain covered employees is limited. Compensation expense that exceeds this limitation is not deductible for income tax purposes but is recognized as expense for financial reporting purposes. As a result, we incurred a permanent difference during the three months ended March 31, 2026, which increased the effective tax rate.
Stock-Based Compensation
We recognized $14.5 million and $14.1 million in stock-based compensation expense during the three months ended March 31, 2026 and 2025, respectively. The amount of stock-based compensation expense recognized is primarily based upon management's estimate of when the financial vesting targets of outstanding stock options may be achieved. Any change in the estimate could result in the amount of stock-based compensation expense to be accelerated, spread out over a longer period, or reversed. This may cause volatility in the recognition of stock-based compensation expense in future periods and could materially affect earnings (See Note 7 to the Consolidated Financial Statements).
We expect to recognize approximately $49.2 million in stock-based compensation expense during the remainder of 2026.
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
Non-GAAP Information and Reconciliation
We present certain non‑GAAP financial measures to supplement the consolidated financial statements prepared in accordance with GAAP. Management believes these measures provide useful information to investors by enhancing the understanding of our core operating performance and facilitating comparisons across reporting periods. These non‑GAAP measures are also used by our management to evaluate operating results, allocate resources, and assess performance against strategic objectives.
These non-GAAP financial measures should be viewed in addition to, and not as a substitute for, reported results prepared in accordance with GAAP.

The following schedules reconcile U.S. GAAP Net income attributable to SEI Investments Company and Income from operations on the accompanying Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Net income attributable to SEI Investments Company (U.S. GAAP basis)	$174,487	$151,517
Non-GAAP adjustments:
Acquisition-related:
Intangible assets amortization & impairments(1)	6,634	3,449
Total acquisition-related	6,634	3,449
Income tax effect(2)	(1,553)	(788)
Adjusted net income attributable to SEI Investments Company (non-GAAP basis)	$179,568	$154,178

Diluted earnings per common share (U.S. GAAP basis)	$1.40	$1.17
Adjusted diluted earnings per common share (non-GAAP basis)	$1.44	$1.19
Diluted weighted average shares outstanding	124,494	129,450

	Three Months Ended March 31,
	2026	2025
Income from operations (U.S. GAAP Basis)	189,486	157,097
Non-GAAP adjustments:
Acquisition-related:
Intangible assets amortization & impairments(1)	9,197	3,449
Total acquisition-related	9,197	3,449
Adjusted income from operations (non-GAAP Basis)	$198,683	$160,546
(1) This non-GAAP adjustment removes the impact of amortization expense associated with acquired intangible assets (e.g., customer relationships, technology, trade names). This adjustment removes only amortization recorded in the current period related to acquired intangibles from prior acquisitions. The Q1 2026 adjustment includes the amortization of intangibles related to the Stratos acquisition, which are offset by the NCI adjustment. The associated revenues are not adjusted. Management believes adjusting for these charges helps the reader's ability to understand our core operating results and increases comparability quarter to quarter.
(2) Income tax effects are presented as a separate reconciling item (not netted within each adjustment). For performance measures, the tax effect reflects current and deferred tax expense commensurate with the adjusted measure of profitability. The methodology used (e.g., statutory rate, effective rate, or discrete item approach) is consistently applied. All of the above items use a systematic approach.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$221,576	$146,480
Net cash provided by (used in) investing activities	(12,226)	(38,350)
Net cash used in financing activities	(238,376)	(241,548)
Effect of exchange rate changes on cash and cash equivalents	(1,328)	4,212
Net change in cash and cash equivalents and cash and cash equivalents held at consolidated variable interest entities	(30,354)	(129,206)
Cash, cash equivalents and cash and cash equivalents held at consolidated variable interest entities, beginning of period	470,595	840,193
Cash, cash equivalents and cash and cash equivalents held at consolidated variable interest entities, end of period	$440,241	$710,987
Our credit facility provides for borrowings up to $500.0 million and is scheduled to expire in August 2030 (See Note 6 to the Consolidated Financial Statements). As of April 10, 2026, we had outstanding letters of credit of $4.6 million which reduced the amount available under the credit facility. These letters of credit were primarily issued for the expansion of the corporate headquarters and are due to expire in 2026. As of April 10, 2026, the amount of the credit facility available for corporate purposes was $495.4 million.
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
The majority of excess cash reserves are primarily placed in accounts located in the United States that invest in commercial paper and SEI-sponsored money market mutual funds denominated in the U.S. dollar. We also utilize demand deposit accounts or money market accounts at several well-established financial institutions located in the United States. Accounts used to manage these excess cash reserves do not impose any restrictions or limitations that would prevent us from being able to access such cash amounts immediately. As of April 10, 2026, the amount of cash and cash equivalents considered free and immediately accessible for other general corporate purposes was $119.1 million.
Cash and cash equivalents include cash of $77.1 million held in accounts of the LSV Global Equity Market Neutral Fund, LP consolidated into our financial statements and may only be used to settle obligations of the fund (See Note 15 to the Consolidated Financial Statements).
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
Cash flows from operations increased $75.1 million in the first three months of 2026 compared to the first three months of 2025 primarily from the positive change in working capital accounts and the increase in net income attributable to SEI. The increase was partially offset by the decrease in accrued liabilities and non-cash items.
Net cash from investing activities includes:
•Purchases, sales and maturities of marketable securities. Purchases, sales and maturities of marketable securities in the first three months of 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
Purchases	$(39,043)	$(50,113)
Sales and maturities	37,179	30,949
Net investing activities from marketable securities	$(1,864)	$(19,164)
See Note 5 to the Consolidated Financial Statements for more information related to marketable securities.
•The capitalization of costs incurred in developing computer software. We capitalized $5.5 million of software development costs in the first three months of 2026 as compared to $7.4 million in the first three months of 2025 related to significant enhancements for the expanded functionality of the SEI Wealth Platform and a new platform for the Investment Managers segment.
•Capital expenditures. Capital expenditures in the first three months of 2026 were $6.4 million as compared to $8.7 million in the first three months of 2025. Expenditures in 2026 and 2025 include capital outlays for purchased software and equipment for data center operations.
Net cash from financing activities includes:
•The repurchase of common stock. We had total capital outlays of $214.8 million during the first three months of 2026 and $203.7 million during the first three months of 2025 for the repurchase of common stock.
•Proceeds from the issuance of common stock. We received $39.6 million and $24.5 million in proceeds from the issuance of common stock during the first three months of 2026 and 2025, respectively, through our equity compensation plans. These proceeds were primarily from stock option exercise activity.
•Dividend payments. Cash dividends paid were $63.7 million in the first three months of 2026 as compared to $62.3 million in the first three months of 2025.

Cash Requirements
Cash requirements and liquidity needs are primarily funded through cash flow from operations and our capacity for additional borrowing. At March 31, 2026, unused sources of liquidity consisted of cash and cash equivalents and the amount available under our credit facility.
We are obligated to make payments in connection with the credit facility, operating leases, maintenance contracts, promissory notes and other commitments. We believe our operating cash flow, available borrowing capacity, and existing cash and cash equivalents will provide adequate funds for these obligations and ongoing operations. We currently anticipate that our available funds and cash flow from operations will be sufficient to meet our operational cash needs, expected M&A activity, and fund our stock repurchase program for at least the next 12 months and for the foreseeable future.
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
Among the risks and uncertainties which may affect our future operations, strategies, financial results or other developments are those risks described in our latest Annual Report on Form 10-K in Part I, Item 1A. These risks include the following:
•Market-driven risks related to capital market conditions, asset values, interest rates, market volatility, and investor sentiment;
•Client and relationship risks, including client attrition, unfavorable contract renewals, and loss of large clients;
•Fee compression and competitive pricing pressure across investment management and technology services;
•Product development and innovation risks, including delays, cost overruns, system issues, and failure of new offerings to gain market acceptance Business model innovation and expansion risks, including entry into new markets or channels (e.g., direct-to-consumer);
•Market consolidation and competitive disruption from traditional competitors, fintechs, and large technology firms;
•Key personnel and broader human capital risks, including retention, workforce reductions, and talent availability;
•Outsourcing and offshoring strategy risks associated with the Global Capability Center in India;
•M&A execution and integration risks, including the Stratos acquisition and other strategic transactions;
•Dependence on third-party service providers, vendors, market infrastructure, sub-advisers, and pricing services;
•Process errors in fund accounting, investment operations, pricing, and other judgment-based or manual activities;
•Operational resilience risks, including business continuity and disaster recovery failures;
•Rapid growth and capacity constraints impacting cost structure, compliance, controls, cybersecurity, and scalability;
•Cybersecurity threats, including cyberattacks, data breaches, system failures, and third-party technology risks;
•Risks related to artificial intelligence, machine learning, and automation, including model risk, bias, and regulatory uncertainty;
•Tokenization risks, including regulatory uncertainty, cybersecurity, custody, valuation, liquidity, and smart contract risks;
•Open-source software risks, including security vulnerabilities and license compliance;
•Data privacy and protection risks related to handling sensitive personal and client data;
•Intellectual property risks involving protection of proprietary technology and infringement claims;
•System outages and downtime affecting platform availability, processing, and data integrity;
•Technology disruption, software defects, and development or implementation delays;
•Earnings volatility and cash flow exposure, including reliance on LSV Asset Management and strategic investments;
•Interest rate, currency, and tax law change risks affecting revenues, margins, and asset values;
•Covenant compliance risks under revolving credit facilities;

•Holding company structure risks, including restrictions on subsidiary cash distributions;
•Liquidity risk, particularly during market stress and in alternative investments;
•Investment performance risk and continued fee pressure across investment products;
•Insourcing of investment functions and increased operational complexity;
•Proprietary capital deployment risks and conflicts of interest;
•Fiduciary risk related to retirement plans, OCIO services, and competitive pressures;
•Regulatory changes and evolving compliance obligations across U.S. and global jurisdictions;
•Financial crime, sanctions, AML, and anti-corruption compliance risks;
•Privacy and data protection regulatory risk;
•Conflicts of interest involving clients, affiliates, directors, executives, and acquisitions;
•Litigation, regulatory examinations, and investigations;
•Shareholder activism and ESG-related scrutiny;
•Geopolitical instability, including wars, global tensions, and state-sponsored cyber activity;
•Unforeseen or catastrophic events, including pandemics, extreme weather, and natural disasters; and
•Climate change and ESG-related risks, including regulatory, reputational, and transition risks.
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
In addition to the regulatory authorities listed above, our subsidiaries are subject to the jurisdiction of regulatory authorities in other foreign countries or jurisdictions. Further, in connection with our strategic investment in Stratos, we own 57.5% of the holding company that holds the equity of Stratos Wealth Securities, LLC, a limited purpose broker-dealer registered with the SEC under the Securities Exchange Act of 1934 and a member of FINRA, and the following SEC registered investment advisors:
•Stratos Wealth Advisors, LLC;
•Stratos Wealth Partners, Ltd.;
•Stratos Investment Management, LLC;
•Renaissance Investment Group, LLC; and
•Norland LLC.
In addition to our wholly-owned or majority-owned subsidiaries, we also own a minority interest of approximately 38.4% in LSV, which is also an investment advisor registered with the SEC.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Information required by this item is set forth under the captions "Our revenues and earnings are affected by changes in capital markets and significant changes in the value of financial instruments" and "Changes in interest rates may affect the value of our fixed-income investment securities" in Item 1A Risk Factors and under the caption "Sensitivity of our revenues and earnings to capital market fluctuations" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to this information as it is disclosed in our Annual Report on Form 10-K for 2025.

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
(b) Change in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.
Information regarding risk factors appears in Part I – Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes in the risk factors from those disclosed in the Annual Report on Form 10-K for 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(e)    Our Board of Directors has authorized the repurchase of up to $7.378 billion worth of our common stock through multiple authorizations through March 31, 2026. Currently, there is no expiration date for the common stock repurchase program.
Information regarding the repurchase of common stock during the three months ended March 31, 2026 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 2026	424,000	$86.07	424,000	$666,950,000
February 2026	1,009,000	80.70	1,009,000	585,517,000
March 2026	1,121,000	79.28	1,121,000	495,115,000
Total	2,554,000	$80.97	2,554,000
(1) Average price paid per share does not include excise tax on stock repurchases.

Item 5. Other Information.
During the three months ended March 31, 2026, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 (c) of Regulation S-K).

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

SEI INVESTMENTS COMPANY

Date:	April 27, 2026	By:	/s/ Sean J. Denham
Sean J. Denham
Chief Financial and Chief Operating Officer