Form 10-Q
period 2026-06-30
SEI INVESTMENTS CO
filed 2026-07-27
CIK 350894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q
________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, as of the close of business on July 10, 2026:

Common Stock, $0.01 par value	120,019,182

SEI INVESTMENTS COMPANY

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

Consolidated Balance Sheets	SEI Investments Company
(unaudited)	and Subsidiaries
(Dollars in thousands, except per-share data)

	June 30, 2026	December 31, 2025
Assets
Current Assets:
Cash and cash equivalents	$395,664	$399,804
Receivables from investment products	60,535	63,317
Receivables, net of allowance for doubtful accounts of $1,746 and $1,916	783,400	709,748
Securities owned	25,532	33,777
Other current assets	78,095	66,691
Total Current Assets	1,343,226	1,273,337
Property and Equipment, net of accumulated depreciation of $481,673 and $468,700	151,885	150,434
Operating Lease Right-of-Use Assets	32,345	26,447
Capitalized Software, net of accumulated amortization of $688,085 and $669,896	227,215	234,272
Investments	318,909	428,004
Assets of Consolidated Variable Interest Entities	206,955	183,994
Goodwill	389,420	354,989
Intangible Assets, net of accumulated amortization of $68,666 and $49,534	470,524	368,272
Deferred Contract Costs	56,967	53,345
Deferred Income Taxes	8,183	8,048
Deposits Related to Acquisitions	36,210	118,606
Other Assets, net	82,499	60,096
Total Assets	$3,324,338	$3,259,844
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	SEI Investments Company
(unaudited)	and Subsidiaries
(Dollars in thousands, except per-share data)

	June 30, 2026	December 31, 2025
Liabilities, Redeemable Non-controlling Interests and Equity
Current Liabilities:
Accounts payable	$10,547	$5,404
Accrued liabilities	225,607	359,823
Current portion of long-term debt	3,487	—
Current portion of long-term operating lease liabilities	10,169	8,677
Deferred revenue	15,718	13,307
Total Current Liabilities	265,528	387,211
Long-term Debt	29,483	—
Liabilities of Consolidated Variable Interest Entities	121,300	108,504
Deferred Income Taxes	13,563	16,842
Long-term Operating Lease Liabilities	24,713	19,885
Other Long-term Liabilities	22,852	23,626
Total Liabilities	477,439	556,068
Commitments and Contingencies
Redeemable Non-controlling Interests	311,027	243,959
Equity:
Shareholders' Equity:
Common stock, $0.01 par value, 750,000,000 shares authorized; 119,976,563 and 122,232,251 shares issued and outstanding	1,200	1,222
Capital in excess of par value	1,714,294	1,678,787
Retained earnings	813,820	792,280
Accumulated other comprehensive loss, net	(29,616)	(24,505)
Total SEI Shareholders' Equity	2,499,698	2,447,784
Non-controlling interests	36,174	12,033
Total Equity	2,535,872	2,459,817
Total Liabilities, Redeemable Non-controlling Interests and Equity	$3,324,338	$3,259,844
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations	SEI Investments Company
(unaudited)	and Subsidiaries
(Dollars in thousands, except per-share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Asset management, administration and distribution fees	$513,482	$437,543	$1,011,466	$869,686
Information processing and software servicing fees	128,135	122,058	252,334	241,259
Total revenues	641,617	559,601	1,263,800	1,110,945
Expenses:
Subadvisory, distribution and other asset management costs	59,980	49,709	116,726	97,241
Software royalties and other information processing costs	9,677	9,191	19,609	18,272
Compensation, benefits and other personnel	207,839	199,574	414,154	390,358
Stock-based compensation	16,313	13,891	30,809	28,029
Consulting, outsourcing and professional fees	56,269	56,942	110,672	112,943
Data processing and computer related	46,862	41,801	91,735	81,120
Facilities, supplies and other costs	21,453	21,744	41,775	40,499
Amortization	19,137	10,449	37,491	21,159
Depreciation	7,071	7,665	14,327	15,592
Total expenses	444,601	410,966	877,298	805,213
Income from operations	197,016	148,635	386,502	305,732
Net gain from investments	3,550	1,759	3,181	2,252
Interest and dividend income	7,012	9,283	14,174	19,504
Interest expense	(562)	(92)	(1,035)	(277)
Gain on sale of business	—	94,412	—	94,412
Other income	—	4,500	450	4,500
Equity in earnings of unconsolidated affiliates	38,694	33,640	71,170	62,387
Net gain from consolidated variable interest entities	7,475	—	9,554	—
Income before income taxes	253,185	292,137	483,996	488,510
Income taxes	53,645	65,054	107,669	109,910
Net income	199,540	227,083	376,327	378,600
Less: Net income attributable to non-controlling interests	3,882	—	6,182	—
Net income attributable to SEI Investments Company	$195,658	$227,083	$370,145	$378,600

Basic earnings per common share	$1.63	$1.82	$3.06	$3.02
Shares used to compute basic earnings per share	120,339	124,470	120,999	125,516
Diluted earnings per common share	$1.59	$1.78	$2.99	$2.95
Shares used to compute diluted earnings per share	123,334	127,278	123,914	128,364
Dividends declared per common share	$0.52	$0.49	$0.52	$0.49
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income	SEI Investments Company
(unaudited)	and Subsidiaries
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$199,540	$227,083	$376,327	$378,600
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	293	16,527	(3,494)	21,893
Unrealized (loss) gain on investments:
Unrealized (losses) gains during the period, net of income taxes of $87, $(208), $279 and $(1,134)	(274)	706	(933)	3,807
Reclassification adjustment for gains realized in net income, net of income taxes of $55, $22, $202 and $31	(205)	(76)	(684)	(108)
Total other comprehensive (loss) income, net of tax	(186)	17,157	(5,111)	25,592
Comprehensive income	$199,354	$244,240	$371,216	$404,192
Less: Comprehensive income attributable to the non-controlling interests	3,882	—	6,182	—
Comprehensive income attributable to SEI Investments Company	$195,472	$244,240	$365,034	$404,192
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Equity	SEI Investments Company
(unaudited)	and Subsidiaries
(Dollars in thousands, except per-share data)

	Shares of Common Stock	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
	For the Three Months Ended June 30, 2026
Balance, April 1, 2026	120,386	$1,204	$1,696,702	$781,778	$(29,430)	$36,530	$2,486,784
Net income	—	—	—	195,658	—	543	196,201
Other comprehensive loss	—	—	—	—	(186)	—	(186)
Purchase and retirement of common stock	(1,293)	(13)	(11,782)	(100,571)	—	—	(112,366)
Issuance of common stock under employee stock purchase plan	20	—	1,480	—	—	—	1,480
Issuance of common stock under share-based award plans	864	9	49,426	—	—	—	49,435
Stock-based compensation	—	—	16,313	—	—	—	16,313
Dividends declared ($0.52 per share)	—	—	—	(63,045)	—	—	(63,045)
Redemption value remeasurement	—	—	(37,845)	—	—	—	(37,845)
Capital distributions	—	—	—	—	—	(899)	(899)
Balance, June 30, 2026	119,977	$1,200	$1,714,294	$813,820	$(29,616)	$36,174	$2,535,872

	Shares of Common Stock	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
	For the Three Months Ended June 30, 2025
Balance, April 1, 2025	124,784	$1,247	$1,558,125	$737,020	$(38,540)	$—	$2,257,852
Net income	—	—	—	227,083	—	—	227,083
Other comprehensive income	—	—	—	—	17,157	—	17,157
Purchase and retirement of common stock	(2,162)	(22)	(17,563)	(163,172)	—	—	(180,757)
Issuance of common stock under employee stock purchase plan	20	—	1,419	—	—	—	1,419
Issuance of common stock under share-based award plans	1,055	11	61,457	—	—	—	61,468
Stock-based compensation	—	—	15,695	—	—	—	15,695
Dividends declared ($0.49 per share)	—	—	—	(61,478)	—	—	(61,478)
Balance, June 30, 2025	123,697	$1,236	$1,619,133	$739,453	$(21,383)	$—	$2,338,439
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Equity	SEI Investments Company
(unaudited)	and Subsidiaries
(Dollars in thousands, except per-share data)

	Shares of Common Stock	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
	For the Six Months Ended June 30, 2026
Balance, January 1, 2026	122,232	$1,222	$1,678,787	$792,280	$(24,505)	$12,033	$2,459,817
Net income	—	—	—	370,145	—	1,094	371,239
Other comprehensive loss	—	—	—	—	(5,111)	—	(5,111)
Purchase and retirement of common stock	(3,847)	(38)	(35,061)	(285,560)	—	—	(320,659)
Issuance of common stock under employee stock purchase plan	41	—	2,960	—	—	—	2,960
Issuance of common stock under share-based award plans	1,551	16	87,491	—	—	—	87,507
Stock-based compensation	—	—	30,809	—	—	—	30,809
Dividends declared ($0.52 per share)	—	—	—	(63,045)	—	—	(63,045)
Acquired non-controlling interest	—	—	—	—	—	24,397	24,397
Redemption value remeasurement	—	—	(50,692)	—	—	—	(50,692)
Capital distributions	—	—	—	—	—	(1,350)	(1,350)
Balance, June 30, 2026	119,977	$1,200	$1,714,294	$813,820	$(29,616)	$36,174	$2,535,872

	Shares of Common Stock	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
	For the Six Months Ended June 30, 2025
Balance, January 1, 2025	126,840	$1,268	$1,539,816	$758,003	$(46,975)	$—	$2,252,112
Net income	—	—	—	378,600	—	—	378,600
Other comprehensive income	—	—	—	—	25,592	—	25,592
Purchase and retirement of common stock	(4,663)	(47)	(37,882)	(335,672)	—	—	(373,601)
Issuance of common stock under employee stock purchase plan	39	—	2,754	—	—	—	2,754
Issuance of common stock under share-based award plans	1,481	15	84,612	—	—	—	84,627
Stock-based compensation	—	—	29,833	—	—	—	29,833
Dividends declared ($0.49 per share)	—	—	—	(61,478)	—	—	(61,478)
Balance, June 30, 2025	123,697	$1,236	$1,619,133	$739,453	$(21,383)	$—	$2,338,439
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	SEI Investments Company
(unaudited)	and Subsidiaries
(Dollars in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$376,327	$378,600
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,327	15,592
Amortization	37,491	21,159
Equity in earnings of unconsolidated affiliates	(71,170)	(62,387)
Distributions received from unconsolidated affiliates	73,950	67,130
Stock-based compensation	30,809	28,029
Provision for losses on receivables	(170)	521
Deferred income tax benefit	(2,932)	(498)
Net loss (gain) from investments	(3,181)	(2,252)
Net gain from business divestiture	—	(94,412)
Change in other long-term liabilities	323	1,189
Change in other assets	(12,500)	(3,456)
Contract costs capitalized, net of amortization	(3,622)	(1,758)
Contingent consideration fair value adjustments	—	(2,354)
Insurance rebates received for Health and Welfare Benefit Plan Trust	—	14,500
Insurance rebates transferred to Health and Welfare Benefit Plan Trust	—	(14,500)
Other	695	(1,423)
Change in current assets and liabilities:
Receivables from investment products	2,782	5,023
Receivables	(75,739)	(79,422)
Other current assets	(11,404)	(6,321)
Advances due from unconsolidated affiliate	61,390	47,485
Accounts payable	5,141	3
Accrued liabilities	(73,442)	(68,279)
Deferred revenue	2,411	836
Consolidated variable interest entities related:
Change from investment security transactions	5,394	—
Net gain from investments	(9,554)	—
Change in other assets and liabilities	41	—
Total adjustments	(28,960)	(135,595)
Net cash provided by operating activities	$347,367	$243,005
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	SEI Investments Company
(unaudited)	and Subsidiaries
(Dollars in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from investing activities:
Additions to property and equipment	(15,029)	(12,451)
Additions to capitalized software	(11,132)	(14,466)
Purchases of marketable securities	(81,568)	(85,681)
Prepayments and maturities of marketable securities	105,985	65,168
Purchases of interest in limited partnerships	—	(566)
Return of deposits on canceled acquisitions	17,594	—
Proceeds from fixed asset dispositions	—	1,165
Proceeds from business divestiture	—	116,020
Other investing activities	1,013	(3,921)
Net cash provided by investing activities	$16,863	$65,268
Cash flows from financing activities:
Purchase and retirement of common stock	(320,654)	(383,304)
Proceeds from issuance of common stock	90,466	87,381
Payment of dividends	(126,268)	(123,297)
Distributions to non-controlling interest holders	(1,351)	—
Consolidated variable interest entities related:
Non-controlling interest capital raised, net	889	—
Net cash used in financing activities	$(356,918)	$(419,220)
Effect of exchange rate changes on cash and cash equivalents	(5,406)	17,103
Net change in cash and cash equivalents and cash and cash equivalents held at consolidated variable interest entities	1,906	(93,844)
Cash, cash equivalents and cash and cash equivalents held at consolidated variable interest entities, beginning of period	470,595	840,193
Cash, cash equivalents and cash and cash equivalents held at consolidated variable interest entities, end of period	$472,501	$746,349

Non-cash investing activities:
Application of previously funded acquisition deposits toward purchase consideration	$60,431	$—

Reconciliation of Cash, cash equivalents and cash and cash equivalents held at consolidated variable interest entities to the Consolidated Balance Sheets:	June 30, 2026	December 31, 2025
Cash and cash equivalents	$395,664	$399,804
Cash and cash equivalents held at consolidated variable interest entities	76,837	70,791
Total cash and cash equivalents and cash and cash equivalents held at consolidated variable interest entities	$472,501	$470,595
The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements	SEI Investments Company
(all figures are in thousands except share and per-share data)	and Subsidiaries
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
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain financial information and accompanying note disclosure normally included in the Company’s Annual Report on Form 10-K have been condensed or omitted. The interim financial information is unaudited but reflects all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position of the Company as of June 30, 2026, the results of operations for the three and six months ended June 30, 2026 and 2025, and cash flows for the six months ended June 30, 2026 and 2025. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
There have been no significant changes in significant accounting policies during the six months ended June 30, 2026 as compared to the significant accounting policies described in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
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
Redeemable Non-controlling Interests
Non-controlling interests that are redeemable outside the Company's control at fixed or determinable prices and dates are presented as temporary equity in the accompanying Consolidated Balance Sheets. Redeemable non-controlling interests are recorded at the greater of the redemption fair value or the carrying value of the non-controlling interest and adjusted each reporting period for income, loss and any distributions made. Remeasurements to the redemption value of the redeemable non-controlling interest are recognized in capital in excess of par value. As of December 31, 2025 and June 30, 2026, the Company has a redeemable non-controlling interest related to an acquisition (See Note 12).
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
Changes in the Company's redeemable non-controlling interests are as follows:

Redeemable Non-controlling Interests
Balance, December 31, 2025	$243,959
Increase from acquisition	10,400
Net income attributable to non-controlling interests	5,087
Capital contributions from non-controlling interests, net	889
Redemption value remeasurement	50,692
Balance, June 30, 2026	$311,027
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
The Company is a party to expense limitation agreements with certain SEI-sponsored money market funds subject to Rule 2a-7 of the Investment Company Act of 1940 which establish a maximum level of ordinary operating expenses incurred by the fund in any fiscal year including, but not limited to, fees of the administrator or its affiliates. Under the terms of these agreements, the Company waived $4,776 and $5,262 in fees during the three months ended June 30, 2026 and 2025, respectively. During the six months ended June 30, 2026 and 2025, the Company waived $9,853 and $9,395, respectively, in fees.
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
Capitalized Software
The Company capitalized $11,132 and $14,466 of software development costs during the six months ended June 30, 2026 and 2025, respectively, to further develop the SEI Wealth PlatformSM (SWP) and for the development of a new platform for the Investment Managers segment. The Company capitalized $7,456 and $8,851 of software development costs for significant enhancements to SWP during the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, the net book value of SWP was $186,530, which includes $2,232 of capitalized software development costs in-progress associated with future releases. SWP has a weighted average remaining life of 7.3 years. Amortization expense for SWP was $15,173 and $14,297 during the six months ended June 30, 2026 and 2025, respectively.
The Company also capitalized $3,676 and $5,615 of software development costs during the six months ended June 30, 2026 and 2025, respectively, related to the development of a new platform for the Investment Managers segment. The Company placed the platform into service during the third quarter 2025. The net book value of the platform at June 30, 2026 was $40,685, which includes $3,676 of capitalized software development costs in-progress associated with future releases. As of June 30, 2026, the platform has a weighted average useful life of 6.1 years. Amortization expense for the platform was $3,016 during the six months ended June 30, 2026.
Earnings per Share
The calculations of basic and diluted earnings per share for the three and six months ended June 30, 2026 and 2025 are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$199,540	$227,083	$376,327	$378,600
Less: Net income attributable to non-controlling interests	3,882	—	6,182	—
Net income attributable to SEI Investments Company	$195,658	$227,083	$370,145	$378,600
Shares used to compute basic earnings per common share	120,339,000	124,470,000	120,999,000	125,516,000
Dilutive effect of stock awards	2,995,000	2,808,000	2,915,000	2,848,000
Shares used to compute diluted earnings per common share	123,334,000	127,278,000	123,914,000	128,364,000
Basic earnings per common share	$1.63	$1.82	$3.06	$3.02
Diluted earnings per common share	$1.59	$1.78	$2.99	$2.95
During the three months ended June 30, 2026 and 2025, employee stock options to purchase 4,395,000 and 5,713,000 shares of common stock with an average exercise price of $75.28 and $66.08, respectively, were outstanding but not included in the computation of diluted earnings per common share. During the six months ended June 30, 2026 and 2025, employee stock options to purchase 4,411,000 and 5,773,000 shares of common stock with an average exercise price of $75.28 and $66.01, respectively, were outstanding but not included in the computation of diluted earnings per common share. These options for the three and six month periods were not included in the computation of diluted earnings per common share because either the performance conditions have not been satisfied or would not have been satisfied if the reporting date was the end of the contingency period or the options' exercise price was greater than the average market price of the Company’s common stock and the effect on diluted earnings per common share would have been anti-dilutive.
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
In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (ASU 2025-03). This standard eliminates the presumption that the primary beneficiary of a VIE is the accounting acquirer in a business combination. Instead, entities are required to apply the general guidance in Accounting Standards Codification (ASC) 805 to determine the accounting acquirer when the transaction is primarily effected by the exchange of equity interests. ASU 2025-03 is effective for annual and interim periods beginning after December 15, 2026 on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of adopting the guidance on its consolidated financial statements and related disclosures.
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
Reclassifications
Certain prior year amounts have been reclassified to conform to current year presentation.

Note 2 – Equity Method Investments
The Company's equity method investments included in Investments on the accompanying Consolidated Balance Sheets consist of:

	June 30, 2026	December 31, 2025
Investment in LSV Asset Management	$59,890	$121,512
Other equity method investments	34,420	67,637
Total	$94,310	$189,149

LSV Asset Management
The Company has an investment in LSV Asset Management (LSV), a registered investment advisor that provides investment advisory services primarily to institutions, including pension plans and investment companies. LSV is currently an investment sub-advisor for a limited number of SEI-sponsored investment products. The Company's partnership interest in LSV as of June 30, 2026 was 38.4%. The Company’s interest in the net assets of LSV is included in Investments on the accompanying Consolidated Balance Sheets and its interest in the earnings of LSV is reflected in Equity in earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Operations.
The Company accounts for its interest in LSV using the equity method because of its less than 50% ownership. The Company’s interest in the earnings of LSV is reflected in Equity in earnings of unconsolidated affiliates on the accompanying Consolidated Statements of Operations.
At June 30, 2026 and December 31, 2025, the Company’s total investment in LSV was $59,890 and $121,512, respectively. The Company's investment includes advances provided to LSV related to their working capital accounts. The Company receives partnership distributions from LSV on a quarterly basis. The Company received partnership distributions from LSV of $70,641 and $67,130 in the six months ended June 30, 2026 and 2025, respectively. As such, the Company considers these distribution payments as returns on investment rather than returns of the Company's original investment in LSV and has therefore classified the associated cash inflows as an operating activity on the Consolidated Statements of Cash Flows.
The Company’s proportionate share in the earnings of LSV was $38,264 and $33,640 during the three months ended June 30, 2026 and 2025, respectively. During the six months ended June 30, 2026 and 2025, the Company’s proportionate share in the earnings of LSV was $70,356 and $62,387, respectively.
This table contains condensed financial information of LSV:

Condensed Statement of Operations	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$140,854	$114,215	$256,308	$214,143
Net income	99,502	87,311	182,799	161,825
On April 1, 2026, LSV provided an interest in the partnership to select key employees which reduced the ownership percentage of each existing partner on a pro-rata basis. As a result, the Company's total partnership interest in LSV was reduced slightly to approximately 38.4% from approximately 38.5%.
Other Equity Method Investments
The Company's other equity method investments consist of several firms acquired in December 2025 and during the first quarter 2026 in connection with the Stratos Acquisition (See Note 12) and an investment in a non-affiliated limited partnership fund in which the Company holds a more than minor interest. At June 30, 2026 and December 31, 2025, the value of the equity method entities related to Stratos was $24,197 and $57,153, respectively. At June 30, 2026 and December 31, 2025, the value of the Company's investment in the limited partnership fund was $10,223 and $10,484, respectively.

Note 3 – Composition of Certain Financial Statement Captions
Receivables
Receivables on the accompanying Consolidated Balance Sheets consist of:

	June 30, 2026	December 31, 2025
Trade receivables	$185,093	$178,902
Fees earned, not billed	547,771	483,860
Taxes receivable	42,703	40,415
Other receivables	9,579	8,487
	785,146	711,664
Less: Allowance for doubtful accounts	(1,746)	(1,916)
	$783,400	$709,748
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

Property and Equipment
Property and Equipment on the accompanying Consolidated Balance Sheets consists of:

	June 30, 2026	December 31, 2025
Buildings	$222,712	$221,488
Equipment	169,539	158,740
Land	27,457	27,457
Purchased software	165,210	165,229
Furniture and fixtures	23,183	23,066
Leasehold improvements	24,784	23,003
Construction in progress	673	151
	633,558	619,134
Less: Accumulated depreciation	(481,673)	(468,700)
Property and Equipment, net	$151,885	$150,434
The Company recognized $14,327 and $15,592 in depreciation expense related to property and equipment for the six months ended June 30, 2026 and 2025, respectively.
Deferred Contract Costs
Deferred contract costs, which primarily consist of deferred sales commissions, were $56,967 and $53,345 as of June 30, 2026 and December 31, 2025, respectively. The Company deferred expenses related to contract costs of $11,801 and $8,195 during the six months ended June 30, 2026 and 2025, respectively. Amortization expense related to deferred contract costs were $8,179 and $6,437 during the six months ended June 30, 2026 and 2025, respectively. Amortization expense related to deferred contract costs is included in Compensation, benefits and other personnel on the accompanying Consolidated Statements of Operations. There were no material impairment losses in relation to deferred contract costs during the six months ended June 30, 2026.
Accrued Liabilities
Accrued liabilities on the accompanying Consolidated Balance Sheets consist of:

	June 30, 2026	December 31, 2025
Accrued employee compensation	$78,358	$143,358
Accrued consulting, outsourcing and professional fees	31,669	29,186
Accrued sub-advisory, distribution and other asset management fees	55,334	56,445
Accrued dividend payable	1,958	65,182
Accrued income taxes	3,777	6,560
Other accrued liabilities	54,511	59,092
Total accrued liabilities	$225,607	$359,823

Note 4 – Fair Value Measurements
The fair value of the Company’s financial assets and liabilities is determined in accordance with the fair value hierarchy. The pricing policies and procedures applied to the Company's Level 1 and Level 2 financial assets during the six months ended June 30, 2026 were consistent with those as described in the Company's Annual Report on Form 10-K at December 31, 2025. Level 1 financial assets and liabilities of the Company and consolidated VIEs consist mainly of equity securities and investments in open-end and closed-end investment products that are quoted daily. Level 2 financial assets primarily consist of Government National Mortgage Association (GNMA) mortgage-backed securities held by the Company's wholly-owned limited purpose federal thrift subsidiary, SEI Private Trust Company (SPTC), and Federal Home Loan Bank (FHLB) and other U.S. government agency short-term notes held by SIDCO. The financial assets held by SIDCO were purchased as part of a cash management program requiring only short term, top-tier investment grade government and corporate securities. The financial assets held by SPTC are debt securities issued by GNMA and are backed by the full faith and credit of the U.S. government. These securities were purchased for the sole purpose of satisfying applicable regulatory requirements and have maturity dates which range from 2027 to 2041. The Company's Level 3 financial liabilities at June 30, 2026 and December 31, 2025 consist entirely of the estimated fair value of the contingent considerations resulting from business acquisitions. There were no transfers of financial assets between levels within the fair value hierarchy during the six months ended June 30, 2026.
The fair value of the Company's investments in funds sponsored by LSV are measured using the net asset value per share (NAV) as a practical expedient. The NAVs of the funds are calculated by the funds' independent custodian and are derived from the fair values of the underlying investments as of the reporting date. The investment funds sponsored by LSV allow for investor redemptions at the end of each calendar month. The investments measured using the NAV as a practical expedient have not been classified in the fair value hierarchy but are presented in the tables below to permit reconciliation to the amounts presented on the accompanying Consolidated Balance Sheets.
The fair value of certain financial assets and liabilities of the Company was determined using the following inputs:

	At June 30, 2026
	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
Financial Assets
SEI Investments Company
Equity securities	$69,651	$—	$—	$—	$69,651
Available-for-sale debt securities	—	141,249	—	—	141,249
Securities owned	—	25,532	—	—	25,532
Investment funds sponsored by LSV	—	—	—	12,922	12,922
Investments in limited partnership funds	—	—	—	777	777
Total financial assets of SEI Investments Company	69,651	166,781	—	13,699	250,131
Consolidated VIEs
Equity securities	130,072	—	—	—	130,072
Total financial assets of consolidated VIEs	130,072	—	—	—	130,072
Total financial assets measured at fair value	$199,723	$166,781	$—	$13,699	$380,203

Financial Liabilities
SEI Investments Company
Contingent considerations	$—	$—	$6,736	$—	$6,736
Total financial liabilities of SEI Investments Company	—	—	6,736	—	6,736
Consolidated VIEs
Securities sold short	121,036	—	—	—	121,036
Total financial liabilities of consolidated VIEs	121,036	—	—	—	121,036
Total financial liabilities measured at fair value	$121,036	$—	$6,736	$—	$127,772

	At December 31, 2025
	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
Financial Assets
SEI Investments Company
Equity securities	$67,414	$—	$—	$—	$67,414
Available-for-sale debt securities	—	158,690	—	—	158,690
Securities owned	—	33,777	—	—	33,777
Investment funds sponsored by LSV	—	—	—	11,593	11,593
Investments in limited partnership funds	—	—	—	1,158	1,158
Total financial assets of SEI Investments Company
Consolidated VIEs
Equity securities	113,119	—	—	—	113,119
Total financial assets of consolidated VIEs	113,119	—	—	—	113,119
Total financial assets measured at fair value	$180,533	$192,467	$—	$12,751	$385,751

Financial Liabilities
SEI Investments Company
Contingent considerations	$—	$—	$7,834	$—	$7,834
Total financial liabilities of SEI Investments Company	—	—	7,834	—	7,834
Consolidated VIEs
Securities sold short	108,243	—	—	—	108,243
Total financial liabilities of consolidated VIEs	108,243	—	—	—	108,243
Total financial liabilities measured at fair value	$108,243	$—	$7,834	$—	$116,077

Note 5 – Investments and Other Marketable Securities
Investments on the accompanying Consolidated Balance Sheets consist of:

	June 30, 2026	December 31, 2025
Available for sale debt securities	$141,249	$158,690
Investment products and equities	69,651	67,414
Investments in affiliated funds	12,922	11,593
Investments in limited partnership funds	777	1,158
Equity method investments (See Note 2)	94,310	189,149
Total	$318,909	$428,004

Available For Sale Debt Securities
The Company's available-for-sale debt securities consist of

	At June 30, 2026
	Cost Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Mortgage-backed securities issued by GNMA	$145,079	$—	$(6,481)	$138,598
Corporate and government agency debt securities	2,651	—	—	2,651
	$147,730	$—	$(6,481)	$141,249

	At December 31, 2025
	Cost Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Mortgage-backed securities issued by GNMA	$163,071	$—	$(4,381)	$158,690
	$163,071	$—	$(4,381)	$158,690

Unrealized holding losses, net of income tax benefit, at June 30, 2026 and December 31, 2025 of available-for-sale debt securities were:

	June 30, 2026	December 31, 2025
Unrealized holding losses	$(6,481)	$(4,381)
Less: Income tax benefit	1,491	1,008
Unrealized holding losses, net of tax	(4,990)	(3,373)
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
The following tables provide the scheduled maturities of the Company's available-for-sale debt securities:

	At June 30, 2026
	Cost	Fair Value
Within one year	$2,774	$2,736
After one year through five years	2,246	1,996
After 5 years through 10 years	37,504	33,370
After 10 years	105,206	103,147
	$147,730	$141,249

	At December 31, 2025
	Cost	Fair Value
Within one year	$—	$—
After one year through five years	3,248	2,930
After 5 years through 10 years	14,789	13,787
After 10 years	145,034	141,973
	$163,071	$158,690
There were no material realized gains or losses from available-for-sale debt securities during the six months ended June 30, 2026 and 2025, respectively.

Investment Products and Equities
The Company's investments in investment products and equities had a fair value of $69,651 and $67,414 at June 30, 2026 and December 31, 2025, respectively. There were no material realized gains or losses during the six months ended June 30, 2026 and 2025, respectively, from investment products and equities.
Investments in Affiliated Funds
The Company has an investment in funds sponsored by LSV. The Company records this investment at fair value. Unrealized gains and losses from the change in fair value of these funds are recognized in Net gain from investments on the accompanying Consolidated Statements of Operations.
The Company's investment in the funds had a fair value of $12,922 and $11,593 at June 30, 2026 and December 31, 2025, respectively. The Company recognized unrealized gains of $1,329 and $1,144 during the six months ended June 30, 2026 and 2025, respectively, from the change in fair value of the funds.
Securities Owned
The Company’s broker-dealer subsidiary, SIDCO, has investments in U.S. government agency securities with maturity dates less than one year. These investments are reflected as Securities owned on the accompanying Consolidated Balance Sheets. Due to specialized accounting practices applicable to investments by broker-dealers, the securities are reported at fair value and changes in fair value are recorded in current period earnings. The securities had a fair value of $25,532 and $33,777 at June 30, 2026 and December 31, 2025, respectively. There were no material net gains or losses related to the securities during the three and six months ended June 30, 2026 and 2025.
Cash Equivalents
Investments in SEI-sponsored and non-SEI-sponsored money market funds and commercial paper classified as cash equivalents had a fair value of $242,302 and $235,933 at June 30, 2026 and December 31, 2025, respectively. There were no material unrealized or realized gains or losses from these investments during the six months ended June 30, 2026 and 2025. Cash equivalents includes $74,475 and $201,675 at June 30, 2026 and December 31, 2025, respectively, invested in SEI-sponsored open-ended money market investment products. Investments in money market funds and commercial paper are Level 1 assets.

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
The Company was in compliance with all covenants of the credit facilities during the six months ended June 30, 2026. As of July 10, 2026, the Company had outstanding letters of credit of $4,630 under the Facility. The amount of the Facility that is available for general corporate purposes as of July 10, 2026 was $495,370.

Note 7 – Shareholders’ Equity
Stock-Based Compensation
The Company has non-qualified stock options and restricted stock units (RSUs) outstanding under its equity compensation plans. The Company recognized stock-based compensation expense in its Consolidated Financial Statements in the three and six months ended June 30, 2026 and 2025, respectively, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock-based compensation expense	$16,313	$13,891	$30,809	$28,029
Less: Deferred tax benefit	(2,717)	(2,554)	(5,127)	(5,176)
Stock-based compensation expense, net of tax	$13,596	$11,337	$25,682	$22,853
As of June 30, 2026, there was approximately $80,708 of unrecognized compensation cost remaining related to unvested employee stock options and restricted stock units that management expects will vest and is being amortized.
The total intrinsic value of options exercised during the six months ended June 30, 2026 was $44,233. The total options exercisable as of June 30, 2026 had an intrinsic value of $195,276. The total intrinsic value for options exercisable is calculated as the difference between the market value of the Company’s common stock as of June 30, 2026 and the weighted average exercise price of the options. The market value of the Company’s common stock as of June 30, 2026 was $87.71 as reported by the Nasdaq Stock Market, LLC. The weighted average exercise price of the options exercisable as of June 30, 2026 was $59.46. Total options that were outstanding as of June 30, 2026 were 12,155,000. Total options that were exercisable as of June 30, 2026 were 6,912,000.
Common Stock Buyback
The Company’s Board of Directors, under multiple authorizations, has authorized the repurchase of common stock on the open market or through private transactions. The Company purchased 3,847,000 shares at a total cost of $320,659 during the six months ended June 30, 2026, which reduced the total shares outstanding of common stock. The cost of stock purchases during the period includes the cost of excise taxes applicable to stock repurchases and certain transactions that settled in the following quarter. As of June 30, 2026, the Company had approximately $382,748 of authorization remaining for the purchase of common stock under the program.
The Company immediately retires its common stock when purchased. Upon retirement, the Company reduces Capital in excess of par value for the average capital per share outstanding and the remainder is charged against Retained earnings. If the Company reduces its Retained earnings to zero, any subsequent purchases of common stock will be charged entirely to Capital in excess of par value.
Cash Dividend
On May 27, 2026, the Board of Directors declared a cash dividend of $0.52 per share on the Company's common stock, which was paid on June 16, 2026, to shareholders of record on June 8, 2026. Cash dividends declared during the six months ended June 30, 2026 and 2025 were $63,045 and $61,478, respectively.
Note 8 – Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss, net of tax, are as follows:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Investments	Accumulated Other Comprehensive Loss
Balance, January 1, 2026	$(21,132)	$(3,373)	$(24,505)

Other comprehensive loss before reclassifications	(3,494)	(933)	(4,427)
Amounts reclassified from accumulated other comprehensive loss	—	(684)	(684)
Net current-period other comprehensive loss	(3,494)	(1,617)	(5,111)

Balance, June 30, 2026	$(24,626)	$(4,990)	$(29,616)

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
There are no inter-segment revenues for the three and six months ended June 30, 2026 and 2025. The accounting policies of the reportable business segments are the same as those described in Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
The following tables highlight certain financial information about each of the business segments for the three months ended June 30, 2026 and 2025:

	Investment Managers	Private Banks	Investment Advisors	Institutional Investors	Investments In New Businesses	Total
	For the Three Months Ended June 30, 2026
Total revenue	$227,679	$156,879	$177,897	$69,702	$9,460	$641,617
Less:
Operations & services	96,643	57,113	50,833	20,747	2,515	227,851
Sales, marketing & client service	11,363	12,488	20,409	9,391	2,597	56,248
Technology services & infrastructure	13,578	30,544	8,828	1,561	1,333	55,844
Strategic initiatives & new business development	11,339	20,387	19,809	3,668	2,966	58,169
Other segment expenses (1)	3,155	4,688	1,987	1,459	628	11,917
Total segment expenses	136,078	125,220	101,866	36,826	10,039	410,029
Non-controlling interest & other, net	—	—	1,361	—	—	1,361
Segment profit (loss)	$91,601	$31,659	$74,670	$32,876	$(579)	$230,227

	Investment Managers	Private Banks	Investment Advisors	Institutional Investors	Investments In New Businesses	Total
	For the Three Months Ended June 30, 2025
Total revenue	$195,067	$141,449	$137,193	$69,343	$16,549	$559,601
Less:
Operations & services	88,371	53,245	42,799	20,718	5,637	210,770
Sales, marketing & client service	10,501	10,122	10,237	10,099	4,797	45,756
Technology services & infrastructure	13,768	28,268	8,908	1,584	1,502	54,030
Strategic initiatives & new business development	6,283	21,500	12,094	2,268	4,824	46,969
Other segment expenses (1)	2,713	5,589	1,763	1,188	1,670	12,923
Total segment expenses	121,636	118,724	75,801	35,857	18,430	370,448
Segment profit (loss)	$73,431	$22,725	$61,392	$33,486	$(1,881)	$189,153
(1) Other segment expenses for each reportable segment includes professional services, occupancy and certain overhead expenses.
A reconciliation of the total segment profit to income from operations on the Consolidated Statements of Operations for the three months ended June 30, 2026 and 2025 is as follows:

	Three Months Ended June 30,
	2026	2025
Total segment profit	$230,227	$189,153
Corporate overhead expenses	(34,572)	(40,518)
Segment reclassification (2)	1,361	—
Income from operations	$197,016	$148,635
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
The following tables provide additional information for the three months ended June 30, 2026 and 2025 pertaining to the business segments:

	Amortization		Depreciation
	2026	2025	2026	2025
Investment Managers	$1,698	$201	$1,795	$1,732
Private Banks	5,664	5,344	2,587	2,694
Investment Advisors	9,325	2,450	1,668	2,000
Institutional Investors	1,950	1,944	455	494
Investments in New Businesses	415	416	114	211
Total from business segments	$19,052	$10,355	$6,619	$7,131
Corporate overhead	85	94	452	534
	$19,137	$10,449	$7,071	$7,665

The following tables highlight certain financial information about each of business segment for the six months ended June 30, 2026 and 2025:

	Investment Managers	Private Banks	Investment Advisors	Institutional Investors	Investments In New Businesses	Total
	For the Six Months Ended June 30, 2026
Total revenue	$448,396	$309,141	$347,592	$141,218	$17,453	$1,263,800
Less:
Operations & services	191,509	111,701	98,287	42,320	4,555	448,372
Sales, marketing & client service	22,828	23,312	38,717	17,846	4,939	107,642
Technology services & infrastructure	26,997	60,138	17,652	3,144	2,626	110,557
Strategic initiatives & new business development	21,818	40,067	38,767	7,279	5,738	113,669
Other segment expenses (3)	6,765	10,033	4,800	3,374	1,374	26,346
Total segment expenses	269,917	245,251	198,223	73,963	19,232	806,586
Non-controlling interest & other, net	—	—	2,698	—	—	2,698
Segment profit (loss)	$178,479	$63,890	$146,671	$67,255	$(1,779)	$454,516

	Investment Managers	Private Banks	Investment Advisors	Institutional Investors	Investments In New Businesses	Total
	For the Six Months Ended June 30, 2025
Total revenue	$387,115	$279,163	$273,769	$137,849	$33,049	$1,110,945
Less:
Operations & services	174,610	103,531	83,837	41,391	10,598	413,967
Sales, marketing & client service	20,333	19,032	19,432	19,755	9,725	88,277
Technology services & infrastructure	26,520	56,603	17,775	3,132	2,870	106,900
Strategic initiatives & new business development	12,671	43,880	23,802	4,827	10,522	95,702
Other segment expenses (3)	4,713	10,427	3,410	2,622	3,211	24,383
Total segment expenses	238,847	233,473	148,256	71,727	36,926	729,229
Segment profit (loss)	$148,268	$45,690	$125,513	$66,122	$(3,877)	$381,716
(3) Other segment expenses for each reportable segment includes professional services, occupancy and certain overhead expenses.
A reconciliation of the total segment profit to income from operations in the Consolidated Statements of Operations for the six months ended June 30, 2026 and 2025 is as follows:

	2026	2025
Total segment profit	$454,516	$381,716
Corporate overhead expenses	(70,712)	(75,984)
Segment reclassification (4)	2,698	—
Income from operations	$386,502	$305,732
(4) Primarily includes non-controlling interest and earnings from equity method investments.
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

The following tables provide additional information for the six months ended June 30, 2026 and 2025:

	Amortization		Depreciation
	2026	2025	2026	2025
Investment Managers	$3,409	$403	$3,608	$1,794
Private Banks	11,309	10,619	5,225	4,953
Investment Advisors	17,866	4,869	3,439	4,025
Institutional Investors	3,906	3,819	919	813
Investments in New Businesses	831	1,291	231	289
Total from business segments	$37,321	$21,001	$13,422	$11,874
Corporate Overhead	170	158	905	3,718
	$37,491	$21,159	$14,327	$15,592
Note 10 – Income Taxes
The gross liability for unrecognized tax benefits at June 30, 2026 and December 31, 2025 was $14,815 and $13,613, respectively, exclusive of interest and penalties, of which $15,045 and $13,577 would affect the effective tax rate if the Company were to recognize the tax benefit.
The Company classifies interest and penalties on unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, the combined amount of accrued interest and penalties related to tax positions taken on tax returns was $2,136 and $1,685, respectively.

	June 30, 2026	December 31, 2025
Gross liability for unrecognized tax benefits, exclusive of interest and penalties	$14,815	$13,613
Interest and penalties on unrecognized benefits	2,136	1,685
Total gross uncertain tax positions	$16,951	$15,298
Amount included in Current liabilities	$4,057	$3,642
Amount included in Other long-term liabilities	12,894	11,656
	$16,951	$15,298
The effective income tax rate for the three and six months ended June 30, 2026 and 2025 differs from the federal income tax statutory rate due to the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Statutory rate	21.0%	21.0%	21.0%	21.0%
State taxes, net of federal tax benefit	2.9	2.8	2.9	2.8
Foreign tax expense and tax rate differential	(0.1)	(0.2)	(0.1)	(0.2)
Tax benefit from stock option exercises	(1.4)	(0.8)	(1.0)	(0.7)
Energy tax credits	(1.3)	—	(0.7)	—
Other, net	0.1	(0.5)	0.2	(0.4)
	21.2%	22.3%	22.3%	22.5%
The decrease in the effective tax rate for the three and six months ended June 30, 2026 was primarily due to higher excess tax benefits recognized on employee stock option exercises and the favorable impact from the recognition of federal energy tax credits purchased during the period, both of which reduced the Company's income tax expense.
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

Note 11 – Commitments and Contingencies
In the ordinary course of business, the Company from time to time enters into contracts containing indemnification obligations of the Company. These obligations may require the Company to make payments to another party upon the occurrence of certain events including the failure by the Company to meet its performance obligations under the contract. These contractual indemnification provisions are often standard contractual terms of the nature customarily found in the type of contracts entered into by the Company. In many cases, there are no stated or notional amounts included in the indemnification provisions. There are no amounts reflected on the Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025 related to these indemnifications.
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
LSV Asset Management
As the Company reported in prior filings with the Commission, on January 27, 2026, the Company, and its wholly owned subsidiary, SEI Funds, Inc., (the SEI Parties) were joined as defendants in Qu v. LSV Asset Management, an Illinois State Court action originally filed in July 2024 in Cook County, Illinois Circuit Court (the Qu Litigation). The Qu Litigation alleged that LSV Asset Management (LSV), and certain of its executives (the LSV Defendants), breached fiduciary duties and implied covenants of good faith with respect to LSV’s purchase of LSV partnership interest indirectly held by the plaintiff. The claim against the SEI Parties alleged that the Company, through its wholly owned subsidiary SEI Funds, Inc., that is the owner of a minority interest of LSV, aided and abetted the LSV Defendant’s alleged breach of fiduciary duty.
On April 27, 2026, the parties settled the matter on mutually agreeable terms in a confidential settlement without admitting any fault or liability and such settlement agreement released all claims alleged against the SEI Parties. None of the SEI Parties made or will make any payments in connection with the settlement. On April 30, 2026, the Court dismissed the case with prejudice.
SEI Capital Accumulation Plan
As the Company reported in prior filings with the Commission, on December 26, 2025, a class action complaint was filed in the United States District Court for the Eastern District of Pennsylvania by David Hall and Jennifer Knapp, individually and as representatives of similarly situated persons, and on behalf of the SEI Capital Accumulation Plan (the Plan), naming the Company and its affiliated and/or related entities SEI Investments Management Corporation, SEI Capital Accumulation Plan Administration Committee, and John Does 1-30 as defendants (the Hall Complaint). The Hall Complaint seeks damages for defendants’ alleged breach of fiduciary duties under ERISA with respect to selecting and monitoring certain of the Plan’s investment options, which are affiliated investment products.

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
SIEL is fully committed to addressing the concerns raised by the FCA. The Company believes the actions SIEL has taken to remediate the issues identified in the Skilled Person Report have not only strengthened its business but will also help maintain its focus on achieving positive customer outcomes, positioning SIEL for sustainable future growth.
The Skilled Person has now concluded the second stage of its engagement, which involved reviewing the remediation actions taken by SIEL to date and SIEL’s plan for continued improvement. The final Stage 2 report was issued by the Skilled Person on July 14, 2026 and has been reviewed by both the FCA and SIEL. SIEL is now working to ensuring that all actions are fully embedded and will look to engage with the FCA in connection with concluding the s.166 and potential lifting of the VREQ in due course.
It should be noted that the VREQ will stay in effect unless and until varied or cancelled by the FCA (either on the application of SIEL or of the FCA’s own volition), until the FCA is satisfied that SIEL has demonstrated that it has addressed the concerns the FCA has communicated to it.
Equilus Capital
On April 1, 2026 the Washington Department of Financial Institutions (DFI) filed a lawsuit in Washington Superior Court (the Complaint) seeking a temporary restraining order, injunctive relief, and the appointment of a receiver against Equilus Group, Inc. (Equilus Group), Equilus Capital Partners, LLC (Equilus Capital, and together with Equilus Group, the Equilus Companies), Joel Frank (a managing member of the Equilus Companies), certain entities controlled by Joel Frank and/or the Equilus Companies (the Equilus Funds), and certain other named individual defendants (the Equilus Parties). Equilus Group is a Washington State registered investment adviser that is a client of the Company's Investment Advisors segment. The DFI alleges that Joel Frank, the Equilus Companies, and the Equilus Funds engaged in Ponzi scheme-like activity and/or other wrongful conduct, selling approximately $39,000 in unregistered securities and alleging theft from individual investors who purchased such securities of at least approximately $800. On April 10, 2026, DFI suspended Equilus Group’s Washington state investment adviser registration, with intent to revoke.
The Complaint names SPTC, along with several other financial institutions, as financial institution defendants. SPTC maintains investment accounts for certain Equilus Parties and Equilus Group investors. On April 23, 2026, the Court granted DFI’s motion for a preliminary injunction, which SPTC did not oppose, prohibiting SPTC from permitting or assisting the withdrawal, transfer, or any other disposition of funds held in the accounts in the name of Equilus Capital Partners, LLC or ECP Opportunities Fund I, until a receiver is appointed to take control of such assets. The Receiver was appointed on April 23, 2026, and SPTC is cooperating with the Receiver’s efforts.
No claims have been made against SPTC and the Company is not aware of any allegations of wrongdoing by the Company or SPTC. On June 12, 2026, the Court approved a “Stipulation of Non-Participation” between DFI and SPTC. Pursuant to the Stipulation, DFI and SPTC agreed that SPTC was named in the lawsuit solely in its capacity as a financial institution with accounts in the name of Equilus Capital and ECP Opportunities Fund I, LP (the “Designated Co-Defendants’ Accounts”), and therefore SPTC shall not be required to participate in the litigation proceedings in any manner, except to comply with any orders or judgments related to the Designated Co-Defendants’ Accounts, to cooperate with the Receiver, and to respond to reasonable discovery requests. As a result, the Company does not anticipate losses associated with this Complaint.
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

Unfunded Commitments to Limited Partnership Funds
The Company has unfunded commitments of $10,380 at July 10, 2026 to limited partnership funds.
Unused Letters of Credit
As of June 30, 2026, the Company had outstanding and unused letters of credit of $4,630 under its Credit Facility (See Note 6). The letters of credit were issued for certain municipal requirements related to the expansion of the Company's corporate headquarters and are due to expire in 2026. The Company does not expect that any material amounts will be drawn under these letters of credit. Accordingly, no liability has been recorded in the accompanying Consolidated Balance Sheets.

Note 12 – Business Acquisitions and Divestitures
Stratos Wealth Holdings
On July 17, 2025, SEI-Eclipse Holding Company, LLC (SEI-Eclipse), a newly-formed, wholly-owned indirect subsidiary of the Company, and the Company entered into a definitive agreement (as amended, the Acquisition Agreement) with Stratos Wealth Holdings, LLC (Stratos) and Stratos Intermediate Holdco I, LLC (Stratos US Holdings) to acquire a controlling interest in the businesses operated by Stratos. Stratos is a holding company that directly and indirectly holds 100.0% of the equity of certain subsidiary holding companies (including Stratos US Holdings), which, in turn, own equity interests in multiple operating companies that form a network of over 350 affiliated financial advisors in the U.S. and Mexico. The transaction was designed to be completed by SEI-Eclipse in two stages. The first stage is the acquisition of all of the outstanding equity of Stratos US Holdings, which directly owns equity interests in the U.S.-based Stratos operating entities. The second stage is an option to acquire all of the outstanding equity of the Stratos subsidiary holding company (Stratos NSC Holdings) that directly owns a controlling interest in NSC Asesores, S.C., the Mexico-based operating entity (NSC Asesores). The due diligence process regarding Stratos NSC Holdings and NSC Asesores is still ongoing.
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
The Company accounted for the Stratos Acquisition as a business combination using the acquisition method of accounting in accordance with ASC 805, Business Combinations. The purchase price has been preliminarily allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed, based upon their estimated fair values, with the exception of the following: (1) deferred income tax assets acquired and liabilities assumed are recognized and measured in accordance with ASC 740, Income Taxes; (2) contract assets and liabilities are measured and recognized in accordance with ASC 606, Revenue from Contracts with Customers; and (3) certain lease related assets and liabilities which are measured and recognized in accordance with ASC 842, Leases. In addition, the redeemable non-controlling interest was recorded at fair value under ASC 805.
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
The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the six months ended June 30, 2026 and 2025 as if the Stratos Acquisition had occurred as of January 1, 2025, after giving effect to certain purchase accounting adjustments. These amounts are based on financial information of the Stratos business and are not necessarily indicative of what the Company’s operating results would have been had the Stratos Acquisition taken place on January 1, 2025:

	Six Months Ended June 30,
	2026	2025
Revenues	$1,263,800	$1,124,913
Net income attributable to SEI Investments Company	370,517	369,758
The unaudited pro forma consolidated financial information includes certain nonrecurring adjustments directly attributable to the Stratos Acquisition. These adjustments primarily relate to transaction‑related costs and were immaterial.
Acquisition of Equity Method Investments (EMI Entities)
SWE used cash funded from the deposit account to purchase 100% interest of nine entities and a majority interest in two additional entities (collectively, “the EMI Entities”) through the exercise of its contractual rights noted above. The closing date on the additional interest acquired occurred at various dates during the first quarter of 2026. The following table summarizes the preliminary estimated purchase consideration for the EMI Entities as of the various closing dates during the first quarter of 2026:

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

The following table summarizes the preliminary estimated fair values of the assets acquired, liabilities assumed, and non-controlling interest for the EMI Entities as of the various closing dates:

Estimated Fair Value
Cash and cash equivalents	$1,595
Other current assets	23
Property and equipment, net	16
Operating lease right-of-use asset	654
Goodwill, net	33,665
Identifiable intangible assets	120,936
Lease liabilities	(654)
Other liabilities	(1,378)
Total net assets acquired	$154,857
Non-controlling interest	(24,397)
$130,460
The excess of the purchase price and the fair value of the non-controlling interest over the tangible and intangible assets acquired and liabilities assumed has been recorded as goodwill. The Company has assigned the provisional goodwill to its Investment Advisors reportable segment. The resulting goodwill is primarily due to the perceived growth potential of the acquired business, plus the fair value of the assembled workforce. Any goodwill generated for income tax purposes from the acquisition is fully deductible.
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
The Company has identified the following significant intangible assets acquired: trade names, unpatented technology, client relationships, and non-compete agreements. The following table summarizes the preliminary fair value of the significant identifiable intangible assets:

	Estimated Fair Value	Estimated Useful Life
Trade names	$1,254	3 years
Unpatented technology	758	1 year
Client relationships	115,782	18 years
Non-compete agreements	3,142	6 years
Total identifiable intangible assets	$120,936
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

Note 13 – Goodwill and Intangible Assets
The changes in the carrying amount of the Company's goodwill by segment are as follows:

	Investment Managers	Investment Advisors	Institutional Investors	Investments in New Businesses	Total

Balance, December 31, 2025	$55,247	$218,571	$62,712	$18,459	$354,989
Acquisitions	—	34,679	—	—	34,679
Foreign currency translation adjustments	(19)	—	(229)	—	(248)
Balance, June 30, 2026	$55,228	$253,250	$62,483	$18,459	$389,420
The Company recognized $19,132 and $6,606 of amortization expense related to acquired intangible assets during the six months ended June 30, 2026 and 2025, respectively.

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
Disaggregation of Revenue
The following tables provide additional information pertaining to the Company's revenues disaggregated by major product line and primary geographic market based on the location of the use of the products or services for each of the business segments for the three months ended June 30, 2026 and 2025:

	Investment Managers	Private Banks	Investment Advisors	Institutional Investors	Investments In New Businesses	Total
Major Product Lines:	For the Three Months Ended June 30, 2026
Investment management fees from pooled investment products	$213	$37,058	$59,967	$14,130	$452	$111,820
Investment management fees from investment management agreements	—	1,002	73,799	51,273	5,556	131,630
Investment operations fees	215,536	632	34,298	20	2	250,488
Investment processing fees - PaaS	1,436	86,550	1,735	222	11	89,954
Investment processing fees - SaaS	—	22,981	1,056	1,693	574	26,304
Professional services fees	2,124	7,996	—	—	—	10,120
Account fees and other	8,370	660	7,042	2,364	2,865	21,301
Total revenues	$227,679	$156,879	$177,897	$69,702	$9,460	$641,617

Primary Geographic Markets:
United States	$199,061	$102,348	$177,897	$57,799	$8,386	$545,491
United Kingdom	2	36,313	—	6,935	1,074	44,324
Canada	—	12,227	—	1,553	—	13,780
Ireland	17,087	5,991	—	3,415	—	26,493
Luxembourg	11,529	—	—	—	—	11,529
Total revenues	$227,679	$156,879	$177,897	$69,702	$9,460	$641,617

	Investment Managers	Private Banks	Investment Advisors	Institutional Investors	Investments In New Businesses	Total
Major Product Lines:	For the Three Months Ended June 30, 2025
Investment management fees from pooled investment products	$114	$32,553	$54,075	$11,946	$393	$99,081
Investment management fees from investment management agreements	—	961	53,914	52,513	5,000	112,388
Investment operations fees	184,876	620	20,720	16	851	207,083
Investment processing fees - PaaS	1,329	78,925	1,496	585	10	82,345
Investment processing fees - SaaS	—	21,851	1,411	1,899	6,441	31,602
Professional services fees	1,116	5,874	—	—	628	7,618
Account fees and other	7,632	665	5,577	2,384	3,226	19,484
Total revenues	$195,067	$141,449	$137,193	$69,343	$16,549	$559,601

Primary Geographic Markets:
United States	$172,091	$93,273	$137,193	$58,165	$16,299	$477,021
United Kingdom	154	32,643	—	7,812	250	40,859
Canada	—	10,343	—	1,529	—	11,872
Ireland	14,341	5,190	—	1,837	—	21,368
Luxembourg	8,481	—	—	—	—	8,481
Total revenues	$195,067	$141,449	$137,193	$69,343	$16,549	$559,601

The following tables provide additional information pertaining to the Company's revenues disaggregated by major product line and primary geographic market based on the location of the use of the products or services for each of the Company’s business segments for the six months ended June 30, 2026 and 2025:

	Investment Managers	Private Banks	Investment Advisors	Institutional Investors	Investments In New Businesses	Total
Major Product Lines:	For the Six Months Ended June 30, 2026
Investment management fees from pooled investment products	$456	$72,397	$118,203	$27,510	$905	$219,471
Investment management fees from investment management agreements	—	1,940	141,053	103,191	10,998	257,182
Investment operations fees	424,597	1,257	68,619	40	13	494,526
Investment processing fees - PaaS	2,881	171,048	3,451	825	22	178,227
Investment processing fees - SaaS	—	45,388	2,156	3,502	730	51,776
Professional services fees	4,264	15,771	—	—	—	20,035
Account fees and other	16,198	1,340	14,110	6,150	4,785	42,583
Total revenues	$448,396	$309,141	$347,592	$141,218	$17,453	$1,263,800

Primary Geographic Markets:
United States	$392,956	$202,994	$347,592	$116,138	$15,713	$1,075,393
United Kingdom	57	70,962	—	15,501	1,740	88,260
Canada	—	23,904	—	3,075	—	26,979
Ireland	33,607	11,281	—	6,504	—	51,392
Luxembourg	21,776	—	—	—	—	21,776
Total revenues	$448,396	$309,141	$347,592	$141,218	$17,453	$1,263,800

	Investment Managers	Private Banks	Investment Advisors	Institutional Investors	Investments In New Businesses	Total
Major Product Lines:	For the Six Months Ended June 30, 2025
Investment management fees from pooled investment products	$222	$63,295	$109,179	$23,522	$796	$197,014
Investment management fees from investment management agreements	—	2,020	105,991	104,750	9,783	222,544
Investment operations fees	365,233	1,242	41,557	27	1,984	410,043
Investment processing fees - PaaS	2,616	154,780	2,860	1,208	19	161,483
Investment processing fees - SaaS	—	43,666	2,793	3,736	12,265	62,460
Professional services fees	2,825	12,788	—	—	1,614	17,227
Account fees and other	16,219	1,372	11,389	4,606	6,588	40,174
Total revenues	$387,115	$279,163	$273,769	$137,849	$33,049	$1,110,945

Primary Geographic Markets:
United States	$342,127	$186,404	$273,769	$115,174	$32,229	$949,703
United Kingdom	154	62,409	—	15,811	820	79,194
Canada	—	20,326	—	2,943	—	23,269
Ireland	28,400	10,024	—	3,921	—	42,345
Luxembourg	16,434	—	—	—	—	16,434
Total revenues	$387,115	$279,163	$273,769	$137,849	$33,049	$1,110,945
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
The Company recognized unrealized gains of $6,885 during the six months ended June 30, 2026 from the change in fair value of the seed capital investment in the LSV GEMNF. These gains are included in Net gain from consolidated variable interest entities on the accompanying Consolidated Statement of Operations.
The assets and liabilities of the LSV GEMNF presented on the accompanying Consolidated Balance Sheets consist of:

Assets of Consolidated Variable Interest Entities	June 30, 2026	December 31, 2025
Cash and cash equivalents	$76,837	$70,791
Equity securities	130,072	113,119
Other assets	46	84
Total	$206,955	$183,994

Liabilities of Consolidated Variable Interest Entities	June 30, 2026	December 31, 2025
Accrued expenses	$29	$28
Securities sold short	121,036	108,243
Due to broker for securities purchased	235	233
Total	$121,300	$108,504
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

Overview
Consolidated Summary
SEI Investments Company is a leading global provider of financial technology, operations, and asset management services within the financial services industry. Investment processing fees are earned as either monthly fees for contracted services or as a percentage of the market value of our clients' assets processed on our platforms. Investment operations and investment management fees are earned as a percentage of assets under management, administration or advised assets. As of June 30, 2026, through our subsidiaries and partnerships in which we have a significant interest, we manage, advise or administer $2.1 trillion in hedge, private equity, mutual fund and pooled or separately managed assets.
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025 were:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2026	2025		2026	2025
Revenues	$641,617	$559,601	15%	$1,263,800	$1,110,945	14%
Expenses	444,601	410,966	8%	877,298	805,213	9%
Income from operations	197,016	148,635	33%	386,502	305,732	26%
Net gain from investments	3,550	1,759	102%	3,181	2,252	41%
Interest income, net of interest expense	6,450	9,191	(30)%	13,139	19,227	(32)%
Gain on sale of business	—	94,412	NM	—	94,412	NM
Other income	—	4,500	NM	450	4,500	NM
Equity in earnings of unconsolidated affiliates	38,694	33,640	15%	71,170	62,387	14%
Net gain from consolidated variable interest entities	7,475	—	NM	9,554	—	NM
Income before income taxes	253,185	292,137	(13)%	483,996	488,510	(1)%
Income taxes	53,645	65,054	(18)%	107,669	109,910	(2)%
Net income	199,540	227,083	(12)%	376,327	378,600	(1)%
Less: Net income attributable to non-controlling interests	3,882	—	NM	6,182	—	NM
Net income attributable to SEI Investments Company	$195,658	$227,083	(14)%	$370,145	$378,600	(2)%
Diluted earnings per common share	$1.59	$1.78	(11)%	$2.99	$2.95	1%
The following items had a significant impact on our financial results for the three and six months ended June 30, 2026 and 2025:
•Revenue from Assets under management, administration, and distribution fees increased in the first six months of 2026 primarily from higher assets under administration due to cross sales to existing alternative investment clients of the Investment Managers segment as well as new sales within the segment. Average assets under administration increased $212.7 billion, or 19%, to $1.3 trillion during the first six months of 2026, as compared to $1.1 trillion during the first six months of 2025.
•Revenue from Assets under management, administration, and distribution fees also increased from market appreciation and positive cash flows into separately managed account programs and Strategist programs of the Investment Advisors segment. This was partially offset by negative cash flows and lower fee structures from SEI fund programs and fee reductions in separately managed account programs. Revenue growth was also partially offset by client losses in the Institutional Investors segment. Average assets under management in equity and fixed income programs, excluding LSV, increased $26.7 billion, or 15%, to $209.8 billion in the first six months of 2026 as compared to $183.1 billion during the first six months of 2025.

•Revenues from our strategic acquisition of Stratos in the first six months of 2026 were $40.1 million.
•Revenue from Information processing and software servicing fees increased in the first six months of 2026 primarily from new client conversions and growth from existing SEI Wealth PlatformSM (SWP) clients.
•Earnings from LSV increased to $70.4 million in the first six months of 2026 as compared to $62.4 million in the first six months of 2025 due to market appreciation of assets under management and increased performance fees. Negative cash flows from existing clients and client losses partially offset the increase in earnings from LSV.
•Operating expenses increased primarily from compensation, benefits and other personnel costs and higher direct costs reflected in subadvisory, distribution and other asset management costs. The increase in personnel costs was largely attributable to business growth, primarily in the Investment Managers segment. This increase was partially offset by lower costs for consulting and outsourced vendor costs supporting operations in the Investment Managers and Private Banks segments.
•Operating expenses also increased due to the Stratos acquisition in December 2025. The incremental expenses primarily consisted of personnel costs and amortization of acquired intangible assets.
•Capitalized software development costs were $11.1 million in the first six months of 2026, of which $7.5 million was for continued enhancements to SWP. Capitalized software development costs also include $3.7 million of software development costs in the first six months of 2026 for SEI Scope, a new platform for the Investment Managers segment placed into service during the third quarter 2025.
•Amortization expense of capitalized software development costs related to SWP was $15.2 million in the first six months of 2026 as compared to $14.3 million in the first six months of 2025. Amortization expense related to the SEI Scope platform was $3.0 million in the first six months of 2026.
•SEI repurchased 3.8 million shares of its common stock for $320.7 million in the first six months of 2026.

Stratos Wealth Holdings
In December 2025, we completed the first stage of our strategic investment in the Stratos business (Stratos), a network of affiliated companies focused on supporting the success of financial advisors. During the first six months of 2026, we completed the purchases of 100% interest of nine entities and a majority interest in two additional entities. These purchases were funded by a cash deposit made in December 2025 and the issuance of promissory notes. Stratos contributed $40.1 million to revenue and $6.1 million to operating profit, which includes $12.8 million of expense associated with acquired intangible amortization, before considering non-controlling interest (See Note 12 to the Notes to Consolidated Financial Statements).

Ending Asset Balances
(In millions)

	As of June 30,		Percent Change
	2026	2025
Investment Managers:
Collective trust fund programs (A)	$265,265	$225,690	18%
Liquidity funds	464	307	51%
Total assets under management	$265,729	$225,997	18%
Client assets under administration	1,351,307	1,128,325	20%
Total assets	$1,617,036	$1,354,322	19%
Private Banks:
Equity and fixed-income programs	$32,520	$27,839	17%
Collective trust fund programs	4	3	33%
Liquidity funds	1,709	2,796	(39)%
Total assets under management	$34,233	$30,638	12%
Client assets under administration	9,405	8,431	12%
Total assets	$43,638	$39,069	12%
Investment Advisors:
Equity and fixed-income programs	$94,390	$80,618	17%
Liquidity funds	3,391	3,457	(2)%
Total Platform assets under management	$97,781	$84,075	16%
Platform-only assets	38,308	29,848	28%
Platform-only assets-deposit program	2,358	2,155	9%
Total Platform assets	$138,447	$116,078	19%
Institutional Investors:
Equity and fixed-income programs	$86,690	$80,112	8%
Liquidity funds	1,559	1,768	(12)%
Total assets under management	$88,249	$81,880	8%
Client assets under advisement	3,790	6,090	(38)%
Total assets	$92,039	$87,970	5%
Investments in New Businesses:
Equity and fixed-income programs	$3,351	$2,867	17%
Liquidity funds	236	244	(3)%
Total assets under management	$3,587	$3,111	15%
Client assets under advisement	2,506	2,593	(3)%
Total assets	$6,093	$5,704	7%
LSV:
Equity and fixed-income programs (B)	$117,146	$91,795	28%

Stratos (E)	$41,889	$—	NM

Total:
Equity and fixed-income programs (C)	$334,097	$283,231	18%
Collective trust fund programs	265,269	225,693	18%
Liquidity funds	7,359	8,572	(14)%
Total assets under management	$606,725	$517,496	17%
Client assets under advisement	6,296	8,683	(27)%
Client assets under administration (D)	1,360,712	1,136,756	20%
Platform-only assets	40,666	32,003	27%
Stratos	41,889	—	NM
Total assets	$2,056,288	$1,694,938	21%
(A)    Collective trust fund program assets are included in assets under management since SEI is the trustee. Fees earned on this product are less than fees earned on customized asset management programs.
(B)    Equity and fixed-income programs include $1.5 billion of assets managed by LSV in which fees are based solely on performance and are not calculated as an asset-based fee (as of June 30, 2026).
(C)    Equity and fixed-income programs include $8.9 billion of assets invested in various asset allocation funds at June 30, 2026.
(D)    In addition to the assets presented, SEI also administers an additional $14.3 billion in Funds of Funds assets on which SEI does not earn an administration fee (as of June 30, 2026).
(E)    Stratos is a network of affiliated companies that provides financial services to $41.9 billion in client assets across business models and affiliation structures (as of June 30, 2026).

Average Asset Balances
(In millions)

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2026	2025		2026	2025
Investment Managers:
Collective trust fund programs (A)	$259,655	$215,085	21%	$254,253	$211,903	20%
Liquidity funds	506	288	76%	536	272	97%
Total assets under management	$260,161	$215,373	21%	$254,789	$212,175	20%
Client assets under administration	1,332,630	1,098,925	21%	1,306,606	1,080,104	21%
Total assets	$1,592,791	$1,314,298	21%	$1,561,395	$1,292,279	21%
Private Banks:
Equity and fixed-income programs	$32,005	$26,533	21%	$31,351	$26,214	20%
Collective trust fund programs	4	3	33%	4	4	—%
Liquidity funds	1,717	2,771	(38)%	1,934	2,866	(33)%
Total assets under management	$33,726	$29,307	15%	$33,289	$29,084	14%
Client assets under administration	9,455	8,266	14%	9,369	8,377	12%
Total assets	$43,181	$37,573	15%	$42,658	$37,461	14%
Investment Advisors:
Equity and fixed-income programs	$92,424	$76,629	21%	$90,414	$76,958	17%
Liquidity funds	3,338	3,464	(4)%	3,428	3,292	4%
Total Platform assets under management	$95,762	$80,093	20%	$93,842	$80,250	17%
Platform-only assets	36,768	27,288	35%	35,627	26,614	34%
Platform-only assets-deposit program	2,273	2,152	6%	2,291	2,170	6%
Total Platform assets	$134,803	$109,533	23%	$131,760	$109,034	21%
Institutional Investors:
Equity and fixed-income programs	$85,302	$77,843	10%	$84,848	$77,169	10%
Liquidity funds	1,702	1,853	(8)%	1,822	1,754	4%
Total assets under management	$87,004	$79,696	9%	$86,670	$78,923	10%
Client assets under advisement	3,703	5,841	(37)%	3,680	5,791	(36)%
Total assets	$90,707	$85,537	6%	$90,350	$84,714	7%
Investments in New Businesses:
Equity and fixed-income programs	$3,260	$2,732	19%	$3,183	$2,767	15%
Liquidity funds	258	244	6%	289	259	12%
Total assets under management	$3,518	$2,976	18%	$3,472	$3,026	15%
Client assets under administration (E)	—	14,917	(100)%	—	14,774	(100)%
Client assets under advisement	2,425	2,329	4%	2,380	2,267	5%
Total assets	$5,943	$20,222	(71)%	$5,852	$20,067	(71)%
LSV:
Equity and fixed-income programs (B)	$115,862	$89,422	30%	$110,241	$88,606	24%

Stratos (F)	$40,559	$—	NM	$39,938	$—	NM

Total:
Equity and fixed-income programs (C)	$328,853	$273,159	20%	$320,037	$271,714	18%
Collective trust fund programs	259,659	215,088	21%	254,257	211,907	20%
Liquidity funds	7,521	8,620	(13)%	8,009	8,443	(5)%
Total assets under management	$596,033	$496,867	20%	$582,303	$492,064	18%
Client assets under advisement	6,128	8,170	(25)%	6,060	8,058	(25)%
Client assets under administration (D)	1,342,085	1,122,108	20%	1,315,975	1,103,255	19%
Platform-only assets	39,041	29,440	33%	37,918	28,784	32%
Stratos	40,559	—	NM	39,938	—	NM
Total assets	$2,023,846	$1,656,585	22%	$1,982,194	$1,632,161	21%
(A)    Collective trust fund program average assets are included in assets under management since SEI is the trustee. Fees earned on this product are less than fees earned on customized asset management programs.
(B)    Equity and fixed-income programs include assets managed by LSV in which fees are based solely on performance and are not calculated as an asset-based fee. The average value of these assets for the three months ended June 30, 2026 was $1.4 billion.
(C)    Equity and fixed-income programs include $8.6 billion of average assets invested in various asset allocation funds for the three months ended June 30, 2026.
(D)    In addition to the assets presented, SEI also administers an additional $13.8 billion of average assets in Funds of Funds assets for the three months ended June 30, 2026 on which SEI does not earn an administration fee.
(E)    Client assets under administration related to the Family Office Services business divested on June 30, 2025.
(F)    Stratos is a network of affiliated companies that provides financial services to $40.6 billion in average client assets across business models and affiliation structures during the three months ended June 30, 2026.
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

Business Segments
Revenues, Expenses and Operating Profit (Loss) for our business segments for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 were as follows:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2026	2025		2026	2025
Investment Managers:
Revenues	$227,679	$195,067	17%	$448,396	$387,115	16%
Expenses	136,078	121,636	12%	269,917	238,847	13%
Operating Profit	$91,601	$73,431	25%	$178,479	$148,268	20%
Operating Margin	40%	38%		40%	38%
Private Banks:
Revenues	$156,879	$141,449	11%	$309,141	$279,163	11%
Expenses	125,220	118,724	5%	245,251	233,473	5%
Operating Profit	$31,659	$22,725	39%	$63,890	$45,690	40%
Operating Margin	20%	16%		21%	16%
Investment Advisors:
Revenues	$177,897	$137,193	30%	$347,592	$273,769	27%
Expenses	101,866	75,801	34%	198,223	148,256	34%
Non-controlling interest and other, net	1,361	—	NM	2,698	—	NM
Operating Profit	$74,670	$61,392	22%	$146,671	$125,513	17%
Operating Margin	42%	45%		42%	46%
Institutional Investors:
Revenues	$69,702	$69,343	1%	$141,218	$137,849	2%
Expenses	36,826	35,857	3%	73,963	71,727	3%
Operating Profit	$32,876	$33,486	(2)%	$67,255	$66,122	2%
Operating Margin	47%	48%		48%	48%
Investments in New Businesses:
Revenues	$9,460	$16,549	(43)%	$17,453	$33,049	(47)%
Expenses	10,039	18,430	(46)%	19,232	36,926	(48)%
Operating Loss	$(579)	$(1,881)	(69)%	$(1,779)	$(3,877)	(54)%
For additional information pertaining to our business segments, see Note 9 to the Consolidated Financial Statements.

Investment Managers
Revenues increased $32.6 million, or 17%, in the three month period and increased $61.3 million, or 16%, in the six month period ended June 30, 2026 and were primarily affected by:
•Increased administration fees from additional services provided to our largest alternative fund clients; and
•Positive cash flows into alternative and traditional funds from new and existing clients; partially offset by
•Client losses and fund closures.
Operating margin increased to 40% compared to 38% in the three and six month periods. Operating income increased $18.2 million, or 25%, in the three month period and increased $30.2 million, or 20%, in the six month period and was primarily affected by:
•An increase in revenues as mentioned above; partially offset by
•Increased costs associated with new business, primarily personnel costs, technology and third-party vendor costs; and
•Costs to enhance, support and maintain technologies and investment service capabilities.
Private Banks

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2026	2025		2026	2025
Revenues:
Information processing and software servicing fees	$118,161	$107,225	10%	$233,504	$212,424	10%
Asset management, administration & distribution fees	38,718	34,224	13%	75,637	66,739	13%
Total revenues	$156,879	$141,449	11%	$309,141	$279,163	11%
Revenues increased $15.4 million, or 11%, in the three month period and increased $30.0 million, or 11%, in the six month period ended June 30, 2026 and were primarily affected by:
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
Operating margins increased to 20% compared to 16% in the three month period and increased to 21% compared to 16% in the six month period. Operating income increased $8.9 million, or 39%, in the three month period and increased $18.2 million, or 40%, in the six month period and was primarily affected by:
•An increase in revenues as mentioned above; partially offset by
•Increased costs, mainly personnel, technology and third-party vendor costs supporting operations.
Investment Advisors

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2026	2025		2026	2025
Revenues:
Investment management fees-SEI fund programs	$59,967	$54,075	11%	$118,203	$109,179	8%
Separately managed account fees	73,799	53,914	37%	141,053	105,991	33%
Other fees	44,131	29,204	51%	88,336	58,599	51%
Total revenues	$177,897	$137,193	30%	$347,592	$273,769	27%
Revenues increased $40.7 million, or 30%, in the three month period and increased $73.8 million, or 27%, in the six month period ended June 30, 2026 and were primarily affected by:
•Increased fees from separately managed account programs and Strategist programs due to growth from new and existing clients and market appreciation; and
•Revenues from Stratos acquisition of $40.1 million; partially offset by

•Decreased investment management fees from SEI fund programs resulting from the continued shift out of SEI fund programs into separately managed accounts and other investment products; and
•Lower fee structures in SEI fund programs and fee reductions in our separately managed account programs.
Operating margin decreased to 42% compared to 45% in the three month period and decreased to 42% compared to 46% in the six month period. Operating income increased $13.3 million, or 22%, in the three month period and increased $21.2 million, or 17%, in the six month period and was primarily affected by:
•An increase in revenues as mentioned above; partially offset by
•Increased amortization expense from intangible assets related to the Stratos acquisition;
•Increased direct expenses associated with the increase in separately managed account fees; and
•Increased personnel costs from business growth.
Institutional Investors
Revenues increased $359 thousand, or 1%, in the three month period and increased $3.4 million, or 2%, in the six month period ended June 30, 2026 and were primarily affected by:
•Increased investment management fees from existing clients due to higher assets under management due to market appreciation; and
•Increased fees from new and existing Outsourced Chief Investment Officer (OCIO) platform clients; partially offset by
•Decreased investment management fees from client losses.
Operating margin decreased to 47% compared to 48% in the three month period and remained at 48% in the six month period. Operating income decreased $610 thousand, or 2%, in the three month period and increased $1.1 million, or 2%, in the six month period and was primarily affected by:
•An increase in revenues as mentioned above; and
•Decreased personnel costs; partially offset by
•Increased direct expenses associated with investment management fees.
Investments in New Businesses

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2026	2025		2026	2025
Revenues:
SEI Private Wealth Management	$6,085	$5,423	12%	$12,055	$10,672	13%
SEI Family Office Services	—	8,912	(100)%	—	18,002	(100)%
Other	3,375	2,214	52%	5,398	4,375	23%
Total revenues	$9,460	$16,549	(43)%	$17,453	$33,049	(47)%
Revenues decreased $7.1 million, or 43%, in the three month period and decreased $15.6 million, or 47%, in the six month period ended June 30, 2026 and were primarily affected by:
•The divestiture of the SEI Family Office Services business in June 2025; partially offset by
•Increased revenues from SEI Private Wealth Management through higher assets under advisement due to market appreciation and new business.
Other
Corporate overhead expenses
Corporate overhead expenses primarily consist of general and administrative expenses and other costs not directly attributable to a reportable business segment. Corporate overhead expenses were $34.6 million and $40.5 million in the three months ended June 30, 2026 and 2025, respectively, and $70.7 million and $76.0 million in the six months ended June 30, 2026 and 2025, respectively.

Other income and expense
Other income and expense items on the accompanying Consolidated Statements of Operations consist of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net gain from investments	$3,550	$1,759	$3,181	$2,252
Interest and dividend income	7,012	9,283	14,174	19,504
Interest expense	(562)	(92)	(1,035)	(277)
Gain on sale of business	—	94,412	—	94,412
Other income	—	4,500	450	4,500
Equity in earnings of unconsolidated affiliates	38,694	33,640	71,170	62,387
Net gain from consolidated variable interest entities	7,475	—	9,554	—
Total other income and expense items, net	$56,169	$143,502	$97,494	$182,778
Net gain from investments
Net gain from investments in the three and six months ended June 30, 2026 was primarily due to unrealized mark-to-market gains recorded in current earnings associated with Company-sponsored investment funds and other investments from market appreciation in 2026 (See Notes 2 and 5 to the Consolidated Financial Statements).
Interest and dividend income
Interest and dividend income is earned based upon the amount of cash that is invested daily. The decrease in interest and dividend income in the three and six months ended June 30, 2026 was due to lower invested cash balances and, to a lesser extent, an overall decline in interest rates.
Equity in earnings of unconsolidated affiliates
Equity in earnings of unconsolidated affiliates primarily includes the earnings from our ownership interest in LSV. The table below presents the revenues and net income of LSV and the proportionate share in LSV's earnings.

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2026	2025		2026	2025
Revenues of LSV	$140,854	$114,215	23%	$256,308	$214,143	20%
Net income of LSV	99,502	87,311	14%	182,799	161,825	13%

SEI's proportionate share in earnings of LSV	$38,264	$33,640	14%	$70,356	$62,387	13%
The increase in earnings from LSV in the three and six months ended June 30, 2026 was primarily due to market appreciation of assets under management. An increase in performance fees in the second quarter 2026 also positively impacted our earnings from LSV. Negative cash flows from existing clients and client losses partially offset the increase in earnings. Average assets under management by LSV increased $21.6 billion to $110.2 billion during the six months ended June 30, 2026 as compared to $88.6 billion during the six months ended June 30, 2025, an increase of 24%.
Our total partnership interest in LSV was approximately 38.4% as of June 30, 2026 (See Note 2 to the Consolidated Financial Statements).

Net gain from consolidated variable interest entities
Net gain from consolidated variable interest entities in the three and six months ended June 30, 2026 reflects the total net gains of the LSV Global Market Neutral Fund LP consolidated into our financial statements. The portion of this gain associated with our investment in the fund was $6.9 million during the six months ended June 30, 2026 (See Notes 1 and 15 to the Consolidated Financial Statements).

Amortization
Amortization expense on the accompanying Consolidated Statements of Operations consists of:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2026	2025		2026	2025
Capitalized software development costs	$9,117	$7,198	27%	$18,189	$14,395	26%
Intangible assets acquired through acquisitions and asset purchases	9,935	3,157	215%	19,132	6,606	190%
Other	$85	$94	(10)%	170	158	8%
Total amortization expense	$19,137	$10,449	83%	$37,491	$21,159	77%
Capitalized software development costs
The increase in amortization expense related to capitalized software development costs during the three and six months ended June 30, 2026 was due to significant enhancements to SWP and the placement into service of SEI Scope during the third quarter 2025 (See Note 1 to the Consolidated Financial Statements).
Intangible assets acquired through acquisitions and asset purchases
The increase in amortization expense related to intangible assets during the three and six months ended June 30, 2026 was due to intangible assets related to the Stratos acquisition (See Note 12 to the Consolidated Financial Statements).
Income Taxes

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2026	2025		2026	2025
Provision for income taxes	$53,645	$65,054	(18)%	$107,669	$109,910	(2)%

Effective income tax rate	21.2%	22.3%		22.3%	22.5%
The decrease in the effective tax rate for the three and six months ended June 30, 2026 was primarily due to higher excess tax benefits recognized on employee stock option exercises and the favorable impact of purchased energy tax credits, both of which reduced the Company's income tax expense.
Stock-Based Compensation
We recognized $30.8 million and $28.0 million in stock-based compensation expense during the six months ended June 30, 2026 and 2025, respectively. The amount of stock-based compensation expense recognized is primarily based upon management's estimate of when the financial vesting targets of outstanding stock options may be achieved. Any change in the estimate could result in the amount of stock-based compensation expense to be accelerated, spread out over a longer period, or reversed. This may cause volatility in the recognition of stock-based compensation expense in future periods and could materially affect earnings (See Note 7 to the Consolidated Financial Statements).
We expect to recognize approximately $32.4 million in stock-based compensation expense during the remainder of 2026.
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
The following schedules reconcile U.S. GAAP Net income attributable to SEI Investments Company and Income from operations on the accompanying Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income attributable to SEI Investments Company (U.S. GAAP basis)	$195,658	$227,083	$370,145	$378,600
Non-GAAP adjustments:
Acquisition-related:
Third party costs(1)	—	820	—	820
Intangible assets amortization & impairments(2)	7,057	3,157	13,691	6,606
Total acquisition-related	7,057	3,977	13,691	7,426
Gain on sale of asset/business(3)	—	(94,412)	—	(94,412)
Litigation settlements and insurance proceeds(4)	3,808	(4,500)	3,808	(4,500)
Income tax effect(5)	(2,338)	21,142	(3,891)	20,354
Adjusted net income attributable to SEI Investments Company (non-GAAP basis)	$204,185	$153,290	$383,753	$307,468

Diluted earnings per common share (U.S. GAAP basis)	$1.59	$1.78	$2.99	$2.95
Adjusted diluted earnings per common share (non-GAAP basis)	$1.66	$1.20	3.10	2.40
Diluted weighted average shares outstanding	123,334	127,278	123,914	128,364

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income from operations (U.S. GAAP Basis)	197,016	148,635	386,502	305,732
Non-GAAP adjustments:
Acquisition-related:
Third party costs(1)	—	820	—	820
Intangible assets amortization & impairments(2)	9,935	3,157	19,132	6,606
Total acquisition-related	9,935	3,977	19,132	7,426
Adjusted income from operations (non-GAAP Basis)	$206,951	$152,612	$405,634	$313,158
(1) This non-GAAP adjustment removes incremental and directly attributable costs incurred to execute acquisitions, such as third-party advisory, legal, accounting, valuation, and due diligence. For the three and six months ended June 30, 2025, this non-GAAP adjustment consisted of the legal costs, advisory fees, and due diligence fees in relation to the Stratos acquisition. Management believes adjusting for these charges helps the reader's ability to understand our core operating results and increases comparability quarter to quarter.
(2) This non-GAAP adjustment removes the impact of amortization expense associated with acquired intangible assets (e.g., customer relationships, technology, trade names). This non-GAAP adjustment removes only amortization recorded in the current period related to acquired intangibles from prior acquisitions. The non-GAAP adjustments in 2026 include the amortization of the acquired intangibles from the Stratos acquisition, which closed in December 2025. Management included the Stratos related amortization expense net of the 42.5% NCI adjustment for the adjusted EPS calculation. However, this adjustment is not inclusive of the NCI portion for adjusted income from operations. The associated revenues are not adjusted. Management believes adjusting for these charges helps the reader's ability to understand our core operating results and increases comparability quarter to quarter.
(3) This non-GAAP adjustment removes realized gains on the sale of assets owned or entities under our control, out of the normal course of business. For the three and six months ended June 30, 2025, the adjustment consisted of the realized gain from the sale of Family Office Services (FOS). Management believes adjusting for these gains helps the reader's ability to understand our core operating results and increases comparability quarter to quarter.
(4) This non-GAAP adjustment removes individually significant litigation settlements and insurance proceeds. For the three and six months ended June 30, 2025, this non-GAAP adjustment consisted of a $4.5M settlement related to a vendor matter. For the three and six months ended June 30, 2026, this non-GAAP adjustment was related to litigation settlements. Management included these transactions as non-GAAP adjustments since they were out of the normal course of business. Management believes adjusting for these items helps the reader's ability to understand our core operating results and increases comparability quarter to quarter.
(5) Income tax effects are presented as a separate reconciling item (not netted within each adjustment). For performance measures, the tax effect reflects current and deferred tax expense commensurate with the adjusted measure of profitability. The methodology used (e.g., statutory rate, effective rate, or discrete item approach) is consistently applied. All of the above items use a systematic approach.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2026	2025
Net cash provided by operating activities	$347,367	$243,005
Net cash provided by investing activities	16,863	65,268
Net cash used in financing activities	(356,918)	(419,220)
Effect of exchange rate changes on cash and cash equivalents	(5,406)	17,103
Net change in cash and cash equivalents and cash and cash equivalents held at consolidated variable interest entities	1,906	(93,844)
Cash, cash equivalents and cash and cash equivalents held at consolidated variable interest entities, beginning of period	470,595	840,193
Cash, cash equivalents and cash and cash equivalents held at consolidated variable interest entities, end of period	$472,501	$746,349
Our credit facility provides for borrowings up to $500.0 million and is scheduled to expire in August 2030 (See Note 6 to the Consolidated Financial Statements). As of July 10, 2026, we had outstanding letters of credit of $4.6 million which reduced the amount available under the credit facility. These letters of credit were primarily issued for the expansion of the corporate headquarters and are due to expire in 2026. As of July 10, 2026, the amount of the credit facility available for corporate purposes was $495.4 million.
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
The majority of excess cash reserves are primarily placed in accounts located in the United States that invest in commercial paper and SEI-sponsored money market mutual funds denominated in the U.S. dollar. We also utilize demand deposit accounts or money market accounts at several well-established financial institutions located in the United States. Accounts used to manage these excess cash reserves do not impose any restrictions or limitations that would prevent us from being able to access such cash amounts immediately. As of July 10, 2026, the amount of cash and cash equivalents considered free and immediately accessible for other general corporate purposes was $239.2 million.
Cash and cash equivalents include cash of $76.8 million held in accounts of the LSV Global Equity Market Neutral Fund, LP consolidated into our financial statements and may only be used to settle obligations of the fund (See Note 15 to the Consolidated Financial Statements).

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
Cash flows from operations increased $104.4 million in the first six months of 2026 compared to the first six months of 2025 primarily from the positive change in working capital accounts, increased distributions received from unconsolidated affiliates and non-cash adjustments.
Net cash from investing activities includes:
•Purchases, sales and maturities of marketable securities. Purchases, sales and maturities of marketable securities in the first six months of 2026 and 2025 were as follows:

	Six Months Ended June 30,
	2026	2025
Purchases	$(81,568)	$(85,681)
Sales and maturities	105,985	65,168
Net investing activities from marketable securities	$24,417	$(20,513)
See Note 5 to the Consolidated Financial Statements for more information related to marketable securities.
•The capitalization of costs incurred in developing computer software. We capitalized $11.1 million of software development costs in the first six months of 2026 as compared to $14.5 million in the first six months of 2025 related to significant enhancements for the expanded functionality of the SEI Wealth Platform and a new platform for the Investment Managers segment.
•Capital expenditures. Capital expenditures in the first six months of 2026 were $15.0 million as compared to $12.5 million in the first six months of 2025. Expenditures in 2026 and 2025 include capital outlays for purchased software and equipment for data center operations.
Net cash from financing activities includes:
•The repurchase of common stock. We had total capital outlays of $320.7 million during the first six months of 2026 and $383.3 million during the first six months of 2025 for the repurchase of common stock.
•Proceeds from the issuance of common stock. We received $90.5 million and $87.4 million in proceeds from the issuance of common stock during the first six months of 2026 and 2025, respectively, through our equity compensation plans. These proceeds were primarily from stock option exercise activity.
•Dividend payments. Cash dividends paid were $126.3 million in the first six months of 2026 as compared to $123.3 million in the first six months of 2025.
Cash Requirements
Cash requirements and liquidity needs are primarily funded through cash flow from operations and our capacity for additional borrowing. At June 30, 2026, unused sources of liquidity consisted of cash and cash equivalents and the amount available under our credit facility.
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
(b) Change in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(e)    Our Board of Directors has authorized the repurchase of up to $7.378 billion worth of our common stock through multiple authorizations through June 30, 2026. Currently, there is no expiration date for the common stock repurchase program.
Information regarding the repurchase of common stock during the three months ended June 30, 2026 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 2026	491,000	$81.53	491,000	$455,116,000
May 2026	330,000	90.85	330,000	425,116,000
June 2026	472,000	89.04	472,000	382,748,000
Total	1,293,000	$86.65	1,293,000
(1) Average price paid per share does not include excise tax on stock repurchases.

Item 5. Other Information.
During the three months ended June 30, 2026, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 (c) of Regulation S-K).

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

SEI INVESTMENTS COMPANY

Date:	July 27, 2026	By:	/s/ Sean J. Denham
Sean J. Denham
Chief Financial and Chief Operating Officer