Form 10-Q
period 2026-09-30
SEI INVESTMENTS CO
filed 2026-10-26
CIK 350894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q
________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, as of the close of business on October 20, 2026:

Common Stock, $0.01 par value	118,587,861

SEI INVESTMENTS COMPANY

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

Consolidated Balance Sheets	SEI Investments Company
(unaudited)	and Subsidiaries
(Dollars in thousands, except per-share data)

	September 30, 2026	December 31, 2025
Assets
Current Assets:
Cash and cash equivalents	$399,766	$399,804
Receivables from investment products	59,278	63,317
Receivables, net of allowance for doubtful accounts of $2,398 and $1,916	851,279	709,748
Securities owned	25,750	33,777
Other current assets	75,611	66,691
Total Current Assets	1,411,684	1,273,337
Property and Equipment, net of accumulated depreciation of $487,903 and $468,700	153,496	150,434
Operating Lease Right-of-Use Assets	30,186	26,447
Capitalized Software, net of accumulated amortization of $697,165 and $669,896	224,189	234,272
Investments	335,895	428,004
Assets of Consolidated Variable Interest Entities	223,785	183,994
Goodwill	392,205	354,989
Intangible Assets, net of accumulated amortization of $78,925 and $49,534	481,727	368,272
Deferred Contract Costs	58,954	53,345
Deferred Income Taxes	9,178	8,048
Deposits Related to Acquisitions	33,005	118,606
Other Assets, net	80,335	60,096
Total Assets	$3,434,639	$3,259,844
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	SEI Investments Company
(unaudited)	and Subsidiaries
(Dollars in thousands, except per-share data)

	September 30, 2026	December 31, 2025
Liabilities, Redeemable Non-controlling Interests and Equity
Current Liabilities:
Accounts payable	$13,905	$5,404
Accrued liabilities	284,920	359,823
Current portion of long-term debt	5,754	—
Current portion of long-term operating lease liabilities	9,124	8,677
Deferred revenue	13,648	13,307
Total Current Liabilities	327,351	387,211
Long-term Debt	30,951	—
Liabilities of Consolidated Variable Interest Entities	136,536	108,504
Deferred Income Taxes	14,206	16,842
Long-term Operating Lease Liabilities	23,474	19,885
Other Long-term Liabilities	24,823	23,626
Total Liabilities	557,341	556,068
Commitments and Contingencies
Redeemable Non-controlling Interests	323,105	243,959
Equity:
Shareholders' Equity:
Common stock, $0.01 par value, 750,000,000 shares authorized; 118,942,181 and 122,232,251 shares issued and outstanding	1,189	1,222
Capital in excess of par value	1,758,970	1,678,787
Retained earnings	785,633	792,280
Accumulated other comprehensive loss, net	(33,229)	(24,505)
Total SEI Shareholders' Equity	2,512,563	2,447,784
Non-controlling interests	41,630	12,033
Total Equity	2,554,193	2,459,817
Total Liabilities, Redeemable Non-controlling Interests and Equity	$3,434,639	$3,259,844
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations	SEI Investments Company
(unaudited)	and Subsidiaries
(Dollars in thousands, except per-share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Asset management, administration and distribution fees	$531,417	$461,964	$1,542,883	$1,331,650
Information processing and software servicing fees	130,626	116,547	382,960	357,806
Total revenues	662,043	578,511	1,925,843	1,689,456
Expenses:
Subadvisory, distribution and other asset management costs	61,194	55,072	177,920	152,313
Software royalties and other information processing costs	9,878	9,434	29,487	27,706
Compensation, benefits and other personnel	220,069	203,739	634,223	594,097
Stock-based compensation	16,000	13,956	46,809	41,985
Consulting, outsourcing and professional fees	58,394	54,401	169,066	167,344
Data processing and computer related	49,388	41,569	141,123	122,689
Facilities, supplies and other costs	22,318	20,982	64,093	61,481
Amortization	19,684	11,912	57,175	33,071
Depreciation	7,119	7,485	21,446	23,077
Total expenses	464,044	418,550	1,341,342	1,223,763
Income from operations	197,999	159,961	584,501	465,693
Net gain from investments	1,206	1,992	4,387	4,244
Interest and dividend income	6,866	10,207	21,040	29,711
Interest expense	(606)	(109)	(1,641)	(386)
Gain on sale of business	—	—	—	94,412
Other (expense) income	(32,500)	4,922	(32,050)	9,422
Equity in earnings of unconsolidated affiliates	39,819	31,903	110,989	94,290
Net gain from consolidated variable interest entities	1,809	1,845	11,363	1,845
Income before income taxes	214,593	210,721	698,589	699,231
Income taxes	43,346	46,135	151,015	156,045
Net income	171,247	164,586	547,574	543,186
Less: Net income attributable to non-controlling interests	2,989	382	9,171	382
Net income attributable to SEI Investments Company	$168,258	$164,204	$538,403	$542,804

Basic earnings per common share	$1.42	$1.33	$4.48	$4.35
Shares used to compute basic earnings per share	118,415	123,099	120,138	124,710
Diluted earnings per common share	$1.38	$1.30	$4.37	$4.25
Shares used to compute diluted earnings per share	122,012	126,325	123,280	127,684
Dividends declared per common share	$—	$—	$0.52	$0.49
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income	SEI Investments Company
(unaudited)	and Subsidiaries
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$171,247	$164,586	$547,574	$543,186
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	185	(3,855)	(3,309)	18,038
Unrealized (loss) gain on investments:
Unrealized (losses) gains during the period, net of income taxes of $1,078, $(276), $1,357 and $(1,410)	(3,572)	924	(4,505)	4,731
Reclassification adjustment for gains realized in net income, net of income taxes of $58, $18, $260 and $49	(226)	(64)	(910)	(172)
Total other comprehensive (loss) income, net of tax	(3,613)	(2,995)	(8,724)	22,597
Comprehensive income	$167,634	$161,591	$538,850	$565,783
Less: Comprehensive income attributable to the non-controlling interests	2,989	382	9,171	382
Comprehensive income attributable to SEI Investments Company	$164,645	$161,209	$529,679	$565,401
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Equity	SEI Investments Company
(unaudited)	and Subsidiaries
(Dollars in thousands, except per-share data)

	Shares of Common Stock	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
	For the Three Months Ended September 30, 2026
Balance, July 1, 2026	119,977	$1,200	$1,714,294	$813,820	$(29,616)	$36,174	$2,535,872
Net income	—	—	—	168,258	—	728	168,986
Other comprehensive loss	—	—	—	—	(3,613)	—	(3,613)
Purchase and retirement of common stock	(2,043)	(20)	(18,628)	(196,445)	—	—	(215,093)
Issuance of common stock under employee stock purchase plan	15	—	1,241	—	—	—	1,241
Issuance of common stock under share-based award plans	993	9	56,011	—	—	—	56,020
Stock-based compensation	—	—	16,000	—	—	—	16,000
Acquired non-controlling interest	—	—	—	—	—	5,190	5,190
Redemption value remeasurement	—	—	(9,948)	—	—	—	(9,948)
Capital distributions	—	—	—	—	—	(462)	(462)
Balance, September 30, 2026	118,942	$1,189	$1,758,970	$785,633	$(33,229)	$41,630	$2,554,193

	Shares of Common Stock	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
	For the Three Months Ended September 30, 2025
Balance, July 1, 2025	123,697	$1,236	$1,619,133	$739,453	$(21,383)	$—	$2,338,439
Net income	—	—	—	164,204	—	—	164,204
Other comprehensive loss	—	—	—	—	(2,995)	—	(2,995)
Purchase and retirement of common stock	(1,572)	(15)	(12,775)	(128,765)	—	—	(141,555)
Issuance of common stock under employee stock purchase plan	16	—	1,158	—	—	—	1,158
Issuance of common stock under share-based award plans	492	4	27,345	—	—	—	27,349
Stock-based compensation	—	1	13,956	—	—	—	13,957
Balance, September 30, 2025	122,633	$1,226	$1,648,817	$774,892	$(24,378)	$—	$2,400,557
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Equity	SEI Investments Company
(unaudited)	and Subsidiaries
(Dollars in thousands, except per-share data)

	Shares of Common Stock	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
	For the Nine Months Ended September 30, 2026
Balance, January 1, 2026	122,232	$1,222	$1,678,787	$792,280	$(24,505)	$12,033	$2,459,817
Net income	—	—	—	538,403	—	1,822	540,225
Other comprehensive loss	—	—	—	—	(8,724)	—	(8,724)
Purchase and retirement of common stock	(5,890)	(58)	(53,689)	(482,005)	—	—	(535,752)
Issuance of common stock under employee stock purchase plan	56	—	4,201	—	—	—	4,201
Issuance of common stock under share-based award plans	2,544	25	143,502	—	—	—	143,527
Stock-based compensation	—	—	46,809	—	—	—	46,809
Dividends declared ($0.52 per share)	—	—	—	(63,045)	—	—	(63,045)
Acquired non-controlling interest	—	—	—	—	—	29,587	29,587
Redemption value remeasurement	—	—	(60,640)	—	—	—	(60,640)
Capital distributions	—	—	—	—	—	(1,812)	(1,812)
Balance, September 30, 2026	118,942	$1,189	$1,758,970	$785,633	$(33,229)	$41,630	$2,554,193

	Shares of Common Stock	Common Stock	Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
	For the Nine Months Ended September 30, 2025
Balance, January 1, 2025	126,840	$1,268	$1,539,816	$758,003	$(46,975)	$—	$2,252,112
Net income	—	—	—	542,804	—	—	542,804
Other comprehensive income	—	—	—	—	22,597	—	22,597
Purchase and retirement of common stock	(6,235)	(62)	(50,657)	(464,437)	—	—	(515,156)
Issuance of common stock under employee stock purchase plan	55	—	3,912	—	—	—	3,912
Issuance of common stock under share-based award plans	1,973	19	111,957	—	—	—	111,976
Stock-based compensation	—	1	43,789	—	—	—	43,790
Dividends declared ($0.49 per share)	—	—	—	(61,478)	—	—	(61,478)
Balance, September 30, 2025	122,633	$1,226	$1,648,817	$774,892	$(24,378)	$—	$2,400,557
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	SEI Investments Company
(unaudited)	and Subsidiaries
(Dollars in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$547,574	$543,186
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,446	23,077
Amortization	57,175	33,071
Equity in earnings of unconsolidated affiliates	(110,989)	(94,290)
Distributions received from unconsolidated affiliates	121,734	104,768
Stock-based compensation	46,809	41,985
Provision for losses on receivables	(655)	765
Deferred income tax benefit	(2,150)	33,134
Net loss (gain) from investments	(4,387)	(4,244)
Net gain from business divestiture	—	(94,412)
Change in other long-term liabilities	947	2,711
Change in other assets	(10,117)	(6,029)
Contract costs capitalized, net of amortization	(5,609)	(3,653)
Contingent consideration fair value adjustments	—	(4,054)
Insurance rebates received for Health and Welfare Benefit Plan Trust	—	14,500
Insurance rebates transferred to Health and Welfare Benefit Plan Trust	—	(14,500)
Other	1,900	(898)
Change in current assets and liabilities:
Receivables from investment products	4,039	3,555
Receivables	(143,374)	(112,214)
Other current assets	(8,920)	(6,986)
Advances due from unconsolidated affiliate	54,269	51,738
Accounts payable	8,501	(5,210)
Accrued liabilities	(16,114)	(19,742)
Deferred revenue	341	560
Consolidated variable interest entities related:
Change from investment security transactions	12,380	(3,808)
Net gain from investments	(11,363)	(1,770)
Change in other assets and liabilities	1,890	24
Total adjustments	17,753	(61,922)
Net cash provided by operating activities	$565,327	$481,264
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	SEI Investments Company
(unaudited)	and Subsidiaries
(Dollars in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from investing activities:
Additions to property and equipment	(24,698)	(21,069)
Additions to capitalized software	(17,186)	(22,828)
Purchases of marketable securities	(152,089)	(123,708)
Prepayments and maturities of marketable securities	156,962	93,367
Purchases of interest in limited partnerships	—	(1,114)
Cash paid for acquisitions, net of cash acquired	(11,901)	—
Return of deposits on canceled acquisitions	17,594	—
Proceeds from fixed asset dispositions	—	3,293
Proceeds from business divestiture	—	116,020
Other investing activities	(769)	(3,464)
Net cash (used in) provided by investing activities	$(32,087)	$40,497
Cash flows from financing activities:
Purchase and retirement of common stock	(532,846)	(527,491)
Proceeds from issuance of common stock	147,728	115,888
Payment of dividends	(126,336)	(123,341)
Distributions to non-controlling interest holders	(1,812)	—
Consolidated variable interest entities related:
Non-controlling interest capital raised, net	757	18,470
Net cash used in financing activities	$(512,509)	$(516,474)
Effect of exchange rate changes on cash and cash equivalents	(6,103)	11,953
Net change in cash and cash equivalents and cash and cash equivalents held at consolidated variable interest entities	14,628	17,240
Cash, cash equivalents and cash and cash equivalents held at consolidated variable interest entities, beginning of period	470,595	840,193
Cash, cash equivalents and cash and cash equivalents held at consolidated variable interest entities, end of period	$485,223	$857,433

Non-cash investing activities:
Application of previously funded acquisition deposits toward purchase consideration	$62,257	$—

Reconciliation of Cash, cash equivalents and cash and cash equivalents held at consolidated variable interest entities to the Consolidated Balance Sheets:	September 30, 2026	December 31, 2025
Cash and cash equivalents	$399,766	$399,804
Cash and cash equivalents held at consolidated variable interest entities	85,457	70,791
Total cash and cash equivalents and cash and cash equivalents held at consolidated variable interest entities	$485,223	$470,595
The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements	SEI Investments Company
(all figures are in thousands except share and per-share data)	and Subsidiaries
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
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain financial information and accompanying note disclosure normally included in the Company’s Annual Report on Form 10-K have been condensed or omitted. The interim financial information is unaudited but reflects all adjustments which are, in the opinion of management, necessary for a fair statement of financial position of the Company as of September 30, 2026, the results of operations for the three and nine months ended September 30, 2026 and 2025, and cash flows for the nine months ended September 30, 2026 and 2025. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
There have been no significant changes in significant accounting policies during the nine months ended September 30, 2026 as compared to the significant accounting policies described in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
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
Redeemable Non-controlling Interests
Non-controlling interests that are redeemable outside the Company's control at fixed or determinable prices and dates are presented as temporary equity in the accompanying Consolidated Balance Sheets. Redeemable non-controlling interests are recorded at the greater of the redemption fair value or the carrying value of the non-controlling interest and adjusted each reporting period for income, loss and any distributions made. Remeasurements to the redemption value of the redeemable non-controlling interest are recognized in capital in excess of par value. As of December 31, 2025 and September 30, 2026, the Company has a redeemable non-controlling interest related to an acquisition (See Note 12).
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
Changes in the Company's redeemable non-controlling interests are as follows:

Redeemable Non-controlling Interests
Balance, December 31, 2025	$243,959
Increase from acquisition	10,400
Net income attributable to non-controlling interests	7,348
Capital contributions from non-controlling interests, net	758
Redemption value remeasurement	60,640
Balance, September 30, 2026	$323,105
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
The Company is a party to expense limitation agreements with certain SEI-sponsored money market funds subject to Rule 2a-7 of the Investment Company Act of 1940 which establish a maximum level of ordinary operating expenses incurred by the fund in any fiscal year including, but not limited to, fees of the administrator or its affiliates. Under the terms of these agreements, the Company waived $4,782 and $5,397 in fees during the three months ended September 30, 2026 and 2025, respectively. During the nine months ended September 30, 2026 and 2025, the Company waived $14,635 and $14,792, respectively, in fees.
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
Reclassifications
Certain prior year amounts have been reclassified to conform to current year presentation.

Note 2 – Equity Method Investments
The Company's equity method investments included in Investments on the accompanying Consolidated Balance Sheets consist of:

	September 30, 2026	December 31, 2025
Investment in LSV Asset Management	$59,465	$121,512
Other equity method investments	34,808	67,637
Total	$94,273	$189,149

LSV Asset Management
The Company has an investment in LSV Asset Management (LSV), a registered investment advisor that provides investment advisory services primarily to institutions, including pension plans and investment companies. LSV is currently an investment sub-advisor for a limited number of SEI-sponsored investment products. The Company's partnership interest in LSV as of September 30, 2026 was 38.4%. The Company’s interest in the net assets of LSV is included in Investments on the accompanying Consolidated Balance Sheets and its interest in the earnings of LSV is reflected in Equity in earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Operations.

The Company accounts for its interest in LSV using the equity method because of its less than 50% ownership. The Company’s interest in the earnings of LSV is reflected in Equity in earnings of unconsolidated affiliates on the accompanying Consolidated Statements of Operations.
At September 30, 2026 and December 31, 2025, the Company’s total investment in LSV was $59,465 and $121,512, respectively. The Company's investment includes advances provided to LSV related to their working capital accounts. The Company receives partnership distributions from LSV on a quarterly basis. The Company received partnership distributions from LSV of $117,726 and $104,768 in the nine months ended September 30, 2026 and 2025, respectively. As such, the Company considers these distribution payments as returns on investment rather than returns of the Company's original investment in LSV and has therefore classified the associated cash inflows as an operating activity on the Consolidated Statements of Cash Flows.
The Company’s proportionate share in the earnings of LSV was $39,590 and $31,903 during the three months ended September 30, 2026 and 2025, respectively. During the nine months ended September 30, 2026 and 2025, the Company’s proportionate share in the earnings of LSV was $109,946 and $94,290, respectively.
This table contains condensed financial information of LSV:

Condensed Statement of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$136,559	$111,750	$392,867	$325,894
Net income	102,995	82,812	285,794	244,639
On April 1, 2026, LSV provided an interest in the partnership to select key employees which reduced the ownership percentage of each existing partner on a pro-rata basis. As a result, the Company's total partnership interest in LSV was reduced slightly to approximately 38.4% from approximately 38.5%.
Other Equity Method Investments
The Company's other equity method investments consist of several firms acquired in December 2025 and during 2026 in connection with the Stratos Acquisition (See Note 12) and investments in non-affiliated limited partnership funds in which the Company holds a more than minor interest. At September 30, 2026 and December 31, 2025, the value of the equity method entities related to Stratos was $23,945 and $57,153, respectively. At September 30, 2026 and December 31, 2025, the value of the Company's investments in limited partnership funds was $10,863 and $10,484, respectively.

Note 3 – Composition of Certain Financial Statement Captions
Receivables
Receivables on the accompanying Consolidated Balance Sheets consist of:

	September 30, 2026	December 31, 2025
Trade receivables	$190,196	$178,902
Fees earned, not billed	591,774	483,860
Taxes receivable	64,220	40,415
Other receivables	7,487	8,487
	853,677	711,664
Less: Allowance for doubtful accounts	(2,398)	(1,916)
	$851,279	$709,748
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

Property and Equipment
Property and Equipment on the accompanying Consolidated Balance Sheets consists of:

	September 30, 2026	December 31, 2025
Buildings	$223,452	$221,488
Equipment	173,533	158,740
Land	27,457	27,457
Purchased software	165,244	165,229
Furniture and fixtures	25,049	23,066
Leasehold improvements	25,545	23,003
Construction in progress	1,119	151
	641,399	619,134
Less: Accumulated depreciation	(487,903)	(468,700)
Property and Equipment, net	$153,496	$150,434
The Company recognized $21,446 and $23,077 in depreciation expense related to property and equipment for the nine months ended September 30, 2026 and 2025, respectively.
Deferred Contract Costs
Deferred contract costs, which primarily consist of deferred sales commissions, were $58,954 and $53,345 as of September 30, 2026 and December 31, 2025, respectively. The Company deferred expenses related to contract costs of $17,909 and $13,528 during the nine months ended September 30, 2026 and 2025, respectively. Amortization expense related to deferred contract costs were $12,300 and $9,875 during the nine months ended September 30, 2026 and 2025, respectively. Amortization expense related to deferred contract costs is included in Compensation, benefits and other personnel on the accompanying Consolidated Statements of Operations. There were no material impairment losses in relation to deferred contract costs during the nine months ended September 30, 2026.
Accrued Liabilities
Accrued liabilities on the accompanying Consolidated Balance Sheets consist of:

	September 30, 2026	December 31, 2025
Accrued employee compensation	$120,221	$143,358
Accrued consulting, outsourcing and professional fees	34,268	29,186
Accrued sub-advisory, distribution and other asset management fees	58,516	56,445
Accrued dividend payable	1,891	65,182
Accrued income taxes	7,657	6,560
Other accrued liabilities	62,367	59,092
Total accrued liabilities	$284,920	$359,823

Note 4 – Fair Value Measurements
The fair value of the Company’s financial assets and liabilities is determined in accordance with the fair value hierarchy. The pricing policies and procedures applied to the Company's Level 1 and Level 2 financial assets during the nine months ended September 30, 2026 were consistent with those as described in the Company's Annual Report on Form 10-K at December 31, 2025. Level 1 financial assets and liabilities of the Company and consolidated VIEs consist mainly of equity securities and investments in open-end and closed-end investment products that are quoted daily. Level 2 financial assets primarily consist of Government National Mortgage Association (GNMA) mortgage-backed securities held by the Company's wholly-owned limited purpose federal thrift subsidiary, SEI Private Trust Company (SPTC), and Federal Home Loan Bank (FHLB) and other U.S. government agency short-term notes held by SIDCO. The financial assets held by SIDCO were purchased as part of a cash management program requiring only short term, top-tier investment grade government and corporate securities. The financial assets held by SPTC are debt securities issued by GNMA and are backed by the full faith and credit of the U.S. government. These securities were purchased for the sole purpose of satisfying applicable regulatory requirements and have maturity dates which range from 2027 to 2041. The Company's Level 3 financial liabilities at September 30, 2026 and December 31, 2025 consist entirely of the estimated fair value of the contingent considerations resulting from business acquisitions. There were no transfers of financial assets between levels within the fair value hierarchy during the nine months ended September 30, 2026.
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
The fair value of certain financial assets and liabilities of the Company was determined using the following inputs:

	At September 30, 2026
	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
Financial Assets
SEI Investments Company
Equity securities	$70,144	$—	$—	$—	$70,144
Available-for-sale debt securities	—	155,995	—	—	155,995
Securities owned	—	25,750	—	—	25,750
Investment funds sponsored by LSV	—	—	—	14,176	14,176
Investments in limited partnership funds	—	—	—	1,307	1,307
Total financial assets of SEI Investments Company	70,144	181,745	—	15,483	267,372
Consolidated VIEs
Equity securities	135,268	—	—	—	135,268
Total financial assets of consolidated VIEs	135,268	—	—	—	135,268
Total financial assets measured at fair value	$205,412	$181,745	$—	$15,483	$402,640

Financial Liabilities
SEI Investments Company
Contingent considerations	$—	$—	$7,834	$—	$7,834
Total financial liabilities of SEI Investments Company	—	—	7,834	—	7,834
Consolidated VIEs
Securities sold short	131,408	—	—	—	131,408
Total financial liabilities of consolidated VIEs	131,408	—	—	—	131,408
Total financial liabilities measured at fair value	$131,408	$—	$7,834	$—	$139,242

	At December 31, 2025
	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
Financial Assets
SEI Investments Company
Equity securities	$67,414	$—	$—	$—	$67,414
Available-for-sale debt securities	—	158,690	—	—	158,690
Securities owned	—	33,777	—	—	33,777
Investment funds sponsored by LSV	—	—	—	11,593	11,593
Investments in limited partnership funds	—	—	—	1,158	1,158
Total financial assets of SEI Investments Company	67,414	192,467	—	12,751	272,632
Consolidated VIEs
Equity securities	113,119	—	—	—	113,119
Total financial assets of consolidated VIEs	113,119	—	—	—	113,119
Total financial assets measured at fair value	$180,533	$192,467	$—	$12,751	$385,751

Financial Liabilities
SEI Investments Company
Contingent considerations	$—	$—	$7,834	$—	$7,834
Total financial liabilities of SEI Investments Company	—	—	7,834	—	7,834
Consolidated VIEs
Securities sold short	108,243	—	—	—	108,243
Total financial liabilities of consolidated VIEs	108,243	—	—	—	108,243
Total financial liabilities measured at fair value	$108,243	$—	$7,834	$—	$116,077

Note 5 – Investments and Other Marketable Securities
Investments on the accompanying Consolidated Balance Sheets consist of:

	September 30, 2026	December 31, 2025
Available for sale debt securities	$155,995	$158,690
Investment products and equities	70,144	67,414
Investments in affiliated funds	14,176	11,593
Investments in limited partnership funds	1,307	1,158
Equity method investments (See Note 2)	94,273	189,149
Total	$335,895	$428,004

Available For Sale Debt Securities
The Company's available-for-sale debt securities consist of

	At September 30, 2026
	Cost Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Mortgage-backed securities issued by GNMA	$139,418	$—	$(11,418)	$128,000
Corporate and government agency debt securities	27,990	5	—	27,995
	$167,408	$5	$(11,418)	$155,995

	At December 31, 2025
	Cost Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Mortgage-backed securities issued by GNMA	$163,071	$—	$(4,381)	$158,690
	$163,071	$—	$(4,381)	$158,690

Unrealized holding losses, net of income tax benefit, at September 30, 2026 and December 31, 2025 of available-for-sale debt securities were:

	September 30, 2026	December 31, 2025
Unrealized holding losses	$(11,418)	$(4,381)
Less: Income tax benefit	2,626	1,008
Unrealized holding losses, net of tax	(8,792)	(3,373)
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
The following tables provide the scheduled maturities of the Company's available-for-sale debt securities:

	At September 30, 2026
	Cost	Fair Value
Within one year	$8,161	$8,095
After one year through five years	5,769	4,879
After 5 years through 10 years	40,826	35,139
After 10 years	112,652	107,882
	$167,408	$155,995

	At December 31, 2025
	Cost	Fair Value
Within one year	$—	$—
After one year through five years	3,248	2,930
After 5 years through 10 years	14,789	13,787
After 10 years	145,034	141,973
	$163,071	$158,690
There were no material realized gains or losses from available-for-sale debt securities during the nine months ended September 30, 2026 and 2025, respectively.

Investment Products and Equities
The Company's investments in investment products and equities had a fair value of $70,144 and $67,414 at September 30, 2026 and December 31, 2025, respectively. There were no material realized gains or losses during the nine months ended September 30, 2026 and 2025, respectively, from investment products and equities.
Investments in Affiliated Funds
The Company has an investment in funds sponsored by LSV. The Company records this investment at fair value. Unrealized gains and losses from the change in fair value of these funds are recognized in Net gain from investments on the accompanying Consolidated Statements of Operations.
The Company's investment in the funds had a fair value of $14,176 and $11,593 at September 30, 2026 and December 31, 2025, respectively. The Company recognized unrealized gains of $2,583 and $2,393 during the nine months ended September 30, 2026 and 2025, respectively, from the change in fair value of the funds.
Securities Owned
The Company’s broker-dealer subsidiary, SIDCO, has investments in U.S. government agency securities with maturity dates less than one year. These investments are reflected as Securities owned on the accompanying Consolidated Balance Sheets. Due to specialized accounting practices applicable to investments by broker-dealers, the securities are reported at fair value and changes in fair value are recorded in current period earnings. The securities had a fair value of $25,750 and $33,777 at September 30, 2026 and December 31, 2025, respectively. There were no material net gains or losses related to the securities during the three and nine months ended September 30, 2026 and 2025.
Cash Equivalents
Investments in SEI-sponsored and non-SEI-sponsored money market funds and commercial paper classified as cash equivalents had a fair value of $255,318 and $235,933 at September 30, 2026 and December 31, 2025, respectively. There were no material unrealized or realized gains or losses from these investments during the nine months ended September 30, 2026 and 2025. Cash equivalents includes $89,189 and $201,675 at September 30, 2026 and December 31, 2025, respectively, invested in SEI-sponsored open-ended money market investment products. Investments in money market funds and commercial paper are Level 1 assets.

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
The Company was in compliance with all covenants of the credit facilities during the nine months ended September 30, 2026. As of October 20, 2026, the Company had outstanding letters of credit of $4,630 under the Facility. The amount of the Facility that is available for general corporate purposes as of October 20, 2026 was $495,370.

Note 7 – Shareholders’ Equity
Stock-Based Compensation
The Company has non-qualified stock options and restricted stock units (RSUs) outstanding under its equity compensation plans. The Company recognized stock-based compensation expense in its Consolidated Financial Statements in the three and nine months ended September 30, 2026 and 2025, respectively, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock-based compensation expense	$16,000	$13,956	$46,809	$41,985
Less: Deferred tax benefit	(2,596)	(2,561)	(7,723)	(7,737)
Stock-based compensation expense, net of tax	$13,404	$11,395	$39,086	$34,248
As of September 30, 2026, there was approximately $64,142 of unrecognized compensation cost remaining related to unvested employee stock options and restricted stock units that management expects will vest and is being amortized.
The total intrinsic value of options exercised during the nine months ended September 30, 2026 was $87,923. The total options exercisable as of September 30, 2026 had an intrinsic value of $255,110. The total intrinsic value for options exercisable is calculated as the difference between the market value of the Company’s common stock as of September 30, 2026 and the weighted average exercise price of the options. The market value of the Company’s common stock as of September 30, 2026 was $102.66 as reported by the Nasdaq Stock Market, LLC. The weighted average exercise price of the options exercisable as of September 30, 2026 was $59.73. Total options that were outstanding as of September 30, 2026 were 11,154,000. Total options that were exercisable as of September 30, 2026 were 5,942,000.
Earnings per Share
The calculations of basic and diluted earnings per share for the three and nine months ended September 30, 2026 and 2025 are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$171,247	$164,586	$547,574	$543,186
Less: Net income attributable to non-controlling interests	2,989	382	9,171	382
Net income attributable to SEI Investments Company	$168,258	$164,204	$538,403	$542,804
Shares used to compute basic earnings per common share	118,415,000	123,099,000	120,138,000	124,710,000
Dilutive effect of stock awards	3,597,000	3,226,000	3,142,000	2,974,000
Shares used to compute diluted earnings per common share	122,012,000	126,325,000	123,280,000	127,684,000
Basic earnings per common share	$1.42	$1.33	$4.48	$4.35
Diluted earnings per common share	$1.38	$1.30	$4.37	$4.25
During the three months ended September 30, 2026 and 2025, employee stock options to purchase 4,368,000 and 5,687,000 shares of common stock with an average exercise price of $75.30 and $66.09, respectively, were outstanding but not included in the computation of diluted earnings per common share. During the nine months ended September 30, 2026 and 2025, employee stock options to purchase 4,396,000 and 5,744,000 shares of common stock with an average exercise price of $75.28 and $66.04, respectively, were outstanding but not included in the computation of diluted earnings per common share. These options for the three and nine month periods were not included in the computation of diluted earnings per common share because either the performance conditions have not been satisfied or would not have been satisfied if the reporting date was the end of the contingency period or the options' exercise price was greater than the average market price of the Company’s common stock and the effect on diluted earnings per common share would have been anti-dilutive.
Common Stock Buyback
The Company’s Board of Directors, under multiple authorizations, has authorized the repurchase of common stock on the open market or through private transactions. The Company purchased 5,890,000 shares at a total cost of $535,752 during the nine months ended September 30, 2026, which reduced the total shares outstanding of common stock. The cost of stock purchases during the period includes the cost of excise taxes applicable to stock repurchases and certain transactions that settled in the following quarter. On October 20, 2026, the Company's Board of Directors approved an increase in the stock repurchase program by an additional $800,000. As of October 20, 2026, the Company had approximately $925,643 of authorization remaining for the purchase of common stock under the program.
The Company immediately retires its common stock when purchased. Upon retirement, the Company reduces Capital in excess of par value for the average capital per share outstanding and the remainder is charged against Retained earnings. If the Company reduces its Retained earnings to zero, any subsequent purchases of common stock will be charged entirely to Capital in excess of par value.
Cash Dividend
On May 27, 2026, the Board of Directors declared a cash dividend of $0.52 per share on the Company's common stock, which was paid on June 16, 2026, to shareholders of record on June 8, 2026. Cash dividends declared during the nine months ended September 30, 2026 and 2025 were $63,045 and $61,478, respectively.

Note 8 – Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss, net of tax, are as follows:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Investments	Accumulated Other Comprehensive Loss
Balance, January 1, 2026	$(21,132)	$(3,373)	$(24,505)

Other comprehensive loss before reclassifications	(3,309)	(4,505)	(7,814)
Amounts reclassified from accumulated other comprehensive loss	—	(910)	(910)
Net current-period other comprehensive loss	(3,309)	(5,415)	(8,724)

Balance, September 30, 2026	$(24,441)	$(8,788)	$(33,229)

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
There are no inter-segment revenues for the three and nine months ended September 30, 2026 and 2025. The accounting policies of the reportable business segments are the same as those described in Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

The following tables highlight certain financial information about each of the business segments for the three months ended September 30, 2026 and 2025:

	Investment Managers	Private Banks	Investment Advisors	Institutional Investors	Investments In New Businesses	Total
	For the Three Months Ended September 30, 2026
Total revenue	$235,817	$160,439	$185,378	$70,638	$9,771	$662,043
Less:
Operations & services	98,035	57,945	49,326	20,966	3,004	229,276
Sales, marketing & client service	10,993	11,736	24,382	9,014	2,261	58,386
Technology services & infrastructure	14,156	31,418	9,541	1,458	1,223	57,796
Strategic initiatives & new business development	12,292	20,815	21,016	3,838	3,180	61,141
Other segment expenses (1)	8,086	6,361	3,413	2,525	920	21,305
Total segment expenses	143,562	128,275	107,678	37,801	10,588	427,904
Non-controlling interest & other, net	—	—	2,034	—	—	2,034
Segment profit (loss)	$92,255	$32,164	$75,666	$32,837	$(817)	$232,105

	Investment Managers	Private Banks	Investment Advisors	Institutional Investors	Investments In New Businesses	Total
	For the Three Months Ended September 30, 2025
Total revenue	$207,050	$143,994	$147,465	$71,826	$8,176	$578,511
Less:
Operations & services	89,335	54,044	46,211	21,010	1,810	212,410
Sales, marketing & client service	11,240	10,723	8,819	9,820	3,844	44,446
Technology services & infrastructure	12,887	28,809	9,074	1,678	1,603	54,051
Strategic initiatives & new business development	8,316	21,305	13,389	4,168	3,471	50,649
Other segment expenses (1)	4,156	5,882	1,635	1,392	1,135	14,200
Total segment expenses	125,934	120,763	79,128	38,068	11,863	375,756
Segment profit (loss)	$81,116	$23,231	$68,337	$33,758	$(3,687)	$202,755
(1) Other segment expenses for each reportable segment includes professional services, occupancy and certain overhead expenses.
A reconciliation of the total segment profit to income from operations on the Consolidated Statements of Operations for the three months ended September 30, 2026 and 2025 is as follows:

	Three Months Ended September 30,
	2026	2025
Total segment profit	$232,105	$202,755
Corporate overhead expenses	(36,140)	(42,794)
Segment reclassification (2)	2,034	—
Income from operations	$197,999	$159,961
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

The following tables provide additional information for the three months ended September 30, 2026 and 2025 pertaining to the business segments:

	Amortization		Depreciation
	2026	2025	2026	2025
Investment Managers	$1,700	$1,301	$1,764	$1,788
Private Banks	5,634	5,427	2,645	2,681
Investment Advisors	9,871	2,473	1,689	1,889
Institutional Investors	1,953	1,956	420	474
Investments in New Businesses	416	416	109	122
Total from business segments	$19,574	$11,573	$6,627	$6,954
Corporate overhead	110	339	492	531
	$19,684	$11,912	$7,119	$7,485

The following tables highlight certain financial information about each of business segment for the nine months ended September 30, 2026 and 2025:

	Investment Managers	Private Banks	Investment Advisors	Institutional Investors	Investments In New Businesses	Total
	For the Nine Months Ended September 30, 2026
Total revenue	$684,213	$469,580	$532,970	$211,856	$27,224	$1,925,843
Less:
Operations & services	289,544	169,647	147,613	63,286	7,559	677,649
Sales, marketing & client service	33,821	35,048	63,098	26,860	7,200	166,027
Technology services & infrastructure	41,154	91,556	27,193	4,602	3,849	168,354
Strategic initiatives & new business development	34,110	60,882	59,783	11,118	8,919	174,812
Other segment expenses (3)	14,850	16,393	8,214	5,898	2,293	47,648
Total segment expenses	413,479	373,526	305,901	111,764	29,820	1,234,490
Non-controlling interest & other, net	—	—	4,732	—	—	4,732
Segment profit (loss)	$270,734	$96,054	$222,337	$100,092	$(2,596)	$686,621

	Investment Managers	Private Banks	Investment Advisors	Institutional Investors	Investments In New Businesses	Total
	For the Nine Months Ended September 30, 2025
Total revenue	$594,165	$423,157	$421,234	$209,675	$41,225	$1,689,456
Less:
Operations & services	263,945	157,576	130,048	62,401	12,408	626,378
Sales, marketing & client service	31,573	29,756	28,251	29,574	13,569	132,723
Technology services & infrastructure	39,407	85,412	26,849	4,810	4,473	160,951
Strategic initiatives & new business development	20,987	65,185	37,191	8,994	13,993	146,350
Other segment expenses (3)	8,869	16,307	5,045	4,016	4,346	38,583
Total segment expenses	364,781	354,236	227,384	109,795	48,789	1,104,985
Segment profit (loss)	$229,384	$68,921	$193,850	$99,880	$(7,564)	$584,471
(3) Other segment expenses for each reportable segment includes professional services, occupancy and certain overhead expenses.
A reconciliation of the total segment profit to income from operations in the Consolidated Statements of Operations for the nine months ended September 30, 2026 and 2025 is as follows:

	2026	2025
Total segment profit	$686,621	$584,471
Corporate overhead expenses	(106,852)	(118,778)
Segment reclassification (4)	4,732	—
Income from operations	$584,501	$465,693
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
The following tables provide additional information for the nine months ended September 30, 2026 and 2025:

	Amortization		Depreciation
	2026	2025	2026	2025
Investment Managers	$5,109	$1,704	$5,372	$3,582
Private Banks	16,943	16,046	7,870	7,634
Investment Advisors	27,737	7,342	5,128	5,914
Institutional Investors	5,859	5,775	1,339	1,287
Investments in New Businesses	1,247	1,707	340	411
Total from business segments	$56,895	$32,574	$20,049	$18,828
Corporate Overhead	280	497	1,397	4,249
	$57,175	$33,071	$21,446	$23,077
Note 10 – Income Taxes
The gross liability for unrecognized tax benefits at September 30, 2026 and December 31, 2025 was $15,415 and $13,613, respectively, exclusive of interest and penalties, of which $15,823 and $13,577 would affect the effective tax rate if the Company were to recognize the tax benefit.
The Company classifies interest and penalties on unrecognized tax benefits as income tax expense. As of September 30, 2026 and December 31, 2025, the combined amount of accrued interest and penalties related to tax positions taken on tax returns was $2,420 and $1,685, respectively.

	September 30, 2026	December 31, 2025
Gross liability for unrecognized tax benefits, exclusive of interest and penalties	$15,415	$13,613
Interest and penalties on unrecognized benefits	2,420	1,685
Total gross uncertain tax positions	$17,835	$15,298
Amount included in Current liabilities	$4,057	$3,642
Amount included in Other long-term liabilities	13,778	11,656
	$17,835	$15,298
The effective income tax rate for the three and nine months ended September 30, 2026 and 2025 differs from the federal income tax statutory rate due to the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Statutory rate	21.0%	21.0%	21.0%	21.0%
State taxes, net of federal tax benefit	2.8	2.7	2.8	2.7
Foreign tax expense and tax rate differential	(0.1)	(0.1)	(0.1)	(0.1)
Tax benefit from stock option exercises	(2.7)	(1.0)	(1.5)	(0.8)
Energy tax credits	(0.7)	—	(0.7)	—
Other, net	(0.1)	(0.7)	0.1	(0.5)
	20.2%	21.9%	21.6%	22.3%
The decrease in the effective tax rate for the three and nine months ended September 30, 2026 was primarily due to higher excess tax benefits recognized on employee stock option exercises and the favorable impact from the recognition of federal energy tax credits purchased during the period, both of which reduced the Company's income tax expense.
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

Note 11 – Commitments and Contingencies
In the ordinary course of business, the Company from time to time enters into contracts containing indemnification obligations of the Company. These obligations may require the Company to make payments to another party upon the occurrence of certain events including the failure by the Company to meet its performance obligations under the contract. These contractual indemnification provisions are often standard contractual terms of the nature customarily found in the type of contracts entered into by the Company. In many cases, there are no stated or notional amounts included in the indemnification provisions. There are no amounts reflected on the Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025 related to these indemnifications.
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
The previously disclosed lawsuits filed against SPTC in its capacity as custodian for the Rubicon accounts of the plaintiffs (collectively, the Rubicon Actions) remain pending in the Court of Common Pleas of Montgomery County, Pennsylvania, and are now in the discovery phase. While the ultimate outcomes of these litigations remain uncertain, SPTC is vigorously defending each of the Rubicon Actions. Currently, SPTC estimates that the aggregate amount of Rubicon client assets transferred at the direction of Mr. Mason from SPTC custodial accounts to accounts of an entity, Orchard Park, that unbeknownst to the investors or SPTC was established and controlled by Mr. Mason and was used by Mr. Mason for personal expenditures is approximately $13,500. In the event that SPTC is unsuccessful in its defense of the Rubicon Actions, SEI does not currently believe that the losses associated with such unsuccessful defense would exceed the approximately $13,500 of Rubicon client assets that Mr. Mason directed to be transferred to Orchard Park.
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
Defendants believe that they have valid defenses to plaintiffs’ claims and deny any wrongdoing. However, to avoid the costs and burdens of protracted litigation, after a private mediation the Company reached an agreement to resolve the Hall litigation as a class settlement. The terms of the resolution are not yet public, and the Hall plaintiffs must file a motion for preliminary approval on or before October 30, 2026. At this stage of the litigation, the Company is not reasonably able to provide an estimate of loss, if any, with respect to the matters set forth in the Hall Complaint.
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
Following the delivery of the Skilled Person’s Phase 1 Report, SIEL agreed with the FCA that a variation of SIEL’s FCA permissions would apply from February 26, 2025 (the VREQ), such that SIEL needed the FCA’s prior consent to onboard new institutional clients where this would require a material change to its existing propositions, systems or services, or significant senior management engagement. SIEL also needed consent to launch any new proposition, product, or service that was not already offered by it at the time the VREQ came into effect.
Following a comprehensive program of change to address both the Skilled Person’s recommendations and the FCA’s underlying concerns, the FCA confirmed that the s.166 was closed on July 29, 2026.
On October 22, 2026, the FCA confirmed that it had lifted the VREQ with immediate effect, with the result that SIEL’s ability to onboard new institutional clients had been fully restored.
SIEL is no longer required to seek FCA permission for launching new products or solutions or new client engagements.
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
Unfunded Commitments to Limited Partnership Funds
The Company has unfunded commitments of $22,520 at October 20, 2026 to limited partnership funds which are expected to be funded over time as capital calls are made in accordance with the applicable partnership agreements.
Unused Letters of Credit
As of September 30, 2026, the Company had outstanding and unused letters of credit of $4,630 under its Credit Facility (See Note 6). The letters of credit were issued for certain municipal requirements related to the expansion of the Company's corporate headquarters and are due to expire in 2026. The Company does not expect that any material amounts will be drawn under these letters of credit. Accordingly, no liability has been recorded in the accompanying Consolidated Balance Sheets.

Note 12 – Business Acquisitions and Divestitures
Stratos Wealth Holdings
On July 17, 2025, SEI-Eclipse Holding Company, LLC (SEI-Eclipse), a newly-formed, wholly-owned indirect subsidiary of the Company, and the Company entered into a definitive agreement (as amended, the Acquisition Agreement) with Stratos Wealth Holdings, LLC (Stratos) and Stratos Intermediate Holdco I, LLC (Stratos US Holdings) to acquire a controlling interest in the businesses operated by Stratos. Stratos is a holding company that directly and indirectly holds 100.0% of the equity of certain subsidiary holding companies (including Stratos US Holdings), which, in turn, own equity interests in multiple operating companies that form a network of over 350 affiliated financial advisors in the U.S. and Mexico. The transaction was designed to be completed by SEI-Eclipse in two stages. The first stage (the Stratos Acquisition) entailed the acquisition of all of the outstanding equity of Stratos US Holdings, which directly owns equity interests in the U.S.-based Stratos operating entities. The second stage of the transaction (the Second Stage) was contemplated to be a purchase by SEI Eclipse of the outstanding equity of the Stratos subsidiary holding company (Stratos NSC Holdings) that directly owns a controlling interest in NSC Asesores, S.C, the Mexico based operating entity (NSC Asesores) for approximately $103,000.
The Stratos Acquisition closed in December 2025. During the quarter, the Company and Stratos entered into an agreement to terminate the Second Stage and that released the Company from any and all obligations with respect to the consummation of the Second Stage (the Termination Agreement). The Company paid $32,500 to Stratos upon execution of the Termination Agreement. The Termination Agreement defines the conditions on which the Company may be required to make additional payments to Stratos if such conditions are satisfied within 60 months from the date of the Termination Agreement. Additionally, the Termination Agreement defines the conditions on which the Company may recover some or all of the initial payment of $32,500. The Company used an option pricing model to estimate the fair value of the payment provisions in the Termination Agreement. The fair value of the payment provisions was determined to be approximately equal to the $32,500 paid to Stratos upon execution of the Termination Agreement. It was also determined that any potential future additional payments or amounts potentially recoverable that were previously paid are immaterial as of September 30, 2026. As a result, the Company recognized a one-time charge of $32,500 during the third quarter 2026 resulting from the Termination Agreement which is reflected in Other (expense) income on the accompanying Consolidated Statements of Operations.
The acquisition consideration paid in consummating the Stratos Acquisition was comprised of cash of $323,102, funded by a cash contribution by the Company to SEI-Eclipse, and the issuance of 42.5% of the common units of SEI-Eclipse with an estimated fair value of $235,145 (the Stratos Acquisition). Following consummation of the Stratos Acquisition, the Company indirectly owns a 57.5% controlling interest in SEI-Eclipse and certain Stratos equity holders own the remaining 42.5% of the common units of SEI-Eclipse through an aggregator entity (Stratos Aggregator). This 42.5% minority interest in SEI-Eclipse held by Stratos Aggregator is subject to three equal put/call options by SEI-Eclipse or Stratos Aggregator exercisable at 36 months, 54 months and 72 months after the Closing Date, and is presented as redeemable non-controlling interest on the accompanying Consolidated Balance Sheets. If the puts or calls are fully exercised, it will result in the Company indirectly owning 100.0% of the outstanding equity of SEI-Eclipse.
The Company accounted for the Stratos Acquisition as a business combination using the acquisition method of accounting in accordance with ASC 805, Business Combinations. The purchase price has been allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed, based upon their estimated fair values. In addition, the redeemable non-controlling interest was recorded at fair value under ASC 805. The Company finalized its accounting for the purchase price allocation related to the Stratos business during the third quarter 2026.
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
The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the nine months ended September 30, 2026 and 2025 as if the Stratos Acquisition had occurred as of January 1, 2025, after giving effect to certain purchase accounting adjustments. These amounts are based on financial information of the Stratos business and are not necessarily indicative of what the Company’s operating results would have been had the Stratos Acquisition taken place on January 1, 2025:

	Nine Months Ended September 30,
	2026	2025
Revenues	$1,925,843	$1,725,408
Net income attributable to SEI Investments Company	571,460	450,173
The unaudited pro forma consolidated financial information includes certain nonrecurring adjustments directly attributable to the Stratos Acquisition. These adjustments primarily relate to transaction‑related costs and were immaterial.
SWE Acquisition of Equity Method Investments (EMI Entities)
SWE used cash funded from the deposit account to purchase 100% interests of nine entities and a majority interest in two additional entities (collectively, the EMI Entities) through the exercise of its contractual rights noted above. The closing date on the additional interest acquired occurred at various dates during the first quarter of 2026. The following table summarizes the purchase consideration for the EMI Entities as of the various closing dates during the first quarter of 2026:

Purchase Consideration
Cash in deposit account	$62,257
Promissory notes to sellers	30,687
Fair value of previously held equity method investments	40,323
Contingent consideration	250
$133,517
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
The following table summarizes the estimated fair values of the assets acquired, liabilities assumed, and non-controlling interest for the EMI Entities as of the various closing dates:

Estimated Fair Value
Cash and cash equivalents	$1,595
Other current assets	23
Property and equipment, net	16
Operating lease right-of-use asset	654
Other assets	450
Goodwill, net	26,149
Identifiable intangible assets	132,284
Lease liabilities	(653)
Other liabilities	(1,706)
Total net assets acquired	$158,812
Non-controlling interest	(25,295)
$133,517

The acquisitions of certain EMI Entities were accounted for as asset acquisitions and one transaction was accounted for as a business combination. For the business combination transaction, the excess of the purchase price and the fair value of the non-controlling interest over the tangible and intangible assets acquired and liabilities assumed has been recorded as goodwill. The Company has assigned the goodwill to its Investment Advisors reportable segment. The resulting goodwill is primarily due to the perceived growth potential of the acquired business, plus the fair value of the assembled workforce. Any goodwill generated for income tax purposes from the acquisition is fully deductible.
The results of operations for the acquired EMI Entities are included in the consolidated financial statements of the Company from the date of the acquisition.
The Company has identified the following significant intangible assets acquired: trade names, unpatented technology, client relationships, and non-compete agreements. The following table summarizes the estimated fair value of the significant identifiable intangible assets:

	Estimated Fair Value	Estimated Useful Life
Trade names	$1,329	3 years
Unpatented technology	816	1 year
Client relationships	126,760	18 years
Non-compete agreements	3,379	6 years
Total identifiable intangible assets	$132,284
The fair values of identifiable intangible assets were determined by using certain estimates and assumptions that are not observable in the market. Determining the useful life of an intangible asset also requires judgment, as different types of intangible assets will have different useful lives.
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
SWE Acquisition of Other Entities
After the first quarter 2026, SWE acquired other entities in addition to the EMI Entities. The Company accounted for these transactions in accordance with ASC 805. The total preliminary purchase consideration consisted of the following components:

Purchase Consideration
Cash	$13,460
Promissory notes to sellers	4,681
Total purchase consideration	$18,141
The promissory notes have interest rates ranging from 4.00% to 5.00% and are payable in 8 to 16 quarterly installments ranging between January 30, 2028 and October 30, 2031.

The following table summarizes the preliminary estimated fair values of the assets acquired, liabilities assumed, and non-controlling interest for the other acquisitions:

Estimated Fair Value
Cash and cash equivalents	$329
Other current assets	11
Goodwill, net	10,936
Identifiable intangible assets	11,168
Other liabilities	(10)
Total net assets acquired	$22,434
Non-controlling interest	(4,293)
$18,141
The Company has identified client relationships as the only significant identifiable intangible asset. The following table summarizes the preliminary fair value of the significant identifiable intangible asset:

	Estimated Fair Value	Estimated Useful Life
Client relationships	$11,168	18 years
Total identifiable intangible assets	$11,168
The provisional fair values of the client relationships were determined by using certain estimates and assumptions that are not observable in the market. Determining the useful life of an intangible asset also requires judgment. The Company has not finalized its accounting for any areas of the purchase price allocation related to these entities. As a result, the amounts presented in the table above are preliminary. The Company anticipates it will finalize its accounting during the fourth quarter of 2026. The Company will make adjustments to the purchase price allocation prior to completion of the measurement period, as required.

Note 13 – Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of the Company's goodwill by segment are as follows:

	Investment Managers	Investment Advisors	Institutional Investors	Investments in New Businesses	Total

Balance, December 31, 2025	$55,247	$218,571	$62,712	$18,459	$354,989
Acquisitions	—	37,450	—	—	37,450
Foreign currency translation adjustments	(24)	—	(210)	—	(234)
Balance, September 30, 2026	$55,223	$256,021	$62,502	$18,459	$392,205
Acquired Intangible Assets
The Company recognized $29,626 and $9,774 of amortization expense related to acquired intangible assets during the nine months ended September 30, 2026 and 2025, respectively. The increase in amortization expense was primarily due to intangible assets acquired through the acquisition of Stratos (See Note 12).
Capitalized Software
Capitalized software consists primarily of internal-use software developed for the Company's operating platforms. During the nine months ended September 30, 2026 and 2025, the Company capitalized $17,186 and $22,828 of software development costs and recognized $27,269 and $22,800 of amortization expense, respectively. There were no material impairments or changes in estimated useful lives during the period.

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
Disaggregation of Revenue
The following tables provide additional information pertaining to the Company's revenues disaggregated by major product line and primary geographic market based on the location of the use of the products or services for each of the business segments for the three months ended September 30, 2026 and 2025:

	Investment Managers	Private Banks	Investment Advisors	Institutional Investors	Investments In New Businesses	Total
Major Product Lines:	For the Three Months Ended September 30, 2026
Investment management fees from pooled investment products	$241	$38,526	$62,169	$14,448	$524	$115,908
Investment management fees from investment management agreements	—	957	77,170	51,776	5,726	135,629
Investment operations fees	222,548	635	35,955	26	—	259,164
Investment processing fees - PaaS	1,518	86,833	1,781	282	13	90,427
Investment processing fees - SaaS	4	22,732	1,041	1,680	564	26,021
Professional services fees	2,145	10,169	—	—	—	12,314
Account fees and other	9,361	587	7,262	2,426	2,944	22,580
Total revenues	$235,817	$160,439	$185,378	$70,638	$9,771	$662,043

Primary Geographic Markets:
United States	$205,778	$104,593	$185,378	$58,668	$8,557	$562,974
United Kingdom	—	37,062	—	6,851	1,214	45,127
Canada	—	12,657	—	1,555	—	14,212
Ireland	17,619	6,127	—	3,564	—	27,310
Luxembourg	12,420	—	—	—	—	12,420
Total revenues	$235,817	$160,439	$185,378	$70,638	$9,771	$662,043

	Investment Managers	Private Banks	Investment Advisors	Institutional Investors	Investments In New Businesses	Total
Major Product Lines:	For the Three Months Ended September 30, 2025
Investment management fees from pooled investment products	$163	$34,797	$57,724	$12,640	$406	$105,730
Investment management fees from investment management agreements	—	1,057	59,871	53,633	5,253	119,814
Investment operations fees	195,737	629	20,739	21	14	217,140
Investment processing fees - PaaS	1,387	79,837	1,717	316	11	83,268
Investment processing fees - SaaS	—	22,076	1,282	1,809	621	25,788
Professional services fees	1,231	4,856	—	—	—	6,087
Account fees and other	8,532	742	6,132	3,407	1,871	20,684
Total revenues	$207,050	$143,994	$147,465	$71,826	$8,176	$578,511

Primary Geographic Markets:
United States	$182,696	$94,224	$147,465	$59,335	$7,587	$491,307
United Kingdom	66	33,355	—	8,894	589	42,904
Canada	—	10,943	—	1,577	—	12,520
Ireland	14,716	5,472	—	2,020	—	22,208
Luxembourg	9,572	—	—	—	—	9,572
Total revenues	$207,050	$143,994	$147,465	$71,826	$8,176	$578,511

The following tables provide additional information pertaining to the Company's revenues disaggregated by major product line and primary geographic market based on the location of the use of the products or services for each of the Company’s business segments for the nine months ended September 30, 2026 and 2025:

	Investment Managers	Private Banks	Investment Advisors	Institutional Investors	Investments In New Businesses	Total
Major Product Lines:	For the Nine Months Ended September 30, 2026
Investment management fees from pooled investment products	$697	$110,923	$180,372	$41,958	$1,429	$335,379
Investment management fees from investment management agreements	—	2,897	218,223	154,967	16,725	392,812
Investment operations fees	647,145	1,892	104,573	66	12	753,688
Investment processing fees - PaaS	4,399	257,880	5,232	1,107	35	268,653
Investment processing fees - SaaS	4	68,120	3,197	5,183	1,294	77,798
Professional services fees	6,409	25,940	—	—	—	32,349
Account fees and other	25,559	1,928	21,373	8,575	7,729	65,164
Total revenues	$684,213	$469,580	$532,970	$211,856	$27,224	$1,925,843

Primary Geographic Markets:
United States	$598,734	$307,587	$532,970	$174,806	$24,270	$1,638,367
United Kingdom	57	108,024	—	22,352	2,954	133,387
Canada	—	36,561	—	4,630	—	41,191
Ireland	51,226	17,408	—	10,068	—	78,702
Luxembourg	34,196	—	—	—	—	34,196
Total revenues	$684,213	$469,580	$532,970	$211,856	$27,224	$1,925,843

	Investment Managers	Private Banks	Investment Advisors	Institutional Investors	Investments In New Businesses	Total
Major Product Lines:	For the Nine Months Ended September 30, 2025
Investment management fees from pooled investment products	$385	$98,093	$166,903	$36,161	$1,203	$302,745
Investment management fees from investment management agreements	—	3,077	165,862	158,383	15,036	342,358
Investment operations fees	560,970	1,871	62,296	48	1,999	627,184
Investment processing fees - PaaS	4,003	234,617	4,577	1,524	31	244,752
Investment processing fees - SaaS	—	65,742	4,075	5,545	12,886	88,248
Professional services fees	4,056	17,644	—	—	1,614	23,314
Account fees and other	24,751	2,113	17,521	8,014	8,456	60,855
Total revenues	$594,165	$423,157	$421,234	$209,675	$41,225	$1,689,456

Primary Geographic Markets:
United States	$524,823	$280,629	$421,234	$174,508	$39,816	$1,441,010
United Kingdom	220	95,764	—	24,705	1,409	122,098
Canada	—	31,269	—	4,521	—	35,790
Ireland	43,116	15,495	—	5,941	—	64,552
Luxembourg	26,006	—	—	—	—	26,006
Total revenues	$594,165	$423,157	$421,234	$209,675	$41,225	$1,689,456
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
The Company recognized unrealized gains of $8,188 and $1,463 during the nine months ended September 30, 2026 and 2025, respectively, from the change in fair value of the seed capital investment in the LSV GEMNF. These gains are included in Net gain from consolidated variable interest entities on the accompanying Consolidated Statement of Operations.

The assets and liabilities of the LSV GEMNF presented on the accompanying Consolidated Balance Sheets consist of:

Assets of Consolidated Variable Interest Entities	September 30, 2026	December 31, 2025
Cash and cash equivalents	$85,457	$70,791
Equity securities	135,268	113,119
Due from broker for securities sold	3,017	—
Other assets	43	84
Total	$223,785	$183,994

Liabilities of Consolidated Variable Interest Entities	September 30, 2026	December 31, 2025
Accrued expenses	$35	$28
Securities sold short	131,408	108,243
Due to broker for securities purchased	5,093	233
Total	$136,536	$108,504
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

Overview
Consolidated Summary
SEI Investments Company is a leading global provider of financial technology, operations, and asset management services within the financial services industry. Investment processing fees are earned as either monthly fees for contracted services or as a percentage of the market value of our clients' assets processed on our platforms. Investment operations and investment management fees are earned as a percentage of assets under management, administration or advised assets. As of September 30, 2026, through our subsidiaries and partnerships in which we have a significant interest, we manage, advise or administer $2.1 trillion in hedge, private equity, mutual fund and pooled or separately managed assets.
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025 were:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2026	2025		2026	2025
Revenues	$662,043	$578,511	14%	$1,925,843	$1,689,456	14%
Expenses	464,044	418,550	11%	1,341,342	1,223,763	10%
Income from operations	197,999	159,961	24%	584,501	465,693	26%
Net gain from investments	1,206	1,992	(39)%	4,387	4,244	3%
Interest income, net of interest expense	6,260	10,098	(38)%	19,399	29,325	(34)%
Gain on sale of business	—	—	NM	—	94,412	NM
Other (expense) income	(32,500)	4,922	NM	(32,050)	9,422	NM
Equity in earnings of unconsolidated affiliates	39,819	31,903	25%	110,989	94,290	18%
Net gain from consolidated variable interest entities	1,809	1,845	NM	11,363	1,845	NM
Income before income taxes	214,593	210,721	2%	698,589	699,231	—%
Income taxes	43,346	46,135	(6)%	151,015	156,045	(3)%
Net income	171,247	164,586	4%	547,574	543,186	1%
Less: Net income attributable to non-controlling interests	2,989	382	NM	9,171	382	NM
Net income attributable to SEI Investments Company	$168,258	$164,204	2%	$538,403	$542,804	(1)%
Diluted earnings per common share	$1.38	$1.30	6%	$4.37	$4.25	3%
The following items had a significant impact on our financial results for the three and nine months ended September 30, 2026 and 2025:
•Revenue from Assets under management, administration, and distribution fees increased in the first nine months of 2026 primarily from higher assets under administration due to cross sales to existing alternative investment clients of the Investment Managers segment as well as new sales within the segment. Average assets under administration increased $212.8 billion, or 19%, to $1.3 trillion during the first nine months of 2026, as compared to $1.1 trillion during the first nine months of 2025.
•Revenue from Assets under management, administration, and distribution fees also increased from market appreciation and positive cash flows into separately managed account programs and Strategist programs of the Investment Advisors segment. This was partially offset by negative cash flows and lower fee structures from SEI fund programs and fee reductions in separately managed account programs. Average assets under management in equity and fixed income programs, excluding LSV, increased $25.7 billion, or 14%, to $212.6 billion in the first nine months of 2026 as compared to $186.9 billion during the first nine months of 2025.
•Revenues from the Stratos acquisition contributed $126.7 million during the first nine months of 2026.
•Revenue from Information processing and software servicing fees increased in the first nine months of 2026 primarily from new client conversions and growth from existing SEI Wealth PlatformSM (SWP) clients.
•Earnings from LSV increased to $109.9 million in the first nine months of 2026 as compared to $94.3 million in the first nine months of 2025 due to market appreciation of assets under management and increased performance fees. Negative cash flows from existing clients and client losses partially offset the increase in earnings from LSV.
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
•Capitalized software development costs were $17.2 million in the first nine months of 2026, of which $11.2 million was for continued enhancements to SWP. Capitalized software development costs also include $6.0 million of software development costs in the first nine months of 2026 for SEI Scope, a new platform for the Investment Managers segment placed into service during the third quarter 2025.
•Amortization expense of capitalized software development costs related to SWP was $22.7 million in the first nine months of 2026 as compared to $21.6 million in the first nine months of 2025. Amortization expense related to the SEI Scope platform was $4.5 million in the first nine months of 2026.
•Other expense consists of a charge of $32.5 million during the third quarter 2026 related to a termination agreement with Stratos (See Note 12 to the Consolidated Financial Statements).
•SEI repurchased 5.9 million shares of common stock for $535.8 million in the first nine months of 2026.

Stratos Wealth Holdings
In December 2025, we completed our strategic investment in the Stratos business (Stratos), a network of affiliated companies focused on supporting the success of financial advisors. During 2026, we completed the purchases of 100% interests of nine entities and a majority interest in two additional entities and also acquired other entities. Stratos contributed $126.7 million to revenue and $10.5 million to operating profit during the first nine months of 2026, which includes $20.1 million of expense associated with acquired intangible amortization, before considering non-controlling interest (See Note 12 to the Notes to Consolidated Financial Statements).

Ending Asset Balances
(In millions)

	As of September 30,		Percent Change
	2026	2025
Investment Managers:
Collective trust fund programs (A)	$267,693	$237,964	12%
Liquidity funds	493	418	18%
Total assets under management	$268,186	$238,382	13%
Client assets under administration	1,400,810	1,204,843	16%
Total assets	$1,668,996	$1,443,225	16%
Private Banks:
Equity and fixed-income programs	$32,949	$28,408	16%
Collective trust fund programs	4	3	33%
Liquidity funds	1,646	2,802	(41)%
Total assets under management	$34,599	$31,213	11%
Client assets under administration	9,784	8,902	10%
Total assets	$44,383	$40,115	11%
Investment Advisors:
Equity and fixed-income programs	$94,470	$85,245	11%
Liquidity funds	3,306	3,391	(3)%
Total Platform assets under management	$97,776	$88,636	10%
Platform-only assets	38,464	32,152	20%
Platform-only assets-deposit program	2,326	2,165	7%
Total Platform assets	$138,566	$122,953	13%
Institutional Investors:
Equity and fixed-income programs	$84,533	$82,676	2%
Liquidity funds	1,485	1,580	(6)%
Total assets under management	$86,018	$84,256	2%
Client assets under advisement	3,776	6,564	(42)%
Total assets	$89,794	$90,820	(1)%
Investments in New Businesses:
Equity and fixed-income programs	$3,289	$2,999	10%
Liquidity funds	404	244	66%
Total assets under management	$3,693	$3,243	14%
Client assets under advisement	2,613	2,452	7%
Total assets	$6,306	$5,695	11%
LSV:
Equity and fixed-income programs (B)	$116,080	$95,801	21%

Stratos (E)	$41,655	$—	NM

Total:
Equity and fixed-income programs (C)	$331,321	$295,129	12%
Collective trust fund programs	267,697	237,967	12%
Liquidity funds	7,334	8,435	(13)%
Total assets under management	$606,352	$541,531	12%
Client assets under advisement	6,389	9,016	(29)%
Client assets under administration (D)	1,410,594	1,213,745	16%
Platform-only assets	40,790	34,317	19%
Stratos	41,655	—	NM
Total assets	$2,105,780	$1,798,609	17%
(A)    Collective trust fund program assets are included in assets under management since SEI is the trustee. Fees earned on this product are less than fees earned on customized asset management programs.
(B)    Equity and fixed-income programs include $1.4 billion of assets managed by LSV in which fees are based solely on performance and are not calculated as an asset-based fee (as of September 30, 2026).
(C)    Equity and fixed-income programs include $9.0 billion of assets invested in various asset allocation funds at September 30, 2026.
(D)    In addition to the assets presented, SEI also administers an additional $16.1 billion in Funds of Funds assets on which SEI does not earn an administration fee (as of September 30, 2026).
(E)    Stratos is a network of affiliated companies that provides financial services to $41.7 billion in client assets across business models and affiliation structures (as of September 30, 2026).

Average Asset Balances
(In millions)

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2026	2025		2026	2025
Investment Managers:
Collective trust fund programs (A)	$267,834	$231,088	16%	$258,780	$218,298	19%
Liquidity funds	569	385	48%	547	310	76%
Total assets under management	$268,403	$231,473	16%	$259,327	$218,608	19%
Client assets under administration	1,386,909	1,174,961	18%	1,333,373	1,111,723	20%
Total assets	$1,655,312	$1,406,434	18%	$1,592,700	$1,330,331	20%
Private Banks:
Equity and fixed-income programs	$33,201	$28,051	18%	$31,967	$26,826	19%
Collective trust fund programs	4	3	33%	4	3	33%
Liquidity funds	1,680	2,834	(41)%	1,849	2,855	(35)%
Total assets under management	$34,885	$30,888	13%	$33,820	$29,684	14%
Client assets under administration	9,602	8,665	11%	9,446	8,473	11%
Total assets	$44,487	$39,553	12%	$43,266	$38,157	13%
Investment Advisors:
Equity and fixed-income programs	$95,439	$82,735	15%	$92,089	$78,884	17%
Liquidity funds	3,292	3,378	(3)%	3,383	3,320	2%
Total Platform assets under management	$98,731	$86,113	15%	$95,472	$82,204	16%
Platform-only assets	38,662	30,874	25%	36,638	28,034	31%
Platform-only assets-deposit program	2,297	2,136	8%	2,293	2,158	6%
Total Platform assets	$139,690	$119,123	17%	$134,403	$112,396	20%
Institutional Investors:
Equity and fixed-income programs	$86,212	$80,802	7%	$85,302	$78,379	9%
Liquidity funds	1,700	1,810	(6)%	1,781	1,773	—%
Total assets under management	$87,912	$82,612	6%	$87,083	$80,152	9%
Client assets under advisement	3,852	6,274	(39)%	3,737	5,952	(37)%
Total assets	$91,764	$88,886	3%	$90,820	$86,104	5%
Investments in New Businesses:
Equity and fixed-income programs	$3,317	$2,934	13%	$3,228	$2,822	14%
Liquidity funds	407	255	60%	328	258	27%
Total assets under management	$3,724	$3,189	17%	$3,556	$3,080	15%
Client assets under administration (E)	—	—	—%	—	9,849	(100)%
Client assets under advisement	2,632	2,428	8%	2,464	2,321	6%
Total assets	$6,356	$5,617	13%	$6,020	$15,250	(61)%
LSV:
Equity and fixed-income programs (B)	$118,889	$92,969	28%	$113,123	$90,060	26%

Stratos (F)	$41,902	$—	NM	$40,593	$—	NM

Total:
Equity and fixed-income programs (C)	$337,058	$287,491	17%	$325,709	$276,971	18%
Collective trust fund programs	267,838	231,091	16%	258,784	218,301	19%
Liquidity funds	7,648	8,662	(12)%	7,888	8,516	(7)%
Total assets under management	$612,544	$527,244	16%	$592,381	$503,788	18%
Client assets under advisement	6,484	8,702	(25)%	6,201	8,273	(25)%
Client assets under administration (D)	1,396,511	1,183,626	18%	1,342,819	1,130,045	19%
Platform-only assets	40,959	33,010	24%	38,931	30,192	29%
Stratos	41,902	—	NM	40,593	—	NM
Total assets	$2,098,400	$1,752,582	20%	$2,020,925	$1,672,298	21%
(A)    Collective trust fund program average assets are included in assets under management since SEI is the trustee. Fees earned on this product are less than fees earned on customized asset management programs.
(B)    Equity and fixed-income programs include assets managed by LSV in which fees are based solely on performance and are not calculated as an asset-based fee. The average value of these assets for the three months ended September 30, 2026 was $1.4 billion.
(C)    Equity and fixed-income programs include $8.9 billion of average assets invested in various asset allocation funds for the three months ended September 30, 2026.
(D)    In addition to the assets presented, SEI also administers an additional $15.2 billion of average assets in Funds of Funds assets for the three months ended September 30, 2026 on which SEI does not earn an administration fee.
(E)    Client assets under administration related to the Family Office Services business divested on June 30, 2025.
(F)    Stratos is a network of affiliated companies that provides financial services to $41.9 billion in average client assets across business models and affiliation structures during the three months ended September 30, 2026.
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

Business Segments
Revenues, Expenses and Operating Profit (Loss) for our business segments for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 were as follows:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2026	2025		2026	2025
Investment Managers:
Revenues	$235,817	$207,050	14%	$684,213	$594,165	15%
Expenses	143,562	125,934	14%	413,479	364,781	13%
Operating Profit	$92,255	$81,116	14%	$270,734	$229,384	18%
Operating Margin	39%	39%		40%	39%
Private Banks:
Revenues	$160,439	$143,994	11%	$469,580	$423,157	11%
Expenses	128,275	120,763	6%	373,526	354,236	5%
Operating Profit	$32,164	$23,231	38%	$96,054	$68,921	39%
Operating Margin	20%	16%		20%	16%
Investment Advisors:
Revenues	$185,378	$147,465	26%	$532,970	$421,234	27%
Expenses	107,678	79,128	36%	305,901	227,384	35%
Non-controlling interest and other, net	2,034	—	NM	4,732	—	NM
Operating Profit	$75,666	$68,337	11%	$222,337	$193,850	15%
Operating Margin	41%	46%		42%	46%
Institutional Investors:
Revenues	$70,638	$71,826	(2)%	$211,856	$209,675	1%
Expenses	37,801	38,068	(1)%	111,764	109,795	2%
Operating Profit	$32,837	$33,758	(3)%	$100,092	$99,880	—%
Operating Margin	46%	47%		47%	48%
Investments in New Businesses:
Revenues	$9,771	$8,176	20%	$27,224	$41,225	(34)%
Expenses	10,588	11,863	(11)%	29,820	48,789	(39)%
Operating Loss	$(817)	$(3,687)	(78)%	$(2,596)	$(7,564)	(66)%
For additional information pertaining to our business segments, see Note 9 to the Consolidated Financial Statements.

Investment Managers
Revenues increased $28.8 million, or 14%, in the three month period and increased $90.0 million, or 15%, in the nine month period ended September 30, 2026 and were primarily affected by:
•Increased administration fees from additional services provided to our largest alternative fund clients; and
•Positive cash flows into alternative and traditional funds from new and existing clients; partially offset by
•Client losses and fund closures.
Operating margin remained at 39% in the three month period ended and increased to 40% compared to 39% in the nine month period. Operating income increased $11.1 million, or 14%, in the three month period and increased $41.4 million, or 18%, in the nine month period and was primarily affected by:
•An increase in revenues as mentioned above; partially offset by
•Increased costs associated with new business, primarily personnel costs, technology and third-party vendor costs; and
•Costs to enhance, support and maintain technologies and investment service capabilities.
Private Banks

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2026	2025		2026	2025
Revenues:
Information processing and software servicing fees	$120,298	$107,405	12%	$353,802	$319,829	11%
Asset management, administration & distribution fees	40,141	36,589	10%	115,778	103,328	12%
Total revenues	$160,439	$143,994	11%	$469,580	$423,157	11%
Revenues increased $16.4 million, or 11%, in the three month period and increased $46.4 million, or 11%, in the nine month period ended September 30, 2026 and were primarily affected by:
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
Operating margins increased to 20% compared to 16% in the three month period and increased to 20% compared to 16% in the nine month period. Operating income increased $8.9 million, or 38%, in the three month period and increased $27.1 million, or 39%, in the nine month period and was primarily affected by:
•An increase in revenues as mentioned above; partially offset by
•Increased costs, mainly personnel, technology and third-party vendor costs supporting operations.
Investment Advisors

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2026	2025		2026	2025
Revenues:
Investment management fees-SEI fund programs	$62,169	$57,724	8%	$180,372	$166,903	8%
Separately managed account fees	77,170	59,871	29%	218,223	165,862	32%
Other fees	46,039	29,870	54%	134,375	88,469	52%
Total revenues	$185,378	$147,465	26%	$532,970	$421,234	27%
Revenues increased $37.9 million, or 26%, in the three month period and increased $111.7 million, or 27%, in the nine month period ended September 30, 2026 and were primarily affected by:
•Increased fees from separately managed account programs and Strategist programs due to growth from new and existing clients and market appreciation; and
•Revenues from Stratos acquisition of $126.7 million; partially offset by

•Decreased investment management fees from SEI fund programs resulting from the continued shift out of SEI fund programs into separately managed accounts and other investment products; and
•Lower fee structures in SEI fund programs and fee reductions in our separately managed account programs.
Operating margin decreased to 41% compared to 46% in the three month period and decreased to 42% compared to 46% in the nine month period. Operating income increased $7.3 million, or 11%, in the three month period and increased $28.5 million, or 15%, in the nine month period and was primarily affected by:
•An increase in revenues as mentioned above; partially offset by
•Increased amortization expense from intangible assets related to the Stratos acquisition;
•Increased direct expenses associated with the increase in separately managed account fees; and
•Increased personnel costs from business growth.
Institutional Investors
Revenues decreased $1.2 million, or 2%, in the three month period and increased $2.2 million, or 1%, in the nine month period ended September 30, 2026 and were primarily affected by:
•Increased investment management fees from existing clients due to higher assets under management due to market appreciation; and
•Increased fees from new and existing Outsourced Chief Investment Officer (OCIO) platform clients; partially offset by
•Decreased investment management fees from client losses.
Operating margin decreased to 46% compared to 47% in the three month period and decreased to 47% compared to 48% in the nine month period. Operating income decreased $921 thousand, or 3%, in the three month period and increased slightly in the nine month period and was primarily affected by:
•An increase in revenues as mentioned above; and
•Decreased personnel costs; partially offset by
•Increased direct expenses associated with investment management fees.
Investments in New Businesses

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2026	2025		2026	2025
Revenues:
SEI Private Wealth Management	$6,323	$5,796	9%	$18,378	$16,468	12%
SEI Family Office Services	—	—	NM	—	18,002	(100)%
Other	3,448	2,380	45%	8,846	6,755	31%
Total revenues	$9,771	$8,176	20%	$27,224	$41,225	(34)%
Revenues increased $1.6 million, or 20%, in the three month period and decreased $14.0 million, or 34%, in the nine month period ended September 30, 2026 and were primarily affected by:
•The divestiture of the SEI Family Office Services business in June 2025; partially offset by
•Increased revenues from SEI Private Wealth Management through higher assets under advisement due to market appreciation and new business.
Other
Corporate overhead expenses
Corporate overhead expenses primarily consist of general and administrative expenses and other costs not directly attributable to a reportable business segment. Corporate overhead expenses were $36.1 million and $42.8 million in the three months ended September 30, 2026 and 2025, respectively, and $106.9 million and $118.8 million in the nine months ended September 30, 2026 and 2025, respectively. The decline in corporate overhead expenses was primarily due to lower personnel costs and professional fees.

Other income and expense
Other income and expense items on the accompanying Consolidated Statements of Operations consist of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net gain from investments	$1,206	$1,992	$4,387	$4,244
Interest and dividend income	6,866	10,207	21,040	29,711
Interest expense	(606)	(109)	(1,641)	(386)
Gain on sale of business	—	—	—	94,412
Other (expense) income	(32,500)	4,922	(32,050)	9,422
Equity in earnings of unconsolidated affiliates	39,819	31,903	110,989	94,290
Net gain from consolidated variable interest entities	1,809	1,845	11,363	1,845
Total other income and expense items, net	$16,594	$50,760	$114,088	$233,538
Net gain from investments
Net gain from investments in the three and nine months ended September 30, 2026 was primarily due to unrealized mark-to-market gains recorded in current earnings associated with Company-sponsored investment funds and other investments from market appreciation in 2026 (See Notes 2 and 5 to the Consolidated Financial Statements).
Interest and dividend income
Interest and dividend income is earned based upon the amount of cash that is invested daily. The decrease in interest and dividend income in the three and nine months ended September 30, 2026 was due to lower invested cash balances and, to a lesser extent, an overall decline in interest rates.
Other (expense) income
Other expense in the three and nine months ended September 30, 2026 is primarily related to a charge resulting from a termination agreement with Stratos during the third quarter 2026 (See Note 12 to the Consolidated Financial Statements).
Equity in earnings of unconsolidated affiliates
Equity in earnings of unconsolidated affiliates primarily includes the earnings from our ownership interest in LSV. The table below presents the revenues and net income of LSV and the proportionate share in LSV's earnings.

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2026	2025		2026	2025
Revenues of LSV	$136,559	$111,750	22%	$392,867	$325,894	21%
Net income of LSV	102,995	82,812	24%	285,794	244,639	17%

SEI's proportionate share in earnings of LSV	$39,590	$31,903	24%	$109,946	$94,290	17%
The increase in earnings from LSV in the three and nine months ended September 30, 2026 was primarily due to market appreciation of assets under management. An increase in performance fees in the second quarter 2026 also positively impacted our earnings from LSV. Negative cash flows from existing clients and client losses partially offset the increase in earnings. Average assets under management by LSV increased $23.1 billion to $113.1 billion during the nine months ended September 30, 2026 as compared to $90.1 billion during the nine months ended September 30, 2025, an increase of 26%.
Our total partnership interest in LSV was approximately 38.4% as of September 30, 2026 (See Note 2 to the Consolidated Financial Statements).

Net gain from consolidated variable interest entities
Net gain from consolidated variable interest entities in the three and nine months ended September 30, 2026 reflects the total net gains of the LSV Global Market Neutral Fund LP consolidated into our financial statements. The portion of this gain associated with our investment in the fund was $8.2 million and $1.5 million during the nine months ended September 30, 2026 and 2025, respectively (See Notes 1 and 15 to the Consolidated Financial Statements).

Amortization
Amortization expense on the accompanying Consolidated Statements of Operations consists of:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2026	2025		2026	2025
Capitalized software development costs	$9,080	$8,405	8%	$27,269	$22,800	20%
Intangible assets acquired through acquisitions and asset purchases	10,494	3,168	231%	29,626	9,774	203%
Other	$110	$339	(68)%	280	497	(44)%
Total amortization expense	$19,684	$11,912	65%	$57,175	$33,071	73%
Capitalized software development costs
The increase in amortization expense related to capitalized software development costs during the three and nine months ended September 30, 2026 was due to significant enhancements to SWP and the placement into service of SEI Scope during the third quarter 2025 (See Note 1 to the Consolidated Financial Statements).
Intangible assets acquired through acquisitions and asset purchases
The increase in amortization expense related to intangible assets during the three and nine months ended September 30, 2026 was due to intangible assets related to the Stratos acquisition (See Note 12 to the Consolidated Financial Statements).
Income Taxes

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2026	2025		2026	2025
Provision for income taxes	$43,346	$46,135	(6)%	$151,015	$156,045	(3)%

Effective income tax rate	20.2%	21.9%		21.6%	22.3%
The decrease in the effective tax rate for the three and nine months ended September 30, 2026 was primarily due to higher excess tax benefits recognized on employee stock option exercises and the favorable impact of purchased energy tax credits, both of which reduced the Company's income tax expense.
Stock-Based Compensation
We recognized $46.8 million and $42.0 million in stock-based compensation expense during the nine months ended September 30, 2026 and 2025, respectively. The amount of stock-based compensation expense recognized is primarily based upon management's estimate of when the financial vesting targets of outstanding stock options may be achieved. Any change in the estimate could result in the amount of stock-based compensation expense to be accelerated, spread out over a longer period, or reversed. This may cause volatility in the recognition of stock-based compensation expense in future periods and could materially affect earnings (See Note 7 to the Consolidated Financial Statements).
We expect to recognize approximately $16.0 million in stock-based compensation expense during the remainder of 2026.
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
The following schedules reconcile U.S. GAAP Net income attributable to SEI Investments Company and Income from operations on the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income attributable to SEI Investments Company (U.S. GAAP basis)	$168,258	$164,204	$538,403	$542,804
Non-GAAP adjustments:
Acquisition-related:
Third party costs(1)	—	3,767	—	4,587
Intangible assets amortization & impairments(2)	7,379	3,168	21,070	9,774
Total acquisition-related	7,379	6,935	21,070	14,361
Gain on sale of asset/business(3)	—	—	—	(94,412)
Litigation settlements and insurance proceeds(4)	—	(4,350)	3,808	(8,850)
Other individually significant items(5)	32,500	—	32,500	—
Income tax effect(6)	(8,167)	(567)	(12,058)	19,787
Adjusted net income attributable to SEI Investments Company (non-GAAP basis)	$199,970	$166,222	$583,723	$473,690

Diluted earnings per common share (U.S. GAAP basis)	$1.38	$1.30	$4.37	$4.25
Adjusted diluted earnings per common share (non-GAAP basis)	$1.64	$1.32	4.73	3.71
Diluted weighted average shares outstanding	122,012	126,325	123,280	127,684

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income from operations (U.S. GAAP Basis)	197,999	159,961	584,501	465,693
Non-GAAP adjustments:
Acquisition-related:
Third party costs(1)	—	3,767	—	4,587
Intangible assets amortization & impairments(2)	10,494	3,168	29,626	9,774
Total acquisition-related	10,494	6,935	29,626	14,361
Adjusted income from operations (non-GAAP Basis)	$208,493	$166,896	$614,127	$480,054
(1) This non-GAAP adjustment removes incremental and directly attributable costs incurred to execute acquisitions, such as third-party advisory, legal, accounting, valuation, and due diligence. For the three and nine months ended September 30, 2025, this non-GAAP adjustment consisted of the legal costs, advisory fees, and due diligence fees in relation to the Stratos acquisition. Management believes adjusting for these charges helps the reader's ability to understand our core operating results and increases comparability quarter to quarter.
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
(3) This non-GAAP adjustment removes realized gains on the sale of assets owned or entities under our control, out of the normal course of business. For the nine months ended September 30, 2025, the adjustment consisted of the realized gain from the sale of Family Office Services (FOS). Management believes adjusting for these gains helps the reader's ability to understand our core operating results and increases comparability quarter to quarter.
(4) This non-GAAP adjustment removes individually significant litigation settlements and insurance proceeds. For the nine months ended September 30, 2026, this non-GAAP adjustment was related to litigation settlements. For the three and nine months ended September 30, 2025, the non-GAAP adjustment consisted of a $4.5M settlement related to a vendor matter and a $4.4M insurance settlement. Management included these transactions as non-GAAP adjustments since they were out of the normal course of business. Management believes adjusting for these items helps the reader's ability to understand our core operating results and increases comparability quarter to quarter.
(5) This non-GAAP adjustment removes other items that are individually significant and highly unusual. For the three and nine months ended September 30, 2026, this non-GAAP adjustment consisted of the amount recognized related to the mutually agreed Termination Agreement between the Company and Stratos with respect to the previously reported obligations to proceed with the closing of the purchase of the equity of a Mexican RIA owned by Stratos. Management believes this charge is outside the normal course of business and not indicative of ongoing operating performance. Excluding this item enhances comparability between periods and assists investors in evaluating SEI's core operating results.
(6) Income tax effects are presented as a separate reconciling item (not netted within each adjustment). For performance measures, the tax effect reflects current and deferred tax expense commensurate with the adjusted measure of profitability. The methodology used (e.g., statutory rate, effective rate, or discrete item approach) is consistently applied. All of the above items use a systematic approach.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$565,327	$481,264
Net cash (used in) provided by investing activities	(32,087)	40,497
Net cash used in financing activities	(512,509)	(516,474)
Effect of exchange rate changes on cash and cash equivalents	(6,103)	11,953
Net change in cash and cash equivalents and cash and cash equivalents held at consolidated variable interest entities	14,628	17,240
Cash, cash equivalents and cash and cash equivalents held at consolidated variable interest entities, beginning of period	470,595	840,193
Cash, cash equivalents and cash and cash equivalents held at consolidated variable interest entities, end of period	$485,223	$857,433

Our credit facility provides for borrowings up to $500.0 million and is scheduled to expire in August 2030 (See Note 6 to the Consolidated Financial Statements). As of October 20, 2026, we had outstanding letters of credit of $4.6 million which reduced the amount available under the credit facility. These letters of credit were primarily issued for the expansion of the corporate headquarters and are due to expire in 2026. As of October 20, 2026, the amount of the credit facility available for corporate purposes was $495.4 million.
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
The majority of excess cash reserves are primarily placed in accounts located in the United States that invest in commercial paper and SEI-sponsored money market mutual funds denominated in the U.S. dollar. We also utilize demand deposit accounts or money market accounts at several well-established financial institutions located in the United States. Accounts used to manage these excess cash reserves do not impose any restrictions or limitations that would prevent us from being able to access such cash amounts immediately. As of October 20, 2026, the amount of cash and cash equivalents considered free and immediately accessible for other general corporate purposes was $217.4 million.
Cash and cash equivalents include cash of $85.5 million held in accounts of the LSV Global Equity Market Neutral Fund, LP consolidated into our financial statements and may only be used to settle obligations of the fund (See Note 15 to the Consolidated Financial Statements).
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
Cash flows from operations increased $84.1 million in the first nine months of 2026 compared to the first nine months of 2025 primarily from increased distributions received from unconsolidated affiliates and non-cash adjustments. The increase in cash flows from operations was partially offset by the negative change in working capital accounts.
Net cash from investing activities includes:
•Purchases, sales and maturities of marketable securities. Purchases, sales and maturities of marketable securities in the first nine months of 2026 and 2025 were as follows:

	Nine Months Ended September 30,
	2026	2025
Purchases	$(152,089)	$(123,708)
Sales and maturities	156,962	93,367
Net investing activities from marketable securities	$4,873	$(30,341)
See Note 5 to the Consolidated Financial Statements for more information related to marketable securities.
•The capitalization of costs incurred in developing computer software. We capitalized $17.2 million of software development costs in the first nine months of 2026 as compared to $22.8 million in the first nine months of 2025 related to significant enhancements for the expanded functionality of the SEI Wealth Platform and SEI Scope, a new platform for the Investment Managers segment.
•Capital expenditures. Capital expenditures in the first nine months of 2026 were $24.7 million as compared to $21.1 million in the first nine months of 2025. Expenditures in 2026 and 2025 include capital outlays for purchased software and equipment for data center operations.
Net cash from financing activities includes:
•The repurchase of common stock. We had total capital outlays of $532.8 million during the first nine months of 2026 and $527.5 million during the first nine months of 2025 for the repurchase of common stock.
•Proceeds from the issuance of common stock. We received $147.7 million and $115.9 million in proceeds from the issuance of common stock during the first nine months of 2026 and 2025, respectively, through our equity compensation plans. These proceeds were primarily from stock option exercise activity.

•Dividend payments. Cash dividends paid were $126.3 million in the first nine months of 2026 as compared to $123.3 million in the first nine months of 2025.
Cash Requirements
Cash requirements and liquidity needs are primarily funded through cash flow from operations and our capacity for additional borrowing. At September 30, 2026, unused sources of liquidity consisted of cash and cash equivalents and the amount available under our credit facility.
We are obligated to make payments in connection with the credit facility, operating leases, maintenance contracts, promissory notes, and other commitments. In addition, we also have $22.5 million in cash requirements from unfunded commitments to limited partnership funds. We believe our operating cash flow, available borrowing capacity, and existing cash and cash equivalents will provide adequate funds for these obligations and ongoing operations. We currently anticipate that our available funds and cash flow from operations will be sufficient to meet our operational cash needs, expected M&A activity, and fund our stock repurchase program for at least the next 12 months and for the foreseeable future.
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
•Product development and innovation risks, including delays, cost overruns, system issues, and failure of new offerings to gain market acceptance;
•Business model innovation and expansion risks, including entry into new markets or channels (e.g., direct-to-consumer);
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
•SEI Institutional Transfer Agent, Inc., or SITA, an institutional transfer agent registered with the SEC under the Securities Exchange Act of 1934.
•SEI Transfer Agency and Registry Services, or STARS, a retail transfer agent registered with the SEC under the Securities Exchange Act of 1934.
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

(b) Change in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(e)    Our Board of Directors has authorized the repurchase of up to $7.378 billion worth of our common stock through multiple authorizations through September 30, 2026. Currently, there is no expiration date for the common stock repurchase program. On October 20, 2026, our Board of Directors approved an increase in the stock repurchase program by an additional $800.0 million. As of October 20, 2026, the Company had approximately $925.6 million of authorization remaining for the purchase of common stock under the program.
Information regarding the repurchase of common stock during the three months ended September 30, 2026 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 2026	529,000	$98.27	529,000	$330,744,000
August 2026	771,000	107.40	771,000	247,939,000
September 2026	743,000	106.40	743,000	167,655,000
Total	2,043,000	$104.67	2,043,000
(1) Average price paid per share does not include excise tax on stock repurchases.

Item 5. Other Information.
During the three months ended September 30, 2026, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 (c) of Regulation S-K).

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

SEI INVESTMENTS COMPANY

Date:	October 26, 2026	By:	/s/ Sean J. Denham
Sean J. Denham
Chief Financial and Chief Operating Officer